Form 10-K
period 2018-12-31
VENTAS INC
filed 2019-02-08
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018, based on a closing price of the common stock of $56.95 as reported on the New York Stock Exchange, was $20.0 billion.
As of February 5, 2019, there were 356,647,224 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2019 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

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

•	The nature and extent of future competition, including new construction in the markets in which our seniors housing communities and office buildings are located;

•	The extent and effect of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of London Inter-bank Offered Rate (“LIBOR”) after 2021;

•
The ability of our tenants, operators and managers, as applicable, to comply with laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents and patients;

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

i

•	Final determination of our taxable net income for the year ended December 31, 2018 and for the year ending December 31, 2019;

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

•	Changes in exchange rates for any foreign currency in which we may, from time to time, conduct business;

•	Year-over-year changes in the Consumer Price Index (“CPI”) or the U.K. Retail Price Index and the effect of those changes on the rent escalators contained in our leases and on our earnings;

•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

•	The impact of damage to our properties from catastrophic weather and other natural events and the physical effects of climate change;

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

Brookdale Senior Living, Kindred, Atria, Sunrise, Ardent and ESL Information

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

Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”), Kindred and Eclipse Senior Living (“ESL”) are not currently subject to the reporting requirements of the SEC. The information related to Atria, Sunrise, Ardent, Kindred and ESL contained or referred to in this Annual Report on Form 10-K has been derived from publicly available information or was provided to us by Atria, Sunrise, Ardent, Kindred or ESL, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

PART I
ITEM 1.    Business

BUSINESS

Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2018, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 19 properties under development, including five properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2018, we leased a total of 442 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of December 31, 2018, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Eclipse Senior Living (“ESL”), to manage 359 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 129 properties (excluding two properties managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of December 31, 2018.

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

2018 Highlights and Other Recent Developments

Investments and Dispositions

•
During the year ended December 31, 2018, we received aggregate proceeds of $862.9 million for the full repayment of the principal balances of 14 loans receivable with a weighted average interest rate of 9.1% that were due to mature between 2018 and 2033, which resulted in total gains of $27.8 million.

•
Included in the repayments above is $713 million that we received in June 2018 for the full repayment of the principal balance of a $700 million term loan and $13 million then outstanding on a revolving line of credit we made to a subsidiary of Ardent. We also received a $14 million cash pre-payment fee and accelerated recognition of the unamortized portion ($13.2 million) of a previously received cash “upfront” fee for the loans, resulting in income of $27.2 million.

•
In June 2018, we made a $200 million investment in senior unsecured notes issued by a subsidiary of Ardent at a price of 98.6% of par value. The notes have an effective interest rate of 10.0% and mature in 2026.

•	During 2018, we sold 23 properties and two vacant land parcels for aggregate consideration of $348.6 million and recognized a gain on the sales of real estate assets of $46.2 million.

•	During the year ended December 31, 2018, we acquired six properties for an aggregate purchase price of $311.3 million.

Liquidity and Capital

•
During 2018, we repaid or redeemed $2.0 billion of aggregate principal then outstanding with a weighted average rate of 3.56% senior notes due between 2018 and 2021 and recognized a loss on extinguishment of debt of $48.6 million.

•	During 2018, we issued a total of $1.4 billion of senior notes with weighted average interest rate of 4.2% with maturities between 2028 and 2029.

•
In July 2018, we entered into a new $900.0 million unsecured term loan facility priced at LIBOR plus 0.90%. The new term loan facility is comprised of a $300.0 million term loan that matures in 2023 and a $600.0 million term loan that matures in 2024.  This unsecured term loan facility replaced and repaid in full our $900.0 million unsecured term loan due 2020 priced at LIBOR plus 0.975%.

•
In January 2019, we redeemed $258.8 million aggregate principal amount then outstanding of our 5.45% senior notes due 2043 at a public offering price at par, plus accrued and unpaid interest to the redemption date.

•	In January 2019, Ventas Realty established an unsecured commercial paper note program initially rated A2/P2/F2 with an available maximum aggregate amount outstanding at any time of $1 billion.

Portfolio

•
In January 2018, we transitioned the management of 76 private pay seniors housing communities to ESL. These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”) under triple-net leases, are now operated by ESL under a management contract with us and are included in the senior living operations reportable business segment. We also acquired a 34% ownership interest in ESL with customary rights and protections. ESL management owns the 66% controlling interest.

•
In April 2018, we entered into various agreements with Brookdale Senior Living that provide for, among other things: (a) a consolidation of substantially all of our multiple lease agreements with Brookdale Senior Living into one guaranteed master lease (the “Master Lease”); (b) extension of the term for substantially all of our Brookdale Senior Living leased properties until at least December 31, 2025; and (c) a modification of the annual cash rent for the Brookdale Senior Living leased properties. In connection with these agreements, we recognized a net non-cash expense of $21.3 million for the acceleration of straight-line rent receivables, net unamortized market lease intangibles and deferred revenues, which is included in triple-net leased rental income in our Consolidated Statements of Income. We also received a fee of $2.5 million that is being amortized over the new lease term. The agreements also contemplate the sale of certain properties under the Master Lease. However, we cannot provide any assurance that we will be able to successfully complete the sales on a timely basis or at all.

Portfolio Summary

The following table summarizes our consolidated portfolio of properties and other investments, including construction in progress, as of and for the year ended December 31, 2018:

			Real Estate Property Investments			Revenues
Asset Type	# of Properties (1)	# of Units/ Sq. Ft./ Beds(2)	Real Estate Property Investment, at Cost	Percent of Total Real Estate Property Investments	Real Estate Property Investment Per Unit/Bed/Sq. Ft.	Revenue	Percent of Total Revenues
	(Dollars in thousands)
Seniors housing communities	730	65,144	$16,595,631	62.6%	$254.8	$2,513,400	67.2%
MOBs(3)	355	19,740,563	5,372,530	20.3	0.3	582,145	15.5
Research and innovation centers	32	5,937,163	2,109,334	8.0	0.4	207,283	5.5
IRFs and LTACs	37	3,124	459,027	1.7	146.9	157,855	4.2
Health systems	12	2,064	1,508,460	5.7	730.8	113,476	3.0
SNFs	17	1,882	204,488	0.8	108.7	21,919	0.6
Development properties and other	14		227,468	0.9
Total real estate investments, at cost	1,197		$26,476,938	100.0%
Income from loans and investments						124,218	3.3
Interest and other income						24,892	0.7
Revenues related to assets classified as held for sale	1					622	0.0
Total revenues						$3,745,810	100.0%

(1)
As of December 31, 2018, we also owned four seniors housing communities and one MOB through investments in unconsolidated entities. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom and were operated or managed by 89 unaffiliated healthcare operating companies.

(2)
Seniors housing communities are generally measured in units; MOBs and research and innovation centers are measured by square footage; and IRFs and LTACs, health systems and SNFs are generally measured by licensed bed count.

(3)
As of December 31, 2018, we leased 68 of our consolidated MOBs pursuant to triple-net leases, Lillibridge or PMBRES managed 277 of our consolidated MOBs and 10 of our consolidated MOBs were managed by six unaffiliated managers. Through Lillibridge and PMBRES, we also provided management and leasing services for 83 MOBs owned by third parties as of December 31, 2018.

Seniors Housing and Healthcare Properties

As of December 31, 2018, we owned a total of 1,189 seniors housing and healthcare properties (including properties classified as held for sale) as follows:

	Consolidated (100% interest)	Consolidated (<100% interest)	Unconsolidated (25% interest)	Total
Seniors housing communities	722	9	4	735
MOBs	319	36	1	356
Research and innovation centers	20	12	—	32
IRFs and LTACs	36	1	—	37
Health systems	12	—	—	12
SNFs	17	—	—	17
Total	1,126	58	5	1,189

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

Medical Office Buildings

Typically, our MOBs are multi-tenant properties leased to several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, although they require greater plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2018, we owned or managed for third parties approximately 22 million square feet of MOBs that are predominantly located on or near a health system.

Research and Innovation Centers

Our research and innovation centers contain laboratory and office space primarily for scientific research for universities, academic medical centers, technology, biotechnology, medical device and pharmaceutical companies and other organizations involved in the research and innovation industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, research and innovation center tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives. Our research and innovation centers are primarily located on or contiguous to university and academic medical campuses. The campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants.

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

Geographic Diversification of Properties

Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the year ended December 31, 2018.

Loans and Investments

As of December 31, 2018, we had $756.5 million of net loans receivable and investments relating to seniors housing and healthcare operators or properties. Our loans receivable and investments provide us with interest income, principal amortization and transaction fees and are typically secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related seniors housing or healthcare properties. From time to time, we also make investments in mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Development and Redevelopment Projects

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2018, we had 19 properties under development pursuant to these agreements, including five properties that are owned through unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

Significant Tenants, Operators and Managers

The following table summarizes certain information regarding our tenant, operator and manager concentration as of and for the year ended December 31, 2018 (excluding properties classified as held for sale and properties owned by investments in unconsolidated entities as of December 31, 2018):

	Number of Properties Leased or Managed	Percent of Total Real Estate Investments (1)	Percent of Total Revenues	Percent of NOI
Senior living operations	355	39.5%	55.3%	30.7%
Brookdale Senior Living (2)	129	8.4	4.3	7.6
Ardent	11	5.2	3.1	5.7
Kindred	32	1.1	3.5	6.4

(1)	Based on gross book value.

(2)	Excludes two properties managed by Brookdale Senior Living pursuant to a long-term management agreement and included in the senior living operations reportable business segment.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the year ended December 31, 2018. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all. See “Risk Factors—Risks Arising from Our Business—Our leases and other agreements with Brookdale Senior Living, Ardent and Kindred account for a significant portion of our revenues and operating income; any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K.

Brookdale Senior Living Leases

As of December 31, 2018, we leased 129 consolidated properties (excluding two properties managed by Brookdale Senior Living pursuant to a long-term management agreement and included in the senior living operations reportable business segment) to Brookdale Senior Living.

Pursuant to our lease agreement, Brookdale Senior Living is obligated to pay base rent, which escalates annually at a specified rate over the prior period base rent. As of December 31, 2018, the aggregate 2019 contractual cash rent due to us from Brookdale Senior Living, including a reduction for an annual rent credit equal to $8.0 million, was approximately $179.2 million, and the current aggregate contractual base rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)) due to us from Brookdale Senior Living was approximately $179.5 million.) See “NOTE 3—CONCENTRATION OF CREDIT RISK” and “NOTE 14—COMMITMENTS AND CONTINGENCIES” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Ardent Lease

As of December 31, 2018, we leased 10 properties to Ardent pursuant to a single, triple-net master lease agreement. Per our master lease agreement, Ardent is obligated to pay base rent, which escalates annually by the lesser of four times the increase in the consumer price index for the relevant period and 2.5%.  The initial term of the master lease expires on August 31, 2035 and Ardent has one ten-year renewal option.

As of December 31, 2018, the aggregate 2019 contractual cash rent due to us from Ardent was approximately $117.7 million, and the current aggregate contractual base rent (computed in accordance with GAAP) due to us from Ardent was also approximately $117.7 million.

Our 9.8% ownership interest in Ardent entitles us to certain rights and minority protections, as well as the right to appoint one of 11 members on the Ardent Board of Directors.

Kindred Master Leases

As of December 31, 2018, we leased 29 properties to Kindred pursuant to a master lease agreement. In November 2016, Kindred extended the lease term to 2025 for all of our LTACs operated by Kindred that were scheduled to mature in 2018 and 2020, at the current rent level.

The aggregate annual rent we receive under each Kindred master lease is referred to as “base rent.” Base rent escalates annually at a specified rate over the prior period base rent, contingent, in some cases, upon the satisfaction of specified facility revenue parameters. The annual rent escalator under the Kindred master lease for 25 properties is based on year-over-year changes in CPI, subject to a floor and cap, and is 2.7% for four properties. As of December 31, 2018, the aggregate 2019 contractual cash rent due to us from Kindred was approximately $125.6 million, and the current aggregate contractual base rent (computed in accordance with GAAP) due to us from Kindred was approximately $127.9 million.

Senior Living Operations

As of December 31, 2018, Atria, Sunrise and ESL, collectively, provided comprehensive property management and accounting services with respect to 334 consolidated seniors housing communities pursuant to long-term management agreements with us. Under these management agreements, the operators receive annual base management fees ranging from 4.5% to 7% of revenues generated by the applicable properties and, in some cases, additional management fees based on the achievement of specified performance targets. Our management agreements with Atria and ESL have initial terms expiring between 2023 and 2027, and our management agreements with Sunrise have terms expiring between 2030 and 2038. In some cases, our management agreements include renewal provisions. See “NOTE 3—CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Because Atria, Sunrise and ESL manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under those agreements as provided therein, Atria’s, Sunrise’s or ESL’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s, Sunrise’s or ESL’s senior management or equity ownership or any adverse developments in their businesses or financial condition could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria, Sunrise and ESL account for a significant portion of our revenues and operating income; adverse developments in Atria’s, Sunrise’s or ESL’s business and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria, Sunrise and ESL in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria, Sunrise or ESL if our management agreements are terminated or not renewed” included in Part I, Item 1A of this Annual Report on Form 10-K.

Our 34% ownership interests in Atria and ESL entitle us to certain rights and protections, as well as the right to appoint two of six members on each’s Board of Directors.

Competition

We generally compete for investments in seniors housing and healthcare assets with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Risks Arising from Our Business—Our ongoing strategy depends, in part, upon future investments in and acquisitions of, or our development or redevelopment of, seniors housing and healthcare assets, and we may not be successful in identifying and consummating these transactions” included in Part I, Item 1A of this Annual Report on Form 10-K and “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our tenants, operators and managers also compete on a local and regional basis with other healthcare operating companies that provide comparable services. Seniors housing community, SNF and health systems operators compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. With respect to MOBs, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system, physician preferences and proximity to hospital campuses. The ability of our tenants, operators and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Risks Arising from Our Business—Our tenants, operators and managers may be adversely affected by healthcare regulation and enforcement” and “—Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us” included in Part I, Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2018, we had 500 employees, none of which is subject to a collective bargaining agreement. We believe that relations with our employees are positive.

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

We maintain the property insurance for all of our senior living operations, as well as the general and professional liability insurance for our seniors housing communities and related operations managed by Atria and ESL. However, Sunrise maintains the general and professional liability insurance for our seniors housing communities and related operations that it manages in accordance with the terms of our management agreements. Under our management agreements with Sunrise, we may elect, on an annual basis, whether we or Sunrise will bear responsibility for maintaining the required insurance coverage for the applicable properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.

Through our office operations, we provide engineering, construction and architectural services in connection with new development projects, and any design, construction or systems failures related to the properties we develop could result in substantial injury or damage to our clients or third parties. Any such injury or damage claims may arise in the ordinary course and may be asserted with respect to ongoing or completed projects. Although we maintain liability insurance to protect us against these claims, if any claim results in a loss, we cannot assure you that our policy limits would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to pay the difference and we could lose our investment in, or experience reduced profits and cash flows from, the affected MOB or research and innovation center, which could have a Material Adverse Effect on us.

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

A shift toward less comprehensive health coverage facilitated by current presidential administration regulation and new Medicaid waiver programs has the potential to reduce the number of people with health insurance coverage. Additionally, coverage expansions via the Affordable Care Act (the “ACA”) through Medicaid expansion and health insurance exchanges may be scaled back by litigation that may strike some or all of the ACA, or waiver programs that reduce the number of people with Medicaid in a given state. Beyond this, significant changes to commercial health insurance and government sponsored insurance (i.e. Medicare and Medicaid) remain possible. Commercial and government payors, are likely to continue imposing greater discounts and more stringent cost controls upon operators, through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.

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

The current presidential administration has signaled it will expand current efforts to enforce healthcare fraud and abuse laws by increasing funding for the Health Care Fraud and Abuse Control program. Additionally, government officials within HHS and the U.S. Department of Justice have stated that they will make it a high priority to prosecute fraud and abuse in federal claims. Further, many state Medicaid programs continue to devote additional resources to fraud, waste, and abuse initiatives. Medicaid reform plans might include lowering the growth rate of Medicaid spending, which will put pressure on states to exert greater scrutiny over the utilization of services. It is likely that states will have increased flexibility and incentive to monitor utilization patterns and take action against outlier providers.

Medicare’s fraud, waste, and abuse initiatives continue to be refined and refocused. The current administration has proposed expanding the extrapolated methods of the Recovery Audit Contractor program, which has recovered more than $2 billion for the Medicare program, into the Medicare Advantage program. Further expansion of these larger finding audits may be implemented in the future.

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

•
As a result of the ACA, and specifically Medicaid expansion and establishment of health insurance exchanges providing subsidized health insurance, an estimated seventeen million more Americans have health insurance than in 2010. These newly-insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The ACA was nearly repealed in 2017 and the current presidential administration continues to promulgate regulations to encourage the purchase of less comprehensive forms of health insurance for individuals and families unable to purchase health insurance on their own. In addition, the recent Texas v Azar decision resulted in a district court decision that the ACA was unconstitutional. While this decision is stayed while on appeal, it raises a possibility that the ACA will be struck down, potentially canceling the coverage of the people currently covered by health insurance exchange qualified plans or by Medicaid expansion.

•
Enabled by the Medicare Modernization Act (2003) and subsequent laws, Medicare and Medicaid have implemented pilot programs (officially termed demonstrations or models) to “divert” elderly from SNFs and promote “aging in place” in “the least restrictive environment.” Several states have implemented home and community-based Medicaid waiver programs that increase the support services available to senior citizens in senior housing, lengthening the time that many seniors can live outside of a SNF. These Medicaid waiver programs are subject to re-approval and pilots are time-limited. The current presidential administration is not necessarily opposed to these efforts, but is committed to giving states greater control of their Medicaid programs. The current administration has also approved several community engagement waivers that, based on the first implemented waiver in Arkansas, may result in tens thousands of people losing Medicaid coverage. The results of these reforms could be the modification or curtailment of a number of existing pilots and the number of people covered by Medicaid.

•
CMS is currently in the midst of transitioning Medicare from a traditional fee-for-service reimbursement model to capitated and value-based approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly 10 million Medicare beneficiaries now receive care via accountable care organizations, and another 21 million are enrolled in Medicare Advantage health plans. The continued trend toward capitated and value-based approaches - particularly Medicare Advantage, which is expected to grow under the current presidential administration - has the potential to diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies such as medical resonance imaging services. This could adversely impact the medical properties that house these physicians and medical technology providers.

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

For the year ended December 31, 2018, approximately 7.1% of our total revenues and 12.7% of our total NOI (in each case excluding amounts in discontinued operations) were attributable to acute and post-acute healthcare facilities in which our third-party tenants receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those leased facilities.

Research and Innovation Centers

In 2016, we entered the research and innovation sector through the acquisitions of substantially all of the university affiliated research and innovation real estate assets of Wexford Science & Technology, LLC from affiliates of Blackstone Real Estate Partners VIII, L.P. The research and innovation tenants of these assets are largely university-affiliated organizations. These university-affiliated research and innovation tenants are dependent on government funding to varying degrees. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. Therefore, our tenants in the research and innovation industry face high levels of regulation, expense and uncertainty.

Some of our research and innovation tenants require significant outlays of funds for the research, development and clinical testing of their products and technologies. If private investors, the federal government or other sources of funding are unavailable to support such activities, a tenant’s research and innovation operation may be adversely affected or fail. Further, the research, development, clinical testing, manufacture and marketing of some of our tenants’ products requires federal, state and foreign regulatory approvals which may be costly or difficult to obtain. Even after a research and innovation tenant gains regulatory approval and market acceptance for a product, the product may still present significant regulatory and liability risks, including, among others, the possible later discovery of safety concerns, competition from new products and the expiration of patent protection for the product. Our tenants with marketable products may be adversely affected by healthcare reform and government reimbursement policies, including changes under the current presidential administration or by private healthcare payors. Likewise, our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws. If our research and innovation tenants’ businesses are adversely affected, they may have difficulty making payments to us, which could materially adversely affect our business, results of operations and financial condition.

Environmental Regulation

As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters.

These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and, in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. With respect to our properties that are operated or managed by third parties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. See “Risk Factors-Risks Arising from Our Business-We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2018 and do not expect that we will be required to make any such material capital expenditures during 2019.

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

Risks Arising from Our Business

The properties managed by Atria, Sunrise and ESL account for a significant portion of our revenues and operating income; adverse developments in Atria’s, Sunrise’s or ESL’s business and affairs or financial condition could have a Material Adverse Effect on us.

As of December 31, 2018, Atria, Sunrise and ESL, collectively, managed 334 of our consolidated seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI. Although we have various rights as the property owner under our management agreements, we rely on Atria’s, Sunrise’s and ESL’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations. We also rely on Atria, Sunrise and ESL to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. For example, we depend on Atria’s, Sunrise’s and ESL’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Atria, Sunrise or ESL to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Atria, Sunrise or ESL to attract and retain qualified personnel, or significant changes in Atria’s, Sunrise’s or ESL’s senior management or equity ownership could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.

Because Atria, Sunrise and ESL manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, any adverse developments in Atria’s, Sunrise’s or ESL’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a Material Adverse Effect on us. If Atria, Sunrise or ESL experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which indirectly could have a Material Adverse Effect on us.

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

We have rights to terminate our management agreements with Atria, Sunrise and ESL in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria, Sunrise or ESL if our management agreements are terminated or not renewed.

We are parties to long-term management agreements pursuant to which Atria, Sunrise and ESL, collectively, provided comprehensive property management and accounting services with respect to 334 of our consolidated seniors housing communities as of December 31, 2018. Most of our management agreements with Atria have terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods, and most of our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). Our management agreement with ESL has an initial term expiring January 31, 2023, with a conditional five-year renewal period. Our ability to terminate these long-term management agreements is limited to specific circumstances set forth in the agreements and may relate to all properties or a specific property or group of properties.

We may terminate any of our management agreements with Atria, Sunrise and ESL upon the occurrence of an event of default by the operator in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any license or certificate necessary for operation), subject in most cases to such operator’s right to cure such default, or upon the occurrence of certain insolvency events relating to such operator. In addition, we may terminate our management agreements with each Atria and ESL based on their failure to achieve certain NOI targets or upon the payment of a fee. We also may terminate most of our management agreements with Sunrise based on the failure to achieve certain NOI targets or to comply with certain expense control covenants, subject to certain rights of Sunrise to make cure payments to us, and upon the occurrence of certain other events or the existence of certain other conditions.

We continually monitor and assess our contractual rights and remedies under our management agreements with Atria, Sunrise and ESL. When determining whether to pursue any existing or future rights or remedies under those agreements, including termination rights, we consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In the event that we exercise our rights to terminate the Atria, Sunrise or ESL management agreements for any reason or such agreements are not renewed upon expiration of their terms, we would attempt to reposition the affected properties with another manager. Although we believe that many qualified national and regional seniors housing operators would be interested in managing our seniors housing communities, we cannot assure you that we would be able to locate another suitable manager or, if we are successful in locating such a manager, that it would manage the properties effectively. Moreover, the transition to a replacement manager would require approval by the applicable regulatory authorities and, in most cases, the mortgage lenders for the properties, and we cannot assure you that such approvals would be granted on a timely basis, if at all. Any inability to replace, or a lengthy delay in replacing, Atria, Sunrise or ESL as the manager of our seniors housing communities following termination or non-renewal of the applicable management agreements could have a Material Adverse Effect on us.

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

An important part of our business strategy is to continue to expand and diversify our portfolio through accretive acquisition, investment, development and redevelopment opportunities in domestic and international seniors housing and healthcare properties. Our execution of this strategy by successfully identifying, securing and consummating beneficial transactions is made more challenging by increased competition and can be affected by many factors, including our relationships with current and prospective clients, our ability to obtain debt and equity capital at costs comparable to or better than our competitors and lower than the yield we earn on our acquisitions or investments, and our ability to negotiate favorable terms with property owners seeking to sell and other contractual counterparties. Our competitors for these opportunities include other healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. See “Business—Competition” included in Part I, Item 1 of this Annual Report on Form 10-K. If we are unsuccessful at identifying and capitalizing on investment, acquisition, development and redevelopment opportunities, our growth and profitability may be adversely affected.

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

Our future results will suffer if we do not effectively manage the expansion of our health system and research and innovation portfolios and operations following the acquisition of AHS and the Research and Innovation Acquisition.

As a result of our acquisition of Ardent Medical Services, Inc. (“AHS”) in 2015, we entered into the health system sector. Also, as a result of the acquisition of substantially all of the university affiliated research and innovation real estate assets of Wexford Science & Technology, LLC (“Wexford”) in 2016 (the “Research and Innovation Acquisition”), we entered into the university-affiliated research and innovation sector. Part of our long-term business strategy involves expanding our health system and research and innovation portfolios through additional acquisitions and development of new properties. Both the asset management of our existing health systems and university-affiliated research and innovation centers portfolios and such additional acquisitions and developments may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new investments into our existing business in an efficient and timely manner, successfully monitor the operations, costs, regulatory compliance and service quality of our operators and leverage our relationships with Ardent and other operators of health systems and Wexford and other operators and developers of research and innovation centers. It is possible that our expansion or acquisition opportunities within the health system and research and innovation sectors will not be successful, which could adversely impact our growth and future results.

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

Limited barriers to entry in the seniors housing and MOB industries could lead to the development of new seniors housing communities or MOBs that outpaces demand. Data published by the National Investment Center for Seniors Housing & Care has indicated deliveries of new seniors housing communities will remain at elevated levels in 2019, especially in certain geographic markets. If development outpaces demand for those assets in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability, which could have a Material Adverse Effect on us.

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

Regulation of the healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Atria, Sunrise, Brookdale Senior Living, Ardent, Kindred and ESL. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, financial and other arrangements that may be entered into by healthcare providers and the research, development, clinical testing, manufacture and marketing of research and innovation products. In addition, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K. We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators and managers, which, in turn, could have a Material Adverse Effect on us.

If our tenants, operators and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants, operators and managers also could face increased costs related to changes in healthcare regulation, such as a shift toward less comprehensive health coverage, or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.

Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and "managed" Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See “Governmental Regulation—Healthcare Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. In addition, coverage expansions via the ACA through Medicaid expansion and health insurance exchanges may be scaled back under regulations promulgated by the current presidential administration. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a Material Adverse Effect on us.

The healthcare industry trend away from a traditional fee for service reimbursement model towards value-based payment approaches may negatively impact certain of our tenants’ revenues and profitability.

Certain of our tenants, specifically those providers in the post-acute and health system space, are subject to the broad trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Medicare no longer reimburses hospitals for care related to certain preventable adverse events and imposes payment reductions on hospitals for preventable readmissions. These punitive approaches could be expanded to additional types of providers in the future.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. For example, several of the nation’s largest commercial payors are increasing reliance on value-based reimbursement arrangements. We are unable at this time to predict how this trend will affect the revenues and profitability of those of our tenants who are providers of healthcare services; however, if this trend significantly and adversely affects their profitability, it could in turn negatively affect their ability and willingness to comply with the terms of their leases with us and or renew those leases upon expiration, which could have a Material Adverse Effect on us.

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

We consider and, when appropriate, invest in various development and redevelopment projects. In deciding whether to make an investment in a particular project, we make certain assumptions regarding the expected future performance of the property. Our assumptions are subject to risks generally associated with development and redevelopment projects, including, among others, that:

•	We may be unable to obtain financing for the project on favorable terms or at all;

•	We may not complete the project on schedule or within budgeted amounts;

•	We may not be able to recognize rental revenue in some cases although cash rent is being paid and the lease has commenced;

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

As of December 31, 2018, we owned 36 MOBs, 12 research and innovation centers, nine seniors housing communities and one IRF through consolidated joint ventures, and we had 25% ownership interests in four seniors housing communities and one MOB through investments in unconsolidated entities. In addition, we had a 34% ownership interest in Atria, a 34% ownership interest in ESL and a 9.8% interest in Ardent as of December 31, 2018. These joint ventures and unconsolidated entities involve risks not present with respect to our wholly owned properties, including the following:

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

Our tenants in the research and innovation industry face high levels of regulation, expense and uncertainty.

Research and innovation tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain unique risks, including the following:

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

•
Collaborative relationships with other research and innovation entities may be crucial to the development, manufacturing, distribution or marketing of our tenants’ products. If these other entities fail to fulfill their obligations under these collaborative arrangements, our tenants’ businesses will suffer.

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

We cannot assure you that our tenants in the research and innovation industry will be successful in their businesses. If our tenants’ businesses are adversely affected, they may have difficulty making payments to us, which could materially adversely affect our business, results of operations and financial condition.

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

Damage from catastrophic weather and other natural events and the physical effects of climate change could result in losses to the Company.

Certain of our properties are located in areas particularly susceptible to revenue loss, cost increase or damage caused by catastrophic weather and other natural events, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding or other severe weather. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our or our tenants’, operators’ and managers’ property insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business and our financial condition and results of operations. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable.

To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

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

Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation—Healthcare Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our operators’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases, which, in turn, could have a Material Adverse Effect on us.

We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we generally have indemnification rights against the current operators of our properties for contamination caused by them, such indemnification may not adequately cover all environmental costs. See “Governmental Regulation—Environmental Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K.

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

For the year ended December 31, 2018, approximately 36.2% of our total NOI was derived from properties located in California (14.0%), Texas (6.4%), New York (6.1%), Illinois (5.1%) and Florida (4.6%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased construction and competition or decreased demand for our properties, regional climate events and changes in state-specific legislation, which could adversely affect our business and results of operations.

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

Risks Arising from Our Capital Structure

We may become more leveraged.

As of December 31, 2018, we had approximately $10.7 billion of outstanding indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness could also have the following consequences:

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

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.

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

Under the Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation, or that such compliance will not adversely affect our business. Also, our TRSs may not, among other things, operate or manage certain health care facilities, which may cause us to forgo investments we might otherwise make. Finally, we may be subject to a 100% excise tax on the income derived from certain transactions with our TRSs that are not on an arm's-length basis. We believe our arrangements with our TRSs are on arm's-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above, but there can be no assurance that we will be able to avoid application of that tax.

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

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Act that could affect us and our stockholders include:

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

Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and IRS, any of which could lessen or increase the impact of the 2017 Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the 2017 Tax Act may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the 2017 Tax Act as a whole will have on us.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

Seniors Housing and Healthcare Properties

As of December 31, 2018, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 19 properties under development, including five properties that are owned by unconsolidated real estate entities. We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.

As of December 31, 2018, we had $1.1 billion aggregate principal amount of mortgage loan indebtedness outstanding, secured by 60 of our properties. Excluding those portions attributed to our joint venture partners, our share of mortgage loan indebtedness outstanding was $1.0 billion.

The following table provides additional information regarding the geographic diversification of our portfolio of properties as of December 31, 2018 (excluding properties owned through investments in unconsolidated entities and properties classified as held for sale).

	Seniors Housing Communities		SNFs		MOBs		Research and Innovation Centers		IRFs and LTACs		Health Systems
Geographic Location	# of Properties	Units	# of Properties	Licensed Beds	# of Properties	Square Feet(1)	# of Properties	Square Feet(1)	# of Properties	Licensed Beds	# of Properties	Licensed Beds
Alabama	6	409	—	—	4	469	—	—	—	—	—	—
Arizona	28	2,436	—	—	14	880	—	—	1	60	—	—
Arkansas	4	296	—	—	1	5	—	—	—	—	—	—
California	84	9,572	—	—	28	2,106	—	—	6	503	—	—
Colorado	15	1,257	1	82	13	896	—	—	1	68	—	—
Connecticut	14	1,718	—	—	—	—	2	1,032	—	—	—	—
District of Columbia	—	—	—	—	2	102	—	—	—	—	—	—
Florida	46	4,372	—	—	14	318	1	252	6	508	—	—
Georgia	19	1,703	—	—	14	1,187	—	—	—	—	—	—
Idaho	1	70	—	—	—	—	—	—	—	—	—	—
Illinois	25	2,957	1	82	36	1,448	1	129	4	430	—	—
Indiana	9	670	—	—	23	1,603	—	—	1	59	—	—
Kansas	9	541	—	—	1	33	—	—	—	—	—	—
Kentucky	9	818	—	—	4	173	—	—	1	384	—	—
Louisiana	1	58	—	—	6	396	—	—	—	—	—	—
Maine	6	452	—	—	—	—	—	—	—	—	—	—
Maryland	5	360	—	—	2	83	5	467	—	—	—	—
Massachusetts	15	1,788	—	—	—	—	—	—	—	—	—	—
Michigan	22	1,388	—	—	14	599	—	—	—	—	—	—
Minnesota	14	856	—	—	4	241	—	—	—	—	—	—
Mississippi	—	—	—	—	1	51	—	—	—	—	—	—
Missouri	2	153	—	—	21	1,166	5	818	1	60	—	—
Montana	3	222	—	—	—	—	—	—	—	—	—	—
Nebraska	1	133	—	—	—	—	—	—	—	—	—	—
Nevada	3	326	—	—	5	416	—	—	1	52	—	—
New Hampshire	1	126	—	—	—	—	—	—	—	—	—	—
New Jersey	12	1,137	1	153	3	37	—	—	—	—	—	—
New Mexico	4	453	—	—	—	—	—	—	2	123	4	544
New York	42	4,604	—	—	4	244	—	—	—	—	—	—
North Carolina	22	1,769	—	—	17	724	8	1,539	1	124	—	—
North Dakota	2	115	—	—	1	114	—	—	—	—	—	—
Ohio	20	1,273	1	150	28	1,226	—	—	1	50	—	—
Oklahoma	8	465	—	—	1	80	—	—	—	—	4	954
Oregon	29	2,585	—	—	1	105	—	—	—	—	—	—
Pennsylvania	31	2,399	4	620	9	713	5	862	1	52	—	—
Rhode Island	4	399	—	—	—	—	2	385	—	—	—	—
South Carolina	4	318	—	—	21	1,153	—	—	—	—	—	—
South Dakota	4	182	—	—	—	—	—	—	—	—	—	—
Tennessee	18	1,476	—	—	10	395	—	—	1	49	—	—
Texas	48	3,899	—	—	17	863	—	—	9	602	1	445
Utah	3	321	—	—	—	—	—	—	—	—	—	—
Virginia	8	664	—	—	5	231	3	453	—	—	—	—
Washington	28	2,652	5	469	10	579	—	—	—	—	—	—
West Virginia	2	131	4	326	—	—	—	—	—	—	—	—
Wisconsin	44	2,174	—	—	21	1,105	—	—	—	—	—	—
Wyoming	2	169	—	—	—	—	—	—	—	—	—	—
Total U.S.	677	59,866	17	1,882	355	19,741	32	5,937	37	3,124	9	1,943
Canada	41	4,499	—	—	—	—	—	—	—	—	—	—
United Kingdom	12	779	—	—	—	—	—	—	—	—	3	121
Total	730	65,144	17	1,882	355	19,741	32	5,937	37	3,124	12	2,064

(1)	Square Feet are in thousands

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.”     As of February 5, 2019, we had 356.6 million shares of our common stock outstanding held by approximately 4,470 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) governing REITs. In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to any net capital gain. In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2019.

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

Stock Repurchases

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2018:

	Number of Shares Repurchased (1)	Average Price Per Share
October 1 through October 31	2,424	$54.37
November 1 through November 30	442	$59.73
December 1 through December 31	148	$62.40

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

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2013 through December 31, 2018, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2013 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Ventas	$100	$131	$124	$144	$145	$150
NYSE Composite Index	$100	$107	$103	$115	$137	$125
Composite REIT Index	$100	$127	$130	$142	$155	$149
S&P 500 Index	$100	$114	$115	$129	$157	$150

ITEM 6.    Selected Financial Data

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, as acquisitions, dispositions, changes in accounting policies and other items may impact the comparability of the financial data.

	As of and For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$1,513,807	$1,593,598	$1,476,176	$1,346,046	$1,138,457
Resident fees and services	2,069,477	1,843,232	1,847,306	1,811,255	1,552,951
Interest expense	442,497	448,196	419,740	367,114	292,065
Property-level operating expenses	1,689,880	1,483,072	1,434,762	1,383,640	1,195,388
General, administrative and professional fees	151,982	135,490	126,875	128,035	121,738
Income from continuing operations	415,991	1,361,222	652,412	408,119	377,266
Net income attributable to common stockholders	409,467	1,356,470	649,231	417,843	475,767
Per Share Data
Income from continuing operations:
Basic	$1.17	$3.83	$1.89	$1.24	$1.28
Diluted	$1.16	$3.80	$1.87	$1.22	$1.27
Net income attributable to common stockholders:
Basic	$1.15	$3.82	$1.88	$1.26	$1.62
Diluted	$1.14	$3.78	$1.86	$1.25	$1.60
Other Data
Net cash provided by operating activities	$1,381,467	$1,428,752	$1,354,702	$1,402,003	$1,252,986
Net cash provided by (used in) investing activities	324,496	(937,107)	(1,214,280)	(2,420,740)	(2,050,515)
Net cash (used in) provided by financing activities	(1,761,937)	(671,327)	96,838	1,023,058	742,506
FFO (1)	1,308,149	1,512,885	1,440,544	1,365,408	1,273,680
Normalized FFO (1)	1,462,055	1,491,241	1,438,643	1,493,683	1,330,018
Balance Sheet Data
Real estate investments, at cost	$26,476,938	$26,260,553	$25,380,524	$23,855,137	$20,248,504
Cash and cash equivalents	72,277	81,355	286,707	53,023	55,348
Total assets	22,584,555	23,954,541	23,166,600	22,261,918	21,165,889
Senior notes payable and other debt	10,733,699	11,276,062	11,127,326	11,206,996	10,850,273

(1)
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

FFO and normalized FFO presented in this Annual Report on Form 10-K, or otherwise disclosed by us, may not be comparable to FFO and normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO should not be considered as alternatives to net income attributable to common stockholders (determined in accordance with U.S. generally accepted accounting principles (“GAAP”)) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO necessarily indicative of sufficient cash flow to fund all of our needs.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Normalized Funds from Operations” included in Part II, Item 7 of this Annual Report on Form 10-K for a reconciliation of FFO and normalized FFO to our GAAP earnings.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an understanding and assessment of the consolidated financial condition and results of operations of Ventas, Inc. You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, as it will help you understand:

•	Our company and the environment in which we operate;

•	Our 2018 highlights and other recent developments;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	Our non-GAAP financial measures:

•	How we manage our assets and liabilities;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Our future contractual obligations.

Corporate and Operating Environment

We are a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2018, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 19 properties under development, including five properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2018, we leased a total of 442 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of December 31, 2018, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Eclipse Senior Living (“ESL”), to manage 359 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 129 properties (excluding two properties managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of December 31, 2018.

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

As of December 31, 2018, our consolidated portfolio included 100% ownership interests in 1,126 properties and controlling joint venture interests in 58 properties, and we had non-controlling ownership interests in five properties through investments in unconsolidated entities. Through Lillibridge and PMBRES, we provided management and leasing services to third parties with respect to 83 MOBs as of December 31, 2018.

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

2018 Highlights and Other Recent Developments

For information regarding our 2018 highlights and other recent developments, see “Business” in Part I, Item 1 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “NOTE 2—ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Principles of Consolidation

The Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

We have separately identified certain special purpose entities that were established to allow investments in research and innovation projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs, we are a holder of variable interests and that we are the primary beneficiary of the VIEs, and therefore we consolidate these special purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to the rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.

Accounting for Real Estate Acquisitions

On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involveClarifying the Definition of a Business FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-0 (“ASU 2017-01”) which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 sta

s an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We have applied ASU 2017-01 prospectively for acquisitions after January 1, 2017.1 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We have applied ASU 2017-01 prospectively for acquisitions after January 1, 2017.tes that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We have applied ASU 2017-01 prospectively for acquisitions after January 1, 2017.

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

Revenue Recognition

Adoption of ASC 606

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” We account for revenues from management contracts (within office building and other services revenue in our Consolidated Statements of Income) and certain point-of-sale transactions (within resident fees and services in our Consolidated Statements of Income) in accordance with ASC 606. The pattern and timing of recognition of income is consistent with the prior accounting model. All other revenues, primarily rental income from leasing activities, is accounted for in accordance with other applicable GAAP. We adopted ASC 606 using the modified retrospective method.

    Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and research and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets.

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

Recently Issued or Adopted Accounting Standards

    In February 2016, the FASB established ASC Topic 842, Leases (“ASU 842”) by issuing ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 has subsequently been amended by other issued ASUs to clarify and improve the standard as well as to provide certain practical expedients.

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

Upon adoption, we will recognize both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment. We will also begin reporting revenues and expenses within our triple-net leased properties reportable business segment for certain real estate taxes and insurance that are the obligations of the tenants in accordance with their respective leases with us. This reporting will have no impact on our net income. Resident leases within our senior living operations reportable business segment are accounted for as leases but also contain service elements. We expect to elect the practical expedient to account for our resident leases as a single lease component. Also, upon adoption, we will begin expensing certain leasing costs, other than leasing commissions, as they are incurred, which may reduce our net income. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. We will continue to amortize any unamortized deferred lease costs as of December 31, 2018 over their respective lease terms.

As of January 1, 2019 we expect to recognize operating lease assets of $320 million to $420 million which will be presented separately on our Consolidated Balance Sheets and will include the present value of minimum lease payments as well as certain existing above and/or below market lease intangible value associated with such leases. Also upon adoption we expect to recognize operating lease liabilities of $175 million to $275 million which will be presented separately on our Consolidated Balance Sheets. We expect to recognize a cumulative effect adjustment to retained earnings of $1 million primarily relating to certain costs associated with unexecuted leases that were deferred as of December 31, 2018.

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

Results of Operations

As of December 31, 2018, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria, Sunrise and ESL, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Years Ended December 31, 2018 and 2017

The table below shows our results of operations for the years ended December 31, 2018 and 2017 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Years Ended December 31,		(Decrease) Increase to Net Income
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$740,318	$844,711	$(104,393)	(12.4)%
Senior living operations	623,276	593,167	30,109	5.1
Office operations	538,506	524,566	13,940	2.7
All other	127,520	119,208	8,312	7.0
Total segment NOI	2,029,620	2,081,652	(52,032)	(2.5)
Interest and other income	24,892	6,034	18,858	nm
Interest expense	(442,497)	(448,196)	5,699	1.3
Depreciation and amortization	(919,639)	(887,948)	(31,691)	(3.6)
General, administrative and professional fees	(151,982)	(135,490)	(16,492)	(12.2)
Loss on extinguishment of debt, net	(58,254)	(754)	(57,500)	nm
Merger-related expenses and deal costs	(30,547)	(10,535)	(20,012)	nm
Other	(66,768)	(20,052)	(46,716)	nm
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	384,825	584,711	(199,886)	(34.2)
Loss from unconsolidated entities	(55,034)	(561)	(54,473)	nm
Gain on real estate dispositions	46,247	717,273	(671,026)	(93.6)
Income tax benefit	39,953	59,799	(19,846)	(33.2)
Income from continuing operations	415,991	1,361,222	(945,231)	(69.4)
Discontinued operations	(10)	(110)	100	90.9
Net income	415,981	1,361,112	(945,131)	(69.4)
Net income attributable to noncontrolling interests	6,514	4,642	(1,872)	(40.3)
Net income attributable to common stockholders	$409,467	$1,356,470	(947,003)	(69.8)

nm—not meaningful

Segment NOI—Triple-Net Leased Properties

NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of December 31, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Years Ended December 31,		Decrease to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$737,796	$840,131	$(102,335)	(12.2)%
Other services revenue	2,522	4,580	(2,058)	(44.9)
Segment NOI	$740,318	$844,711	(104,393)	(12.4)

Triple-net leased properties segment NOI decreased in 2018 over the prior year primarily due to the sale of 36 Kindred SNF properties during 2017, the first quarter 2018 transition of 75 private pay seniors housing communities from triple-net leased properties to senior living operations and the second quarter 2018 non-cash expense of $21.3 million related to the new Brookdale lease agreements.

In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. However, occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2018 for the trailing 12 months ended September 30, 2018 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2017 for the trailing 12 months ended September 30, 2017.

	Number of Properties at December 31, 2018	Average Occupancy for the Trailing 12 Months Ended September 30, 2018	Number of Properties at December 31, 2017	Average Occupancy for the Trailing 12 Months Ended September 30, 2017
Seniors housing communities(1)	361	85.0%	418	86.6%
SNFs(1)	17	85.2	17	86.4
IRFs and LTACs(1)	36	56.5	36	60.4

(1)
Excludes properties included in discontinued operations and properties sold or classified as held for sale, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information. Also excludes properties acquired during the years ended December 31, 2018 and 2017, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 414 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods and the second quarter 2018 non-cash expense of $21.3 million related to the new Brookdale lease agreements. With regard to our triple-net leased properties segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of December 31, 2018 and assets whose operations were classified as discontinued operations.

	For the Years Ended December 31,		Increase to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$695,536	$694,584	$952	0.1%
Segment NOI	$695,536	$694,584	952	0.1

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$2,069,477	$1,843,232	$226,245	12.3%
Less: Property-level operating expenses	(1,446,201)	(1,250,065)	(196,136)	(15.7)
Segment NOI	$623,276	$593,167	30,109	5.1

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2018	2017	2018	2017	2018	2017
Total communities	355	293	86.9%	88.3%	$5,647	$5,725

Resident fees and services include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.

The increase in our senior living operations segment NOI in 2018 over the prior year is attributable primarily to the first quarter 2018 transition of 75 private pay seniors housing communities from triple-net leased properties to senior living operations.

The following table compares results of operations for our 275 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of December 31, 2018 and assets whose operations were classified as discontinued operations.

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,773,850	$1,759,670	$14,180	0.8%
Less: Property-level operating expenses	(1,213,049)	(1,188,064)	(24,985)	(2.1)
Segment NOI	$560,801	$571,606	(10,805)	(1.9)

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2018	2017	2018	2017	2018	2017
Same-store communities	275	275	87.6%	88.5%	$5,906	$5,797

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$776,011	$753,467	$22,544	3.0%
Office building services revenue	7,592	7,497	95	1.3
Total revenues	783,603	760,964	22,639	3.0
Less:
Property-level operating expenses	(243,679)	(233,007)	(10,672)	(4.6)
Office building services costs	(1,418)	(3,391)	1,973	58.2
Segment NOI	$538,506	$524,566	13,940	2.7

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2018	2017	2018	2017	2018	2017
Total office buildings	387	391	90.1%	92.0%	$32	$32

The increase in our office operations segment NOI in 2018 over the prior year is attributable primarily to in-place rent escalations and research and innovation acquisitions and completed developments, partially offset by asset dispositions.

The following table compares results of operations for our 360 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of December 31, 2018, assets whose operations were classified as discontinued operations and redevelopment assets.

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$694,209	$684,941	$9,268	1.4%
Less: Property-level operating expenses	(215,052)	(209,939)	(5,113)	(2.4)
Segment NOI	$479,157	$475,002	4,155	0.9

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2018	2017	2018	2017	2018	2017
Same-store office buildings	360	360	91.8%	92.7%	$32	$31

All Other

The $8.3 million increase in income from loans and investments in 2018 over the prior year due is primarily due to a loan to and debt investment income from Ardent, partially offset by decreased income due to loan repayments received during the first quarter of 2018.

Interest and other income

The $18.9 million increase in interest and other income in 2018 over the prior year is primarily due to a payment received that was not previously expected to be collected and the $12.3 million fee received in connection with certain July 2018 Kindred transactions. See “NOTE 3-CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Interest Expense

The $5.7 million decrease in total interest expense in 2018 over the prior year is attributable primarily to a decrease of $29.1 million due to lower debt balances, partially offset by an increase of $23.4 million due to a higher effective interest rate, including the amortization of any fair value adjustments. Our effective interest rate was 3.9% for 2018, compared to 3.7% for 2017.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations increased during 2018 compared to 2017, primarily due to asset acquisitions, net of dispositions, and carrying value adjustments on five MOBs reclassified from held for sale to continuing operations during the first quarter of 2018.

Loss on Extinguishment of Debt, Net

The loss on extinguishment of debt, net in 2018 was due primarily to the redemption and repayment of the $600.0 million aggregate principal amount then outstanding of our 4.00% senior notes due April 2019 in the first quarter of 2018 and the redemption and repayment of $700 million aggregate principal amount then outstanding of our 4.75% senior notes due 2021 in the third quarter of 2018. The loss on extinguishment of debt, net in 2017 was due primarily to the repayment of term loans and the replacement of our previous $2.0 billion unsecured revolving credit facility.

Merger-Related Expenses and Deal Costs

The $20.0 million increase in merger-related expenses and deal costs in 2018 over the prior year was due primarily to costs associated with the transition of the management of 76 private pay seniors housing communities to ESL during the first quarter of 2018.

Other

The $46.7 million increase in other for 2018 over 2017 is primarily due to expenses and impairments related to natural disasters, specifically property damage occurring from Hurricane Michael and wildfires in California. We believe there is insurance coverage to mitigate these events. However, there can be no assurance regarding the amount or timing of any recoveries. Such recoveries will be recognized when collection is deemed probable.

Loss from Unconsolidated Entities

The $54.5 million increase in loss from unconsolidated entities for 2018 over 2017 is primarily due to our share of Ardent’s losses on the extinguishment of debt resulting from its debt refinancing and expenses and impairments related to natural disasters, and a $35.7 million impairment relating to the carrying costs of one of our equity investments in an unconsolidated real estate joint venture consisting principally of SNFs. In July 2018, we sold our 25% interest to our joint venture partner and received $57.5 million at closing.

Gain on Real Estate Dispositions

The $671.0 million decrease in gain on real estate dispositions for 2018 over 2017 is due primarily to a $657.6 million gain on the sale of 36 Kindred SNFs during 2017.

Income Tax Benefit

The 2018 income tax benefit is primarily due to a $23.2 million benefit for the reversal of a valuation allowance on deferred interest carryforwards and tax losses of certain TRS entities. The $23.2 million valuation allowance reversal is an adjustment to the provisional amount recorded in the prior year related to enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) and is made based upon additional guidance issued by the IRS subsequent to enactment of the 2017 Tax Act. The 2017 income tax benefit is primarily due to accounting for the 2017 Tax Act, specifically a $64.5 million benefit from the reduced U.S. federal corporate tax rate on net deferred tax liabilities and an offsetting expense of $23.3 million to establish a valuation allowance on deferred interest carryforwards (subsequently reversed in 2018), losses of certain TRS entities and the release of a tax reserve.

Net Income Attributable to Noncontrolling Interests

The increase in net income attributable to noncontrolling interests of $1.9 million in 2018 over 2017 is primarily due to a gain on the disposition of a property held within a joint venture.

Years Ended December 31, 2017 and 2016

The table below shows our results of operations for the years ended December 31, 2017 and 2016 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Years Ended December 31,		(Decrease) Increase to Net Income
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$844,711	$850,755	$(6,044)	(0.7)%
Senior living operations	593,167	604,328	(11,161)	(1.8)
Office operations	524,566	444,276	80,290	18.1
All other	119,208	101,214	17,994	17.8
Total segment NOI	2,081,652	2,000,573	81,079	4.1
Interest and other income	6,034	876	5,158	nm
Interest expense	(448,196)	(419,740)	(28,456)	(6.8)
Depreciation and amortization	(887,948)	(898,924)	10,976	1.2
General, administrative and professional fees	(135,490)	(126,875)	(8,615)	(6.8)
Loss on extinguishment of debt, net	(754)	(2,779)	2,025	72.9
Merger-related expenses and deal costs	(10,535)	(24,635)	14,100	57.2
Other	(20,052)	(9,988)	(10,064)	nm
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interest	584,711	518,508	66,203	12.8
(Loss) income from unconsolidated entities	(561)	4,358	(4,919)	nm
Gain on real estate dispositions	717,273	98,203	619,070	nm
Income tax benefit	59,799	31,343	28,456	nm
Income from continuing operations	1,361,222	652,412	708,810	nm
Discontinued operations	(110)	(922)	812	nm
Net income	1,361,112	651,490	709,622	nm
Net income attributable to noncontrolling interests	4,642	2,259	(2,383)	nm
Net income attributable to common stockholders	$1,356,470	$649,231	707,239	nm

nm—not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of December 31, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Years Ended December 31,		Decrease to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$840,131	$845,834	$(5,703)	(0.7)%
Other services revenue	4,580	4,921	(341)	(6.9)
Segment NOI	$844,711	$850,755	(6,044)	(0.7)

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

	For the Years Ended December 31,		Increase to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$769,063	$760,848	$8,215	1.1%
Segment NOI	$769,063	$760,848	8,215	1.1

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Years Ended December 31,		Decrease to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,843,232	$1,847,306	$(4,074)	(0.2)%
Less: Property-level operating expenses	(1,250,065)	(1,242,978)	(7,087)	(0.6)
Segment NOI	$593,167	$604,328	(11,161)	(1.8)

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2017	2016	2017	2016	2017	2016
Total communities	293	298	88.3%	90.3%	$5,725	$5,474

Resident fees and services decreased in 2017 over the prior year primarily due to the transition of eight seniors housing communities to our triple-net leased properties segment and decreased occupancy at our seniors housing communities.

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

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,791,843	$1,765,183	$26,660	1.5%
Less: Property-level operating expenses	(1,215,440)	(1,187,351)	(28,089)	(2.4)
Segment NOI	$576,403	$577,832	(1,429)	(0.2)

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2017	2016	2017	2016	2017	2016
Same-store communities	285	285	88.3%	90.4%	$5,745	$5,526

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$753,467	$630,342	$123,125	19.5%
Office building services revenue	7,497	13,029	(5,532)	(42.5)
Total revenues	760,964	643,371	117,593	18.3
Less:
Property-level operating expenses	(233,007)	(191,784)	(41,223)	(21.5)
Office building services costs	(3,391)	(7,311)	3,920	53.6
Segment NOI	$524,566	$444,276	80,290	18.1

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2017	2016	2017	2016	2017	2016
Total office buildings	391	388	92.0%	91.7%	$32	$31

The increase in our office operations segment rental income in 2017 over the prior year is attributable primarily to the office buildings we acquired during 2017 and 2016, partially offset by dispositions. The increase in our office building property-level operating expenses is due primarily to those acquired office buildings and increases in real estate taxes and other operating expenses, partially offset by dispositions.

Office building services revenue and costs both decreased in 2017 over the prior year primarily due to decreased construction activity during 2017 compared to 2016.

The following table compares results of operations for our 350 same-store office buildings. With regard to our office operations segment at December 31, 2017, “same-store” referred to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of December 31, 2017 and assets whose operations were classified as discontinued operations.

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$558,575	$552,045	$6,530	1.2%
Less: Property-level operating expenses	(169,583)	(164,987)	(4,596)	(2.8)
Segment NOI	$388,992	$387,058	1,934	0.5

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2017	2016	2017	2016	2017	2016
Same-store office buildings	350	350	91.3%	92.0%	$31	$30

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

Interest Expense

The $28.5 million increase in total interest expense is attributable primarily to a $17.1 million increase in interest due to higher debt balances and an $11.3 million increase due to higher effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% for 2017, compared to 3.6% for 2016.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations decreased during 2017 compared to 2016, primarily due to a decrease in amortization related to certain lease intangibles that were fully amortized during the third quarter of 2016, partially offset by a full year of depreciation and amortization related to the September 2016 acquisition of a research and innovation center portfolio.

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

Merger-Related Expenses and Deal Costs

The $14.1 million decrease in merger-related expenses and deal costs in 2017 over the prior year is primarily due to the September 2016 acquisition of a research and innovation center portfolio.

Other

The $10.1 million increase in other for 2017 over 2016 is primarily due to charges related to natural disasters.

(Loss) Income from Unconsolidated Entities

The $4.9 million decrease in income from unconsolidated entities for 2017 over 2016 is primarily due to our share of net losses related to certain unconsolidated entities in 2017 partially offset by the February 2017 fair value re-measurement of our previously held equity interest, resulting in a gain on re-measurement of $3.0 million. Refer to “NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Gain on Real Estate Dispositions

The increase of $619.1 million in gain on real estate dispositions for 2017 over 2016 is due primarily to the sale of 36 Kindred SNFs in 2017.

Income Tax Benefit

The 2017 income tax benefit is primarily due to accounting for the 2017 Tax Act, specifically a $64.5 million benefit from the reduced U.S. federal corporate tax rate on net deferred tax liabilities and an offsetting expense of $23.3 million to establish a valuation allowance on deferred interest carryforwards, losses of certain TRS entities and the release of a tax reserve. The 2016 income tax benefit was due primarily to losses of certain TRS entities, the reversal of a net deferred tax liability at one TRS and the release of a tax reserve. The TRS losses were mainly attributable to the depreciation and amortization of fixed and intangible assets recorded as deferred tax liabilities in purchase accounting.

Net Income Attributable to Noncontrolling Interests

The increase in net income attributable to noncontrolling interests of $2.4 million for 2017 over 2016 is primarily due to the September 2016 acquisition of a research and innovation center portfolio.

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

The non-GAAP financial measures we present in this Annual Report on Form 10-K may not be comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income attributable to common stockholders (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We have historically reconciled our non-GAAP financial measures to income from continuing operations because it provides insight into the our continuing operations, but, in light of recent SEC regulations that changed the presentation of statements of income, we now believe that net income is the most comparable GAAP measure. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.

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

The following table summarizes our FFO and normalized FFO for each of the five years ended December 31, 2018. The decrease in normalized FFO for the year ended December 31, 2018 over the prior year is due primarily to the cumulative net impact of asset dispositions and resulting lower property income.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net income attributable to common stockholders	$409,467	$1,356,470	$649,231	$417,843	$475,767
Adjustments:
Real estate depreciation and amortization	913,537	881,088	891,985	887,126	718,649
Real estate depreciation related to noncontrolling interests	(6,926)	(7,565)	(7,785)	(7,906)	(10,314)
Real estate depreciation related to unconsolidated entities	1,977	4,231	5,754	7,353	5,792
(Gain) loss on real estate dispositions related to unconsolidated entities	(875)	(1,057)	(439)	19	—
(Gain) loss on re-measurement of equity interest upon acquisition, net	—	(3,027)	—	176	—
Impairment on equity method investments	35,708	—	—	—	—
Gain on real estate dispositions related to noncontrolling interests	1,508	18	—	—	—
Gain on real estate dispositions	(46,247)	(717,273)	(98,203)	(18,580)	(17,970)
Discontinued operations:
Loss (gain) on real estate dispositions	—	—	1	(231)	(1,494)
Depreciation on real estate assets	—	—	—	79,608	103,250
FFO attributable to common stockholders	1,308,149	1,512,885	1,440,544	1,365,408	1,273,680
Adjustments:
Change in fair value of financial instruments	(18)	(41)	62	460	5,121
Non-cash income tax benefit	(18,427)	(22,387)	(34,227)	(42,384)	(9,431)
Effect of the 2017 Tax Act	(24,618)	(36,539)	—	—	—
Loss on extinguishment of debt, net	63,073	839	2,779	15,797	5,013
Gain on non-real estate dispositions related to unconsolidated entities	(2)	(39)	(557)	—	—
Merger-related expenses, deal costs and re-audit costs	38,145	14,823	28,290	152,344	54,389
Amortization of other intangibles	759	1,458	1,752	2,058	1,246
Other items related to unconsolidated entities	5,035	3,188	—	—	—
Non-cash impact of changes to equity plan	4,830	5,453	—	—	—
Non-cash charges related to lease terminations	21,299	—	—	—	—
Natural disaster expenses (recoveries), net	63,830	11,601	—	—	—
Normalized FFO attributable to common stockholders	$1,462,055	$1,491,241	$1,438,643	$1,493,683	$1,330,018

Adjusted EBITDA

We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses, net expenses or recoveries related to natural disasters and non-cash charges related to lease terminations, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of net income attributable to common stockholders to Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income attributable to common stockholders	$409,467	$1,356,470	$649,231
Adjustments:
Interest	442,497	448,196	419,740
Loss on extinguishment of debt, net	58,254	754	2,779
Taxes (including amounts in general, administrative and professional fees)	(37,230)	(57,307)	(29,129)
Depreciation and amortization	919,639	887,948	898,924
Non-cash stock-based compensation expense	29,963	26,543	20,958
Merger-related expenses, deal costs and re-audit costs	33,608	12,653	25,141
Net income attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(10,420)	(12,975)	(12,654)
Loss (income) from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	86,278	32,219	25,246
Gain on real estate dispositions	(46,247)	(717,273)	(98,202)
Unrealized foreign currency losses (gains)	138	(612)	(1,440)
Changes in fair value of financial instruments	(54)	(61)	51
Gain on re-measurement of equity interest upon acquisition, net	—	(3,027)	—
Non-cash charges related to lease terminations	21,299	—	—
Natural disaster expenses (recoveries), net	54,684	11,601	—
Adjusted EBITDA	$1,961,876	$1,985,129	$1,900,645

NOI

We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of net income attributable to common stockholders to NOI for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income attributable to common stockholders	$409,467	$1,356,470	$649,231
Adjustments:
Interest and other income	(24,892)	(6,034)	(876)
Interest	442,497	448,196	419,740
Depreciation and amortization	919,639	887,948	898,924
General, administrative and professional fees	151,982	135,490	126,875
Loss on extinguishment of debt, net	58,254	754	2,779
Merger-related expenses and deal costs	30,557	10,645	25,556
Other	66,768	20,052	9,988
Net income attributable to noncontrolling interests	6,514	4,642	2,259
Loss (income) from unconsolidated entities	55,034	561	(4,358)
Income tax benefit	(39,953)	(59,799)	(31,343)
Gain on real estate dispositions	(46,247)	(717,273)	(98,202)
NOI	$2,029,620	$2,081,652	$2,000,573

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

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$7,945,598	$8,218,369	$7,854,264
Unsecured term loans	400,000	200,000	200,000
Mortgage loans and other(1)	698,136	1,010,517	1,426,837
Variable rate:
Senior notes	—	400,000	—
Unsecured revolving credit facility	765,919	535,832	146,538
Unsecured term loans	500,000	700,000	1,271,215
Secured revolving construction credit facility	90,488	2,868	—
Mortgage loans and other(1)	429,561	298,047	292,060
Total	$10,829,702	$11,365,633	$11,190,914
Percent of total debt:
Fixed rate:
Senior notes	73.4%	72.3%	70.2%
Unsecured term loans	3.7	1.8	1.8
Mortgage loans and other(1)	6.4	8.9	12.7
Variable rate:
Senior notes	—	3.5	—
Unsecured revolving credit facility	7.1	4.7	1.3
Unsecured term loans	4.6	6.2	11.4
Secured revolving construction credit facility	0.8	0.0	—
Mortgage loans and other(1)	4.0	2.6	2.6
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.8%	3.7%	3.6%
Unsecured term loans	2.8	2.1	2.2
Mortgage loans and other(1)	4.4	5.2	5.6
Variable rate:
Senior notes	—	2.3	—
Unsecured revolving credit facility	3.2	2.3	1.9
Unsecured term loans	3.3	2.3	1.7
Secured revolving construction credit facility	4.1	3.1	—
Mortgage loans and other(1)	3.4	2.9	2.1
Total	3.7	3.6	3.6

(1)
Excludes mortgage debt of $57.4 million related to real estate assets classified as held for sale as of December 31, 2017. All amounts were included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $148.8 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $516.2 million notional amount of interest rate swaps with maturities ranging from April 2019 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt. See “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The decrease in our outstanding variable rate debt at December 31, 2018 compared to December 31, 2017 is primarily attributable to 2018 interest rate swap activity partially offset by increased mortgage and unsecured revolving credit facility borrowings.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of December 31, 2018, interest expense for 2019 would increase by approximately $16.2 million, or $0.04 per diluted common share.

As of December 31, 2018 and 2017, our joint venture partners’ aggregate share of total debt was $100.9 million and $76.7 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $40.8 million and $90.3 million as of December 31, 2018 and 2017, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
	(In thousands)
Gross book value	$9,043,734	$9,428,886
Fair value(1)	8,926,280	9,640,893
Fair value reflecting change in interest rates(1):
-100 basis points	9,574,799	10,148,313
+100 basis points	8,568,149	9,184,409

(1)
The change in fair value of our fixed rate debt from December 31, 2017 to December 31, 2018 was due primarily to 2018 senior note and mortgage repayments, partially offset by a 2018 interest rate swap that effectively converts LIBOR-based floating rate debt to fixed rate debt.

As of December 31, 2018 and 2017, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $479.4 million and $1.3 billion, respectively. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” and “NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2018 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the year ended December 31, 2018 would decrease or increase, as applicable, by less than $0.01 per share or 0.1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

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

	As of December 31,
	2018	2017
Investment mix by asset type(1):
Seniors housing communities	61.6%	60.3%
MOBs	20.4	19.8
Research and innovation centers	8.1	7.3
Health systems	5.6	5.3
IRFs and LTACs	1.7	1.7
SNFs	0.8	0.7
Secured loans receivable and investments, net	1.8	4.9
Investment mix by tenant, operator and manager(1):
Atria	22.1%	22.3%
Sunrise	11.0	10.8
Brookdale Senior Living	8.4	7.5
Ardent	5.2	4.9
ESL	3.9	—
Kindred	1.1	1.1
All other	48.3	53.4

(1)	Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Year Ended December 31,
	2018	2017	2016
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	55.3%	51.6%	53.6%
Brookdale Senior Living(2)	4.3	4.7	4.8
Ardent	3.1	3.1	3.1
Kindred	3.5	4.7	5.4
All others	33.8	35.9	33.1
Adjusted EBITDA(3):
Senior living operations	31.3%	28.7%	30.9%
Brookdale Senior Living(2)	6.7	7.6	7.9
Ardent	5.1	5.1	5.1
Kindred	5.6	7.7	8.9
All others	51.3	50.9	47.2
NOI(4):
Senior living operations	30.7%	28.5%	30.2%
Brookdale Senior Living(2)	7.6	8.0	8.3
Ardent	5.7	5.3	5.3
Kindred	6.4	8.1	9.2
All others	49.6	50.1	47.0
Operations mix by geographic location(5):
California	15.7%	15.3%	15.3%
New York	8.4	8.6	8.8
Texas	6.2	5.8	6.3
Pennsylvania	4.6	4.2	3.7
Florida	4.4	4.4	4.5
All others	60.7	61.7	61.4

(1)
Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).

(2)	Excludes two seniors housing communities included in the senior living operations reportable business segment.

(3)	Includes amounts in discontinued operations.

(4)	Excludes amounts in discontinued operations.

(5)	Ratios are based on total revenues (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to Adjusted EBITDA and NOI, respectively.

We derive a significant portion of our revenues by leasing assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenues directly from individual residents in our seniors housing communities that are managed by independent operators, such as Atria, Sunrise and ESL, and tenants in our office buildings. For the year ended December 31, 2018, 56.4% of our Adjusted EBITDA (including amounts in discontinued operations) was derived from our senior living operations and office operations, for which rental rates may fluctuate more frequently upon lease rollovers and renewals due to shorter term leases and changing economic or market conditions.

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

Because Atria, Sunrise and ESL manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Atria, Sunrise and ESL to set appropriate resident fees, to provide accurate property-level financials results for our properties in a timely manner and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s, Sunrise’s or ESL’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria, Sunrise and ESL account for a significant portion of our revenues and operating income; adverse developments in Atria’s, Sunrise’s or ESL’s business and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria, Sunrise and ESL in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria, Sunrise or ESL if our management agreements are terminated or not renewed” included in Part I, Item 1A of this Annual Report on Form 10-K.

Our 34% ownership interests in Atria and ESL entitle us to certain rights and protections, as well as the right to appoint two of six members on each’s Board of Directors.

Triple-Net Lease Expirations

If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a Material Adverse Effect on us. During the year ended December 31, 2018, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item IA of this Annual Report on Form 10-K.

The following table summarizes our triple-net lease expirations currently scheduled to occur over the next 10 years (excluding leases related to assets classified as held for sale as of December 31, 2018):

	Number of Properties	2018 Annual Rental Income	% of 2018 Total Triple-Net Leased Properties Segment Rental Income
	(Dollars in thousands)
2019	—	$—	—%
2020	1	4,317	0.6
2021	36	40,268	5.5
2022	9	9,435	1.3
2023	13	33,098	4.5
2024	32	21,982	3.0
2025	187	307,019	41.6
2026	34	40,716	5.5
2027	7	8,786	1.2
2028	62	99,654	13.5

Liquidity and Capital Resources

As of December 31, 2018, we had a total of $72.3 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of December 31, 2018, we also had escrow deposits and restricted cash of $59.2 million, $2.2 billion of unused borrowing capacity available under our unsecured revolving credit facility and $309.5 million of unused borrowing capacity available under our secured revolving credit facility.

During 2018, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities, proceeds from loans receivable repayments, borrowings under our unsecured revolving credit facility, proceeds from asset sales and cash on hand.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $293.3 million of senior notes; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. In addition, we may elect to prepay outstanding indebtedness prior to maturity based on our analysis of various factors. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy” included in Part I, Item 1A of this Annual Report on Form 10-K.

Credit Facilities and Unsecured Term Loans

    Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875% as of December 31, 2018. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of December 31, 2018, we had $765.9 million of borrowings outstanding, $23.1 million of letters of credit outstanding and $2.2 billion of unused borrowing capacity available under our unsecured revolving credit facility.

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

As of December 31, 2018, we also had a $400.0 million secured revolving construction credit facility with $90.5 million of borrowings outstanding and $309.5 million of unused borrowing capacity. The secured revolving construction credit facility matures in 2022 and is primarily used to finance research and innovation center and other construction projects.

The agreements governing our credit facilities require us to comply with various financial and other restrictive covenants. See “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2018.

Commercial Paper Program

In January 2019, Ventas Realty established an unsecured commercial paper note program initially rated A2/P2/F2. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes will be fully and unconditionally guaranteed by Ventas.

Senior Notes

As of December 31, 2018, we had $7.0 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), and guaranteed by Ventas, Inc. outstanding as follows:

•	$500.0 million principal amount of 2.70% senior notes due 2020 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$600.0 million principal amount of 4.25% senior notes due 2022 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$500.0 million principal amount of 3.25% senior notes due 2022 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•$400.0 million principal amount of 3.125% senior notes due 2023;

•$400.0 million principal amount of 3.10% senior notes due 2023;

•	$400.0 million principal amount of 3.75% senior notes due 2024;

•	$600.0 million principal amount of 3.50% senior notes due 2025;

•	$500.0 million principal amount of 4.125% senior notes due 2026;

•	$450.0 million principal amount of 3.25% senior notes due 2026;

•	$400.0 million principal amount of 3.85% senior notes due 2027;

•	$650.0 million principal amount of 4.00% senior notes due 2028;

•	$750.0 million principal amount of 4.40% senior notes due 2029;

•	$258.8 million principal amount of 5.45% senior notes due 2043 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$300.0 million principal amount of 5.70% senior notes due 2043; and

•	$300.0 million principal amount of 4.375% senior notes due 2045.

As of December 31, 2018, we had $75.2 million aggregate principal amount of senior notes of our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, outstanding as follows:

•	$52.4 million principal amount of 6.90% senior notes due 2037 (subject to earlier repayment at the option of the holder); and

•	$22.8 million principal amount of 6.59% senior notes due 2038 (subject to earlier repayment at the option of the holder).

In addition, as of December 31, 2018, we had $861.6 million aggregate principal amount of senior notes of our wholly owned subsidiary, Ventas Canada Finance Limited, and guaranteed by Ventas, Inc. outstanding as follows:

•	$293.3 million (C$400.0 million) principal amount of 3.00% senior notes, series A due 2019;

•	$183.3 million (C$250.0 million) principal amount of 3.30% senior notes, Series C due 2022;

•	$201.7 million (C$275.0 million) principal amount of 2.55% senior notes, series D due 2023; and

•	$183.3 million (C$250.0 million) principal amount of 4.125% senior notes, series B due 2024.

In March 2017, Ventas Realty issued and sold $400.0 million aggregate principal amount of 3.10% senior notes due 2023 at a public offering price equal to 99.28% of par, for total proceeds of $397.1 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.85% senior notes due 2027 at a public offering price equal to 99.20% of par, for total proceeds of $396.8 million before the underwriting discount and expenses.

In April 2017, we repaid in full, at par, $300.0 million aggregate principal amount then outstanding of our 1.25% senior notes due 2017 upon maturity.

In June 2017, Ventas Canada Finance Limited issued and sold C$275.0 million aggregate principal amount of 2.55% senior notes, Series D due 2023 at a price equal to 99.95% of par, for total proceeds of C$274.9 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada. We used part of the proceeds to repay C$124.4 million on our unsecured term loan due 2019.

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

In January 2019, we redeemed $258.8 million aggregate principal amount then outstanding of our 5.45% senior notes due 2043 at a public offering price at par, plus accrued and unpaid interest to the redemption date. Notice of the redemption was given in November 2018 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $7.1 million during the year ended December 31, 2018.

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

The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. See “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2018.

Mortgage Loan Obligations

At December 31, 2018 and 2017, our consolidated aggregate principal amount of mortgage debt outstanding was $1.1 billion and $1.3 billion, of which our share was $1.0 billion and $1.2 billion, respectively.

For the years ended December 31, 2018, 2017 and 2016, we repaid in full mortgage loans in the aggregate principal amounts of $485.7 million, $411.4 million and $337.8 million, respectively.

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

Derivatives and Hedging

In January and February 2017, we entered into a total of $275 million of notional forward starting swaps with an effective date of April 3, 2017 that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a weighted average rate of 2.33%. In March 2017, these swaps were terminated in conjunction with the issuance of the 3.85% senior notes due 2027, which resulted in a $0.8 million gain that is being recognized over the life of the notes using the effective interest method.

In March 2017, we entered into interest rate swaps totaling a notional amount of $400 million with a maturity of January 15, 2023, effectively converting fixed rate debt to three month LIBOR-based floating rate debt.  As a result, we would pay a floating rate equal to three month LIBOR plus a weighted average swap spread of 0.98%. In August 2018, $200 million notional amount of these swaps were terminated, which resulted in a $6.6 million loss that is being recognized over the life of the notes using the effective interest method. In December 2018, the remaining $200 million notional amount of these swaps were terminated, which resulted in a $5.1 million loss that is being recognized over the life of the notes using the effective interest method.

During June and December 2017, we entered into a total of $200 million notional forward starting swaps that reduced our exposure to fluctuations in interest rates prior to the February 2018 issuance of 4.00% senior notes due 2028. On the issuance date, we realized a gain of $10.0 million from these swaps that is being recognized over the life of the notes using the effective interest method.

In August 2018, we entered into interest rate swaps totaling a notional amount of $200 million with a maturity of January 31, 2023 that effectively converts LIBOR-based floating rate debt to fixed rate debt.

During the twelve months ended December 31, 2018, we entered into $300 million notional value forward starting swaps that reduced our exposure to fluctuations in interest rates prior to our August 2018 issuance of 4.40% senior notes due 2029, which resulted in a $4.4 million gain that is being recognized over the life of the notes using the effective interest method.

Dividends

In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2019.

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

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2018, we had 19 properties under development pursuant to these agreements, including five properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Equity Offerings and Related Events

We may sell our common stock from time to time under an “at-the-market” equity offering program (“ATM program”). In August 2018, we replaced our expired ATM program with an identical program, under which we may sell up to an aggregate of $1.0 billion of our common stock.

For the year ended December 31, 2018, we issued and sold no shares of common stock under our ATM program. Therefore, as of December 31, 2018, $1.0 billion of our common stock remained available for sale under our ATM program.

Other

We received proceeds of $8.8 million and $16.3 million for the years ended December 31, 2018 and 2017, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be affected primarily by the future trading price of our common stock and the number of options outstanding. The number of options outstanding decreased to 4.8 million as of December 31, 2018, from 5.0 million as of December 31, 2017. The weighted average exercise price was $59.20 as of December 31, 2018.

Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,		(Decrease) Increase to Cash
	2018	2017	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$188,253	$367,354	$(179,101)	(48.8)%
Net cash provided by operating activities	1,381,467	1,428,752	(47,285)	(3.3)
Net cash provided by (used in) investing activities	324,496	(937,107)	1,261,603	nm
Net cash used in financing activities	(1,761,937)	(671,327)	(1,090,610)	nm
Effect of foreign currency translation	(815)	581	(1,396)	nm
Cash, cash equivalents and restricted cash at end of period	$131,464	$188,253	(56,789)	(30.2)

nm—not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities decreased $47.3 million during the year ended December 31, 2018 over the same period in 2017 due primarily to increased merger-related expenses and deal costs and the cumulative impact of asset dispositions and resulting lower property income.

Cash Flows from Investing Activities

Cash used in investing activities decreased $1.3 billion during 2018 over 2017 primarily due to the second quarter 2018 full repayment of the $700.0 million term loan that we made to Ardent in March 2017 and decreased investment in real estate property and investments during 2018, partially offset by decreased proceeds from real estate disposals principally due to the 2017 sale of 36 SNFs owned by us and operated by Kindred and our $200 million investment in senior unsecured notes issued by a subsidiary of Ardent.

Cash Flows from Financing Activities

Cash used in financing activities increased $1.1 billion during 2018 over 2017 primarily due to higher debt repayments using proceeds from 2018 asset sales and loans receivable repayments, and increased 2018 cash distributions to common stockholders.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2018:

	Total	Less than 1 year(3)	1 - 3 years(4)	3 - 5 years(5)	More than 5 years(6)
	(In thousands)
Long-term debt obligations (1) (2)	$14,166,585	$807,856	$2,195,947	$3,651,262	$7,511,520
Operating obligations, including ground lease obligations	724,955	24,941	47,922	37,118	614,974
Total	$14,891,540	$832,797	$2,243,869	$3,688,380	$8,126,494

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt based on rates as of December 31, 2018.

(3)	Includes $293.3 million outstanding principal amount of our 3.00% senior notes, series A due 2019

(4)	Includes $500.0 million outstanding principal amount of our 2.700% senior notes due 2020 and $765.9 million of borrowings outstanding on our unsecured revolving credit facility.

(5)
Includes $90.5 million of borrowings outstanding on our secured revolving construction credit facility, $600.0 million outstanding principal amount of our 4.25% senior notes due 2022, $500.0 million outstanding principal amount of our 3.25% senior notes due 2022, $183.3 million outstanding principal amount of our 3.30% senior notes, Series C due 2022, $300.0 million of borrowings outstanding on our unsecured term loan due 2023, $400.0 million outstanding principal amount of our 3.125% senior notes due 2023, $400.0 million outstanding principal amount of our 3.10% senior notes due 2023 and $201.7 million outstanding principal amount of our 2.55% senior notes, Series D due 2023.

(6)
Includes $600.0 million of borrowings outstanding on our unsecured term loan due 2024, $4.8 billion aggregate principal amount outstanding of our senior notes maturing between 2024 and 2045. $52.4 million aggregate principal amount outstanding of our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, on October 1, 2027, and $22.8 million aggregate principal amount outstanding of our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, on July 7 in 2023 and 2028.

As of December 31, 2018, we had $12.3 million of unrecognized tax benefits that are excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
The information set forth in Part II, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management” is incorporated by reference into this Item 7A.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors
Ventas, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules II, III and IV (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 8, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the stockholders and board of directors
Ventas, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ventas, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules II, III, and IV (collectively, the “consolidated financial statements”), and our report dated February 8, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chicago, Illinois
February 8, 2019

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,114,406	$2,151,386
Buildings and improvements	22,437,243	22,216,942
Construction in progress	422,334	344,151
Acquired lease intangibles	1,502,955	1,548,074
	26,476,938	26,260,553
Accumulated depreciation and amortization	(6,383,281)	(5,638,099)
Net real estate property	20,093,657	20,622,454
Secured loans receivable and investments, net	495,869	1,346,359
Investments in unconsolidated real estate entities	48,378	123,639
Net real estate investments	20,637,904	22,092,452
Cash and cash equivalents	72,277	81,355
Escrow deposits and restricted cash	59,187	106,898
Goodwill	1,050,548	1,034,644
Assets held for sale	5,454	65,413
Other assets	759,185	573,779
Total assets	$22,584,555	$23,954,541
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$10,733,699	$11,276,062
Accrued interest	99,667	93,958
Accounts payable and other liabilities	1,086,030	1,183,489
Liabilities related to assets held for sale	205	60,265
Deferred income taxes	205,219	250,092
Total liabilities	12,124,820	12,863,866
Redeemable OP Unitholder and noncontrolling interests	188,141	158,490
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 356,572 and 356,187 shares issued at December 31, 2018 and 2017, respectively	89,125	89,029
Capital in excess of par value	13,076,528	13,053,057
Accumulated other comprehensive loss	(19,582)	(35,120)
Retained earnings (deficit)	(2,930,214)	(2,240,698)
Treasury stock, 0 and 1 shares at December 31, 2018 and 2017, respectively	—	(42)
Total Ventas stockholders’ equity	10,215,857	10,866,226
Noncontrolling interests	55,737	65,959
Total equity	10,271,594	10,932,185
Total liabilities and equity	$22,584,555	$23,954,541
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$737,796	$840,131	$845,834
Office	776,011	753,467	630,342
	1,513,807	1,593,598	1,476,176
Resident fees and services	2,069,477	1,843,232	1,847,306
Office building and other services revenue	13,416	13,677	21,070
Income from loans and investments	124,218	117,608	98,094
Interest and other income	24,892	6,034	876
Total revenues	3,745,810	3,574,149	3,443,522
Expenses
Interest	442,497	448,196	419,740
Depreciation and amortization	919,639	887,948	898,924
Property-level operating expenses:
Senior living	1,446,201	1,250,065	1,242,978
Office	243,679	233,007	191,784
	1,689,880	1,483,072	1,434,762
Office building services costs	1,418	3,391	7,311
General, administrative and professional fees	151,982	135,490	126,875
Loss on extinguishment of debt, net	58,254	754	2,779
Merger-related expenses and deal costs	30,547	10,535	24,635
Other	66,768	20,052	9,988
Total expenses	3,360,985	2,989,438	2,925,014
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	384,825	584,711	518,508
(Loss) income from unconsolidated entities	(55,034)	(561)	4,358
Gain on real estate dispositions	46,247	717,273	98,203
Income tax benefit	39,953	59,799	31,343
Income from continuing operations	415,991	1,361,222	652,412
Discontinued operations	(10)	(110)	(922)
Net income	415,981	1,361,112	651,490
Net income attributable to noncontrolling interests	6,514	4,642	2,259
Net income attributable to common stockholders	$409,467	$1,356,470	$649,231
Earnings per common share
Basic:
Income from continuing operations	$1.17	$3.83	$1.89
Net income attributable to common stockholders	1.15	3.82	1.88
Diluted:
Income from continuing operations	$1.16	$3.80	$1.87
Net income attributable to common stockholders	1.14	3.78	1.86
Weighted average shares used in computing earnings per common share:
Basic	356,265	355,326	344,703
Diluted	359,301	358,566	348,390
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018		2017		2016
	(In thousands)
Net income	$415,981		$1,361,112		$651,490
Other comprehensive income (loss):
Foreign currency translation	(9,436)		20,612		(52,266)
Unrealized gain (loss) on marketable debt securities	14,944		(437)		(310)
Derivative instruments	10,030		2,239		2,607
Total other comprehensive income (loss)	15,538		22,414		(49,969)
Comprehensive income	431,519		1,383,526		601,521
Comprehensive income attributable to noncontrolling interests	6,514	—	4,642	—	2,259
Comprehensive income attributable to common stockholders	$425,005		$1,378,884		$599,262
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2018, 2017 and 2016

	Common Stock Par Value		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss		Retained Earnings (Deficit)		Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interests	Total Equity
	(In thousands, except per share amounts)
Balance at January 1, 2016	$83,579		$11,602,838		$(7,565)		$(2,111,958)		$(2,567)	$9,564,327	$61,100	$9,625,427
Net income	—		—		—		649,231		—	649,231	2,259	651,490
Other comprehensive loss	—		—		(49,969)		—		—	(49,969)	—	(49,969)
Impact of CCP Spin-Off	—		640		—		—		—	640	—	640
Net change in noncontrolling interests	—		(2,179)		—		—		—	(2,179)	19,008	16,829
Dividends to common stockholders—$2.965 per share	—		—		—		(1,024,968)		—	(1,024,968)	—	(1,024,968)
Issuance of common stock	4,716		1,281,947		—		—		17	1,286,680	—	1,286,680
Issuance of common stock for stock plans	99		26,594		—		—		2,572	29,265	—	29,265
Change in redeemable noncontrolling interests	—		(1,714)		—		—		—	(1,714)	(13,854)	(15,568)
Adjust redeemable OP Unitholder Interests to current fair value	—		(21,085)		—		—		—	(21,085)	—	(21,085)
Redemption of OP and Class C Units	92		22,622		—		—		1,098	23,812	—	23,812
Grant of restricted stock, net of forfeitures	28		7,339		—		—		(1,167)	6,200	—	6,200
Balance at December 31, 2016	88,514		12,917,002		(57,534)		(2,487,695)		(47)	10,460,240	68,513	10,528,753
Net income	—		—		—		1,356,470		—	1,356,470	4,642	1,361,112
Other comprehensive income	—		—		22,414		—		—	22,414	—	22,414
Impact of CCP Spin-Off	—		107		—		—		—	107	—	107
Net change in noncontrolling interests	—		(1,427)		—		—		—	(1,427)	(13,292)	(14,719)
Dividends to common stockholders—$3.115 per share	—		—		—		(1,109,473)		—	(1,109,473)	—	(1,109,473)
Issuance of common stock	276		72,618		—		—		553	73,447	—	73,447
Issuance of common stock for stock plans	87		21,723		—		—		796	22,606	—	22,606
Change in redeemable noncontrolling interests	—		(850)		—		—		—	(850)	6,096	5,246
Adjust redeemable OP Unitholder Interests to current fair value	—		253		—		—		—	253	—	253
Redemption of OP and Class C Units	84		19,845		—		—		3,207	23,136	—	23,136
Grant of restricted stock, net of forfeitures	68		23,786		—		—		(4,551)	19,303	—	19,303
Balance at December 31, 2017	89,029		13,053,057		(35,120)		(2,240,698)		(42)	10,866,226	65,959	10,932,185
Net income	—		—		—		409,467		—	409,467	6,514	415,981
Other comprehensive income	—		—		15,538		—		—	15,538	—	15,538
Net change in noncontrolling interests	—		(7,470)		—		—		—	(7,470)	(16,736)	(24,206)
Dividends to common stockholders—$3.1625 per share	—		—		—		(1,129,626)		—	(1,129,626)	—	(1,129,626)
Issuance of common stock for stock plans and other	49	—	11,542	—	—	—	—	—	1,318	12,909	—	12,909
Adjust redeemable OP Unitholder Interests to current fair value	—		(3,323)		—		—		—	(3,323)	—	(3,323)
Redemption of OP Units	3		(383)		—		—		252	(128)	—	(128)
Grant of restricted stock, net of forfeitures	44		23,105		—		—		(1,528)	21,621	—	21,621
Cumulative effect of change in accounting principles	—		—		—		30,643		—	30,643	—	30,643
Balance at December 31, 2018	$89,125		$13,076,528		$(19,582)		$(2,930,214)		$—	$10,215,857	$55,737	$10,271,594
   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$415,981	$1,361,112	$651,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	919,639	887,948	898,924
Amortization of deferred revenue and lease intangibles, net	(30,660)	(20,537)	(20,336)
Other non-cash amortization	18,886	16,058	10,357
Stock-based compensation	29,963	26,543	20,958
Straight-lining of rental income, net	13,396	(23,134)	(27,988)
Loss on extinguishment of debt, net	58,254	754	2,779
Gain on real estate dispositions	(46,247)	(717,273)	(98,203)
Gain on real estate loan investments	(13,202)	(124)	(2,271)
Income tax benefit	(43,026)	(63,599)	(34,227)
Loss (income) from unconsolidated entities	55,034	3,588	(4,358)
Gain on re-measurement of equity interest upon acquisition, net	—	(3,027)	—
Distributions from unconsolidated entities	2,934	4,676	7,598
Real estate impairments related to natural disasters	52,510	4,616	—
Other	3,720	4,624	(1,847)
Changes in operating assets and liabilities:
Increase in other assets	(23,198)	(29,282)	(12,079)
Increase in accrued interest	4,992	11,068	2,604
Decrease in accounts payable and other liabilities	(37,509)	(35,259)	(38,699)
Net cash provided by operating activities	1,381,467	1,428,752	1,354,702
Cash flows from investing activities:
Net investment in real estate property	(265,907)	(664,684)	(1,413,595)
Investment in loans receivable	(229,534)	(748,119)	(158,635)
Proceeds from real estate disposals	353,792	859,874	300,561
Proceeds from loans receivable	911,540	101,097	320,082
Development project expenditures	(330,876)	(299,085)	(143,647)
Capital expenditures	(131,858)	(132,558)	(117,456)
Distributions from unconsolidated entities	57,455	6,169	—
Investment in unconsolidated entities	(47,007)	(61,220)	(6,436)
Insurance proceeds for property damage claims	6,891	1,419	4,846
Net cash provided by (used in) investing activities	324,496	(937,107)	(1,214,280)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	321,463	384,783	(35,637)
Proceeds from debt	2,549,473	1,111,649	893,218
Repayment of debt	(3,465,579)	(1,369,084)	(1,022,113)
Purchase of noncontrolling interests	(4,724)	(15,809)	(2,846)
Payment of deferred financing costs	(20,612)	(27,297)	(6,555)
Issuance of common stock, net	—	73,596	1,286,680
Cash distribution to common stockholders	(1,127,143)	(827,285)	(1,024,968)
Cash distribution to redeemable OP Unitholders	(7,459)	(5,677)	(8,640)
Cash issued for redemption of OP and Class C Units	(1,370)	—	—
Contributions from noncontrolling interests	1,883	4,402	7,326
Distributions to noncontrolling interests	(11,574)	(11,187)	(6,879)
Other	3,705	10,582	17,252
Net cash (used in) provided by financing activities	(1,761,937)	(671,327)	96,838
Net (decrease) increase in cash, cash equivalents and restricted cash	(55,974)	(179,682)	237,260
Effect of foreign currency translation	(815)	581	(825)
Cash, cash equivalents and restricted cash at beginning of period	188,253	367,354	130,919
Cash, cash equivalents and restricted cash at end of period	$131,464	$188,253	$367,354

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$406,907	$409,890	$395,138
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$94,280	$425,906	$69,092
Other assets	5,398	(3,716)	90,037
Debt	30,508	75,231	47,641
Other liabilities	18,086	70,878	72,636
Deferred income tax liability	922	(14,869)	9,381
Noncontrolling interests	2,591	4,202	22,517
Equity issued	30,487	—	—
Equity issued for redemption of OP and Class C Units	907	24,002	24,318
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2018, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 19 properties under development, including five properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2018, we leased a total of 442 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of December 31, 2018, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Eclipse Senior Living (“ESL”), to manage 359 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 129 properties (excluding two properties managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of December 31, 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We have separately identified certain special purpose entities that were established to allow investments in research and innovation projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs, we are a holder of variable interests and that we are the primary beneficiary of the VIEs, and therefore we consolidate these special purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to the rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.

In general, the assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets:

	December 31, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$673,467	$238,147	$605,150	$199,958
Other identified VIEs	2,075,499	402,478	1,983,183	348,124
Tax credit VIEs	797,077	298,154	988,598	221,908

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of December 31, 2018, third party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

In October 2018, we acquired three MOBs and the noncontrolling interest in one consolidated MOB from affiliates of PMB. We partially funded the acquisition through the issuance of 0.7 million OP Units, initially valued at $34.0 million.

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

As redemption rights are outside of our control, the redeemable OP Units and Class C Units (together, the “OP Unitholder Interests”) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Unitholder Interests at the greater of cost or fair value. As of December 31, 2018 and 2017, the fair value of the redeemable OP Unitholder Interests was $174.6 million and $146.3 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Unitholder Interests. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Unitholder Interests.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2018 and 2017. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Historic and New Markets Tax Credits

For certain of our research and innovation centers, we are party to certain contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new markets tax credits (“NMTCs”). As of December 31, 2018, we owned nine properties that had syndicated HTCs or NMTCs, or both, to TCIs.

In general, TCIs invest cash into special purpose entities that invest in entities that own the subject property and generate the tax credits. The TCIs receive substantially all of the tax credits and hold only a nominal interest in the economic risk and benefits of the special purpose entities.

HTCs are delivered to the TCIs upon substantial completion of the project. NMTCs are allowed for up to 39% of a qualified investment and are delivered to the TCIs after the investment has been funded and spent on a qualified business. HTCs are subject to 20% recapture per year beginning one year after the completion of the historic rehabilitation of the subject property. NMTCs are subject to 100% recapture until the end of the seventh year following the qualifying investment. We have provided the TCIs with certain guarantees which protect the TCIs from losses should a tax credit recapture event occur. The contractual arrangements with the TCIs include a put/call provision whereby we may be obligated or entitled to repurchase the interest of the TCIs in the special purpose entities at the end of the tax credit recapture period. We anticipate that either the TCIs will exercise their put rights or we will exercise our call rights prior to the applicable tax credit recapture periods.

The portion of the TCI’s investment that is attributed to the put is recorded at fair value at inception in accounts payable and other liabilities on our Consolidated Balance Sheets, and is accreted to the expected put price as interest expense in our Consolidated Statements of Income over the recapture period. The remaining balance of the TCI’s investment is initially recorded in accounts payable and other liabilities on our Consolidated Balance Sheets and will be relieved upon delivery of the tax credit to the TCI, as a reduction in the carrying value of the subject property, net of allocated expenses. Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above.

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

Accounting for Real Estate Acquisitions

On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We have applied ASU 2017-01 prospectively for acquisitions after January 1, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

If at any time we determine that the criteria for classifying assets as held for sale are no longer met, we reclassify assets within net real estate investments on our Consolidated Balance Sheets for all periods presented. The carrying amount of these assets is adjusted (in the period in which a change in classification is determined) to reflect any depreciation expense that would have been recognized had the asset been continuously classified as net real estate investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We regularly evaluate the collectability of loans receivable based on factors such as corporate and facility-level financial and operational reports, compliance with financial covenants set forth in the applicable loan agreement, the financial strength of the borrower and any guarantor, the payment history of the borrower and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect all amounts due under the terms of the applicable loan agreement, we provide a reserve against the portion of the receivable that we estimate may not be collected.

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

Deferred Financing Costs

We amortize deferred financing costs, which are reported within senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortized costs of approximately $18.1 million, $18.9 million and $17.9 million were included in interest expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Marketable Debt Securities

We record marketable debt securities as available-for-sale and classify them as a component of other assets on our Consolidated Balance Sheets (other than our interests in government-sponsored pooled loan investments, which are classified as secured loans receivable and investments, net on our Consolidated Balance Sheets). We record these securities at fair value and include unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. We report interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments in our Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

◦	Interest rate caps - We observe forward yield curves and other relevant information.

◦	Interest rate swaps - We observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition

Adoption of ASC 606

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” We account for revenues from management contracts (within office building and other services revenue in our Consolidated Statements of Income) and certain point-of-sale transactions (within resident fees and services in our Consolidated Statements of Income) in accordance with ASC 606. The pattern and timing of recognition of income is consistent with the prior accounting model. All other revenues, primarily rental income from leasing activities, is accounted for in accordance with other applicable GAAP. We adopted ASC 606 using the modified retrospective method.

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and research and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2018 and 2017, this cumulative excess totaled $250.0 million (net of allowances of $44.6 million) and $267.8 million (net of allowances of $117.8 million), respectively (excluding properties classified as held for sale).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Segment Reporting

As of December 31, 2018, 2017 and 2016, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria, Sunrise and ESL, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. See “NOTE 19—SEGMENT INFORMATION.”

Operating Leases

We account for payments made pursuant to operating leases in our Consolidated Statements of Income based on actual rent paid, plus or minus a straight-line rent adjustment for leases that provide for periodic and determinable increases in base rent.

Recently Issued or Adopted Accounting Standards

    In February 2016, the FASB established ASC Topic 842, Leases (“ASU 842”) by issuing ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 has subsequently been amended by other issued ASUs to clarify and improve the standard as well as to provide certain practical expedients.

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

Upon adoption, we will recognize both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment. We will also begin reporting revenues and expenses within our triple-net leased properties reportable business segment for certain real estate taxes and insurance that are the obligations of the tenants in accordance with their respective leases with us. This reporting will have no impact on our net income. Resident leases within our senior living operations reportable business segment and office leases also contain service elements. We expect to elect the practical expedient to account for our resident and office leases as a single lease component. Also, upon adoption, we will begin expensing certain leasing costs, other than leasing commissions, as they are incurred, which may reduce our net income. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. We will continue to amortize any unamortized deferred lease costs as of December 31, 2018 over their respective lease terms.

As of January 1, 2019 we expect to recognize operating lease assets of $320 million to $420 million which will be presented separately on our Consolidated Balance Sheets and will include the present value of minimum lease payments as well as certain existing above and/or below market lease intangible value associated with such leases. Also upon adoption we expect to recognize operating lease liabilities of $175 million to $275 million which will be presented separately on our Consolidated Balance Sheets. We expect to recognize a cumulative effect adjustment to retained earnings of $1 million primarily relating to certain costs associated with unexecuted leases that were deferred as of December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of December 31, 2018, Atria, Sunrise, Brookdale Senior Living, Ardent, ESL and Kindred managed or operated approximately 22.1%, 11.0%, 8.4%, 5.2%, 3.9%, and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2018). Because Atria, Sunrise and ESL manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 22.1% and 39.5% of our consolidated real estate investments were seniors housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of December 31, 2018). MOBs, research and innovation centers, IRFs and LTACs, health systems, SNFs and secured loans receivable and investments collectively comprised the remaining 38.4%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2018, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for each of the years ended December 31, 2018, 2017 and 2016.

Triple-Net Leased Properties

The following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Years Ended December 31,
	2018	2017	2016
Revenues(1):
Brookdale Senior Living	4.3%	4.7%	4.8%
Ardent	3.1	3.1	3.1
Kindred(2)	3.5	4.6	5.4
NOI:
Brookdale Senior Living	7.6%	8.0%	8.3%
Ardent	5.7	5.3	5.3
Kindred(2)	6.4	7.9	9.2

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

(2)	Includes 36 SNFs that were sold during 2017

Each of our leases with Brookdale Senior Living, Ardent and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Ardent and Kindred leases has a corporate guaranty.

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the years ended December 31, 2018, 2017 and 2016. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

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

The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments and reserves where applicable, for all of our consolidated triple-net and office building leases as of December 31, 2018 (excluding properties classified as held for sale as of December 31, 2018):

	Brookdale Senior Living	Ardent	Kindred	Other	Total
	(In thousands)
2019	$179,501	$117,731	$129,357	$886,142	$1,312,731
2020	179,501	117,731	130,117	829,895	1,257,244
2021	179,501	117,731	130,897	760,948	1,189,077
2022	179,491	117,731	131,696	650,798	1,079,716
2023	179,491	117,731	112,395	297,421	707,038
Thereafter	358,982	1,376,726	143,940	2,856,091	4,735,739
Total	$1,256,467	$1,965,381	$778,402	$6,281,295	$10,281,545

Senior Living Operations

In January 2018, we transitioned the management of 76 private pay seniors housing communities to ESL. These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”) under triple-net leases, are now operated by ESL under a management contract with us and are included in the senior living operations reportable business segment. Upon termination of our lease with Elmcroft, we derecognized our accumulated straight-line receivable balance and offsetting reserve of $75.2 million. For the twelve months ended December 31, 2018, we recognized $23.6 million of transaction costs relating to this transaction, net of property-level net assets assumed for no consideration, included in merger-related expenses and deal costs in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also acquired a 34% ownership interest in ESL with customary rights and protections, including the right to appoint two of six members to the ESL Board of Directors. ESL management owns the 66% controlling interest.

As of December 31, 2018, Atria, Sunrise and ESL, collectively, provided comprehensive property management and accounting services with respect to 334 of our 355 consolidated seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s, Sunrise’s or ESL’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s, Sunrise’s or ESL’s senior management or equity ownership or any adverse developments in their businesses or financial condition could have a Material Adverse Effect on us.

Brookdale Senior Living, Kindred, Atria, Sunrise, Ardent and ESL Information

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

Atria, Sunrise, Ardent, Kindred and ESL are not currently subject to the reporting requirements of the SEC. The information related to Atria, Sunrise, Ardent, Kindred and ESL contained or referred to in this Annual Report on Form 10-K has been derived from publicly available information or was provided to us by Atria, Sunrise, Ardent, Kindred or ESL, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

The following summarizes our acquisition and development activities during 2018, 2017 and 2016. We acquire and invest in seniors housing, research and innovation and healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.

2018 Acquisitions

During the year ended December 31, 2018, we acquired five properties reported within our office operations reportable business segment (four MOBs and one research and innovation center) and one seniors housing community reported within our senior living operations reportable business segment for an aggregate purchase price of $311.3 million. Each of these acquisitions was accounted for as an asset acquisition.

2017 Acquisitions

During the year ended December 31, 2017, we acquired 15 triple-net leased properties (including six assets previously owned by an equity method investee), four properties reported within our office operations reportable business segment (three research and innovation centers and one MOB) and three seniors housing communities (reported within our senior living operations reportable business segment) for an aggregate purchase price of $691.3 million. Each of these acquisitions was accounted for as an asset acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 Acquisitions

Research and Innovation Acquisition

In September 2016, we completed the acquisition of substantially all of the university affiliated research and innovation real estate assets of Wexford Science & Technology, LLC (“Wexford”) from affiliates of Blackstone Real Estate Partners VIII, L.P. for total consideration of $1.5 billion (the “Research and Innovation Acquisition”). The properties acquired continue to be managed by Wexford, which remains a separate management company owned and operated by the existing Wexford management team. We have exclusive rights to fund and own future research and innovation projects developed by Wexford.

Other 2016 Acquisitions

During the year ended December 31, 2016, we made other investments totaling approximately $42.3 million, including the acquisition of one triple-net leased property and two MOBs reported within our office operations reportable business segment.

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

NOTE 5—DISPOSITIONS
2018 Activity

During 2018, we sold seven seniors housing communities included in our senior living operations reportable business segment, five triple-net leased properties, 11 MOBs and two vacant land parcels for aggregate consideration of $348.6 million. We recognized a gain on the sales of real estate assets of $46.2 million for the year ended December 31, 2018.

2017 Activity

During the year ended December 31, 2017, we sold 53 triple-net leased properties, five MOBs and certain vacant land parcels for aggregate consideration of $870.8 million, and we recognized a gain on the sale of these assets of $717.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2016 Activity

During the year ended December 31, 2016, we sold 29 triple-net leased properties, one seniors housing community reported in our senior living operations reportable business segment and six MOBs reported within our office operations reportable business segment for aggregate consideration of $300.8 million. We recognized a gain on the sales of these assets of $98.2 million, net of taxes.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of December 31, 2018 and 2017, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets:

	December 31, 2018			December 31, 2017
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Triple-net leased properties	1	$5,482	$40	—	$—	$—
Office operations (1)	—	160	152	3	65,413	60,265
Senior living operations (1)	—	(188)	13	—	—	—
Total	1	$5,454	$205	3	$65,413	$60,265

(1)	Balances relate to anticipated post-closing settlements of working capital.

In March 2018, five MOBs no longer met the criteria as being classified as held for sale. As a result, we adjusted the carrying amount of these assets by recognizing depreciation expense of $5.7 million and classified these assets within net real estate investments on our Consolidated Balance Sheets for all periods presented.

Real Estate Impairment

We recognized impairments of $29.5 million, $32.9 million and $35.2 million for the years ended December 31, 2018, 2017 and 2016 respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognized an impairment in the periods in which our change in intent was made.

Additionally, we recognized impairments of $52.5 million and $4.6 million for the years ended December 31, 2018 and 2017, respectively, as a result of natural disasters which are recorded as a component of other in our Consolidated Statements of Income. There was no impairment recorded as a result of natural disasters for the year ended December 31, 2016. We believe there is insurance coverage to mitigate these events. However, there can be no assurance regarding the amount or timing of any recoveries. Such recoveries will be recognized when collection is deemed probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of December 31, 2018 and 2017, we had $756.5 million and $1.4 billion, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net as of December 31, 2018 and 2017, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of December 31, 2018:
Secured/mortgage loans and other, net	$439,491	$439,491	$425,290	$—
Government-sponsored pooled loan investments, net(1)	56,378	49,601	56,378	6,777
Total investments reported as Secured loans receivable and investments, net	495,869	489,092	481,668	6,777
Non-mortgage loans receivable, net	54,164	54,164	54,081	—
Senior unsecured notes(2)	206,442	197,473	206,442	8,969
Total loans receivable and investments, net	$756,475	$740,729	$742,191	$15,746

As of December 31, 2017:
Secured/mortgage loans and other, net	$1,291,694	$1,291,694	$1,286,322	$—
Government-sponsored pooled loan investments, net(1)	54,665	53,863	54,665	802
Total investments reported as Secured loans receivable and investments, net	1,346,359	1,345,557	1,340,987	802
Non-mortgage loans receivable, net	59,857	59,857	58,849	—
Total loans receivable and investments, net	$1,406,216	$1,405,414	$1,399,836	$802

(1)	Investments in government-sponsored pooled loans have contractual maturity dates in 2023.
(2) Investments in senior unsecured notes have contractual maturity dates in 2026.

2018 Activity

During the year ended December 31, 2018, we received aggregate proceeds of $862.9 million for the full repayment of the principal balances of 14 loans receivable with a weighted average interest rate of 9.1% that were due to mature between 2018 and 2033, which resulted in total gains of $27.8 million.

Included in the repayments above is $713 million that we received in June 2018 for the full repayment of the principal balance of a $700.0 million term loan and $13.0 million then outstanding on a revolving line of credit we made to a subsidiary of Ardent. See “2017 Activity” below. We also received a $14.0 million cash pre-payment fee and accelerated recognition of the unamortized portion ($13.2 million) of a previously received cash “upfront” fee for the loans, resulting in income of $27.2 million, which is recorded in income from loans and investments in our Consolidated Statements of Income.

In June 2018, we also made a $200.0 million investment in senior unsecured notes issued by a subsidiary of Ardent at a price of 98.6% of par value. The notes have an effective interest rate of 10.0% and mature in 2026. These investments are classified as available for sale and are reflected on our Consolidated Balance Sheets at fair value.

There was no impact on our 9.8% equity investment in Ardent as a result of these transactions.

2017 Activity

During the year ended December 31, 2017, we received aggregate proceeds of $37.6 million for the partial prepayment and $35.5 million for the full repayment of loans receivable, which resulted in total gains of $0.6 million.

In March 2017, we provided secured debt financing to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc., which included a $700.0 million term loan and a $60.0 million revolving line of credit feature.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At December 31, 2018, we had 25% ownership interests in joint ventures that owned five properties, excluding properties under development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria, 34% interest in ESL and 9.8% interest in Ardent, which are included within other assets on our Consolidated Balance Sheets, under the equity method of accounting. See “NOTE 17—RELATED PARTY TRANSACTIONS” for additional information.

With the exception of our interests in Atria, ESL and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $5.8 million, $6.3 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.

In July 2018, we sold our 25% interest in an unconsolidated real estate joint venture consisting principally of SNFs to our joint venture partner and received $57.5 million at closing. We recognized a loss of $0.9 million, which is recorded in (loss) income from unconsolidated entities in our Consolidated Statements of Income. We had previously recognized an impairment charge of $35.7 million in March 2018, which was recorded in (loss) income from unconsolidated entities in our Consolidated Statements of Income. In addition, our portion of debt related to investments in unconsolidated entities decreased by $23.3 million. Before the sale, we were the managing member of the real estate joint venture and received approximately $4.6 million in annual management fees which were discontinued upon the sale.

In February 2017, we acquired the controlling interests in six triple-net leased seniors housing communities for a purchase price of $100.0 million. In connection with this acquisition, we re-measured the fair value of our previously held equity interest, resulting in a gain on re-measurement of $3.0 million, which is included in loss from unconsolidated entities in our Consolidated Statements of Income. Since the above acquisition, operations relating to these properties have been consolidated in our Consolidated Statements of Income.

NOTE 8—INTANGIBLES

The following is a summary of our intangibles as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$181,393	6.7	$185,012	7.0
In-place and other lease intangibles	1,321,562	24.7	1,363,062	24.0
Goodwill	1,050,548	N/A	1,034,644	N/A
Other intangibles	35,759	11.8	35,890	14.1
Accumulated amortization	(921,107)	N/A	(864,576)	N/A
Net intangible assets	$1,668,155	22.9	$1,754,032	22.1
Intangible liabilities:
Below market lease intangibles	$356,771	14.4	$359,118	13.7
Other lease intangibles	31,418	46.5	40,141	40.8
Accumulated amortization	(191,909)	N/A	(160,985)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$199,848	17.2	$241,842	15.6

N/A—Not Applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2018, 2017 and 2016, our net amortization related to these intangibles was $49.2 million, $67.2 million and $104.5 million, respectively. The following is a summary of the estimated net amortization related to these intangibles for each of the next five years:

Estimated Net Amortization
(In thousands)
2019	$55,502
2020	44,192
2021	38,450
2022	30,092
2023	26,022

The table below reflects the carrying amount of goodwill, by segment, as of December 31, 2018:

Goodwill
(In thousands)
Triple-Net Leased Properties	$321,168
Senior Living Operations	259,482
Office Operations	469,898
Total Goodwill	$1,050,548

NOTE 9—OTHER ASSETS

The following is a summary of our other assets as of December 31, 2018 and 2017:

	2018	2017
	(In thousands)
Straight-line rent receivables, net	$250,023	$267,764
Non-mortgage loans receivable, net	54,164	59,857
Senior unsecured notes	206,442	—
Other intangibles, net	5,623	6,496
Investment in unconsolidated operating entities	56,820	49,738
Other	186,113	189,924
Total other assets	$759,185	$573,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of December 31, 2018 and 2017:

	2018	2017
	(In thousands)
Unsecured revolving credit facility (1)	$765,919	$535,832
Secured revolving construction credit facility due 2022	90,488	2,868
2.00% Senior Notes due 2018	—	700,000
4.00% Senior Notes due 2019	—	600,000
3.00% Senior Notes, Series A due 2019 (2)	293,319	318,041
2.70% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	—	900,000
4.75% Senior Notes due 2021	—	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.30% Senior Notes, Series C due 2022 (2)	183,325	198,776
Unsecured term loan due 2023	300,000	—
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	201,657	218,653
Unsecured term loan due 2024	600,000	—
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	183,324	198,776
3.50% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	—
4.40% Senior Notes due 2029	750,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,823	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other	1,127,697	1,308,564
Total	10,829,702	11,365,633
Deferred financing costs, net	(69,615)	(73,093)
Unamortized fair value adjustment	(1,163)	12,139
Unamortized discounts	(25,225)	(28,617)
Senior notes payable and other debt	$10,733,699	$11,276,062

(1)
As of December 31, 2018 and 2017, respectively, $23.1 million and $28.7 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $27.8 million and $31.1 million were denominated in British pounds as of December 31, 2018 and 2017, respectively.

(2)	These borrowings are in the form of Canadian dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities and Unsecured Term Loans

In April 2017, we entered into an unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, priced at London Inter-bank Offered Rate (“LIBOR”) plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%. The new unsecured credit facility was also comprised of our $200.0 million term loan that was scheduled to mature in 2018 and our $278.6 million term loan that was scheduled to mature in 2019. The 2018 and 2019 term loans were priced at LIBOR plus 1.05%. In August 2017, we used most of the proceeds from the sale of 22 SNFs to repay the balances then outstanding on the 2018 and 2019 term loans, and recognized a loss on extinguishment of debt of $0.5 million.

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

As of December 31, 2018, we had $765.9 million of borrowings outstanding, $23.1 million of letters of credit outstanding and $2.2 billion of unused borrowing capacity available under our unsecured revolving credit facility.

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

As of December 31, 2018, we also had a $400.0 million secured revolving construction credit facility with $90.5 million of borrowings outstanding and $309.5 million of unused borrowing capacity. The secured revolving construction credit facility matures in 2022 and is primarily used to finance research and innovation center and other construction projects.

Commercial Paper Program

In January 2019, our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), established an unsecured commercial paper note program initially rated A2/P2/F2. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes will be fully and unconditionally guaranteed by Ventas.

Senior Notes

As of December 31, 2018, we had outstanding $7.0 billion aggregate principal amount of senior notes issued by Ventas Realty ($1.9 billion of which was co-issued by Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation), approximately $75.2 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.2 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

In March 2017, Ventas Realty issued and sold $400.0 million aggregate principal amount of 3.10% senior notes due 2023 at a public offering price equal to 99.28% of par, for total proceeds of $397.1 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.85% senior notes due 2027 at a public offering price equal to 99.20% of par, for total proceeds of $396.8 million before the underwriting discount and expenses.

In April 2017, we repaid in full, at par, $300.0 million aggregate principal amount then outstanding of our 1.25% senior notes due 2017 upon maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2017, Ventas Canada issued and sold C$275.0 million aggregate principal amount of 2.55% senior notes, Series D due 2023 at a price equal to 99.95% of par, for total proceeds of C$274.9 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada. We used part of the proceeds to repay C$124.4 million on our unsecured term loan due 2019.

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

In January 2019, we redeemed $258.8 million aggregate principal amount then outstanding of our 5.45% senior notes due 2043 at a public offering price at par, plus accrued and unpaid interest to the redemption date. Notice of the redemption was given in November 2018 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $7.1 million during the year ended December 31, 2018.

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

Ventas Canada’s senior notes are part of our and Ventas Canada’s general unsecured obligations, ranking equal in right of payment with all of Ventas Canada’s existing and future subordinated indebtedness. However, Ventas Canada’s senior notes are effectively subordinated to our and Ventas Canada’s secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. Ventas Canada’s senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries (other than Ventas Canada).

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

Ventas Realty and Ventas Canada may redeem each series of their respective senior notes in whole at any time or in part from time to time, prior to maturity at the redemption prices set forth in the applicable indenture (which include, in many instances, a make-whole premium), plus, in each case, accrued and unpaid interest thereon to the redemption date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NHP LLC’s 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and its 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2023 and 2028.

Mortgages

At December 31, 2018, we had 56 mortgage loans outstanding in the aggregate principal amount of $1.1 billion and secured by 60 of our properties. Of these loans, 45 loans in the aggregate principal amount of $698.1 million bear interest at fixed rates ranging from 3.0% to 8.6% per annum, and 11 loans in the aggregate principal amount of $429.6 million bear interest at variable rates ranging from 1.4% to 5.4% per annum as of December 31, 2018. At December 31, 2018, the weighted average annual rate on our fixed rate mortgage loans was 4.4%, and the weighted average annual rate on our variable rate mortgage loans was 3.4%. Our mortgage loans had a weighted average maturity of 5.8 years as of December 31, 2018.

During the years ended December 31, 2018, 2017 and 2016, we repaid in full mortgage loans in the aggregate principal amount of $485.7 million, $411.4 million and $337.8 million, respectively.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

The following summarizes the maturities of our senior notes payable and other debt as of December 31, 2018:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2019	$390,779	$—	$15,850	$406,629
2020	592,384	—	15,322	607,706
2021	64,342	765,919	14,232	844,493
2022	1,491,561	—	12,743	1,504,304
2023	1,542,294	—	9,104	1,551,398
Thereafter (2)	5,835,010	—	80,162	5,915,172
Total maturities	$9,916,370	$765,919	$147,413	$10,829,702

(1)	At December 31, 2018, we had $72.3 million of unrestricted cash and cash equivalents, for $693.6 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)
Includes $52.4 million aggregate principal amount of 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1, 2027, and $22.8 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2023 and 2028.

The instruments governing our outstanding indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; and/or (iv) merge, consolidate or sell certain assets. Ventas Realty’s and Ventas Canada’s senior notes also require us and our subsidiaries to maintain total unencumbered assets of at least 150% of our unsecured debt. Our credit facilities also require us to maintain certain financial covenants pertaining to, among other things, our consolidated total leverage, secured debt, unsecured debt, fixed charge coverage and net worth.

As of December 31, 2018, we were in compliance with all of these covenants.

Derivatives and Hedging

In the normal course of our business, interest rate fluctuations affect future cash flows under our variable rate debt obligations, loans receivable and marketable debt securities, and foreign currency exchange rate fluctuations affect our operating results. We follow established risk management policies and procedures, including the use of derivative instruments, to mitigate the impact of these risks.

We do not use derivative instruments for trading or speculative purposes, and we have a policy of entering into contracts only with major financial institutions based upon their credit ratings and other factors. When considered together

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the underlying exposure that the derivative is designed to hedge, we do not expect that the use of derivatives in this manner would have any material adverse effect on our future financial condition or results of operations.

As of December 31, 2018, our variable rate debt obligations of $1.8 billion reflect, in part, the effect of $148.8 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022 that effectively convert fixed rate debt to variable rate debt. As of December 31, 2018, our fixed rate debt obligations of $9.0 billion reflect, in part, the effect of $516.2 million notional amount of interest rate swaps with maturities ranging from April 2019 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt.

In January and February 2017, we entered into a total of $275 million of notional forward starting swaps with an effective date of April 3, 2017 that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a weighted average rate of 2.33%. In March 2017, these swaps were terminated in conjunction with the issuance of the 3.85% senior notes due 2027, which resulted in a $0.8 million gain that is being recognized over the life of the notes using the effective interest method.

In March 2017, we entered into interest rate swaps totaling a notional amount of $400 million with a maturity of January 15, 2023, effectively converting fixed rate debt to three month LIBOR-based floating rate debt.  As a result, we would pay a floating rate equal to three month LIBOR plus a weighted average swap spread of 0.98%. In August 2018, $200 million notional amount of these swaps were terminated, which resulted in a $6.6 million loss that is being recognized over the life of the notes using the effective interest method. In December 2018, the remaining $200 million notional amount of these swaps were terminated, which resulted in a $5.1 million loss that is being recognized over the life of the notes using the effective interest method.

During June and December 2017, we entered into a total of $200 million notional forward starting swaps that reduced our exposure to fluctuations in interest rates prior to the February 2018 issuance of 4.00% senior notes due 2028. On the issuance date, we realized a gain of $10.0 million from these swaps that is being recognized over the life of the notes using the effective interest method.

In August 2018, we entered into interest rate swaps totaling a notional amount of $200 million with a maturity of January 31, 2023 that effectively converts LIBOR-based floating rate debt to fixed rate debt.

During the twelve months ended December 31, 2018, we entered into $300 million notional value forward starting swaps that reduced our exposure to fluctuations in interest rates prior to our August 2018 issuance of 4.40% senior notes due 2029, which resulted in a $4.4 million gain that is being recognized over the life of the notes using the effective interest method.

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS

As of December 31, 2018 and 2017, the carrying amounts and fair values of our financial instruments were as follows:

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$72,277	$72,277	$81,355	$81,355
Secured mortgage loans and other, net	439,491	425,290	1,291,694	1,286,322
Non-mortgage loans receivable, net	54,164	54,081	59,857	58,849
Senior unsecured notes	206,442	206,442	—	—
Government-sponsored pooled loan investments, net	56,378	56,378	54,665	54,665
Derivative instruments	6,012	6,012	7,248	7,248
Liabilities:
Senior notes payable and other debt, gross	10,829,702	10,617,074	11,365,633	11,600,750
Derivative instruments	4,561	4,561	5,435	5,435
Redeemable OP Unitholder Interests	174,552	174,552	146,252	146,252

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

During the year ended December 31, 2018, we were permitted to issue shares and grant options, restricted stock and restricted stock units only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan and the 2012 Incentive Plan. The 2006 Incentive Plan and the 2006 Stock Plan for Directors (collectively, the “2006 Plans”) expired on December 31, 2012, and no additional grants were permitted under those Plans after that date.

The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2018 were as follows:

•
Executive Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 0.6 million shares were available for future issuance as of December 31, 2018.

•
Nonemployee Directors’ Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 0.4 million shares were available for future issuance as of December 31, 2018.

•
2012 Incentive Plan—10.5 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2012 that were or are subsequently forfeited or expire unexercised) were reserved initially for grants or issuance to employees and non-employee directors, and 3.6 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2018 that were or are subsequently forfeited or expire unexercised) were available for future issuance as of December 31, 2018.

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

Stock Options

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2018	2017	2016
Risk-free interest rate	N/A	1.69-1.87%	0.93-1.27%
Dividend yield	N/A	6.00%	5.50%
Volatility factors of the expected market price for our common stock	N/A	21.5-21.6%	19.1-20.6%
Weighted average expected life of options	N/A	4.0 years	4.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of stock option activity in 2018:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2017	5,025	$58.57
Options granted	—	—
Options exercised	(201)	43.53
Options forfeited	(35)	59.49
Options expired	(5)	58.93
Outstanding as of December 31, 2018	4,784	59.20	6.4	$13,566
Exercisable as of December 31, 2018	4,196	58.89	6.3	$13,521

Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods, with charges recorded in general and administrative expenses. Compensation costs related to stock options for the years ended December 31, 2018, 2017 and 2016 were $2.6 million, $4.8 million and $6.2 million, respectively.

As of December 31, 2018, we had $0.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. We expect to recognize that cost over a weighted average period of one year.

There were no options issued during 2018. The weighted average grant date fair value per share of options issued during the years ended 2017 and 2016 was $5.23 and $4.73, respectively.

Aggregate proceeds received from options exercised under the Plans for the years ended December 31, 2018, 2017 and 2016 were $8.8 million, $16.3 million and $20.4 million, respectively. The total intrinsic value at exercise of options exercised during the years ended December 31, 2018, 2017 and 2016 was $3.1 million, $7.0 million and $8.0 million, respectively. There was no deferred income tax benefit for stock options exercised.

Restricted Stock and Restricted Stock Units

We recognize the fair value of shares of restricted stock and restricted stock units on the grant date of the award as stock-based compensation expense over the requisite service period, with charges to general and administrative expenses of $27.3 million, $21.7 million and $14.7 million in 2018, 2017 and 2016, respectively. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events.

A summary of the status of our non-vested restricted stock and restricted stock units as of December 31, 2018, and changes during the year ended December 31, 2018 follows:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value	Restricted Stock Units (000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	319	$58.36	414	$62.01
Granted	161	50.77	331	53.44
Vested	(182)	59.35	(104)	61.47
Forfeited	(22)	53.94	(14)	58.29
Nonvested at December 31, 2018	276	53.64	627	57.70

As of December 31, 2018, we had $22.0 million of unrecognized compensation cost related to non-vested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 1.47 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2018, 2017 and 2016 was $15.5 million, $16.6 million and $13.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 3.0 million shares for issuance under the ESPP. As of December 31, 2018, 0.1 million shares had been purchased under the ESPP and 2.9 million shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2018, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2018, 2017 and 2016, our aggregate contributions were approximately $1.5 million, $1.4 million and $1.3 million, respectively.

NOTE 13—INCOME TAXES

We have elected to be taxed as a REIT under the applicable provisions of the Code, as amended, for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as TRS entities, which are subject to federal, state and foreign income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note. Certain REIT entities are subject to foreign income tax.

Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. During the years ended December 31, 2018, 2017 and 2016, our tax treatment of distributions per common share was as follows:

	2018	2017	2016
Tax treatment of distributions:
Ordinary income	$—	$1.02814	$2.68216
Qualified ordinary income	0.00375	0.00337	0.05794
199A qualified business income	2.97465	—	—
Long-term capital gain	0.05916	1.07836	0.11613
Unrecaptured Section 1250 gain	0.12244	0.21513	0.10877
Distribution reported for 1099-DIV purposes	3.16000	2.32500	2.96500
Add: Dividend declared in current year and taxable in following year	0.79250	0.79000	—
Less: Dividend declared in prior year and taxable in current year	(0.79000)	—	—
Distribution declared per common share outstanding	$3.16250	$3.11500	$2.96500

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2018, 2017 and 2016. Our consolidated benefit for income taxes for the years ended December 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016
	(In thousands)
Current - Federal	$(2,953)	$(5,672)	$(2,991)
Current - State	1,332	1,119	1,241
Deferred - Federal	(32,492)	(54,396)	(19,539)
Deferred - State	(825)	3,237	(3,634)
Current - Foreign	1,892	2,307	1,067
Deferred - Foreign	(6,907)	(6,394)	(7,487)
Total	$(39,953)	$(59,799)	$(31,343)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2018 income tax benefit is primarily due to the reversal of a $23.2 million valuation allowance on deferred interest carryforwards and tax losses of certain TRS entities. The $23.2 million valuation allowance reversal is an adjustment to the provisional amount recorded in the prior year related to enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) and is made based upon additional guidance issued by the IRS subsequent to enactment of the 2017 Tax Act. The 2017 income tax benefit is primarily due to accounting for the 2017 Tax Act, specifically a $64.5 million benefit from the reduced U.S. federal corporate tax rate on net deferred tax liabilities and an offsetting expense of $23.3 million to establish the valuation allowance on deferred interest carryforwards (subsequently reversed in 2018), losses of certain TRS entities and the release of a tax reserve.

Although the TRS entities have paid minimal cash federal income taxes for the year ended December 31, 2018, their federal income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other business segments grow. Such increases could be significant.

A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2018, 2017 and 2016, to the income tax benefit is as follows:

	2018	2017	2016
	(In thousands)
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$80,811	$204,742	$181,478
State income taxes, net of federal benefit	(253)	(1,115)	(1,022)
Change in valuation allowance from ordinary operations	(5,451)	8,237	3,921
Decrease in ASC 740 income tax liability	(4,347)	(4,750)	(3,582)
Tax at statutory rate on earnings not subject to federal income taxes	(89,947)	(231,379)	(209,204)
Foreign rate differential and foreign taxes	1,924	6,407	2,094
Change in tax status of TRS	359	(690)	(5,629)
Effect of the 2017 Tax Act	(23,160)	(41,212)	—
Other differences	111	(39)	601
Income tax benefit	$(39,953)	$(59,799)	$(31,343)

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code.  At that time, we made a reasonable estimate that the new interest limitation rules may disallow the deferred interest carried forward under the rules prior to the 2017 Tax Act and recorded a provisional valuation allowance adjustment of $23.3 million against the entire deferred tax asset related to the deferred interest carryforward. In the fourth quarter of 2018, the IRS provided additional guidance that if an election is made under the 2017 Tax Act to be excluded from the new interest limitation provision for “real property trade or businesses”, the previous deferred interest carryforward may be deducted. Accordingly, for the current year we have recognized a tax benefit of $23.2 million to adjust the provisional amount recorded in 2017.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2018, 2017 and 2016 are summarized as follows:

	2018	2017	2016
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(269,758)	$(300,395)	$(409,803)
Operating loss and interest deduction carryforwards	133,243	146,732	195,415
Expense accruals and other	11,910	12,890	18,185
Valuation allowance	(80,614)	(109,319)	(120,438)
Net deferred tax liabilities	$(205,219)	$(250,092)	$(316,641)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We established beginning net deferred tax assets and liabilities related to temporary differences between the financial reporting and the tax bases of assets acquired and liabilities assumed (primarily property, intangible and related assets, net of NOL carryforwards), for the years ended December 31, 2018, 2017, and 2016, in connection with the following acquisitions:

	2018	2017	2016
	(In thousands)
2016 Research and Innovation Acquisition	$—	$19,262	$(9,446)
2017 miscellaneous acquisitions	(922)	(4,510)	—
Established beginning deferred tax assets or liabilities	$(922)	$14,752	$(9,446)

Our net deferred tax liability decreased $44.8 million during 2018 primarily due to accounting for IRS guidance issued subsequent to the enactment of the 2017 Tax Act, specifically a $23.2 million benefit for the reversal of a valuation allowance on deferred interest carryforwards, and tax losses of certain TRS entities. Our net deferred tax liability decreased $66.5 million during 2017 primarily due to accounting for the 2017 Tax Act, specifically a $64.5 million benefit from the reduced U.S. federal corporate tax rate on net deferred tax liabilities and an offsetting expense of $23.3 million to establish a provisional adjustment on deferred interest carryforwards, the impact of TRS operating losses, currency translation adjustments, and purchase accounting adjustments.

Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to certain TRSs.  The amounts related to NOLs at the TRS entities for 2018, 2017, and 2016 are $55.1 million, $67.1 million and $84.7 million, respectively.

A rollforward of valuation allowances, for the years ended December 31, 2018, 2017 and 2016, is as follows:

	2018	2017	2016
	(In thousands)
Beginning Balance	$109,319	$120,438	$120,015
Additions:
Expenses(1)	4,547	9,277	6,589
Subtractions:
Deductions(1)	(9,998)	(1,040)	(2,668)
Effect of the 2017 Tax Act	(23,160)	(21,321)	—
State income tax, net of federal impact	(718)	956	536
Other activity (not resulting in expense or deduction)	624	1,009	(4,034)
Ending balance	$80,614	$109,319	$120,438

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

At December 31, 2018, 2017 and 2016, the REIT had NOL carryforwards of $910.7 million, $973.4 million and $1.1 billion, respectively. Additionally, the REIT has $14.4 million of federal income tax credits that were carried over from acquisitions. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Certain NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The remaining REIT carryforwards begin to expire in 2019.

For the years ended December 31, 2018 and 2017, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $3.8 billion and $4.1 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2015 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2014 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2014 and subsequent years. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to entities acquired in 2014 from Holiday Retirement. We are subject to audit in the United Kingdom generally for the periods ended in and subsequent to 2017.

The following table summarizes the activity related to our unrecognized tax benefits:

	2018	2017
	(In thousands)
Balance as of January 1	$16,765	$20,950
Additions to tax positions related to prior years	207	648
Subtractions to tax positions related to prior years	(1,720)	(497)
Subtractions to tax positions as a result of the lapse of the statute of limitations	(2,908)	(4,336)
Balance as of December 31	$12,344	$16,765

Included in these unrecognized tax benefits of $12.3 million and $16.8 million at December 31, 2018 and 2017, respectively, were $10.6 million and $15.0 million of tax benefits at December 31, 2018 and 2017, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued no interest or penalties related to the unrecognized tax benefits during 2018. We do not expect our unrecognized tax benefits to increase or decrease materially in 2019.

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

NOTE 14—COMMITMENTS AND CONTINGENCIES

Proceedings against Tenants, Operators and Managers

From time to time, Atria, Sunrise, Brookdale Senior Living, Ardent, Kindred, ESL and our other tenants, operators and managers are parties to certain legal actions, regulatory investigations and claims arising in the conduct of their business and operations. Even though we generally are not party to these proceedings, the unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Proceedings Arising in Connection with Senior Living and Office Operations; Other Litigation

From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and office operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community, MOB or research and innovation center may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that, except as otherwise set forth in this note, that the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

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

Other

With respect to certain of our properties, we are subject to operating and ground lease obligations that generally require fixed monthly or annual rent payments and may include escalation clauses and renewal options. These leases have terms that expire during the next 83 years, excluding extension options.

The following summarizes our future minimum lease obligations under non-cancelable operating and ground leases as of December 31, 2018:

Lease Payments
(In thousands)
2019	$24,941
2020	24,287
2021	23,635
2022	18,867
2023	18,251
Thereafter	614,974
Total	$724,955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$415,991	$1,361,222	$652,412
Discontinued operations	(10)	(110)	(922)
Net income	415,981	1,361,112	651,490
Net income attributable to noncontrolling interests	6,514	4,642	2,259
Net income attributable to common stockholders	$409,467	$1,356,470	$649,231
Denominator:
Denominator for basic earnings per share—weighted average shares	356,265	355,326	344,703
Effect of dilutive securities:
Stock options	174	494	569
Restricted stock awards	331	265	176
OP Unitholder Interests	2,531	2,481	2,942
Denominator for diluted earnings per share—adjusted weighted average shares	359,301	358,566	348,390
Basic earnings per share:
Income from continuing operations	$1.17	$3.83	$1.89
Net income attributable to common stockholders	1.15	3.82	1.88
Diluted earnings per share:
Income from continuing operations	$1.16	$3.80	$1.87
Net income attributable to common stockholders	1.14	3.78	1.86

There were 3.5 million, 3.0 million and 1.4 million anti-dilutive options outstanding for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 16—PERMANENT AND TEMPORARY EQUITY

Capital Stock

We may sell our common stock from time to time under an “at-the-market” equity offering program (“ATM program”). In August 2018, we replaced our expired ATM program with an identical program, under which we may sell up to an aggregate of $1.0 billion of our common stock. During the year ended December 31, 2018, we sold no shares of our common stock under an ATM program. Therefore, as of December 31, 2018, $1.0 billion of our common stock remained available for sale under our ATM program.

During the year ended December 31, 2017, we issued and sold 1.1 million shares of common stock under our previous ATM program for aggregate net proceeds of $73.9 million, after sales agent commissions.

For the year ended December 31, 2016, we issued and sold a total of 18.9 million shares of our common stock under our previous ATM program and public offerings. Aggregate net proceeds for these activities were $1.3 billion, after sales agent commissions. We used the proceeds to fund a portion of the 2016 Research and Innovation Acquisition and for working capital and other general corporate purposes. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY” for additional information.

Excess Share Provision

In order to preserve our ability to maintain REIT status, our Charter provides that if a person acquires beneficial ownership of more than 9% of our outstanding common stock or 9.9% of our outstanding preferred stock, the shares that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beneficially owned in excess of such limit are deemed to be excess shares. These shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the shares and the trustee may exercise all voting power over the shares.

We have the right to buy the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we may defer payment of the purchase price for the excess shares for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. As of December 31, 2018, there were no shares in the trust.

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss as of December 31, 2018 and 2017:

	2018	2017
	(In thousands)
Foreign currency translation	$(55,016)	$(45,580)
Accumulated unrealized gain on marketable debt securities	15,746	802
Derivative instruments	19,688	9,658
Total accumulated other comprehensive loss	$(19,582)	$(35,120)

Redeemable OP Unitholder and Noncontrolling Interests

The following is a rollforward of our redeemable OP Unitholder Interests and noncontrolling interests for 2018:

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
	(In thousands)
Balance as of December 31, 2017	$146,252	$12,238	$158,490
New issuances	34,035	—	34,035
Change in valuation	3,323	1,351	4,674
Distributions and other	(7,817)	—	(7,817)
Redemptions	(1,241)	—	(1,241)
Balance as of December 31, 2018	$174,552	$13,589	$188,141

NOTE 17—RELATED PARTY TRANSACTIONS

Atria provides comprehensive property management and accounting services with respect to our seniors housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements.  For the years ended December 31, 2018, 2017 and 2016, we incurred fees to Atria of $60.1 million, $59.7 million and $58.7 million respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income.

Our 34% ownership interest in Atria entitles us to certain rights and minority protections, as well as the right to appoint two of six members on the Atria Board of Directors.

As of December 31, 2018, we leased 10 hospital campuses to Ardent pursuant to a single, triple-net master lease agreement. For the years ended December 31, 2018, 2017 and 2016, we recognized rental income from Ardent of $114.8 million, $110.8 million and $106.9 million, respectively, relating to the Ardent master lease.

Our 9.8% ownership interest in Ardent entitles us to certain rights and minority protections, as well as the right to appoint one of 11 members on the Ardent Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ESL provides comprehensive property management and accounting services with respect to our seniors housing communities that ESL operates, for which we pay annual management fees pursuant to a management agreement.  For the year ended December 31, 2018, we incurred fees to ESL of $12.9 million, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income.

Our 34% ownership interest in ESL entitles us to customary rights and protections, including the right to appoint two of six members to the ESL Board of Directors.

These transactions are considered to be arm’s length in nature and on terms consistent with transactions with unaffiliated third parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2018 and 2017 is provided below:

	For the Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$943,705	$942,304	$936,538	$923,263

Income from continuing operations	$80,108	$169,300	$103,281	$63,302
Discontinued operations	(10)	—	—	—
Net income	80,098	169,300	103,281	63,302
Net income attributable to noncontrolling interests	1,395	2,781	1,309	1,029
Net income attributable to common stockholders	$78,703	$166,519	$101,972	$62,273
Earnings per share:
Basic:
Income from continuing operations	$0.22	$0.48	$0.29	$0.18
Net income attributable to common stockholders	0.22	0.47	0.29	0.17
Diluted:
Income from continuing operations	$0.22	$0.47	$0.29	$0.18
Net income attributable to common stockholders	0.22	0.46	0.28	0.17

Dividends declared per share	$0.79	$0.79	$0.79	$0.7925

	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$883,443	$895,490	$899,928	$895,288

Income from continuing operations	$199,201	$152,991	$615,210	$393,820
Discontinued operations	(53)	(23)	(19)	(15)
Net income	199,148	152,968	615,191	393,805
Net income attributable to noncontrolling interests	1,021	1,137	1,233	1,251
Net income attributable to common stockholders	$198,127	$151,831	$613,958	$392,554
Earnings per share:
Basic:
Income from continuing operations	$0.56	$0.43	$1.73	$1.11
Net income attributable to common stockholders	0.56	0.43	1.72	1.10
Diluted:
Income from continuing operations	$0.56	$0.43	$1.71	$1.10
Net income attributable to common stockholders	0.55	0.42	1.71	1.09

Dividends declared per share	$0.775	$0.775	$0.775	$0.79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SEGMENT INFORMATION

As of December 31, 2018, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria, Sunrise and ESL, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary information by reportable business segment is as follows:

	For the Year Ended December 31, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$737,796	$—	$776,011	$—	$1,513,807
Resident fees and services	—	2,069,477	—	—	2,069,477
Office building and other services revenue	2,522	—	7,592	3,302	13,416
Income from loans and investments	—	—	—	124,218	124,218
Interest and other income	—	—	—	24,892	24,892
Total revenues	$740,318	$2,069,477	$783,603	$152,412	$3,745,810

Total revenues	$740,318	$2,069,477	$783,603	$152,412	$3,745,810
Less:
Interest and other income	—	—	—	24,892	24,892
Property-level operating expenses	—	1,446,201	243,679	—	1,689,880
Office building services costs	—	—	1,418	—	1,418
Segment NOI	740,318	623,276	538,506	127,520	2,029,620
(Loss) income from unconsolidated entities	(47,901)	(4,465)	477	(3,145)	(55,034)
Segment profit	$692,417	$618,811	$538,983	$124,375	1,974,586
Interest and other income					24,892
Interest expense					(442,497)
Depreciation and amortization					(919,639)
General, administrative and professional fees					(151,982)
Loss on extinguishment of debt, net					(58,254)
Merger-related expenses and deal costs					(30,547)
Other					(66,768)
Gain on real estate dispositions					46,247
Income tax benefit					39,953
Income from continuing operations					$415,991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$840,131	$—	$753,467	$—	$1,593,598
Resident fees and services	—	1,843,232	—	—	1,843,232
Office building and other services revenue	4,580	—	7,497	1,600	13,677
Income from loans and investments	—	—	—	117,608	117,608
Interest and other income	—	—	—	6,034	6,034
Total revenues	$844,711	$1,843,232	$760,964	$125,242	$3,574,149

Total revenues	$844,711	$1,843,232	$760,964	$125,242	$3,574,149
Less:
Interest and other income	—	—	—	6,034	6,034
Property-level operating expenses	—	1,250,065	233,007	—	1,483,072
Office building services costs	—	—	3,391	—	3,391
Segment NOI	844,711	593,167	524,566	119,208	2,081,652
Income (loss) from unconsolidated entities	845	(61)	503	(1,848)	(561)
Segment profit	$845,556	$593,106	$525,069	$117,360	2,081,091
Interest and other income					6,034
Interest expense					(448,196)
Depreciation and amortization					(887,948)
General, administrative and professional fees					(135,490)
Loss on extinguishment of debt, net					(754)
Merger-related expenses and deal costs					(10,535)
Other					(20,052)
Gain on real estate dispositions					717,273
Income tax benefit					59,799
Income from continuing operations					$1,361,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2016
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$845,834	$—	$630,342	$—	$1,476,176
Resident fees and services	—	1,847,306	—	—	1,847,306
Office building and other services revenue	4,921	—	13,029	3,120	21,070
Income from loans and investments	—	—	—	98,094	98,094
Interest and other income	—	—	—	876	876
Total revenues	$850,755	$1,847,306	$643,371	$102,090	$3,443,522

Total revenues	$850,755	$1,847,306	$643,371	$102,090	$3,443,522
Less:
Interest and other income	—	—	—	876	876
Property-level operating expenses	—	1,242,978	191,784	—	1,434,762
Office building services costs	—	—	7,311	—	7,311
Segment NOI	850,755	604,328	444,276	101,214	2,000,573
Income from unconsolidated entities	2,363	1,265	590	140	4,358
Segment profit	$853,118	$605,593	$444,866	$101,354	2,004,931
Interest and other income					876
Interest expense					(419,740)
Depreciation and amortization					(898,924)
General, administrative and professional fees					(126,875)
Loss on extinguishment of debt, net					(2,779)
Merger-related expenses and deal costs					(24,635)
Other					(9,988)
Gain on real estate dispositions					98,203
Income tax benefit					31,343
Income from continuing operations					$652,412

Assets by reportable business segment are as follows:

	As of December 31,
	2018		2017
	(Dollars in thousands)
Assets:
Triple-net leased properties	$6,795,142	30.1%	$7,778,064	32.4%
Senior living operations	8,156,187	36.1	7,654,609	32.0
Office operations	6,772,957	30.0	6,897,696	28.8
All other assets	860,269	3.8	1,624,172	6.8
Total assets	$22,584,555	100.0%	$23,954,541	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Capital expenditures:
Triple-net leased properties	$58,744	$254,542	$74,192
Senior living operations	337,750	261,900	105,614
Office operations	332,147	579,885	1,487,787
Total capital expenditures	$728,641	$1,096,327	$1,667,593

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues:
United States	$3,524,875	$3,361,682	$3,242,353
Canada	192,350	186,049	174,831
United Kingdom	28,585	26,418	26,338
Total revenues	$3,745,810	$3,574,149	$3,443,522

	As of December 31,
	2018	2017
	(In thousands)
Net real estate property:
United States	$18,861,163	$19,253,724
Canada	963,588	1,070,903
United Kingdom	268,906	297,827
Total net real estate property	$20,093,657	$20,622,454

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
Ventas, Inc. has also fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Canada. None of our other subsidiaries is obligated with respect to Ventas Canada’s outstanding senior notes, all of which were issued on a private placement basis in Canada.
In connection with the NHP acquisition, our 100% owned subsidiary, NHP LLC, as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. Neither we nor any of our subsidiaries (other than NHP LLC) is obligated with respect to any of NHP LLC’s outstanding senior notes.
Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada’s senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes our condensed consolidating information as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$3,598	$112,691	$20,521,615	$—	$20,637,904
Cash and cash equivalents	6,470	—	65,807	—	72,277
Escrow deposits and restricted cash	4,211	128	54,848	—	59,187
Investment in and advances to affiliates	15,656,592	2,726,198	—	(18,382,790)	—
Goodwill	—	—	1,050,548	—	1,050,548
Assets held for sale	—	—	5,454	—	5,454
Other assets	45,989	4,443	708,753	—	759,185
Total assets	$15,716,860	$2,843,460	$22,407,025	$(18,382,790)	$22,584,555
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,620,867	$2,112,832	$—	$10,733,699
Intercompany loans	8,580,896	(5,629,764)	(2,951,132)	—	—
Accrued interest	(9,953)	85,717	23,903	—	99,667
Accounts payable and other liabilities	319,754	19,178	747,098	—	1,086,030
Liabilities related to assets held for sale	—	—	205	—	205
Deferred income taxes	608	—	204,611	—	205,219
Total liabilities	8,891,305	3,095,998	137,517	—	12,124,820
Redeemable OP Unitholder and noncontrolling interests	13,746	—	174,395	—	188,141
Total equity	6,811,809	(252,538)	22,095,113	(18,382,790)	10,271,594
Total liabilities and equity	$15,716,860	$2,843,460	$22,407,025	$(18,382,790)	$22,584,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$1,844	$119,508	$21,971,100	$—	$22,092,452
Cash and cash equivalents	7,129	—	74,226	—	81,355
Escrow deposits and restricted cash	39,816	128	66,954	—	106,898
Investment in and advances to affiliates	14,790,537	2,916,060	—	(17,706,597)	—
Goodwill	—	—	1,034,644	—	1,034,644
Assets held for sale	—	—	65,413	—	65,413
Other assets	55,936	9,458	508,385	—	573,779
Total assets	$14,895,262	$3,045,154	$23,720,722	$(17,706,597)	$23,954,541
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,895,641	$2,380,421	$—	$11,276,062
Intercompany loans	7,838,898	(7,127,547)	(711,351)	—	—
Accrued interest	(6,410)	77,691	22,677	—	93,958
Accounts payable and other liabilities	377,536	24,635	781,318	—	1,183,489
Liabilities related to assets held for sale	—	—	60,265	—	60,265
Deferred income taxes	608	—	249,484	—	250,092
Total liabilities	8,210,632	1,870,420	2,782,814	—	12,863,866
Redeemable OP Unitholder and noncontrolling interests	12,237	—	146,253	—	158,490
Total equity	6,672,393	1,174,734	20,791,655	(17,706,597)	10,932,185
Total liabilities and equity	$14,895,262	$3,045,154	$23,720,722	$(17,706,597)	$23,954,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$1,407	$139,043	$1,373,357	$—	$1,513,807
Resident fees and services	—	—	2,069,477	—	2,069,477
Office building and other services revenues	—	—	13,416	—	13,416
Income from loans and investments	1,640	—	122,578	—	124,218
Equity earnings in affiliates	308,764	—	(2,696)	(306,068)	—
Interest and other income	23,802	19	1,071	—	24,892
Total revenues	335,613	139,062	3,577,203	(306,068)	3,745,810
Expenses
Interest	(98,411)	327,898	213,010	—	442,497
Depreciation and amortization	5,425	5,680	908,534	—	919,639
Property-level operating expenses	—	283	1,689,597	—	1,689,880
Office building services costs	—	—	1,418	—	1,418
General, administrative and professional fees	(2,866)	18,845	136,003	—	151,982
Loss on extinguishment of debt, net	355	55,910	1,989	—	58,254
Merger-related expenses and deal costs	25,880	—	4,667	—	30,547
Other	4,881	3	61,884	—	66,768
Total expenses	(64,736)	408,619	3,017,102	—	3,360,985
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	400,349	(269,557)	560,101	(306,068)	384,825
Loss from unconsolidated entities	—	—	(55,034)	—	(55,034)
Gain on real estate dispositions	6,653	—	39,594	—	46,247
Income tax benefit	2,475	—	37,478	—	39,953
Income (loss) from continuing operations	409,477	(269,557)	582,139	(306,068)	415,991
Discontinued operations	(10)	—	—	—	(10)
Net income (loss)	409,467	(269,557)	582,139	(306,068)	415,981
Net income attributable to noncontrolling interests	—	—	6,514	—	6,514
Net income (loss) attributable to common stockholders	$409,467	$(269,557)	$575,625	$(306,068)	$409,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$2,383	$178,165	$1,413,050	$—	$1,593,598
Resident fees and services	—	—	1,843,232	—	1,843,232
Office building and other services revenues	—	—	13,677	—	13,677
Income from loans and investments	1,236	—	116,372	—	117,608
Equity earnings in affiliates	1,260,665	—	5,086	(1,265,751)	—
Interest and other income	5,388	—	646	—	6,034
Total revenues	1,269,672	178,165	3,392,063	(1,265,751)	3,574,149
Expenses
Interest	(101,385)	319,632	229,949	—	448,196
Depreciation and amortization	5,483	7,510	874,955	—	887,948
Property-level operating expenses	—	330	1,482,742	—	1,483,072
Office building services costs	—	—	3,391	—	3,391
General, administrative and professional fees	2,040	16,976	116,474	—	135,490
Loss (gain) on extinguishment of debt, net	—	942	(188)	—	754
Merger-related expenses and deal costs	9,796	—	739	—	10,535
Other	2,247	1	17,804	—	20,052
Total expenses	(81,819)	345,391	2,725,866	—	2,989,438
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	1,351,491	(167,226)	666,197	(1,265,751)	584,711
Loss from unconsolidated entities	—	—	(561)	—	(561)
Gain on real estate dispositions	—	675,808	41,465	—	717,273
Income tax benefit	5,089	—	54,710	—	59,799
Income from continuing operations	1,356,580	508,582	761,811	(1,265,751)	1,361,222
Discontinued operations	(110)	—	—	—	(110)
Net income	1,356,470	508,582	761,811	(1,265,751)	1,361,112
Net income attributable to noncontrolling interests	—	—	4,642	—	4,642
Net income attributable to common stockholders	$1,356,470	$508,582	$757,169	$(1,265,751)	$1,356,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$2,670	$196,991	$1,276,515	$—	$1,476,176
Resident fees and services	—	—	1,847,306	—	1,847,306
Office building and other services revenues	1,605	—	19,465	—	21,070
Income from loans and investments	341	—	97,753	—	98,094
Equity earnings in affiliates	626,644	—	(603)	(626,041)	—
Interest and other income	665	—	211	—	876
Total revenues	631,925	196,991	3,240,647	(626,041)	3,443,522
Expenses
Interest	(46,820)	281,458	185,102	—	419,740
Depreciation and amortization	8,968	18,297	871,659	—	898,924
Property-level operating expenses	—	317	1,434,445	—	1,434,762
Office building services costs	—	—	7,311	—	7,311
General, administrative and professional fees	498	18,320	108,057	—	126,875
Loss on extinguishment of debt, net	58	2,711	10	—	2,779
Merger-related expenses and deal costs	23,067	—	1,568	—	24,635
Other	(705)	41	10,652	—	9,988
Total expenses	(14,934)	321,144	2,618,804	—	2,925,014
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	646,859	(124,153)	621,843	(626,041)	518,508
Income from unconsolidated entities	—	—	4,358	—	4,358
Gain on real estate dispositions	299	63,821	34,083	—	98,203
Income tax benefit	2,994	—	28,349	—	31,343
Income (loss) from continuing operations	650,152	(60,332)	688,633	(626,041)	652,412
Discontinued operations	(921)	—	(1)	—	(922)
Net income (loss)	649,231	(60,332)	688,632	(626,041)	651,490
Net income attributable to noncontrolling interests	—	—	2,259	—	2,259
Net income (loss) attributable to common stockholders	$649,231	$(60,332)	$686,373	$(626,041)	$649,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$409,467	$(269,557)	$582,139	$(306,068)	$415,981
Other comprehensive income:
Foreign currency translation	—	—	(9,436)	—	(9,436)
Unrealized gain on government-sponsored pooled loan investments	—	—	14,944	—	14,944
Derivative instruments	—	—	10,030	—	10,030
Total other comprehensive income	—	—	15,538	—	15,538
Comprehensive income (loss)	409,467	(269,557)	597,677	(306,068)	431,519
Comprehensive income attributable to noncontrolling interests	—	—	6,514	—	6,514
Comprehensive income (loss) attributable to common stockholders	$409,467	$(269,557)	$591,163	$(306,068)	$425,005

	For the Year Ended December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$1,356,470	$508,582	$761,811	$(1,265,751)	$1,361,112
Other comprehensive income:
Foreign currency translation	—	—	20,612	—	20,612
Unrealized loss on government-sponsored pooled loan investments	—	—	(437)	—	(437)
Derivative instruments	—	—	2,239	—	2,239
Total other comprehensive income	—	—	22,414	—	22,414
Comprehensive income	1,356,470	508,582	784,225	(1,265,751)	1,383,526
Comprehensive income attributable to noncontrolling interests	—	—	4,642	—	4,642
Comprehensive income attributable to common stockholders	$1,356,470	$508,582	$779,583	$(1,265,751)	$1,378,884

	For the Year Ended December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$649,231	$(60,332)	$688,632	$(626,041)	$651,490
Other comprehensive loss:
Foreign currency translation	—	—	(52,266)	—	(52,266)
Unrealized loss on government-sponsored pooled loan investments		—	(310)	—	(310)
Derivative instruments	—	—	2,607	—	2,607
Total other comprehensive loss	—	—	(49,969)	—	(49,969)
Comprehensive income (loss)	649,231	(60,332)	638,663	(626,041)	601,521
Comprehensive income attributable to noncontrolling interests	—	—	2,259	—	2,259
Comprehensive income (loss) attributable to common stockholders	$649,231	$(60,332)	$636,404	$(626,041)	$599,262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$45,334	$(194,283)	$1,530,416	$—	$1,381,467
Cash flows from investing activities:
Net investment in real estate property	(265,907)	—	—	—	(265,907)
Investment in loans receivable and other	(4,307)	—	(225,227)	—	(229,534)
Proceeds from real estate disposals	353,792	—	—	—	353,792
Proceeds from loans receivable	1,490	—	910,050	—	911,540
Development project expenditures	—	—	(330,876)	—	(330,876)
Capital expenditures	—	(1,199)	(130,659)	—	(131,858)
Distributions from unconsolidated entities	—	—	57,455	—	57,455
Investment in unconsolidated entities	—	—	(47,007)	—	(47,007)
Insurance proceeds for property damage claims			6,891	—	6,891
Net cash provided by (used in) investing activities	85,068	(1,199)	240,627	—	324,496
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	326,620	(5,157)	—	321,463
Proceeds from debt	—	2,309,141	240,332	—	2,549,473
Repayment of debt	—	(2,954,654)	(510,925)	—	(3,465,579)
Purchase of noncontrolling interests	(8,271)	—	3,547	—	(4,724)
Net change in intercompany debt	1,468,811	530,236	(1,999,047)	—	—
Payment of deferred financing costs	—	(15,861)	(4,751)	—	(20,612)
Cash distribution (to) from affiliates	(490,214)	—	490,214	—	—
Cash distribution to common stockholders	(1,127,143)	—	—	—	(1,127,143)
Cash distribution to redeemable OP Unitholders	—	—	(7,459)	—	(7,459)
Purchases of redeemable OP Units	—	—	(1,370)	—	(1,370)
Contributions from noncontrolling interests	—	—	1,883	—	1,883
Distributions to noncontrolling interests	—	—	(11,574)	—	(11,574)
Other	3,705	—	—	—	3,705
Net cash (used in) provided by financing activities	(153,112)	195,482	(1,804,307)	—	(1,761,937)
Net decrease in cash, cash equivalents and restricted cash	(22,710)	—	(33,264)	—	(55,974)
Effect of foreign currency translation	(13,554)	—	12,739	—	(815)
Cash, cash equivalents and restricted cash at beginning of period	46,945	128	141,180	—	188,253
Cash, cash equivalents and restricted cash at end of period	$10,681	$128	$120,655	$—	$131,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$149,923	$(143,960)	$1,422,789	$—	$1,428,752
Cash flows from investing activities:
Net investment in real estate property	(635,352)	—	(29,332)	—	(664,684)
Investment in loans receivable and other	(4,633)	—	(743,486)	—	(748,119)
Proceeds from real estate disposals	859,587	—	287	—	859,874
Proceeds from loans receivable	47	—	101,050	—	101,097
Development project expenditures	—	—	(299,085)	—	(299,085)
Capital expenditures	—	(726)	(131,832)	—	(132,558)
Distributions from unconsolidated entities	—	—	6,169	—	6,169
Investment in unconsolidated entities	—	—	(61,220)	—	(61,220)
Insurance proceeds for property damage claims	—	—	1,419	—	1,419
Net cash provided by (used in) investing activities	219,649	(726)	(1,156,030)	—	(937,107)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—	478,868	(94,085)	—	384,783
Proceeds from debt	—	793,904	317,745	—	1,111,649
Repayment of debt	—	(778,606)	(590,478)	—	(1,369,084)
Net change in intercompany debt	1,003,315	(917,917)	(85,398)	—	—
Purchase of noncontrolling interests	(15,809)	—	—	—	(15,809)
Payment of deferred financing costs	—	(20,450)	(6,847)	—	(27,297)
Issuance of common stock, net	73,596	—	—	—	73,596
Cash distribution (to) from affiliates	(803,257)	587,511	215,746	—	—
Cash distribution to common stockholders	(827,285)	—	—	—	(827,285)
Cash distribution to redeemable OP Unitholders	—	—	(5,677)	—	(5,677)
Contributions from noncontrolling interests	—	—	4,402	—	4,402
Distributions to noncontrolling interests	—	—	(11,187)	—	(11,187)
Other	10,582	—	—	—	10,582
Net cash (used in) provided by financing activities	(558,858)	143,310	(255,779)	—	(671,327)
Net (decrease) increase in cash, cash equivalents and restricted cash	(189,286)	(1,376)	10,980	—	(179,682)
Effect of foreign currency translation	28,442	—	(27,861)	—	581
Cash, cash equivalents and restricted cash at beginning of period	207,789	1,504	158,061	—	367,354
Cash, cash equivalents and restricted cash at end of period	$46,945	$128	$141,180	$—	$188,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2016
	Ventas, Inc.		Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$68,567		$(93,005)	$1,379,140	$—	$1,354,702
Cash flows from investing activities:
Net investment in real estate property	(1,455,184)		—	41,589	—	(1,413,595)
Investment in loans receivable and other	—		—	(158,635)	—	(158,635)
Proceeds from real estate disposals	257,441		—	43,120	—	300,561
Proceeds from loans receivable	—		—	320,082	—	320,082
Development project expenditures	—		—	(143,647)	—	(143,647)
Capital expenditures	—		(314)	(117,142)	—	(117,456)
Investment in unconsolidated entities	—		—	(6,436)	—	(6,436)
Insurance proceeds for property damage claims	—		—	4,846	—	4,846
Net cash used in investing activities	(1,197,743)		(314)	(16,223)	—	(1,214,280)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—		(171,000)	135,363	—	(35,637)
Proceeds from debt	—		846,521	46,697	—	893,218
Repayment of debt	—		(651,820)	(370,293)	—	(1,022,113)
Net change in intercompany debt	990,969		84,627	(1,075,596)	—	—
Purchase of noncontrolling interests	—		—	(2,846)	—	(2,846)
Payment of deferred financing costs	—		(5,787)	(768)	—	(6,555)
Issuance of common stock, net	1,286,680		—	—	—	1,286,680
Cash distribution from (to) affiliates	107,289		(9,362)	(97,927)	—	—
Cash distribution to common stockholders	(1,024,968)		—	—	—	(1,024,968)
Cash distribution to redeemable OP Unitholders	—	—	—	(8,640)	—	(8,640)
Purchases of redeemable OP and Class C Units	—		—	—	—	—
Contributions from noncontrolling interests	—		—	7,326	—	7,326
Distributions to noncontrolling interests	—		—	(6,879)	—	(6,879)
Other	17,252		—	—	—	17,252
Net cash provided by (used in) financing activities	1,377,222		93,179	(1,373,563)	—	96,838
Net increase (decrease) in cash, cash equivalents and restricted cash	248,046		(140)	(10,646)	—	237,260
Effect of foreign currency translation	(56,389)		—	55,564	—	(825)
Cash, cash equivalents and restricted cash at beginning of period	16,132		1,644	113,143	—	130,919
Cash, cash equivalents and restricted cash at end of period	$207,789		$1,504	$158,061	$—	$367,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VENTAS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance Accounts		Additions		Deductions
	(In thousands)
Year Ended December 31,	Balance at Beginning of Year	Charged to Earnings	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year

2018
Allowance for doubtful accounts	$15,164	10,708	3,515	(7,533)	(9)	$21,845
Straight-line rent receivable allowance (1)	$117,764	(71,543)	—	—	(1,576)	$44,645
	$132,928	(60,835)	3,515	(7,533)	(1,585)	$66,490

2017
Allowance for doubtful accounts	$11,637	7,207	—	(3,237)	(443)	$15,164
Straight-line rent receivable allowance	$109,836	8,540	—	—	(612)	$117,764
	$121,473	15,747	—	(3,237)	(1,055)	$132,928

2016
Allowance for doubtful accounts	$13,545	3,773	—	(5,790)	109	$11,637
Straight-line rent receivable allowance	$101,417	9,682	—	—	(1,263)	$109,836
	$114,962	13,455	—	(5,790)	(1,154)	$121,473

(1)	Amounts charged to earnings primarily relate to termination of lease arrangements with Elmcroft in January 2018.

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$24,712,478	$23,859,816	$22,500,638
Additions during period:
Acquisitions	318,895	702,501	1,380,044
Capital expenditures	446,490	453,829	271,288
Deductions during period:
Foreign currency translation	(105,192)	93,490	(6,252)
Other(1)	(398,688)	(397,158)	(285,902)
Balance at end of period	$24,973,983	$24,712,478	$23,859,816

Accumulated depreciation:
Balance at beginning of period	$4,802,917	$4,208,010	$3,562,139
Additions during period:
Depreciation expense	791,882	760,314	732,309
Dispositions:
Sales and/or transfers to assets held for sale	(84,819)	(176,918)	(87,431)
Foreign currency translation	(17,670)	11,511	993
Balance at end of period	$5,492,310	$4,802,917	$4,208,010

(1)	Other may include sales, transfers to assets held for sale and impairments.

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
IRFS AND LTACS
Rehabilitation Hospital of Southern Arizona	Tucson	AZ	$—	$770	$25,589	$—	$770	$25,589	$26,359	$5,654	$20,705	1992	2011	35 years
Kindred Hospital - Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	1,536	4,219	1990	1995	40 years
Kindred Hospital - Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	3,172	339	1950	1994	25 years
Kindred Hospital - San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	11,914	520	1965	1994	25 years
Kindred Hospital - San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	6,164	2,441	1962	1993	25 years
Tustin Rehabilitation Hospital	Tustin	CA	—	2,810	25,248	—	2,810	25,248	28,058	5,686	22,372	1991	2011	35 years
Kindred Hospital - Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	7,562	549	1973	1993	20 years
Kindred Hospital - Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	6,712	551	1963	1994	20 years
Kindred Hospital - South Florida - Coral Gables	Coral Gables	FL	—	1,071	5,348	(1,000)	71	5,348	5,419	5,102	317	1956	1992	30 years
Kindred Hospital - South Florida Ft. Lauderdale	Fort Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	14,119	1,719	1969	1989	30 years
Kindred Hospital - North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	4,683	75	1956	1994	20 years
Kindred Hospital - South Florida - Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	5,234	600	1937	1995	20 years
Kindred Hospital - Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	14,919	3,188	1968	1997	40 years
Kindred Hospital - Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	5,471	4,937	1970	1993	40 years
Kindred Hospital - Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	19,857	1,706	1949	1995	25 years
Kindred - Chicago - Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,477	1,561	1995	1976	20 years
Kindred Hospital - Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	6,375	973	1960	1991	30 years
Kindred Hospital - Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	8,350	276	1949	1993	20 years
Kindred Hospital - Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	3,670	1,116	1955	1993	30 years
Kindred Hospital - Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	12,560	2,760	1964	1995	20 years
Kindred Hospital - St. Louis	St. Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	1,984	1,229	1984	1991	40 years
Kindred Hospital - Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,496	1,791	1980	1994	40 years
Lovelace Rehabilitation Hospital	Albuquerque	NM	—	401	17,186	1,689	401	18,875	19,276	1,990	17,286	1989	2015	36 years
Kindred Hospital - Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	3,043	1,221	1985	1993	40 years
Kindred Hospital - Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	7,722	874	1964	1994	20 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
University Hospitals Rehabilitation Hospital	Beachwood	OH	—	1,800	16,444	—	1,800	16,444	18,244	2,706	15,538	2013	2013	35 years
Kindred Hospital - Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	3,660	1,698	1960	1995	35 years
Kindred Hospital - Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	4,232	939	1975	1993	22 years
Ardent Harrington Cancer Center	Amarillo	TX	—	974	975	—	974	975	1,949	—	1,949	CIP	CIP	CIP
Rehabilitation Hospital of Dallas	Dallas	TX	—	2,318	38,702	—	2,318	38,702	41,020	4,822	36,198	2009	2015	35 years
Baylor Institute for Rehabilition - Ft. Worth TX	Fort Worth	TX	—	2,071	16,018	—	2,071	16,018	18,089	2,166	15,923	2008	2015	35 years
Kindred Hospital - Tarrant County (Fort Worth Southwest)	Fort Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	7,506	2,294	1987	1986	20 years
Rehabilitation Hospital The Vintage	Houston	TX	—	1,838	34,832	—	1,838	34,832	36,670	4,552	32,118	2012	2015	35 years
Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	5,929	2,558	1986	1985	40 years
Kindred Hospital - Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	6,697	398	1972	1994	20 years
Kindred Hospital - Mansfield	Mansfield	TX	—	267	2,462	—	267	2,462	2,729	2,071	658	1983	1990	40 years
Select Rehabilitation - San Antonio TX	San Antonio	TX	—	1,859	18,301	—	1,859	18,301	20,160	2,427	17,733	2010	2015	35 years
Kindred Hospital - San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	9,885	1,777	1981	1993	30 years
TOTAL FOR IRFS AND LTACS			—	48,035	405,487	689	47,035	407,176	454,211	231,105	223,106
SKILLED NURSING FACILITIES
Englewood Post Acute and Rehabilitation	Englewood	CO	—	241	2,180	194	241	2,374	2,615	2,100	515	1960	1995	30 years
Brookdale Lisle SNF	Lisle	IL	—	730	9,270	—	730	9,270	10,000	3,108	6,892	1990	2009	35 years
Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	6,423	7,403	1982	2004	30 years
Marietta Convalescent Center	Marietta	OH	—	158	3,266	75	158	3,341	3,499	3,332	167	1972	1993	25 years
The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	3,741	4,284	1899	2004	30 years
Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	4,136	4,826	1982	2004	30 years
Chapel Manor	Philadelphia	PA	—	1,595	13,982	1,358	1,595	15,340	16,935	8,421	8,514	1948	2004	30 years
Wayne Center	Strafford	PA	—	662	6,872	850	662	7,722	8,384	4,395	3,989	1897	2004	30 years
Everett Rehabilitation & Care	Everett	WA	—	2,750	27,337	—	2,750	27,337	30,087	6,257	23,830	1995	2011	35 years
Northwest Continuum Care Center	Longview	WA	—	145	2,563	171	145	2,734	2,879	2,491	388	1955	1992	29 years
Columbia Crest Care & Rehabilitation Center	Moses Lake	WA	—	660	17,439	—	660	17,439	18,099	4,069	14,030	1972	2011	35 years
Lake Ridge Solana Alzheimer's Care Center	Moses Lake	WA	—	660	8,866	—	660	8,866	9,526	2,147	7,379	1988	2011	35 years
Rainier Vista Care Center	Puyallup	WA	—	520	4,780	305	520	5,085	5,605	3,534	2,071	1986	1991	40 years
Logan Center	Logan	WV	—	300	12,959	—	300	12,959	13,259	2,970	10,289	1987	2011	35 years
Ravenswood Healthcare Center	Ravenswood	WV	—	320	12,710	—	320	12,710	13,030	2,924	10,106	1987	2011	35 years
Valley Center	South Charleston	WV	—	750	24,115	—	750	24,115	24,865	5,599	19,266	1987	2011	35 years
White Sulphur	White Sulphur Springs	WV	—	250	13,055	—	250	13,055	13,305	3,021	10,284	1987	2011	35 years
TOTAL FOR SKILLED NURSING FACILITIES			—	13,144	186,804	2,953	13,144	189,757	202,901	68,668	134,233

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
HEALTH SYSTEMS
Lovelace Medical Center Downtown	Albuquerque	NM	—	9,840	156,535	7,258	9,928	163,705	173,633	18,548	155,085	1968	2015	33.5 years
Lovelace Westside Hospital	Albuquerque	NM	—	10,107	18,501	(2,783)	10,107	15,718	25,825	4,149	21,676	1984	2015	20.5 years
Lovelace Women's Hospital	Albuquerque	NM	—	7,236	183,866	11,101	7,236	194,967	202,203	14,903	187,300	1983	2015	47 years
Roswell Regional Hospital	Roswell	NM	—	2,560	41,164	2,134	2,560	43,298	45,858	3,498	42,360	2007	2015	47 years
Hillcrest Hospital Claremore	Claremore	OK	—	3,623	34,359	(9,845)	3,623	24,514	28,137	2,483	25,654	1955	2015	40 years
Bailey Medical Center	Owasso	OK	—	4,964	8,969	(1,751)	4,964	7,218	12,182	1,142	11,040	2006	2015	32.5 years
Hillcrest Medical Center	Tulsa	OK	—	28,319	215,199	12,505	28,319	227,704	256,023	24,316	231,707	1928	2015	34 years
Hillcrest Hospital South	Tulsa	OK	—	17,026	100,892	12,340	17,026	113,232	130,258	10,733	119,525	1999	2015	40 years
SouthCreek Medical Plaza	Tulsa	OK	—	2,943	17,860	—	2,943	17,860	20,803	201	20,602	2003	2018	35 years
Baptist St. Anthony's Hospital	Amarillo	TX	—	13,779	358,029	24,582	13,015	383,375	396,390	30,063	366,327	1967	2015	44.5 years
Spire Hull and East Riding Hospital	Anlaby	UK	—	3,194	81,613	(15,337)	2,616	66,854	69,470	6,488	62,982	2010	2014	50 years
Spire Fylde Coast Hospital	Blackpool	UK	—	2,446	28,896	(5,667)	2,004	23,671	25,675	2,331	23,344	1980	2014	50 years
Spire Clare Park Hospital	Farnham	UK	—	6,263	26,119	(5,856)	5,130	21,396	26,526	2,190	24,336	2009	2014	50 years
TOTAL FOR HEALTH SYSTEMS			—	112,300	1,272,002	28,681	109,471	1,303,512	1,412,983	121,045	1,291,938
BROOKDALE SENIORS HOUSING COMMUNITIES
Brookdale Chandler Ray Road	Chandler	AZ	—	2,000	6,538	94	2,000	6,632	8,632	1,616	7,016	1998	2011	35 years
Brookdale Springs Mesa	Mesa	AZ	—	2,747	24,918	145	2,751	25,059	27,810	11,423	16,387	1986	2005	35 years
Brookdale East Arbor	Mesa	AZ	—	655	6,998	100	711	7,042	7,753	3,187	4,566	1998	2005	35 years
Brookdale Oro Valley	Oro Valley	AZ	—	666	6,169	—	666	6,169	6,835	2,809	4,026	1998	2005	35 years
Brookdale Peoria	Peoria	AZ	—	598	4,872	—	598	4,872	5,470	2,219	3,251	1998	2005	35 years
Brookdale Tempe	Tempe	AZ	—	611	4,066	—	611	4,066	4,677	1,852	2,825	1997	2005	35 years
Brookdale East Tucson	Tucson	AZ	—	506	4,745	—	506	4,745	5,251	2,161	3,090	1998	2005	35 years
Brookdale Anaheim	Anaheim	CA	—	2,464	7,908	95	2,464	8,003	10,467	3,363	7,104	1977	2005	35 years
Brookdale Redwood City	Redwood City	CA	—	7,669	66,691	72	7,719	66,713	74,432	30,775	43,657	1988	2005	35 years
Brookdale San Jose	San Jose	CA	—	6,240	66,329	13,043	6,250	79,362	85,612	31,763	53,849	1987	2005	35 years
Brookdale San Marcos	San Marcos	CA	—	4,288	36,204	199	4,314	36,377	40,691	16,786	23,905	1987	2005	35 years
Brookdale Tracy	Tracy	CA	—	1,110	13,296	521	1,110	13,817	14,927	5,344	9,583	1986	2005	35 years
Brookdale Boulder Creek	Boulder	CO	—	1,290	20,683	322	1,378	20,917	22,295	4,836	17,459	1985	2011	35 years
Brookdale Vista Grande	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	4,226	5,768	1997	2005	35 years
Brookdale El Camino	Pueblo	CO	—	840	9,403	—	840	9,403	10,243	4,282	5,961	1997	2005	35 years
Brookdale Farmington	Farmington	CT	—	3,995	36,310	77	4,016	36,366	40,382	16,640	23,742	1984	2005	35 years
Brookdale South Windsor	South Windsor	CT	—	2,187	12,682	64	2,198	12,735	14,933	5,360	9,573	1999	2004	35 years
Brookdale Chatfield	West Hartford	CT	—	2,493	22,833	23,311	2,493	46,144	48,637	12,179	36,458	1989	2005	35 years
Brookdale Bonita Springs	Bonita Springs	FL	—	1,540	10,783	696	1,594	11,425	13,019	4,855	8,164	1989	2005	35 years
Brookdale West Boynton Beach	Boynton Beach	FL	—	2,317	16,218	—	2,317	16,218	18,535	7,151	11,384	1999	2005	35 years
Brookdale Deer Creek AL/MC	Deerfield Beach	FL	—	1,399	9,791	18	1,399	9,809	11,208	4,609	6,599	1999	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Fort Myers The Colony	Fort Myers	FL	—	1,510	7,862	16	1,510	7,878	9,388	1,816	7,572	1996	2011	35 years
Brookdale Avondale	Jacksonville	FL	—	860	16,745	140	860	16,885	17,745	3,750	13,995	1997	2011	35 years
Brookdale Crown Point	Jacksonville	FL	—	1,300	9,659	20	1,300	9,679	10,979	2,208	8,771	1997	2011	35 years
Brookdale Jensen Beach	Jensen Beach	FL	—	1,831	12,820	537	1,831	13,357	15,188	5,759	9,429	1999	2005	35 years
Brookdale Ormond Beach West	Ormond Beach	FL	—	1,660	9,738	27	1,660	9,765	11,425	2,241	9,184	1997	2011	35 years
Brookdale Palm Coast	Palm Coast	FL	—	470	9,187	—	470	9,187	9,657	2,130	7,527	1997	2011	35 years
Brookdale Pensacola	Pensacola	FL	—	633	6,087	11	633	6,098	6,731	2,772	3,959	1998	2005	35 years
Brookdale Rotonda	Rotonda West	FL	—	1,740	4,331	88	1,740	4,419	6,159	1,187	4,972	1997	2011	35 years
Brookdale Centre Pointe Boulevard	Tallahassee	FL	—	667	6,168	—	667	6,168	6,835	2,809	4,026	1998	2005	35 years
Brookdale Tavares	Tavares	FL	—	280	15,980	—	280	15,980	16,260	3,593	12,667	1997	2011	35 years
Brookdale West Melbourne MC	West Melbourne	FL	—	586	5,481	—	586	5,481	6,067	2,496	3,571	2000	2005	35 years
Brookdale West Palm Beach	West Palm Beach	FL	—	3,758	33,072	499	3,836	33,493	37,329	15,233	22,096	1990	2005	35 years
Brookdale Winter Haven MC	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	1,369	1,869	1997	2005	35 years
Brookdale Winter Haven AL	Winter Haven	FL	—	438	5,549	—	438	5,549	5,987	2,527	3,460	1997	2005	35 years
Brookdale Twin Falls	Twin Falls	ID	—	703	6,153	17	718	6,155	6,873	2,802	4,071	1997	2005	35 years
Brookdale Lake Shore Drive	Chicago	IL	—	11,057	107,517	4,487	11,057	112,004	123,061	50,664	72,397	1990	2005	35 years
Brookdale Lake View	Chicago	IL	—	3,072	26,668	—	3,072	26,668	29,740	12,310	17,430	1950	2005	35 years
Brookdale Des Plaines	Des Plaines	IL	32,000	6,871	60,165	(41)	6,805	60,190	66,995	27,738	39,257	1993	2005	35 years
Brookdale Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	608	3,901	44,723	48,624	19,606	29,018	1987	2005	35 years
Brookdale Lisle IL/AL	Lisle	IL	33,000	7,953	70,400	—	7,953	70,400	78,353	32,395	45,958	1990	2005	35 years
Brookdale Northbrook	Northbrook	IL	—	1,988	39,762	596	2,047	40,299	42,346	17,124	25,222	1999	2004	35 years
Brookdale Hawthorn Lakes IL/AL	Vernon Hills	IL	—	4,439	35,044	326	4,443	35,366	39,809	16,432	23,377	1987	2005	35 years
Brookdale Hawthorn Lakes AL	Vernon Hills	IL	—	1,147	10,041	—	1,147	10,041	11,188	4,628	6,560	1999	2005	35 years
Brookdale Evansville	Evansville	IN	—	357	3,765	—	357	3,765	4,122	1,714	2,408	1998	2005	35 years
Brookdale Castleton	Indianapolis	IN	—	1,280	11,515	—	1,280	11,515	12,795	5,285	7,510	1986	2005	35 years
Brookdale Marion AL (IN)	Marion	IN	—	207	3,570	—	207	3,570	3,777	1,626	2,151	1998	2005	35 years
Brookdale Portage AL	Portage	IN	—	128	3,649	—	128	3,649	3,777	1,662	2,115	1999	2005	35 years
Brookdale Richmond	Richmond	IN	—	495	4,124	—	495	4,124	4,619	1,878	2,741	1998	2005	35 years
Brookdale Derby	Derby	KS	—	440	4,422	—	440	4,422	4,862	1,040	3,822	1994	2011	35 years
Brookdale Leawood State Line	Leawood	KS	—	117	5,127	29	117	5,156	5,273	2,335	2,938	2000	2005	35 years
Brookdale Salina Fairdale	Salina	KS	—	300	5,657	4	300	5,661	5,961	1,329	4,632	1996	2011	35 years
Brookdale Topeka	Topeka	KS	—	370	6,825	—	370	6,825	7,195	3,108	4,087	2000	2005	35 years
Brookdale Wellington	Wellington	KS	—	310	2,434	—	310	2,434	2,744	614	2,130	1994	2011	35 years
Brookdale Cushing Park	Framingham	MA	—	5,819	33,361	2,679	5,829	36,030	41,859	14,668	27,191	1999	2004	35 years
Brookdale Cape Cod	Hyannis	MA	—	1,277	9,063	5	1,277	9,068	10,345	3,619	6,726	1999	2005	35 years
Brookdale Quincy Bay	Quincy	MA	—	6,101	57,862	1,952	6,101	59,814	65,915	26,348	39,567	1986	2005	35 years
Brookdale Davison	Davison	MI	—	160	3,189	2,543	160	5,732	5,892	1,870	4,022	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Delta MC	Delta Township	MI	—	730	11,471	—	730	11,471	12,201	2,619	9,582	1998	2011	35 years
Brookdale Delta AL	Delta Township	MI	—	820	3,313	—	820	3,313	4,133	1,057	3,076	1998	2011	35 years
Brookdale Farmington Hills North	Farmington Hills	MI	—	580	10,497	—	580	10,497	11,077	2,675	8,402	1994	2011	35 years
Brookdale Farmington Hills North II	Farmington Hills	MI	—	700	10,246	—	700	10,246	10,946	2,711	8,235	1994	2011	35 years
Brookdale Meridian AL	Haslett	MI	—	1,340	6,134	—	1,340	6,134	7,474	1,531	5,943	1998	2011	35 years
Brookdale Grand Blanc MC	Holly	MI	—	450	12,373	—	450	12,373	12,823	2,829	9,994	1998	2011	35 years
Brookdale Grand Blanc AL	Holly	MI	—	620	14,627	—	620	14,627	15,247	3,366	11,881	1998	2011	35 years
Brookdale Northville	Northville	MI	—	407	6,068	—	407	6,068	6,475	2,764	3,711	1996	2005	35 years
Brookdale Troy MC	Troy	MI	—	630	17,178	—	630	17,178	17,808	3,896	13,912	1998	2011	35 years
Brookdale Troy AL	Troy	MI	—	950	12,503	111	950	12,614	13,564	3,009	10,555	1998	2011	35 years
Brookdale Utica AL	Utica	MI	—	1,142	11,808	57	1,142	11,865	13,007	5,378	7,629	1996	2005	35 years
Brookdale Utica MC	Utica	MI	—	700	8,657	—	700	8,657	9,357	2,106	7,251	1995	2011	35 years
Brookdale Eden Prairie	Eden Prairie	MN	—	301	6,228	3	301	6,231	6,532	2,836	3,696	1998	2005	35 years
Brookdale Faribault	Faribault	MN	—	530	1,085	—	530	1,085	1,615	309	1,306	1997	2011	35 years
Brookdale Inver Grove Heights	Inver Grove Heights	MN	530	253	2,655	—	253	2,655	2,908	1,209	1,699	1997	2005	35 years
Brookdale Mankato	Mankato	MN	—	490	410	—	490	410	900	217	683	1996	2011	35 years
Brookdale Edina	Minneapolis	MN	15,040	3,621	33,141	22,975	3,621	56,116	59,737	17,693	42,044	1998	2005	35 years
Brookdale North Oaks	North Oaks	MN	—	1,057	8,296	—	1,057	8,296	9,353	3,778	5,575	1998	2005	35 years
Brookdale Plymouth	Plymouth	MN	—	679	8,675	—	679	8,675	9,354	3,951	5,403	1998	2005	35 years
Brookdale Willmar	Wilmar	MN	—	470	4,833	—	470	4,833	5,303	1,112	4,191	1997	2011	35 years
Brookdale Winona	Winona	MN	—	800	1,390	—	800	1,390	2,190	645	1,545	1997	2011	35 years
Brookdale West County	Ballwin	MO	—	3,100	35,074	115	3,104	35,185	38,289	5,019	33,270	2012	2014	35 years
Brookdale Evesham	Voorhees Township	NJ	—	3,158	29,909	64	3,158	29,973	33,131	13,622	19,509	1987	2005	35 years
Brookdale Westampton	Westampton	NJ	—	881	4,741	—	881	4,741	5,622	2,159	3,463	1997	2005	35 years
Brookdale Santa Fe	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	12,605	15,573	1986	2005	35 years
Brookdale Kenmore	Buffalo	NY	—	1,487	15,170	—	1,487	15,170	16,657	6,909	9,748	1995	2005	35 years
Brookdale Clinton IL	Clinton	NY	—	947	7,528	96	961	7,610	8,571	3,428	5,143	1991	2005	35 years
Brookdale Manlius	Manlius	NY	—	890	28,237	(700)	190	28,237	28,427	6,350	22,077	1994	2011	35 years
Brookdale Pittsford	Pittsford	NY	—	611	4,066	13	611	4,079	4,690	1,852	2,838	1997	2005	35 years
Brookdale East Niskayuna	Schenectady	NY	—	1,021	8,333	—	1,021	8,333	9,354	3,795	5,559	1997	2005	35 years
Brookdale Niskayuna	Schenectady	NY	—	1,884	16,103	—	1,884	16,103	17,987	7,334	10,653	1996	2005	35 years
Brookdale Summerfield	Syracuse	NY	—	1,132	11,434	—	1,132	11,434	12,566	5,207	7,359	1991	2005	35 years
Brookdale Williamsville	Williamsville	NY	—	839	3,841	60	839	3,901	4,740	1,749	2,991	1997	2005	35 years
Brookdale Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	2,945	4,245	1997	2005	35 years
Brookdale Falling Creek	Hickory	NC	—	330	10,981	—	330	10,981	11,311	2,507	8,804	1997	2011	35 years
Brookdale Winston-Salem	Winston-Salem	NC	—	368	3,497	—	368	3,497	3,865	1,593	2,272	1997	2005	35 years
Brookdale Alliance	Alliance	OH	(530)	392	6,283	6	392	6,289	6,681	2,861	3,820	1998	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Austintown	Austintown	OH	—	151	3,087	—	151	3,087	3,238	1,406	1,832	1999	2005	35 years
Brookdale Barberton	Barberton	OH	—	440	10,884	—	440	10,884	11,324	2,486	8,838	1997	2011	35 years
Brookdale Beavercreek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	2,451	3,517	1998	2005	35 years
Brookdale Centennial Park	Clayton	OH	—	630	6,477	—	630	6,477	7,107	1,542	5,565	1997	2011	35 years
Brookdale Westerville	Columbus	OH	—	267	3,600	—	267	3,600	3,867	1,640	2,227	1999	2005	35 years
Brookdale Greenville AL/MC	Greenville	OH	—	490	4,144	—	490	4,144	4,634	1,119	3,515	1997	2011	35 years
Brookdale Marion AL/MC (OH)	Marion	OH	—	620	3,306	—	620	3,306	3,926	870	3,056	1998	2011	35 years
Brookdale Salem AL (OH)	Salem	OH	—	634	4,659	—	634	4,659	5,293	2,122	3,171	1998	2005	35 years
Brookdale Springdale	Springdale	OH	—	1,140	9,134	—	1,140	9,134	10,274	2,111	8,163	1997	2011	35 years
Brookdale Bartlesville South	Bartlesville	OK	—	250	10,529	—	250	10,529	10,779	2,379	8,400	1997	2011	35 years
Brookdale Bethany	Bethany	OK	—	390	1,499	—	390	1,499	1,889	421	1,468	1994	2011	35 years
Brookdale Broken Arrow	Broken Arrow	OK	—	940	6,312	6,410	1,873	11,789	13,662	2,907	10,755	1996	2011	35 years
Brookdale Forest Grove	Forest Grove	OR	—	2,320	9,633	—	2,320	9,633	11,953	2,410	9,543	1994	2011	35 years
Brookdale Mt. Hood	Gresham	OR	—	2,410	9,093	(2,180)	230	9,093	9,323	2,278	7,045	1988	2011	35 years
Brookdale McMinnville Town Center	McMinnville	OR	767	1,230	7,561	—	1,230	7,561	8,791	2,086	6,705	1989	2011	35 years
Brookdale Denton North	Denton	TX	—	1,750	6,712	—	1,750	6,712	8,462	1,569	6,893	1996	2011	35 years
Brookdale Ennis	Ennis	TX	—	460	3,284	—	460	3,284	3,744	827	2,917	1996	2011	35 years
Brookdale Kerrville	Kerrville	TX	—	460	8,548	—	460	8,548	9,008	1,955	7,053	1997	2011	35 years
Brookdale Medical Center Whitby	San Antonio	TX	—	1,400	10,051	—	1,400	10,051	11,451	2,323	9,128	1997	2011	35 years
Brookdale Western Hills	Temple	TX	—	330	5,081	—	330	5,081	5,411	1,228	4,183	1997	2011	35 years
Brookdale Salem AL (VA)	Salem	VA	—	1,900	16,219	—	1,900	16,219	18,119	7,163	10,956	1998	2011	35 years
Brookdale Alderwood	Lynnwood	WA	—	1,219	9,573	58	1,239	9,611	10,850	4,360	6,490	1999	2005	35 years
Brookdale Puyallup South	Puyallup	WA	—	1,055	8,298	—	1,055	8,298	9,353	3,779	5,574	1998	2005	35 years
Brookdale Richland	Richland	WA	—	960	23,270	8	960	23,278	24,238	5,440	18,798	1990	2011	35 years
Brookdale Park Place	Spokane	WA	—	1,622	12,895	—	1,622	12,895	14,517	6,039	8,478	1915	2005	35 years
Brookdale Allenmore AL	Tacoma	WA	—	620	16,186	362	620	16,548	17,168	3,677	13,491	1997	2011	35 years
Brookdale Allenmore - IL	Tacoma	WA	—	1,710	3,326	(918)	210	3,908	4,118	1,106	3,012	1988	2011	35 years
Brookdale Yakima	Yakima	WA	—	860	15,276	7	860	15,283	16,143	3,572	12,571	1998	2011	35 years
Brookdale Kenosha	Kenosha	WI	—	551	5,431	2,779	551	8,210	8,761	3,295	5,466	2000	2005	35 years
Brookdale LaCrosse MC	La Crosse	WI	—	621	4,056	1,126	621	5,182	5,803	2,181	3,622	2004	2005	35 years
Brookdale LaCrosse AL	La Crosse	WI	—	644	5,831	2,637	644	8,468	9,112	3,439	5,673	1998	2005	35 years
Brookdale Middleton Century Ave	Middleton	WI	—	360	5,041	—	360	5,041	5,401	1,165	4,236	1997	2011	35 years
Brookdale Onalaska	Onalaska	WI	—	250	4,949	—	250	4,949	5,199	1,137	4,062	1995	2011	35 years
Brookdale Sun Prairie	Sun Prairie	WI	—	350	1,131	—	350	1,131	1,481	319	1,162	1994	2011	35 years
TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			80,807	185,427	1,768,730	86,389	182,453	1,858,093	2,040,546	706,549	1,333,997
SUNRISE SENIORS HOUSING COMMUNITIES
Sunrise of Chandler	Chandler	AZ	—	4,344	14,455	1,156	4,439	15,516	19,955	3,643	16,312	2007	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	1,049	2,255	28,598	30,853	9,960	20,893	2007	2007	35 years
Sunrise at River Road	Tucson	AZ	—	2,971	12,399	547	3,000	12,917	15,917	2,865	13,052	2008	2012	35 years
Sunrise of Lynn Valley	Vancouver	BC	—	11,759	37,424	(11,431)	8,743	29,009	37,752	10,275	27,477	2002	2007	35 years
Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	1,272	6,661	33,197	39,858	11,658	28,200	2005	2007	35 years
Sunrise of Victoria	Victoria	BC	—	8,332	29,970	(8,154)	6,277	23,871	30,148	8,478	21,670	2001	2007	35 years
Sunrise at La Costa	Carlsbad	CA	—	4,890	20,590	1,567	5,030	22,017	27,047	8,273	18,774	1999	2007	35 years
Sunrise of Carmichael	Carmichael	CA	—	1,269	14,598	726	1,291	15,302	16,593	3,456	13,137	2009	2012	35 years
Sunrise of Fair Oaks	Fair Oaks	CA	—	1,456	23,679	2,641	2,515	25,261	27,776	8,981	18,795	2001	2007	35 years
Sunrise of Mission Viejo	Mission Viejo	CA	—	3,802	24,560	1,883	3,889	26,356	30,245	9,498	20,747	1998	2007	35 years
Sunrise at Canyon Crest	Riverside	CA	—	5,486	19,658	2,165	5,745	21,564	27,309	7,885	19,424	2006	2007	35 years
Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	1,279	1,472	24,750	26,222	8,765	17,457	2007	2007	35 years
Sunrise of San Mateo	San Mateo	CA	—	2,682	35,335	1,979	2,742	37,254	39,996	12,954	27,042	1999	2007	35 years
Sunrise of Sunnyvale	Sunnyvale	CA	—	2,933	34,361	1,666	2,969	35,991	38,960	12,498	26,462	2000	2007	35 years
Sunrise at Sterling Canyon	Valencia	CA	—	3,868	29,293	4,835	4,084	33,912	37,996	12,930	25,066	1998	2007	35 years
Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	1,307	5,031	31,933	36,964	11,222	25,742	2004	2007	35 years
Sunrise at Yorba Linda	Yorba Linda	CA	—	1,689	25,240	1,940	1,780	27,089	28,869	9,462	19,407	2002	2007	35 years
Sunrise at Cherry Creek	Denver	CO	—	1,621	28,370	3,137	1,721	31,407	33,128	10,683	22,445	2000	2007	35 years
Sunrise at Pinehurst	Denver	CO	—	1,417	30,885	2,190	1,653	32,839	34,492	12,156	22,336	1998	2007	35 years
Sunrise at Orchard	Littleton	CO	—	1,813	22,183	2,601	1,853	24,744	26,597	8,715	17,882	1997	2007	35 years
Sunrise of Westminster	Westminster	CO	—	2,649	16,243	1,980	2,792	18,080	20,872	6,624	14,248	2000	2007	35 years
Sunrise of Stamford	Stamford	CT	—	4,612	28,533	2,618	5,029	30,734	35,763	11,151	24,612	1999	2007	35 years
Sunrise of Jacksonville	Jacksonville	FL	—	2,390	17,671	789	2,420	18,430	20,850	4,112	16,738	2009	2012	35 years
Sunrise at Ivey Ridge	Alpharetta	GA	—	1,507	18,516	1,520	1,517	20,026	21,543	7,221	14,322	1998	2007	35 years
Sunrise of Huntcliff Summit I	Atlanta	GA	—	4,232	66,161	17,856	4,185	84,064	88,249	31,778	56,471	1987	2007	35 years
Sunrise at Huntcliff Summit II	Atlanta	GA	—	2,154	17,137	2,984	2,160	20,115	22,275	7,286	14,989	1998	2007	35 years
Sunrise at East Cobb	Marietta	GA	—	1,797	23,420	1,704	1,806	25,115	26,921	9,160	17,761	1997	2007	35 years
Sunrise of Barrington	Barrington	IL	—	859	15,085	858	892	15,910	16,802	3,614	13,188	2007	2012	35 years
Sunrise of Bloomingdale	Bloomingdale	IL	—	1,287	38,625	2,157	1,382	40,687	42,069	14,235	27,834	2000	2007	35 years
Sunrise of Buffalo Grove	Buffalo Grove	IL	—	2,154	28,021	1,719	2,339	29,555	31,894	10,500	21,394	1999	2007	35 years
Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	2,285	3,504	28,953	32,457	9,727	22,730	2003	2007	35 years
Sunrise of Naperville	Naperville	IL	—	1,946	28,538	2,794	2,624	30,654	33,278	11,370	21,908	1999	2007	35 years
Sunrise of Palos Park	Palos Park	IL	—	2,363	42,205	1,333	2,403	43,498	45,901	15,362	30,539	2001	2007	35 years
Sunrise of Park Ridge	Park Ridge	IL	—	5,533	39,557	3,078	5,689	42,479	48,168	15,092	33,076	1998	2007	35 years
Sunrise of Willowbrook	Willowbrook	IL	—	1,454	60,738	2,640	2,080	62,752	64,832	20,463	44,369	2000	2007	35 years
Sunrise on Old Meridian	Carmel	IN	—	8,550	31,746	1,132	8,558	32,870	41,428	7,346	34,082	2009	2012	35 years
Sunrise of Leawood	Leawood	KS	—	651	16,401	1,107	878	17,281	18,159	3,735	14,424	2006	2012	35 years
Sunrise of Overland Park	Overland Park	KS	—	650	11,015	740	743	11,662	12,405	2,782	9,623	2007	2012	35 years
Sunrise of Baton Rouge	Baton Rouge	LA	—	1,212	23,547	1,828	1,382	25,205	26,587	8,928	17,659	2000	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Arlington	Arlington	MA	—	86	34,393	1,307	107	35,679	35,786	12,715	23,071	2001	2007	35 years
Sunrise of Norwood	Norwood	MA	—	2,230	30,968	2,385	2,306	33,277	35,583	11,737	23,846	1997	2007	35 years
Sunrise of Columbia	Columbia	MD	—	1,780	23,083	3,129	1,918	26,074	27,992	9,232	18,760	1996	2007	35 years
Sunrise of Rockville	Rockville	MD	—	1,039	39,216	2,716	1,075	41,896	42,971	14,241	28,730	1997	2007	35 years
Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	1,992	3,860	29,525	33,385	10,290	23,095	2006	2007	35 years
Sunrise of Cascade	Grand Rapids	MI	—	1,273	21,782	672	1,370	22,357	23,727	4,954	18,773	2007	2012	35 years
Sunrise of Northville	Plymouth	MI	—	1,445	26,090	1,632	1,525	27,642	29,167	9,752	19,415	1999	2007	35 years
Sunrise of Rochester	Rochester	MI	—	2,774	38,666	1,641	2,846	40,235	43,081	14,080	29,001	1998	2007	35 years
Sunrise of Troy	Troy	MI	—	1,758	23,727	1,178	1,860	24,803	26,663	8,878	17,785	2001	2007	35 years
Sunrise of Edina	Edina	MN	—	3,181	24,224	2,922	3,274	27,053	30,327	9,900	20,427	1999	2007	35 years
Sunrise on Providence	Charlotte	NC	—	1,976	19,472	2,618	1,988	22,078	24,066	7,918	16,148	1999	2007	35 years
Sunrise of East Brunswick	East Brunswick	NJ	—	2,784	26,173	2,490	3,030	28,417	31,447	10,615	20,832	1999	2007	35 years
Sunrise of Jackson	Jackson	NJ	—	4,009	15,029	731	4,013	15,756	19,769	3,692	16,077	2008	2012	35 years
Sunrise of Morris Plains	Morris Plains	NJ	—	1,492	32,052	2,210	1,569	34,185	35,754	12,121	23,633	1997	2007	35 years
Sunrise of Old Tappan	Old Tappan	NJ	—	2,985	36,795	2,358	3,177	38,961	42,138	13,786	28,352	1997	2007	35 years
Sunrise of Wall	Wall Township	NJ	—	1,053	19,101	2,115	1,088	21,181	22,269	7,389	14,880	1999	2007	35 years
Sunrise of Wayne	Wayne	NJ	—	1,288	24,990	2,710	1,304	27,684	28,988	9,817	19,171	1996	2007	35 years
Sunrise of Westfield	Westfield	NJ	—	5,057	23,803	2,373	5,136	26,097	31,233	9,527	21,706	1996	2007	35 years
Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	—	3,493	30,801	1,869	3,606	32,557	36,163	11,770	24,393	2000	2007	35 years
Sunrise of North Lynbrook	Lynbrook	NY	—	4,622	38,087	2,371	4,700	40,380	45,080	14,685	30,395	1999	2007	35 years
Sunrise at Fleetwood	Mount Vernon	NY	—	4,381	28,434	2,576	4,646	30,745	35,391	11,281	24,110	1999	2007	35 years
Sunrise of New City	New City	NY	—	1,906	27,323	2,057	1,979	29,307	31,286	10,436	20,850	1999	2007	35 years
Sunrise of Smithtown	Smithtown	NY	—	2,853	25,621	2,927	3,040	28,361	31,401	10,644	20,757	1999	2007	35 years
Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	859	7,290	24,716	32,006	11,366	20,640	2006	2007	35 years
Sunrise at North Hills	Raleigh	NC	—	749	37,091	5,530	849	42,521	43,370	15,462	27,908	2000	2007	35 years
Sunrise at Parma	Cleveland	OH	—	695	16,641	1,285	897	17,724	18,621	6,508	12,113	2000	2007	35 years
Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	1,709	862	11,712	12,574	4,490	8,084	2000	2007	35 years
Sunrise of Aurora	Aurora	ON	—	1,570	36,113	(9,052)	1,195	27,436	28,631	9,606	19,025	2002	2007	35 years
Sunrise of Burlington	Burlington	ON	—	1,173	24,448	1,237	1,363	25,495	26,858	9,096	17,762	2001	2007	35 years
Sunrise of Unionville	Markham	ON	—	2,322	41,140	(9,989)	1,824	31,649	33,473	11,231	22,242	2000	2007	35 years
Sunrise of Mississauga	Mississauga	ON	—	3,554	33,631	(8,350)	2,779	26,056	28,835	9,400	19,435	2000	2007	35 years
Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	(6,872)	1,469	20,636	22,105	7,387	14,718	2007	2007	35 years
Sunrise of Oakville	Oakville	ON	—	2,753	37,489	1,643	2,917	38,968	41,885	13,660	28,225	2002	2007	35 years
Sunrise of Richmond Hill	Richmond Hill	ON	—	2,155	41,254	(10,132)	1,746	31,531	33,277	11,176	22,101	2002	2007	35 years
Sunrise of Thornhill	Vaughan	ON	—	2,563	57,513	(12,501)	1,403	46,172	47,575	15,052	32,523	2003	2007	35 years
Sunrise of Windsor	Windsor	ON	—	1,813	20,882	1,780	1,987	22,488	24,475	7,897	16,578	2001	2007	35 years
Sunrise of Abington	Abington	PA	—	1,838	53,660	6,012	2,053	59,457	61,510	20,610	40,900	1997	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Blue Bell	Blue Bell	PA	—	1,765	23,920	3,369	1,866	27,188	29,054	9,774	19,280	2006	2007	35 years
Sunrise of Exton	Exton	PA	—	1,123	17,765	2,379	1,209	20,058	21,267	7,285	13,982	2000	2007	35 years
Sunrise of Haverford	Haverford	PA	—	941	25,872	2,290	986	28,117	29,103	9,956	19,147	1997	2007	35 years
Sunrise of Granite Run	Media	PA	—	1,272	31,781	2,442	1,379	34,116	35,495	12,136	23,359	1997	2007	35 years
Sunrise of Lower Makefield	Morrisville	PA	—	3,165	21,337	667	3,174	21,995	25,169	5,035	20,134	2008	2012	35 years
Sunrise of Westtown	West Chester	PA	—	1,547	22,996	2,149	1,576	25,116	26,692	9,371	17,321	1999	2007	35 years
Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	1,082	2,626	28,752	31,378	10,133	21,245	2006	2007	35 years
Sunrise of Fort Worth	Fort Worth	TX	—	2,024	18,587	928	2,147	19,392	21,539	4,494	17,045	2007	2012	35 years
Sunrise of Frisco	Frisco	TX	—	2,523	14,547	591	2,535	15,126	17,661	3,174	14,487	2009	2012	35 years
Sunrise of Cinco Ranch	Katy	TX	—	2,512	21,600	1,262	2,580	22,794	25,374	5,154	20,220	2007	2012	35 years
Sunrise at Holladay	Holladay	UT	—	2,542	44,771	1,104	2,581	45,836	48,417	10,058	38,359	2008	2012	35 years
Sunrise of Sandy	Sandy	UT	—	2,576	22,987	414	2,638	23,339	25,977	8,369	17,608	2007	2007	35 years
Sunrise of Alexandria	Alexandria	VA	—	88	14,811	2,461	240	17,120	17,360	6,726	10,634	1998	2007	35 years
Sunrise of Richmond	Richmond	VA	—	1,120	17,446	1,339	1,198	18,707	19,905	7,068	12,837	1999	2007	35 years
Sunrise at Bon Air	Richmond	VA	—	2,047	22,079	907	2,032	23,001	25,033	5,240	19,793	2008	2012	35 years
Sunrise of Springfield	Springfield	VA	—	4,440	18,834	2,707	4,545	21,436	25,981	7,846	18,135	1997	2007	35 years
TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			—	245,515	2,532,176	103,706	246,896	2,634,501	2,881,397	899,063	1,982,334
ATRIA SENIORS HOUSING COMMUNITIES
Arbour Lake	Calgary	AB	—	2,512	39,188	(5,126)	2,151	34,423	36,574	5,389	31,185	2003	2014	35 years
Canyon Meadows	Calgary	AB	—	1,617	30,803	(3,776)	1,384	27,260	28,644	4,463	24,181	1995	2014	35 years
Churchill Manor	Edmonton	AB	—	2,865	30,482	(4,129)	2,442	26,776	29,218	4,397	24,821	1999	2014	35 years
The View at Lethbridge	Lethbridge	AB	—	2,503	24,770	(3,438)	2,146	21,689	23,835	3,834	20,001	2007	2014	35 years
Victoria Park	Red Deer	AB	—	1,188	22,554	(2,488)	1,015	20,239	21,254	3,620	17,634	1999	2014	35 years
Ironwood Estates	St. Albert	AB	—	3,639	22,519	(2,378)	3,137	20,643	23,780	3,578	20,202	1998	2014	35 years
Atria Regency	Mobile	AL	—	950	11,897	1,559	981	13,425	14,406	4,248	10,158	1996	2011	35 years
Atria Chandler Villas	Chandler	AZ	—	3,650	8,450	1,927	3,769	10,258	14,027	4,040	9,987	1988	2011	35 years
Atria Park of Sierra Pointe	Scottsdale	AZ	—	10,930	65,372	5,899	10,994	71,207	82,201	10,884	71,317	2000	2014	35 years
Atria Campana del Rio	Tucson	AZ	—	5,861	37,284	2,998	5,985	40,158	46,143	11,712	34,431	1964	2011	35 years
Atria Valley Manor	Tucson	AZ	—	1,709	60	950	1,768	951	2,719	540	2,179	1963	2011	35 years
Atria Bell Court Gardens	Tucson	AZ	—	3,010	30,969	2,308	3,060	33,227	36,287	8,837	27,450	1964	2011	35 years
Longlake Chateau	Nanaimo	BC	—	1,874	22,910	(2,646)	1,603	20,535	22,138	3,683	18,455	1990	2014	35 years
Prince George Chateau	Prince George	BC	—	2,066	22,761	(3,019)	1,765	20,043	21,808	3,542	18,266	2005	2014	35 years
The Victorian	Victoria	BC	—	3,419	16,351	(1,682)	2,936	15,152	18,088	2,811	15,277	1988	2014	35 years
The Victorian at McKenzie	Victoria	BC	—	4,801	25,712	(3,175)	4,100	23,238	27,338	3,969	23,369	2003	2014	35 years
Atria Burlingame	Burlingame	CA	—	2,494	12,373	1,702	2,579	13,990	16,569	4,200	12,369	1977	2011	35 years
Atria Las Posas	Camarillo	CA	—	4,500	28,436	1,273	4,518	29,691	34,209	7,857	26,352	1997	2011	35 years
Atria Carmichael Oaks	Carmichael	CA	17,650	2,118	49,694	2,626	2,155	52,283	54,438	11,037	43,401	1992	2013	35 years
Atria El Camino Gardens	Carmichael	CA	—	6,930	32,318	15,083	7,215	47,116	54,331	13,356	40,975	1984	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Covina	Covina	CA	—	170	4,131	787	262	4,826	5,088	1,735	3,353	1977	2011	35 years
Atria Daly City	Daly City	CA	—	3,090	13,448	1,215	3,102	14,651	17,753	4,233	13,520	1975	2011	35 years
Atria Covell Gardens	Davis	CA	—	2,163	39,657	11,761	2,388	51,193	53,581	15,601	37,980	1987	2011	35 years
Atria Encinitas	Encinitas	CA	—	5,880	9,212	2,408	5,945	11,555	17,500	3,400	14,100	1984	2011	35 years
Atria North Escondido	Escondido	CA	—	1,196	7,155	522	1,215	7,658	8,873	1,628	7,245	2002	2014	35 years
Atria Grass Valley	Grass Valley	CA	10,986	1,965	28,414	1,073	2,020	29,432	31,452	6,359	25,093	2000	2013	35 years
Atria Golden Creek	Irvine	CA	—	6,900	23,544	2,172	6,930	25,686	32,616	7,308	25,308	1985	2011	35 years
Atria Park of Lafayette	Lafayette	CA	18,532	5,679	56,922	1,747	6,238	58,110	64,348	11,564	52,784	2007	2013	35 years
Atria Del Sol	Mission Viejo	CA	—	3,500	12,458	8,633	3,781	20,810	24,591	7,116	17,475	1985	2011	35 years
Atria Newport Plaza	Newport Beach	CA	—	4,534	32,912	307	4,545	33,208	37,753	1,122	36,631	1989	2017	35 years
Atria Tamalpais Creek	Novato	CA	—	5,812	24,703	914	5,831	25,598	31,429	6,918	24,511	1978	2011	35 years
Atria Park of Pacific Palisades	Pacific Palisades	CA	—	4,458	17,064	1,796	4,489	18,829	23,318	7,259	16,059	2001	2007	35 years
Atria Palm Desert	Palm Desert	CA	—	2,887	9,843	1,348	3,127	10,951	14,078	5,269	8,809	1988	2011	35 years
Atria Hacienda	Palm Desert	CA	—	6,680	85,900	3,433	6,876	89,137	96,013	22,407	73,606	1989	2011	35 years
Atria Paradise	Paradise	CA	—	2,265	28,262	(22,643)	1,995	5,889	7,884	6,203	1,681	1999	2013	35 years
Atria Del Rey	Rancho Cucamonga	CA	—	3,290	17,427	5,749	3,477	22,989	26,466	8,341	18,125	1987	2011	35 years
Atria Rocklin	Rocklin	CA	18,789	4,427	52,064	1,221	4,473	53,239	57,712	7,335	50,377	2001	2015	35 years
Atria La Jolla	San Diego	CA	—	8,210	46,315	(1,675)	8,212	44,638	52,850	1,519	51,331	1984	2017	35 years
Atria Penasquitos	San Diego	CA	—	2,649	24,067	2,202	2,649	26,269	28,918	870	28,048	1991	2017	35 years
Atria Collwood	San Diego	CA	—	290	10,650	1,259	347	11,852	12,199	3,693	8,506	1976	2011	35 years
Atria Rancho Park	San Dimas	CA	—	4,066	14,306	1,870	4,625	15,617	20,242	5,226	15,016	1975	2011	35 years
Atria Willow Glen	San Jose	CA	—	8,521	43,168	3,123	8,602	46,210	54,812	11,148	43,664	1976	2011	35 years
Atria San Juan	San Juan Capistrano	CA	—	5,110	29,436	8,645	5,336	37,855	43,191	13,793	29,398	1985	2011	35 years
Atria Hillsdale	San Mateo	CA	—	5,240	15,956	10,950	5,253	26,893	32,146	4,698	27,448	1986	2011	35 years
Atria Santa Clarita	Santa Clarita	CA	—	3,880	38,366	1,221	3,890	39,577	43,467	5,560	37,907	2001	2015	35 years
Atria Sunnyvale	Sunnyvale	CA	—	6,120	30,068	5,141	6,236	35,093	41,329	10,004	31,325	1977	2011	35 years
Atria Park of Tarzana	Tarzana	CA	—	960	47,547	5,958	5,861	48,604	54,465	9,525	44,940	2008	2013	35 years
Atria Park of Vintage Hills	Temecula	CA	—	4,674	44,341	2,402	4,879	46,538	51,417	10,145	41,272	2000	2013	35 years
Atria Park of Grand Oaks	Thousand Oaks	CA	—	5,994	50,309	1,130	6,055	51,378	57,433	10,807	46,626	2002	2013	35 years
Atria Hillcrest	Thousand Oaks	CA	—	6,020	25,635	10,256	6,624	35,287	41,911	13,087	28,824	1987	2011	35 years
Atria Walnut Creek	Walnut Creek	CA	—	6,910	15,797	17,372	7,635	32,444	40,079	12,655	27,424	1978	2011	35 years
Atria Valley View	Walnut Creek	CA	—	7,139	53,914	2,923	7,175	56,801	63,976	21,921	42,055	1977	2011	35 years
Atria Longmont	Longmont	CO	—	2,807	24,877	1,300	2,852	26,132	28,984	6,052	22,932	2009	2012	35 years
Atria Darien	Darien	CT	—	653	37,587	11,829	1,156	48,913	50,069	13,389	36,680	1997	2011	35 years
Atria Larson Place	Hamden	CT	—	1,850	16,098	2,229	1,885	18,292	20,177	5,341	14,836	1999	2011	35 years
Atria Greenridge Place	Rocky Hill	CT	—	2,170	32,553	2,500	2,392	34,831	37,223	8,970	28,253	1998	2011	35 years
Atria Stamford	Stamford	CT	—	1,200	62,432	19,320	1,487	81,465	82,952	18,323	64,629	1975	2011	35 years
Atria Stratford	Stratford	CT	—	3,210	27,865	2,043	3,210	29,908	33,118	8,338	24,780	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Crossroads Place	Waterford	CT	—	2,401	36,495	7,855	2,577	44,174	46,751	13,040	33,711	2000	2011	35 years
Atria Hamilton Heights	West Hartford	CT	—	3,120	14,674	3,691	3,163	18,322	21,485	6,337	15,148	1904	2011	35 years
Atria Windsor Woods	Hudson	FL	—	1,610	32,432	3,107	1,687	35,462	37,149	9,895	27,254	1988	2011	35 years
Atria Park of Baypoint Village	Hudson	FL	—	2,083	28,841	9,481	2,352	38,053	40,405	11,681	28,724	1986	2011	35 years
Atria Park of San Pablo	Jacksonville	FL	—	1,620	14,920	1,185	1,660	16,065	17,725	4,339	13,386	1999	2011	35 years
Atria Park of St. Joseph's	Jupiter	FL	—	5,520	30,720	1,814	5,561	32,493	38,054	6,977	31,077	2007	2013	35 years
Atria Lady Lake	Lady Lake	FL	—	3,752	26,265	1,161	3,768	27,410	31,178	3,735	27,443	2010	2015	35 years
Atria Park of Lake Forest	Sanford	FL	—	3,589	32,586	4,639	4,096	36,718	40,814	9,751	31,063	2002	2011	35 years
Atria Evergreen Woods	Spring Hill	FL	—	2,370	28,371	4,879	2,554	33,066	35,620	10,181	25,439	1981	2011	35 years
Atria North Point	Alpharetta	GA	39,416	4,830	78,318	2,684	4,868	80,964	85,832	14,069	71,763	2007	2014	35 years
Atria Buckhead	Atlanta	GA	—	3,660	5,274	1,359	3,688	6,605	10,293	2,410	7,883	1996	2011	35 years
Atria Mableton	Austell	GA	—	1,911	18,879	630	1,946	19,474	21,420	4,154	17,266	2000	2013	35 years
Atria Park of Tucker	Tucker	GA	—	1,103	20,679	738	1,120	21,400	22,520	4,568	17,952	2000	2013	35 years
Atria Park of Glen Ellyn	Glen Ellyn	IL	—	2,455	34,064	3,401	2,740	37,180	39,920	13,475	26,445	2000	2007	35 years
Atria Newburgh	Newburgh	IN	—	1,150	22,880	1,393	1,150	24,273	25,423	6,101	19,322	1998	2011	35 years
Atria Hearthstone East	Topeka	KS	—	1,150	20,544	1,473	1,241	21,926	23,167	6,064	17,103	1998	2011	35 years
Atria Hearthstone West	Topeka	KS	—	1,230	28,379	2,337	1,267	30,679	31,946	8,957	22,989	1987	2011	35 years
Atria Highland Crossing	Covington	KY	—	1,677	14,393	1,534	1,689	15,915	17,604	5,147	12,457	1988	2011	35 years
Atria Summit Hills	Crestview Hills	KY	—	1,780	15,769	1,024	1,812	16,761	18,573	4,851	13,722	1998	2011	35 years
Atria Elizabethtown	Elizabethtown	KY	—	850	12,510	777	869	13,268	14,137	3,645	10,492	1996	2011	35 years
Atria St. Matthews	Louisville	KY	—	939	9,274	1,288	953	10,548	11,501	3,806	7,695	1998	2011	35 years
Atria Stony Brook	Louisville	KY	—	1,860	17,561	1,242	1,953	18,710	20,663	5,281	15,382	1999	2011	35 years
Atria Springdale	Louisville	KY	—	1,410	16,702	1,404	1,410	18,106	19,516	5,092	14,424	1999	2011	35 years
Atria Marland Place	Andover	MA	—	1,831	34,592	19,500	1,996	53,927	55,923	18,372	37,551	1996	2011	35 years
Atria Longmeadow Place	Burlington	MA	—	5,310	58,021	1,970	5,387	59,914	65,301	14,615	50,686	1998	2011	35 years
Atria Fairhaven	Fairhaven	MA	—	1,100	16,093	1,006	1,157	17,042	18,199	4,436	13,763	1999	2011	35 years
Atria Woodbriar Place	Falmouth	MA	—	4,630	27,314	5,676	6,433	31,187	37,620	7,666	29,954	2013	2013	35 years
Atria Woodbriar Park	Falmouth	MA	—	1,970	43,693	21,453	2,699	64,417	67,116	16,113	51,003	1975	2011	35 years
Atria Draper Place	Hopedale	MA	—	1,140	17,794	1,748	1,234	19,448	20,682	5,293	15,389	1998	2011	35 years
Atria Merrimack Place	Newburyport	MA	—	2,774	40,645	6,429	4,319	45,529	49,848	10,342	39,506	2000	2011	35 years
Atria Marina Place	Quincy	MA	—	2,590	33,899	1,973	2,755	35,707	38,462	9,315	29,147	1999	2011	35 years
Riverheights Terrace	Brandon	MB	—	799	27,708	(2,817)	682	25,008	25,690	4,181	21,509	2001	2014	35 years
Amber Meadow	Winnipeg	MB	—	3,047	17,821	(1,551)	2,598	16,719	19,317	3,321	15,996	2000	2014	35 years
The Westhaven	Winnipeg	MB	—	871	23,162	(2,582)	757	20,694	21,451	3,600	17,851	1988	2014	35 years
Atria Manresa	Annapolis	MD	—	4,193	19,000	1,890	4,465	20,618	25,083	5,821	19,262	1920	2011	35 years
Atria Salisbury	Salisbury	MD	—	1,940	24,500	973	1,959	25,454	27,413	6,369	21,044	1995	2011	35 years
Atria Kennebunk	Kennebunk	ME	—	1,090	23,496	1,471	1,138	24,919	26,057	6,687	19,370	1998	2011	35 years
Atria Park of Ann Arbor	Ann Arbor	MI	—	1,703	15,857	2,143	1,806	17,897	19,703	7,118	12,585	2001	2007	35 years
Atria Kinghaven	Riverview	MI	—	1,440	26,260	2,386	1,598	28,488	30,086	8,017	22,069	1987	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Ste. Anne's Court	Fredericton	NB	—	1,221	29,626	(3,414)	1,046	26,387	27,433	4,401	23,032	2002	2014	35 years
Chateau de Champlain	St. John	NB	—	796	24,577	(2,240)	694	22,439	23,133	3,906	19,227	2002	2014	35 years
Atria Southpoint Walk	Durham	NC	15,557	2,130	25,920	1,239	2,135	27,154	29,289	5,963	23,326	2009	2013	35 years
Atria Oakridge	Raleigh	NC	14,430	1,482	28,838	1,467	1,519	30,268	31,787	6,633	25,154	2009	2013	35 years
Atria Cranford	Cranford	NJ	280	8,260	61,411	5,385	8,406	66,650	75,056	17,995	57,061	1993	2011	35 years
Atria Tinton Falls	Tinton Falls	NJ	—	6,580	13,258	1,741	6,762	14,817	21,579	4,927	16,652	1999	2011	35 years
Atria Seville	Las Vegas	NV	—	—	796	1,598	11	2,383	2,394	1,663	731	1999	2011	35 years
Atria Summit Ridge	Reno	NV	—	4	407	649	20	1,040	1,060	832	228	1997	2011	35 years
Atria Shaker	Albany	NY	—	1,520	29,667	1,585	1,626	31,146	32,772	8,054	24,718	1997	2011	35 years
Atria Crossgate	Albany	NY	—	1,080	20,599	1,217	1,100	21,796	22,896	5,999	16,897	1980	2011	35 years
Atria Woodlands	Ardsley	NY	44,962	7,660	65,581	3,037	7,718	68,560	76,278	17,656	58,622	2005	2011	35 years
Atria Bay Shore	Bay Shore	NY	15,275	4,440	31,983	2,586	4,453	34,556	39,009	9,152	29,857	1900	2011	35 years
Atria Briarcliff Manor	Briarcliff Manor	NY	—	6,560	33,885	2,160	6,725	35,880	42,605	9,984	32,621	1997	2011	35 years
Atria Riverdale	Bronx	NY	—	1,020	24,149	15,297	1,084	39,382	40,466	13,154	27,312	1999	2011	35 years
Atria Delmar Place	Delmar	NY	—	1,201	24,850	956	1,223	25,784	27,007	4,690	22,317	2004	2013	35 years
Atria East Northport	East Northport	NY	—	9,960	34,467	19,754	10,250	53,931	64,181	14,151	50,030	1996	2011	35 years
Atria Glen Cove	Glen Cove	NY	—	2,035	25,190	1,295	2,063	26,457	28,520	13,083	15,437	1997	2011	35 years
Atria Great Neck	Great Neck	NY	—	3,390	54,051	27,092	3,472	81,061	84,533	14,953	69,580	1998	2011	35 years
Atria Cutter Mill	Great Neck	NY	—	2,750	47,919	3,286	2,761	51,194	53,955	12,669	41,286	1999	2011	35 years
Atria Huntington	Huntington Station	Bayside	—	8,190	1,169	2,627	8,232	3,754	11,986	2,465	9,521	1987	2011	35 years
Atria Hertlin Place	Lake Ronkonkoma	NY	—	7,886	16,391	2,222	7,886	18,613	26,499	4,534	21,965	2002	2012	35 years
Atria Lynbrook	Lynbrook	NY	—	3,145	5,489	2,070	3,176	7,528	10,704	2,628	8,076	1996	2011	35 years
Atria Tanglewood	Lynbrook	NY	23,590	4,120	37,348	1,207	4,145	38,530	42,675	9,627	33,048	2005	2011	35 years
Atria West 86	New York	NY	—	80	73,685	7,115	167	80,713	80,880	21,453	59,427	1998	2011	35 years
Atria on the Hudson	Ossining	NY	—	8,123	63,089	4,698	8,212	67,698	75,910	18,710	57,200	1972	2011	35 years
Atria Penfield	Penfield	NY	—	620	22,036	1,133	723	23,066	23,789	6,145	17,644	1972	2011	35 years
Atria Plainview	Plainview	NY	—	2,480	16,060	1,913	2,630	17,823	20,453	5,124	15,329	2000	2011	35 years
Atria Rye Brook	Port Chester	NY	—	9,660	74,936	2,416	9,744	77,268	87,012	19,326	67,686	2004	2011	35 years
Atria Kew Gardens	Queens	NY	—	3,051	66,013	8,846	3,079	74,831	77,910	19,155	58,755	1999	2011	35 years
Atria Forest Hills	Queens	NY	—	2,050	16,680	1,924	2,074	18,580	20,654	5,034	15,620	2001	2011	35 years
Atria Greece	Rochester	NY	—	410	14,967	1,122	639	15,860	16,499	4,464	12,035	1970	2011	35 years
Atria on Roslyn Harbor	Roslyn	NY	65,000	12,909	72,720	2,512	12,974	75,167	88,141	18,778	69,363	2006	2011	35 years
Atria Guilderland	Slingerlands	NY	—	1,170	22,414	814	1,171	23,227	24,398	5,980	18,418	1950	2011	35 years
Atria South Setauket	South Setauket	NY	—	8,450	14,534	1,781	8,835	15,930	24,765	6,113	18,652	1967	2011	35 years
The Court at Brooklin	Brooklin	ON	—	2,515	35,602	(3,914)	2,164	32,039	34,203	5,066	29,137	2004	2014	35 years
Burlington Gardens	Burlington	ON	—	7,560	50,744	(7,715)	6,464	44,125	50,589	6,808	43,781	2008	2014	35 years
The Court at Rushdale	Hamilton	ON	—	1,799	34,633	(4,015)	1,533	30,884	32,417	4,978	27,439	2004	2014	35 years
Kingsdale Chateau	Kingston	ON	—	2,221	36,272	(4,177)	1,910	32,406	34,316	5,212	29,104	2000	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Crystal View Lodge	Nepean	ON	—	1,587	37,243	(4,033)	1,554	33,243	34,797	5,309	29,488	2000	2014	35 years
The Court at Barrhaven	Nepean	ON	—	1,778	33,922	(3,762)	1,554	30,384	31,938	5,043	26,895	2004	2014	35 years
Stamford Estates	Niagara Falls	ON	—	1,414	29,439	(3,924)	1,205	25,724	26,929	4,279	22,650	2005	2014	35 years
Sherbrooke Heights	Peterborough	ON	—	2,485	33,747	(3,793)	2,126	30,313	32,439	5,035	27,404	2001	2014	35 years
Anchor Pointe	St. Catharines	ON	—	8,214	24,056	(3,768)	7,003	21,499	28,502	3,984	24,518	2000	2014	35 years
The Court at Pringle Creek	Whitby	ON	—	2,965	39,206	(5,169)	2,586	34,416	37,002	5,567	31,435	2002	2014	35 years
Atria Bethlehem	Bethlehem	PA	—	2,479	22,870	1,043	2,496	23,896	26,392	6,727	19,665	1998	2011	35 years
Atria Center City	Philadelphia	PA	—	3,460	18,291	18,732	3,535	36,948	40,483	7,879	32,604	1964	2011	35 years
Atria South Hills	Pittsburgh	PA	—	880	10,884	876	913	11,727	12,640	3,655	8,985	1998	2011	35 years
La Residence Steger	Saint-Laurent	QC	—	1,995	10,926	(116)	1,742	11,063	12,805	2,433	10,372	1999	2014	35 years
Atria Bay Spring Village	Barrington	RI	—	2,000	33,400	2,796	2,080	36,116	38,196	10,455	27,741	2000	2011	35 years
Atria Harborhill	East Greenwich	RI	—	2,089	21,702	1,744	2,183	23,352	25,535	6,436	19,099	1835	2011	35 years
Atria Lincoln Place	Lincoln	RI	—	1,440	12,686	1,257	1,475	13,908	15,383	4,308	11,075	2000	2011	35 years
Atria Aquidneck Place	Portsmouth	RI	—	2,810	31,623	1,111	2,814	32,730	35,544	8,067	27,477	1999	2011	35 years
Atria Forest Lake	Columbia	SC	—	670	13,946	963	691	14,888	15,579	3,968	11,611	1999	2011	35 years
Primrose Chateau	Saskatoon	SK	—	2,611	32,729	(3,683)	2,290	29,367	31,657	4,761	26,896	1996	2014	35 years
Mulberry Estates	Moose Jaw	SK	—	2,173	31,791	(3,786)	1,943	28,235	30,178	4,681	25,497	2003	2014	35 years
Queen Victoria Estates	Regina	SK	—	3,018	34,109	(4,178)	2,572	30,377	32,949	4,920	28,029	2000	2014	35 years
Atria Weston Place	Knoxville	TN	—	793	7,961	1,222	969	9,007	9,976	2,827	7,149	1993	2011	35 years
Atria at the Arboretum	Austin	TX	—	8,280	61,764	3,010	8,377	64,677	73,054	13,609	59,445	2009	2012	35 years
Atria Carrollton	Carrollton	TX	5,902	360	20,465	1,537	370	21,992	22,362	6,045	16,317	1998	2011	35 years
Atria Grapevine	Grapevine	TX	—	2,070	23,104	1,129	2,092	24,211	26,303	6,334	19,969	1999	2011	35 years
Atria Westchase	Houston	TX	—	2,318	22,278	1,235	2,347	23,484	25,831	6,424	19,407	1999	2011	35 years
Atria Cinco Ranch	Katy	TX	—	3,171	73,287	1,454	3,201	74,711	77,912	9,548	68,364	2010	2015	35 years
Atria Kingwood	Kingwood	TX	—	1,170	4,518	802	1,192	5,298	6,490	1,877	4,613	1998	2011	35 years
Atria at Hometown	North Richland Hills	TX	—	1,932	30,382	2,028	1,963	32,379	34,342	7,214	27,128	2007	2013	35 years
Atria Canyon Creek	Plano	TX	—	3,110	45,999	2,903	3,148	48,864	52,012	10,555	41,457	2009	2013	35 years
Atria Richardson	Richardson	TX	—	1,590	23,662	1,315	1,600	24,967	26,567	6,451	20,116	1998	2011	35 years
Atria Cypresswood	Spring	TX	—	880	9,192	283	897	9,458	10,355	2,651	7,704	1996	2011	35 years
Atria Sugar Land	Sugar Land	TX	—	970	17,542	971	980	18,503	19,483	4,970	14,513	1999	2011	35 years
Atria Copeland	Tyler	TX	—	1,879	17,901	2,041	1,888	19,933	21,821	5,286	16,535	1997	2011	35 years
Atria Willow Park	Tyler	TX	—	920	31,271	1,412	982	32,621	33,603	8,915	24,688	1985	2011	35 years
Atria Virginia Beach	Virginia Beach	VA	—	1,749	33,004	981	1,754	33,980	35,734	9,001	26,733	1998	2011	35 years
Amberwood	Port Richey	FL	—	1,320	—	—	1,320	—	1,320	—	1,320	N/A	2011	N/A
Atria Development & Construction Fees			—	—	409	—	—	409	409	—	409	CIP	CIP	CIP
TOTAL FOR ATRIA SENIORS HOUSING COMMUNITIES			290,369	534,811	4,846,956	381,575	546,533	5,216,809	5,763,342	1,270,360	4,492,982

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
OTHER SENIORS HOUSING COMMUNITIES
Elmcroft of Grayson Valley	Birmingham	AL	—	1,040	19,145	754	1,046	19,893	20,939	4,823	16,116	2000	2011	35 years
Elmcroft of Byrd Springs	Hunstville	AL	—	1,720	11,270	1,029	1,723	12,296	14,019	3,205	10,814	1999	2011	35 years
Elmcroft of Heritage Woods	Mobile	AL	—	1,020	10,241	792	1,025	11,028	12,053	2,928	9,125	2000	2011	35 years
Elmcroft of Halcyon	Montgomery	AL	—	220	5,476	333	259	5,770	6,029	1,954	4,075	1999	2006	35 years
Rosewood Manor	Scottsboro	AL	—	680	4,038	—	680	4,038	4,718	966	3,752	1998	2011	35 years
West Shores	Hot Springs	AR	—	1,326	10,904	1,825	1,326	12,729	14,055	4,351	9,704	1988	2005	35 years
Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	347	1,258	7,942	9,200	2,700	6,500	1997	2006	35 years
Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	372	204	9,343	9,547	3,183	6,364	1997	2006	35 years
Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	407	1,320	6,100	7,420	2,051	5,369	1997	2006	35 years
Chandler Memory Care Community	Chandler	AZ	—	2,910	8,882	184	3,094	8,882	11,976	2,155	9,821	2012	2012	35 years
Silver Creek Inn Memory Care Community	Gilbert	AZ	—	890	5,918	—	890	5,918	6,808	1,322	5,486	2012	2012	35 years
Prestige Assisted Living at Green Valley	Green Valley	AZ	—	1,227	13,977	—	1,227	13,977	15,204	1,910	13,294	1998	2014	35 years
Prestige Assisted Living at Lake Havasu City	Lake Havasu	AZ	—	594	14,792	—	594	14,792	15,386	2,009	13,377	1999	2014	35 years
Lakeview Terrace	Lake Havasu City	AZ	—	706	7,810	109	706	7,919	8,625	1,143	7,482	2009	2015	35 years
Arbor Rose	Mesa	AZ	—	1,100	11,880	2,434	1,100	14,314	15,414	4,832	10,582	1999	2011	35 years
The Stratford	Phoenix	AZ	—	1,931	33,576	22	1,931	33,598	35,529	4,573	30,956	2001	2014	35 years
Amber Creek Inn Memory Care	Scottsdale	AZ	—	2,310	6,322	677	2,185	7,124	9,309	766	8,543	1986	2011	35 years
Prestige Assisted Living at Sierra Vista	Sierra Vista	AZ	—	295	13,224	—	295	13,224	13,519	1,792	11,727	1999	2014	35 years
The Woodmark at Sun City	Sun City	AZ	—	964	35,093	706	1,071	35,692	36,763	4,584	32,179	2000	2015	35 years
Rock Creek Memory Care Community	Surprise	AZ	10,057	826	16,353	3	826	16,356	17,182	585	16,597	2017	2017	35 years
Elmcroft of Tempe	Tempe	AZ	—	1,090	12,942	1,290	1,098	14,224	15,322	3,690	11,632	1999	2011	35 years
Elmcroft of River Centre	Tucson	AZ	—	1,940	5,195	1,068	1,940	6,263	8,203	1,840	6,363	1999	2011	35 years
Sierra Ridge Memory Care	Auburn	CA	—	681	6,071	—	681	6,071	6,752	841	5,911	2011	2014	35 years
Careage Banning	Banning	CA	—	2,970	16,037	—	2,970	16,037	19,007	4,058	14,949	2004	2011	35 years
Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	961	1,760	31,430	33,190	10,765	22,425	1987	2006	35 years
Prestige Assisted Living at Chico	Chico	CA	—	1,069	14,929	—	1,069	14,929	15,998	2,036	13,962	1998	2014	35 years
Villa Bonita	Chula Vista	CA	—	1,610	9,169	—	1,610	9,169	10,779	2,416	8,363	1989	2011	35 years
The Meadows Senior Living	Elk Grove	CA	—	1,308	19,667	—	1,308	19,667	20,975	2,676	18,299	2003	2014	35 years
Las Villas Del Norte	Escondido	CA	—	2,791	32,632	1,113	2,809	33,727	36,536	11,524	25,012	1986	2006	35 years
Alder Bay Assisted Living	Eureka	CA	—	1,170	5,228	(70)	1,170	5,158	6,328	1,386	4,942	1997	2011	35 years
Cedarbrook	Fresno	CA	—	1,652	12,613	—	1,652	12,613	14,265	777	13,488	2014	2017	35 years
Elmcroft of La Mesa	La Mesa	CA	—	2,431	6,101	92	2,431	6,193	8,624	2,136	6,488	1997	2006	35 years
Grossmont Gardens	La Mesa	CA	—	9,104	59,349	2,246	9,115	61,584	70,699	20,992	49,707	1964	2006	35 years
Palms, The	La Mirada	CA	—	2,700	43,919	—	2,700	43,919	46,619	7,664	38,955	1990	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Prestige Assisted Living at Lancaster	Lancaster	CA	—	718	10,459	—	718	10,459	11,177	1,426	9,751	1999	2014	35 years
Prestige Assisted Living at Marysville	Marysville	CA	—	741	7,467	—	741	7,467	8,208	1,023	7,185	1999	2014	35 years
Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	622	1,089	16,071	17,160	5,450	11,710	1974	2006	35 years
Redwood Retirement	Napa	CA	—	2,798	12,639	—	2,798	12,639	15,437	2,252	13,185	1986	2013	35 years
Prestige Assisted Living at Oroville	Oroville	CA	—	638	8,079	—	638	8,079	8,717	1,103	7,614	1999	2014	35 years
Valencia Commons	Rancho Cucamonga	CA	—	1,439	36,363	—	1,439	36,363	37,802	6,327	31,475	2002	2013	35 years
Mission Hills	Rancho Mirage	CA	—	6,800	3,637	—	6,800	3,637	10,437	1,443	8,994	1999	2011	35 years
Shasta Estates	Redding	CA	—	1,180	23,463	—	1,180	23,463	24,643	4,088	20,555	2009	2013	35 years
The Vistas	Redding	CA	—	1,290	22,033	—	1,290	22,033	23,323	5,224	18,099	2007	2011	35 years
Elmcroft of Point Loma	San Diego	CA	—	2,117	6,865	(1,928)	6	7,048	7,054	2,420	4,634	1999	2006	35 years
Regency of Evergreen Valley	San Jose	CA	—	2,700	7,994	—	2,700	7,994	10,694	2,527	8,167	1998	2011	35 years
Villa del Obispo	San Juan Capistrano	CA	—	2,660	9,560	156	2,660	9,716	12,376	2,447	9,929	1985	2011	35 years
Villa Santa Barbara	Santa Barbara	CA	—	1,219	12,426	5,325	1,219	17,751	18,970	5,061	13,909	1977	2005	35 years
Skyline Place Senior Living	Sonora	CA	—	1,815	28,472	—	1,815	28,472	30,287	3,893	26,394	1996	2014	35 years
Oak Terrace Memory Care	Soulsbyville	CA	—	1,146	5,275	—	1,146	5,275	6,421	743	5,678	1999	2014	35 years
Eagle Lake Village	Susanville	CA	—	1,165	6,719	—	1,165	6,719	7,884	1,392	6,492	2006	2012	35 years
Bonaventure, The	Ventura	CA	—	5,294	32,747	—	5,294	32,747	38,041	5,790	32,251	2005	2013	35 years
Sterling Inn	Victorville	CA	12,558	733	18,564	2,521	733	21,085	21,818	1,102	20,716	1992	2017	35 years
Sterling Commons	Victorville	CA	5,850	768	13,124	—	768	13,124	13,892	781	13,111	1994	2017	35 years
Prestige Assisted Living at Visalia	Visalia	CA	—	1,300	8,378	—	1,300	8,378	9,678	1,156	8,522	1998	2014	35 years
Westminster Terrace	Westminster	CA	—	1,700	11,514	22	1,700	11,536	13,236	2,738	10,498	2001	2011	35 years
Highland Trail	Broomfield	CO	—	2,511	26,431	—	2,511	26,431	28,942	4,632	24,310	2009	2013	35 years
Caley Ridge	Englewood	CO	—	1,157	13,133	—	1,157	13,133	14,290	2,721	11,569	1999	2012	35 years
Garden Square at Westlake	Greeley	CO	—	630	8,211	—	630	8,211	8,841	2,027	6,814	1998	2011	35 years
Garden Square of Greeley	Greeley	CO	—	330	2,735	—	330	2,735	3,065	686	2,379	1995	2011	35 years
Lakewood Estates	Lakewood	CO	—	1,306	21,137	—	1,306	21,137	22,443	3,689	18,754	1988	2013	35 years
Sugar Valley Estates	Loveland	CO	—	1,255	21,837	—	1,255	21,837	23,092	3,808	19,284	2009	2013	35 years
Devonshire Acres	Sterling	CO	—	950	13,569	(2,922)	965	10,632	11,597	2,714	8,883	1979	2011	35 years
The Hearth at Gardenside	Branford	CT	—	7,000	31,518	—	7,000	31,518	38,518	7,470	31,048	1999	2011	35 years
The Hearth at Tuxis Pond	Madison	CT	—	1,610	44,322	—	1,610	44,322	45,932	10,077	35,855	2002	2011	35 years
White Oaks	Manchester	CT	—	2,584	34,507	—	2,584	34,507	37,091	6,032	31,059	2007	2013	35 years
Willows Care Home	Romford	UK	—	4,695	6,983	(1,568)	4,065	6,045	10,110	837	9,273	1986	2015	40 years
Cedars Care Home	Southend-on-Sea	UK	—	2,649	4,925	(1,017)	2,293	4,264	6,557	608	5,949	2014	2015	40 years
Hampton Manor Belleview	Belleview	FL	—	390	8,337	62	390	8,399	8,789	2,026	6,763	1988	2011	35 years
Sabal House	Cantonment	FL	—	430	5,902	—	430	5,902	6,332	1,411	4,921	1999	2011	35 years
Bristol Park of Coral Springs	Coral Springs	FL	—	3,280	11,877	2,223	3,280	14,100	17,380	3,030	14,350	1999	2011	35 years
Stanley House	Defuniak Springs	FL	—	410	5,659	—	410	5,659	6,069	1,351	4,718	1999	2011	35 years
The Peninsula	Hollywood	FL	—	3,660	9,122	1,416	3,660	10,538	14,198	2,679	11,519	1972	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	456	455	6,361	6,816	2,132	4,684	1998	2006	35 years
Forsyth House	Milton	FL	—	610	6,503	—	610	6,503	7,113	1,539	5,574	1999	2011	35 years
Princeton Village of Largo	Largo	FL	—	1,718	10,438	227	1,718	10,665	12,383	1,821	10,562	1992	2015	35 years
Barrington Terrace of Ft. Myers	Fort Myers	FL	—	2,105	18,190	1,089	2,110	19,274	21,384	2,999	18,385	2001	2015	35 years
Barrington Terrace of Naples	Naples	FL	—	2,596	18,716	1,101	2,610	19,803	22,413	2,898	19,515	2004	2015	35 years
The Carlisle Naples	Naples	FL	—	8,406	78,091	—	8,406	78,091	86,497	17,966	68,531	1998	2011	35 years
Naples ALZ Development	Naples	FL	—	2,983	—	—	2,983	—	2,983	—	2,983	CIP	CIP	CIP
Hampton Manor at 24th Road	Ocala	FL	—	690	8,767	77	690	8,844	9,534	2,071	7,463	1996	2011	35 years
Hampton Manor at Deerwood	Ocala	FL	—	790	5,605	3,769	983	9,181	10,164	1,836	8,328	2005	2011	35 years
Las Palmas	Palm Coast	FL	—	984	30,009	—	984	30,009	30,993	5,217	25,776	2009	2013	35 years
Princeton Village of Palm Coast	Palm Coast	FL	—	1,958	24,525	180	1,958	24,705	26,663	3,476	23,187	2007	2015	35 years
Outlook Pointe at Pensacola	Pensacola	FL	—	2,230	2,362	154	2,230	2,516	4,746	893	3,853	1999	2011	35 years
Magnolia House	Quincy	FL	—	400	5,190	—	400	5,190	5,590	1,258	4,332	1999	2011	35 years
Outlook Pointe at Tallahassee	Tallahassee	FL	—	2,430	17,745	523	2,430	18,268	20,698	4,469	16,229	1999	2011	35 years
Magnolia Place	Tallahassee	FL	—	640	8,013	98	640	8,111	8,751	1,866	6,885	1999	2011	35 years
Bristol Park of Tamarac	Tamarac	FL	—	3,920	14,130	1,969	3,920	16,099	20,019	3,498	16,521	2000	2011	35 years
Elmcroft of Carrolwood	Tampa	FL	—	5,410	20,944	1,454	5,415	22,393	27,808	5,468	22,340	2001	2011	35 years
Arbor Terrace of Athens	Athens	GA	—	1,767	16,442	569	1,777	17,001	18,778	2,417	16,361	1998	2015	35 years
Arbor Terrace at Cascade	Atlanta	GA	—	3,052	9,040	878	3,057	9,913	12,970	2,007	10,963	1999	2015	35 years
Augusta Gardens	Augusta	GA	—	530	10,262	308	543	10,557	11,100	2,588	8,512	1997	2011	35 years
Benton House of Covington	Covington	GA	7,443	1,297	11,397	277	1,297	11,674	12,971	1,744	11,227	2009	2015	35 years
Arbor Terrace of Decatur	Decatur	GA	—	3,102	19,599	(814)	1,298	20,589	21,887	2,839	19,048	1990	2015	35 years
Benton House of Douglasville	Douglasville	GA	—	1,697	15,542	112	1,697	15,654	17,351	2,260	15,091	2010	2015	35 years
Elmcroft of Martinez	Martinez	GA	—	408	6,764	338	408	7,102	7,510	2,277	5,233	1997	2007	35 years
Benton House of Newnan	Newnan	GA	—	1,474	17,487	238	1,474	17,725	19,199	2,495	16,704	2010	2015	35 years
Elmcroft of Roswell	Roswell	GA	—	1,867	15,835	339	1,867	16,174	18,041	2,185	15,856	1997	2014	35 years
Benton Village of Stockbridge	Stockbridge	GA	—	2,221	21,989	629	2,231	22,608	24,839	3,310	21,529	2008	2015	35 years
Benton House of Sugar Hill	Sugar Hill	GA	—	2,173	14,937	144	2,174	15,080	17,254	2,296	14,958	2010	2015	35 years
Mayflower Care Home	Northfleet	UK	—	4,330	7,519	(1,590)	3,749	6,510	10,259	919	9,340	2012	2015	40 years
Villas of St. James - Breese, IL	Breese	IL	—	671	6,849	—	671	6,849	7,520	1,144	6,376	2009	2015	35 years
Villas of Holly Brook - Chatham, IL	Chatham	IL	—	1,185	8,910	—	1,185	8,910	10,095	1,531	8,564	2012	2015	35 years
Villas of Holly Brook - Effingham, IL	Effingham	IL	—	508	6,624	—	508	6,624	7,132	1,075	6,057	2011	2015	35 years
Villas of Holly Brook - Herrin, IL	Herrin	IL	—	2,175	9,605	—	2,175	9,605	11,780	1,901	9,879	2012	2015	35 years
Villas of Holly Brook - Marshall, IL	Marshall	IL	—	1,461	4,881	—	1,461	4,881	6,342	1,124	5,218	2012	2015	35 years
Villas of Holly Brook - Newton, IL	Newton	IL	—	458	4,590	—	458	4,590	5,048	827	4,221	2011	2015	35 years
Rochester Senior Living at Wyndcrest	Rochester	IL	—	570	6,536	142	570	6,678	7,248	1,077	6,171	2005	2015	35 years
Villas of Holly Brook, Shelbyville, IL	Shelbyville	IL	—	2,292	3,351	—	2,292	3,351	5,643	1,236	4,407	2011	2015	35 years
Elmcroft of Muncie	Muncie	IN	—	244	11,218	538	277	11,723	12,000	3,773	8,227	1998	2007	35 years
Wood Ridge	South Bend	IN	—	590	4,850	(35)	590	4,815	5,405	1,195	4,210	1990	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Maples Care Home	Bexleyheath	UK	—	5,042	7,525	(1,688)	4,365	6,514	10,879	910	9,969	2007	2015	40 years
Barty House Nursing Home	Maidstone	UK	—	3,769	3,089	(920)	3,263	2,675	5,938	516	5,422	2013	2015	40 years
Tunbridge Wells Care Centre	Tunbridge Wells	UK	—	4,323	5,869	(1,368)	3,743	5,081	8,824	752	8,072	2010	2015	40 years
Elmcroft of Florence (KY)	Florence	KY	—	1,535	21,826	512	1,535	22,338	23,873	2,998	20,875	2010	2014	35 years
Hartland Hills	Lexington	KY	—	1,468	23,929	—	1,468	23,929	25,397	4,175	21,222	2001	2013	35 years
Elmcroft of Mount Washington	Mount Washington	KY	—	758	12,048	463	758	12,511	13,269	1,683	11,586	2005	2014	35 years
Heathlands Care Home	Chingford	UK	—	5,398	7,967	(1,795)	4,673	6,897	11,570	983	10,587	1980	2015	40 years
Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	2,542	3,332	1997	2004	30 years
Devonshire Estates	Lenox	MA	—	1,832	31,124	—	1,832	31,124	32,956	5,429	27,527	1998	2013	35 years
Outlook Pointe at Hagerstown	Hagerstown	MD	—	2,010	1,293	296	2,010	1,589	3,599	629	2,970	1999	2011	35 years
Clover Healthcare	Auburn	ME	—	1,400	26,895	876	1,400	27,771	29,171	6,919	22,252	1982	2011	35 years
Gorham House	Gorham	ME	—	1,360	33,147	1,472	1,527	34,452	35,979	7,841	28,138	1990	2011	35 years
Kittery Estates	Kittery	ME	—	1,531	30,811	—	1,531	30,811	32,342	5,368	26,974	2009	2013	35 years
Woods at Canco	Portland	ME	—	1,441	45,578	—	1,441	45,578	47,019	7,922	39,097	2000	2013	35 years
Sentry Inn at York Harbor	York Harbor	ME	—	3,490	19,869	—	3,490	19,869	23,359	4,643	18,716	2000	2011	35 years
Elmcroft of Downriver	Brownstown Charter Township	MI	—	320	32,652	1,055	371	33,656	34,027	7,756	26,271	2000	2011	35 years
Independence Village of East Lansing	East Lansing	MI	—	1,956	18,122	398	1,956	18,520	20,476	3,711	16,765	1989	2012	35 years
Primrose Austin	Austin	MN	—	2,540	11,707	443	2,540	12,150	14,690	2,760	11,930	2002	2011	35 years
Primrose Duluth	Duluth	MN	—	6,190	8,296	257	6,245	8,498	14,743	2,193	12,550	2003	2011	35 years
Primrose Mankato	Mankato	MN	—	1,860	8,920	352	1,860	9,272	11,132	2,314	8,818	1999	2011	35 years
Lodge at White Bear	White Bear Lake	MN	—	732	24,999	—	732	24,999	25,731	4,344	21,387	2002	2013	35 years
Assisted Living at the Meadowlands - O'Fallon, MO	O'Fallon	MO	—	2,326	14,158	—	2,326	14,158	16,484	2,364	14,120	1999	2015	35 years
Canyon Creek Inn Memory Care	Billings	MT	—	420	11,217	7	420	11,224	11,644	2,539	9,105	2011	2011	35 years
Spring Creek Inn Alzheimer's Community	Bozeman	MT	—	1,345	16,877	—	1,345	16,877	18,222	1,034	17,188	2010	2017	35 years
The Springs at Missoula	Missoula	MT	16,217	1,975	34,390	1,826	1,975	36,216	38,191	7,176	31,015	2004	2012	35 years
Carillon ALF of Asheboro	Asheboro	NC	—	680	15,370	—	680	15,370	16,050	3,550	12,500	1998	2011	35 years
Arbor Terrace of Asheville	Asheville	NC	—	1,365	15,679	773	1,365	16,452	17,817	2,427	15,390	1998	2015	35 years
Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	339	250	5,416	5,666	1,823	3,843	1997	2006	35 years
Carillon ALF of Cramer Mountain	Cramerton	NC	—	530	18,225	—	530	18,225	18,755	4,232	14,523	1999	2011	35 years
Carillon ALF of Harrisburg	Harrisburg	NC	—	1,660	15,130	—	1,660	15,130	16,790	3,506	13,284	1997	2011	35 years
Carillon ALF of Hendersonville	Hendersonville	NC	—	2,210	7,372	—	2,210	7,372	9,582	1,889	7,693	2005	2011	35 years
Carillon ALF of Hillsborough	Hillsborough	NC	—	1,450	19,754	—	1,450	19,754	21,204	4,534	16,670	2005	2011	35 years
Willow Grove	Matthews	NC	—	763	27,544	—	763	27,544	28,307	4,785	23,522	2009	2013	35 years
Carillon ALF of Newton	Newton	NC	—	540	14,935	—	540	14,935	15,475	3,449	12,026	2000	2011	35 years
Independence Village of Olde Raleigh	Raleigh	NC	—	1,989	18,648	—	1,989	18,648	20,637	3,749	16,888	1991	2012	35 years
Elmcroft of Northridge	Raleigh	NC	—	184	3,592	1,231	207	4,800	5,007	1,357	3,650	1984	2006	35 years
Carillon ALF of Salisbury	Salisbury	NC	—	1,580	25,026	—	1,580	25,026	26,606	5,689	20,917	1999	2011	35 years
Carillon ALF of Shelby	Shelby	NC	—	660	15,471	—	660	15,471	16,131	3,586	12,545	2000	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	539	1,196	11,305	12,501	2,786	9,715	1998	2010	35 years
Carillon ALF of Southport	Southport	NC	—	1,330	10,356	—	1,330	10,356	11,686	2,528	9,158	2005	2011	35 years
Primrose Bismarck	Bismarck	ND	—	1,210	9,768	255	1,210	10,023	11,233	2,375	8,858	1994	2011	35 years
Wellington ALF - Minot ND	Minot	ND	—	3,241	9,509	—	3,241	9,509	12,750	1,963	10,787	2005	2015	35 years
Crown Pointe	Omaha	NE	—	1,316	11,950	2,418	1,316	14,368	15,684	4,758	10,926	1985	2005	35 years
Birch Heights	Derry	NH	—	1,413	30,267	—	1,413	30,267	31,680	5,271	26,409	2009	2013	35 years
Bear Canyon Estates	Albuquerque	NM	—	1,879	36,223	—	1,879	36,223	38,102	6,313	31,789	1997	2013	35 years
The Woodmark at Uptown	Albuquerque	NM	—	2,439	33,276	720	2,471	33,964	36,435	4,780	31,655	2000	2015	35 years
Elmcroft of Quintessence	Albuquerque	NM	—	1,150	26,527	959	1,165	27,471	28,636	6,387	22,249	1998	2011	35 years
Prestige Assisted Living at Mira Loma	Henderson	NV	—	1,279	12,558	—	1,279	12,558	13,837	1,161	12,676	1998	2016	35 years
The Amberleigh	Buffalo	NY	—	3,498	19,097	6,188	3,498	25,285	28,783	7,825	20,958	1988	2005	35 years
Brookdale Battery Park City	New York	NY	116,100	2,903	186,978	—	2,903	186,978	189,881	987	188,894	2000	2018	35 years
The Hearth at Castle Gardens	Vestal	NY	—	1,830	20,312	2,230	1,885	22,487	24,372	6,541	17,831	1994	2011	35 years
Elmcroft of Lima	Lima	OH	—	490	3,368	366	490	3,734	4,224	1,237	2,987	1998	2006	35 years
Elmcroft of Ontario	Mansfield	OH	—	523	7,968	372	523	8,340	8,863	2,835	6,028	1998	2006	35 years
Elmcroft of Medina	Medina	OH	—	661	9,788	562	661	10,350	11,011	3,499	7,512	1999	2006	35 years
Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	580	1,235	13,191	14,426	4,484	9,942	1998	2006	35 years
Elmcroft of Sagamore Hills	Sagamore Hills	OH	—	980	12,604	730	980	13,334	14,314	4,509	9,805	2000	2006	35 years
Elmcroft of Lorain	Vermilion	OH	—	500	15,461	1,058	557	16,462	17,019	4,166	12,853	2000	2011	35 years
Gardens at Westlake Senior Living	Westlake	OH	—	2,401	20,640	328	2,403	20,966	23,369	3,186	20,183	1987	2015	35 years
Elmcroft of Xenia	Xenia	OH	—	653	2,801	613	653	3,414	4,067	1,082	2,985	1999	2006	35 years
Arbor House of Mustang	Mustang	OK	—	372	3,587	—	372	3,587	3,959	704	3,255	1999	2012	35 years
Arbor House of Norman	Norman	OK	—	444	7,525	—	444	7,525	7,969	1,470	6,499	2000	2012	35 years
Arbor House Reminisce Center	Norman	OK	—	438	3,028	—	438	3,028	3,466	597	2,869	2004	2012	35 years
Arbor House of Midwest City	Oklahoma City	OK	—	544	9,133	—	544	9,133	9,677	1,784	7,893	2004	2012	35 years
Mansion at Waterford	Oklahoma City	OK	—	2,077	14,184	—	2,077	14,184	16,261	2,939	13,322	1999	2012	35 years
Meadowbrook Place	Baker City	OR	—	1,430	5,311	—	1,430	5,311	6,741	740	6,001	1965	2014	35 years
Edgewood Downs	Beaverton	OR	—	2,356	15,476	—	2,356	15,476	17,832	2,733	15,099	1978	2013	35 years
Princeton Village Assisted Living	Clackamas	OR	2,564	1,126	10,283	87	1,126	10,370	11,496	1,534	9,962	1999	2015	35 years
Bayside Terrace Assisted Living	Coos Bay	OR	—	498	2,795	519	498	3,314	3,812	499	3,313	2006	2015	35 years
Ocean Ridge Assisted Living	Coos Bay	OR	—	2,681	10,941	23	2,681	10,964	13,645	1,969	11,676	2006	2015	35 years
Avamere at Hillsboro	Hillsboro	OR	—	4,400	8,353	1,413	4,400	9,766	14,166	2,581	11,585	2000	2011	35 years
The Springs at Tanasbourne	Hillsboro	OR	32,534	4,689	55,035	—	4,689	55,035	59,724	11,924	47,800	2009	2013	35 years
The Arbor at Avamere Court	Keizer	OR	—	922	6,460	110	1,135	6,357	7,492	1,073	6,419	2012	2014	35 years
Pelican Pointe	Klamath Falls	OR	11,377	943	26,237	166	943	26,403	27,346	3,597	23,749	2011	2015	35 years
The Stafford	Lake Oswego	OR	—	1,800	16,122	649	1,806	16,765	18,571	4,111	14,460	2008	2011	35 years
The Springs at Clackamas Woods	Milwaukie	OR	14,502	1,264	22,429	3,001	1,338	25,356	26,694	4,598	22,096	1999	2012	35 years
Clackamas Woods Assisted Living	Milwaukie	OR	7,809	681	12,077	—	681	12,077	12,758	2,476	10,282	1999	2012	35 years
Pheasant Pointe Assisted Living	Molalla	OR	—	904	7,433	242	904	7,675	8,579	980	7,599	1998	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Avamere at Newberg	Newberg	OR	—	1,320	4,664	641	1,342	5,283	6,625	1,550	5,075	1999	2011	35 years
Avamere Living at Berry Park	Oregon City	OR	—	1,910	4,249	2,316	1,910	6,565	8,475	1,941	6,534	1972	2011	35 years
McLoughlin Place Senior Living	Oregon City	OR	—	2,418	26,819	—	2,418	26,819	29,237	3,690	25,547	1997	2014	35 years
Avamere at Bethany	Portland	OR	—	3,150	16,740	257	3,150	16,997	20,147	4,146	16,001	2002	2011	35 years
Cedar Village Assisted Living	Salem	OR	—	868	12,652	19	868	12,671	13,539	1,571	11,968	1999	2015	35 years
Redwood Heights Assisted Living	Salem	OR	—	1,513	16,774	(175)	1,513	16,599	18,112	2,085	16,027	1999	2015	35 years
Avamere at Sandy	Sandy	OR	—	1,000	7,309	345	1,000	7,654	8,654	2,030	6,624	1999	2011	35 years
Suzanne Elise ALF	Seaside	OR	—	1,940	4,027	393	1,945	4,415	6,360	1,318	5,042	1998	2011	35 years
Necanicum Village	Seaside	OR	—	2,212	7,311	61	2,212	7,372	9,584	1,066	8,518	2001	2015	35 years
Avamere at Sherwood	Sherwood	OR	—	1,010	7,051	340	1,010	7,391	8,401	1,965	6,436	2000	2011	35 years
Chateau Gardens	Springfield	OR	—	1,550	4,197	—	1,550	4,197	5,747	999	4,748	1991	2011	35 years
Avamere at St Helens	St. Helens	OR	—	1,410	10,496	502	1,410	10,998	12,408	2,811	9,597	2000	2011	35 years
Flagstone Senior Living	The Dalles	OR	—	1,631	17,786	—	1,631	17,786	19,417	2,442	16,975	1991	2014	35 years
Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	284	1,171	5,970	7,141	2,026	5,115	1986	2006	35 years
Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	342	1,394	8,928	10,322	3,040	7,282	1998	2006	35 years
Elmcroft of Berwick	Berwick	PA	—	111	6,741	256	111	6,997	7,108	2,389	4,719	1998	2006	35 years
Outlook Pointe at Lakemont	Bridgeville	PA	—	1,660	12,624	205	1,660	12,829	14,489	3,190	11,299	1999	2011	35 years
Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	398	432	8,195	8,627	2,782	5,845	1998	2006	35 years
Elmcroft of Altoona	Duncansville	PA	—	331	4,729	427	331	5,156	5,487	1,713	3,774	1997	2006	35 years
Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	424	249	7,751	8,000	2,623	5,377	1999	2006	35 years
Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	312	232	5,978	6,210	2,024	4,186	1999	2006	35 years
Lehigh Commons	Macungie	PA	—	420	4,406	450	420	4,856	5,276	2,699	2,577	1997	2004	30 years
Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	400	413	3,812	4,225	1,257	2,968	1999	2006	35 years
Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	4,639	5,591	1997	2004	30 years
Elmcroft of Mid Valley	Peckville	PA	—	619	11,662	186	619	11,848	12,467	1,584	10,883	1998	2014	35 years
Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	1,705	1,888	1997	2004	30 years
Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	2,266	2,505	1997	2004	30 years
Mifflin Court	Reading	PA	—	689	4,265	351	689	4,616	5,305	2,208	3,097	1997	2004	35 years
Elmcroft of Reading	Reading	PA	—	638	4,942	284	638	5,226	5,864	1,770	4,094	1998	2006	35 years
Elmcroft of Reedsville	Reedsville	PA	—	189	5,170	358	189	5,528	5,717	1,861	3,856	1998	2006	35 years
Elmcroft of Saxonburg	Saxonburg	PA	—	770	5,949	365	832	6,252	7,084	2,122	4,962	1994	2006	35 years
Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	345	209	7,973	8,182	2,716	5,466	1999	2006	35 years
Elmcroft of State College	State College	PA	—	320	7,407	301	320	7,708	8,028	2,628	5,400	1997	2006	35 years
Outlook Pointe at York	York	PA	—	1,260	6,923	216	1,260	7,139	8,399	1,755	6,644	1999	2011	35 years
The Garden House	Anderson	SC	—	969	15,613	156	969	15,769	16,738	2,313	14,425	2000	2015	35 years
Forest Pines	Columbia	SC	—	1,058	27,471	—	1,058	27,471	28,529	4,779	23,750	1998	2013	35 years
Elmcroft of Florence SC	Florence	SC	—	108	7,620	1,012	120	8,620	8,740	2,843	5,897	1998	2006	35 years
Primrose Aberdeen	Aberdeen	SD	—	850	659	235	850	894	1,744	405	1,339	1991	2011	35 years
Primrose Place	Aberdeen	SD	—	310	3,242	53	310	3,295	3,605	806	2,799	2000	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Primrose Rapid City	Rapid City	SD	—	860	8,722	88	860	8,810	9,670	2,163	7,507	1997	2011	35 years
Primrose Sioux Falls	Sioux Falls	SD	—	2,180	12,936	315	2,180	13,251	15,431	3,289	12,142	2002	2011	35 years
Ashridge Court	Bexhill-on-Sea	UK	—	2,274	4,791	(949)	1,969	4,147	6,116	641	5,475	2010	2015	40 years
Inglewood Nursing Home	Eastbourne	UK	—	1,908	3,021	(662)	1,652	2,615	4,267	466	3,801	2010	2015	40 years
Pentlow Nursing Home	Eastbourne	UK	—	1,964	2,462	(595)	1,700	2,131	3,831	403	3,428	2007	2015	40 years
Outlook Pointe of Bristol	Bristol	TN	—	470	16,006	372	470	16,378	16,848	3,728	13,120	1999	2011	35 years
Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	391	87	4,639	4,726	1,546	3,180	1998	2006	35 years
Elmcroft of Shallowford	Chattanooga	TN	—	580	7,568	944	582	8,510	9,092	2,397	6,695	1999	2011	35 years
Elmcroft of Hendersonville	Hendersonville	TN	—	600	5,304	412	600	5,716	6,316	783	5,533	1999	2014	35 years
Regency House	Hixson	TN	—	140	6,611	—	140	6,611	6,751	1,571	5,180	2000	2011	35 years
Elmcroft of Jackson	Jackson	TN	—	768	16,840	545	768	17,385	18,153	2,325	15,828	1998	2014	35 years
Outlook Pointe at Johnson City	Johnson City	TN	—	590	10,043	465	590	10,508	11,098	2,405	8,693	1999	2011	35 years
Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	438	22	8,253	8,275	2,789	5,486	2000	2006	35 years
Arbor Terrace of Knoxville	Knoxville	TN	—	590	15,862	778	590	16,640	17,230	2,461	14,769	1997	2015	35 years
Elmcroft of Halls	Knoxville	TN	—	387	4,948	329	387	5,277	5,664	714	4,950	1998	2014	35 years
Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	710	439	11,407	11,846	3,842	8,004	2000	2006	35 years
Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	983	196	8,053	8,249	2,656	5,593	2000	2006	35 years
Elmcroft of Bartlett	Memphis	TN	—	570	25,552	882	570	26,434	27,004	6,166	20,838	1999	2011	35 years
Kennington Place	Memphis	TN	—	1,820	4,748	815	1,820	5,563	7,383	2,185	5,198	1989	2011	35 years
The Glenmary	Memphis	TN	—	510	5,860	2,646	510	8,506	9,016	1,889	7,127	1964	2011	35 years
Outlook Pointe at Murfreesboro	Murfreesboro	TN	—	940	8,030	107	940	8,137	9,077	1,972	7,105	1999	2011	35 years
Elmcroft of Brentwood	Nashville	TN	—	960	22,020	1,067	960	23,087	24,047	5,635	18,412	1998	2011	35 years
Elmcroft of Arlington	Arlington	TX	—	2,650	14,060	925	2,654	14,981	17,635	3,843	13,792	1998	2011	35 years
Meadowbrook ALZ	Arlington	TX	—	755	4,677	940	755	5,617	6,372	1,086	5,286	2012	2012	35 years
Elmcroft of Austin	Austin	TX	—	2,770	25,820	1,212	2,770	27,032	29,802	6,432	23,370	2000	2011	35 years
Elmcroft of Bedford	Bedford	TX	—	770	19,691	1,223	770	20,914	21,684	5,102	16,582	1999	2011	35 years
Highland Estates	Cedar Park	TX	—	1,679	28,943	—	1,679	28,943	30,622	5,048	25,574	2009	2013	35 years
Elmcroft of Rivershire	Conroe	TX	—	860	32,671	1,046	860	33,717	34,577	7,978	26,599	1997	2011	35 years
Flower Mound	Flower Mound	TX	—	900	5,512	—	900	5,512	6,412	1,335	5,077	1995	2011	35 years
Arbor House Granbury	Granbury	TX	—	390	8,186	—	390	8,186	8,576	1,597	6,979	2007	2012	35 years
Copperfield Estates	Houston	TX	—	1,216	21,135	—	1,216	21,135	22,351	3,686	18,665	2009	2013	35 years
Elmcroft of Braeswood	Houston	TX	—	3,970	15,919	1,032	3,970	16,951	20,921	4,309	16,612	1999	2011	35 years
Elmcroft of Cy-Fair	Houston	TX	—	1,580	21,801	1,027	1,593	22,815	24,408	5,409	18,999	1998	2011	35 years
Elmcroft of Irving	Irving	TX	—	1,620	18,755	(12,731)	1,585	6,059	7,644	4,794	2,850	1999	2011	35 years
Whitley Place	Keller	TX	—	—	5,100	773	—	5,873	5,873	1,677	4,196	1998	2008	35 years
Elmcroft of Lake Jackson	Lake Jackson	TX	—	710	14,765	920	710	15,685	16,395	3,876	12,519	1998	2011	35 years
Arbor House Lewisville	Lewisville	TX	—	824	10,308	—	824	10,308	11,132	2,018	9,114	2007	2012	35 years
Polo Park Estates	Midland	TX	—	765	29,447	—	765	29,447	30,212	5,114	25,098	1996	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Arbor Hills Memory Care Community	Plano	TX	—	1,014	5,719	—	1,014	5,719	6,733	1,038	5,695	2013	2013	35 years
Arbor House of Rockwall	Rockwall	TX	—	1,537	12,883	—	1,537	12,883	14,420	2,534	11,886	2009	2012	35 years
Elmcroft of Windcrest	San Antonio	TX	—	920	13,011	952	921	13,962	14,883	3,615	11,268	1999	2011	35 years
Paradise Springs	Spring	TX	—	1,488	24,556	—	1,488	24,556	26,044	4,284	21,760	2008	2013	35 years
Arbor House of Temple	Temple	TX	—	473	6,750	—	473	6,750	7,223	1,320	5,903	2008	2012	35 years
Elmcroft of Cottonwood	Temple	TX	—	630	17,515	890	630	18,405	19,035	4,442	14,593	1997	2011	35 years
Elmcroft of Mainland	Texas City	TX	—	520	14,849	1,016	520	15,865	16,385	3,924	12,461	1996	2011	35 years
Elmcroft of Victoria	Victoria	TX	—	440	13,040	904	446	13,938	14,384	3,459	10,925	1997	2011	35 years
Arbor House of Weatherford	Weatherford	TX	—	233	3,347	—	233	3,347	3,580	655	2,925	1994	2012	35 years
Elmcroft of Wharton	Wharton	TX	—	320	13,799	978	320	14,777	15,097	3,794	11,303	1996	2011	35 years
Mountain Ridge	South Ogden	UT	—	1,243	24,659	—	1,243	24,659	25,902	3,332	22,570	2001	2014	35 years
Elmcroft of Chesterfield	Richmond	VA	—	829	6,534	450	836	6,977	7,813	2,349	5,464	1999	2006	35 years
Pheasant Ridge	Roanoke	VA	—	1,813	9,027	—	1,813	9,027	10,840	1,870	8,970	1999	2012	35 years
Cascade Valley Senior Living	Arlington	WA	—	1,413	6,294	—	1,413	6,294	7,707	857	6,850	1995	2014	35 years
The Bellingham at Orchard	Bellingham	WA	—	3,383	17,553	(10)	3,381	17,545	20,926	2,094	18,832	1999	2015	35 years
Bay Pointe Retirement	Bremerton	WA	—	2,114	21,006	(23)	2,114	20,983	23,097	2,451	20,646	1999	2015	35 years
Cooks Hill Manor	Centralia	WA	—	520	6,144	35	520	6,179	6,699	1,572	5,127	1993	2011	35 years
Edmonds Landing	Edmonds	WA	—	4,273	27,852	(188)	4,273	27,664	31,937	3,167	28,770	2001	2015	35 years
The Terrace at Beverly Lake	Everett	WA	—	1,515	12,520	35	1,514	12,556	14,070	1,482	12,588	1998	2015	35 years
The Sequoia	Olympia	WA	—	1,490	13,724	108	1,490	13,832	15,322	3,352	11,970	1995	2011	35 years
Bishop Place Senior Living	Pullman	WA	—	1,780	33,608	—	1,780	33,608	35,388	4,494	30,894	1998	2014	35 years
Willow Gardens	Puyallup	WA	—	1,959	35,492	—	1,959	35,492	37,451	6,188	31,263	1996	2013	35 years
Birchview	Sedro-Woolley	WA	—	210	14,145	98	210	14,243	14,453	3,189	11,264	1996	2011	35 years
Discovery Memory care	Sequim	WA	—	320	10,544	182	320	10,726	11,046	2,503	8,543	1961	2011	35 years
The Village Retirement & Assisted Living	Tacoma	WA	—	2,200	5,938	1,788	2,200	7,726	9,926	1,833	8,093	1976	2011	35 years
Clearwater Springs	Vancouver	WA	—	1,269	9,840	(126)	1,269	9,714	10,983	1,234	9,749	2003	2015	35 years
Matthews of Appleton I	Appleton	WI	—	130	1,834	(41)	130	1,793	1,923	469	1,454	1996	2011	35 years
Matthews of Appleton II	Appleton	WI	—	140	2,016	301	140	2,317	2,457	567	1,890	1997	2011	35 years
Hunters Ridge	Beaver Dam	WI	—	260	2,380	—	260	2,380	2,640	594	2,046	1998	2011	35 years
Harbor House Beloit	Beloit	WI	—	150	4,356	427	191	4,742	4,933	1,059	3,874	1990	2011	35 years
Harbor House Clinton	Clinton	WI	—	290	4,390	—	290	4,390	4,680	1,018	3,662	1991	2011	35 years
Creekside	Cudahy	WI	—	760	1,693	—	760	1,693	2,453	455	1,998	2001	2011	35 years
Harbor House Eau Claire	Eau Claire	WI	—	210	6,259	—	210	6,259	6,469	1,426	5,043	1996	2011	35 years
Azura Memory Care of Eau Claire	Eau Claire	WI	—	813	3,921	—	813	3,921	4,734	—	4,734	CIP	CIP	CIP
Chapel Valley	Fitchburg	WI	—	450	2,372	—	450	2,372	2,822	600	2,222	1998	2011	35 years
Matthews of Milwaukee II	Fox Point	WI	—	1,810	943	37	1,820	970	2,790	354	2,436	1999	2011	35 years
Laurel Oaks	Glendale	WI	—	2,390	43,587	5,130	2,510	48,597	51,107	10,873	40,234	1988	2011	35 years
Layton Terrace	Greenfield	WI	—	3,490	39,201	566	3,480	39,777	43,257	9,315	33,942	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Matthews of Hartland	Hartland	WI	—	640	1,663	43	652	1,694	2,346	536	1,810	1985	2011	35 years
Matthews of Horicon	Horicon	WI	—	340	3,327	(95)	345	3,227	3,572	910	2,662	2002	2011	35 years
Jefferson	Jefferson	WI	—	330	2,384	—	330	2,384	2,714	595	2,119	1997	2011	35 years
Harbor House Kenosha	Kenosha	WI	—	710	3,254	3,765	1,165	6,564	7,729	1,342	6,387	1996	2011	35 years
Harbor House Manitowoc	Manitowoc	WI	—	140	1,520	—	140	1,520	1,660	371	1,289	1997	2011	35 years
The Arboretum	Menomonee Falls	WI	—	5,640	49,083	2,158	5,640	51,241	56,881	12,389	44,492	1989	2011	35 years
Matthews of Milwaukee I	Milwaukee	WI	—	1,800	935	119	1,800	1,054	2,854	372	2,482	1999	2011	35 years
Hart Park Square	Milwaukee	WI	—	1,900	21,628	69	1,900	21,697	23,597	5,104	18,493	2005	2011	35 years
Harbor House Monroe	Monroe	WI	—	490	4,964	—	490	4,964	5,454	1,164	4,290	1990	2011	35 years
Matthews of Neenah I	Neenah	WI	—	710	1,157	64	713	1,218	1,931	391	1,540	2006	2011	35 years
Matthews of Neenah II	Neenah	WI	—	720	2,339	(50)	720	2,289	3,009	664	2,345	2007	2011	35 years
Matthews of Irish Road	Neenah	WI	—	320	1,036	87	320	1,123	1,443	367	1,076	2001	2011	35 years
Matthews of Oak Creek	Oak Creek	WI	—	800	2,167	(2)	812	2,153	2,965	586	2,379	1997	2011	35 years
Azura Memory Care of Oak Creek	Oak Creek	WI	—	733	6,248	11	733	6,259	6,992	530	6,462	2017	2017	35 years
Harbor House Oconomowoc	Oconomowoc	WI	—	400	1,596	4,674	709	5,961	6,670	836	5,834	2016	2015	35 years
Wilkinson Woods of Oconomowoc	Oconomowoc	WI	—	1,100	12,436	157	1,100	12,593	13,693	2,949	10,744	1992	2011	35 years
Harbor House Oshkosh	Oshkosh	WI	—	190	949	—	190	949	1,139	288	851	1993	2011	35 years
Matthews of Pewaukee	Pewaukee	WI	—	1,180	4,124	206	1,197	4,313	5,510	1,208	4,302	2001	2011	35 years
Harbor House Sheboygan	Sheboygan	WI	—	1,060	6,208	—	1,060	6,208	7,268	1,430	5,838	1995	2011	35 years
Matthews of St. Francis I	St. Francis	WI	—	1,370	1,428	(113)	1,389	1,296	2,685	414	2,271	2000	2011	35 years
Matthews of St. Francis II	St. Francis	WI	—	1,370	1,666	15	1,377	1,674	3,051	491	2,560	2000	2011	35 years
Howard Village of St. Francis	St. Francis	WI	—	2,320	17,232	—	2,320	17,232	19,552	4,139	15,413	2001	2011	35 years
Harbor House Stoughton	Stoughton	WI	—	450	3,191	—	450	3,191	3,641	799	2,842	1992	2011	35 years
Oak Hill Terrace	Waukesha	WI	—	2,040	40,298	—	2,040	40,298	42,338	9,523	32,815	1985	2011	35 years
Harbor House Rib Mountain	Wausau	WI	—	350	3,413	—	350	3,413	3,763	808	2,955	1997	2011	35 years
Library Square	West Allis	WI	—	1,160	23,714	—	1,160	23,714	24,874	5,554	19,320	1996	2011	35 years
Matthews of Wrightstown	Wrightstown	WI	—	140	376	12	140	388	528	165	363	1999	2011	35 years
Madison House	Kirkland	WA	—	4,291	26,787	—	4,291	26,787	31,078	1,661	29,417	1978	2017	35 years
Delaware Plaza	Longview	WA	4,107	620	5,116	136	815	5,057	5,872	350	5,522	1972	2017	35 years
Canterbury Gardens	Longview	WA	5,548	444	13,715	147	444	13,862	14,306	810	13,496	1998	2017	35 years
Canterbury Inn	Longview	WA	14,568	1,462	34,664	837	1,462	35,501	36,963	2,066	34,897	1989	2017	35 years
Canterbury Park	Longview	WA	—	969	30,109	—	969	30,109	31,078	1,835	29,243	2000	2017	35 years
Cascade Inn	Vancouver	WA	12,378	3,201	19,024	2,028	3,201	21,052	24,253	1,225	23,028	1979	2017	35 years
The Hampton & Ashley Inn	Vancouver	WA	—	1,855	21,047	—	1,855	21,047	22,902	1,277	21,625	1992	2017	35 years
The Hampton at Salmon Creek	Vancouver	WA	11,815	1,256	21,686	—	1,256	21,686	22,942	1,135	21,807	2013	2017	35 years
Outlook Pointe at Teays Valley	Hurricane	WV	—	1,950	14,489	315	1,950	14,804	16,754	3,372	13,382	1999	2011	35 years
Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	636	248	8,956	9,204	2,971	6,233	1999	2006	35 years
Garden Square Assisted Living of Casper	Casper	WY	—	355	3,197	—	355	3,197	3,552	721	2,831	1996	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Whispering Chase	Cheyenne	WY	—	1,800	20,354	—	1,800	20,354	22,154	3,564	18,590	2008	2013	35 years
Hampton Care	Hampton	UK	—	4,119	29,021	(3,344)	3,704	26,092	29,796	1,242	28,554	2007	2017	40 years
Parkfield House Nursing Home	Uxbridge	UK	—	1,974	1,009	(301)	1,775	907	2,682	55	2,627	2000	2017	40 years
TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			285,427	507,536	4,784,635	107,023	500,765	4,898,429	5,399,194	976,561	4,422,633
TOTAL FOR SENIORS HOUSING COMMUNITIES			656,603	1,473,289	13,932,497	678,693	1,476,647	14,607,832	16,084,479	3,852,533	12,231,946
MEDICAL OFFICE BUILDINGS
St. Vincent's Medical Center East #46	Birmingham	AL	—	—	25,298	4,105	—	29,403	29,403	10,200	19,203	2005	2010	35 years
St. Vincent's Medical Center East #48	Birmingham	AL	—	—	12,698	807	—	13,505	13,505	4,084	9,421	1989	2010	35 years
St. Vincent's Medical Center East #52	Birmingham	AL	—	—	7,608	1,586	—	9,194	9,194	3,484	5,710	1985	2010	35 years
Crestwood Medical Pavilion	Huntsville	AL	2,734	625	16,178	418	625	16,596	17,221	4,440	12,781	1994	2011	35 years
Davita Dialysis - Marked Tree	Marked Tree	AR	—	179	1,580	—	179	1,580	1,759	255	1,504	2009	2015	35 years
West Valley Medical Center	Buckeye	AZ	—	3,348	5,233	—	3,348	5,233	8,581	1,040	7,541	2011	2015	31 years
Canyon Springs Medical Plaza	Gilbert	AZ	—	—	27,497	560	—	28,057	28,057	6,792	21,265	2007	2012	35 years
Mercy Gilbert Medical Plaza	Gilbert	AZ	7,186	720	11,277	1,362	772	12,587	13,359	3,805	9,554	2007	2011	35 years
Mercy Gilbert II	Gilbert	AZ	1,937	—	5,218	—	—	5,218	5,218	—	5,218	CIP	CIP	CIP
Arrowhead Physicians Plaza	Glendale	AZ	10,398	308	19,671	—	308	19,671	19,979	109	19,870	2004	2018	35 years
Thunderbird Paseo Medical Plaza	Glendale	AZ	—	—	12,904	905	20	13,789	13,809	3,418	10,391	1997	2011	35 years
Thunderbird Paseo Medical Plaza II	Glendale	AZ	—	—	8,100	572	20	8,652	8,672	2,259	6,413	2001	2011	35 years
Desert Medical Pavilion	Mesa	AZ	—	—	32,768	629	—	33,397	33,397	5,982	27,415	2003	2013	35 years
Desert Samaritan Medical Building I	Mesa	AZ	—	—	11,923	904	4	12,823	12,827	3,059	9,768	1977	2011	35 years
Desert Samaritan Medical Building II	Mesa	AZ	—	—	7,395	614	4	8,005	8,009	2,061	5,948	1980	2011	35 years
Desert Samaritan Medical Building III	Mesa	AZ	—	—	13,665	1,509	—	15,174	15,174	3,774	11,400	1986	2011	35 years
Deer Valley Medical Office Building II	Phoenix	AZ	—	—	22,663	857	14	23,506	23,520	5,586	17,934	2002	2011	35 years
Deer Valley Medical Office Building III	Phoenix	AZ	—	—	19,521	320	12	19,829	19,841	4,934	14,907	2009	2011	35 years
Papago Medical Park	Phoenix	AZ	—	—	12,172	1,588	—	13,760	13,760	3,553	10,207	1989	2011	35 years
North Valley Orthopedic Surgery Center	Phoenix	AZ	—	2,800	10,150	—	2,800	10,150	12,950	1,512	11,438	2006	2015	35 years
Burbank Medical Plaza	Burbank	CA	—	1,241	23,322	1,443	1,268	24,738	26,006	7,040	18,966	2004	2011	35 years
Burbank Medical Plaza II	Burbank	CA	33,042	491	45,641	569	497	46,204	46,701	11,243	35,458	2008	2011	35 years
Eden Medical Plaza	Castro Valley	CA	—	258	2,455	395	328	2,780	3,108	1,333	1,775	1998	2011	25 years
Sutter Medical Center	Castro Valley	CA	—	—	25,088	1,388	—	26,476	26,476	4,569	21,907	2012	2012	35 years
United Healthcare - Cypress	Cypress	CA	—	12,883	38,309	—	12,883	38,309	51,192	7,270	43,922	1985	2015	29 years
NorthBay Corporate Headquarters	Fairfield	CA	—	—	19,187	—	—	19,187	19,187	3,674	15,513	2008	2012	35 years
Gateway Medical Plaza	Fairfield	CA	—	—	12,872	87	—	12,959	12,959	2,472	10,487	1986	2012	35 years
Solano NorthBay Health Plaza	Fairfield	CA	—	—	8,880	39	—	8,919	8,919	1,699	7,220	1990	2012	35 years
NorthBay Healthcare MOB	Fairfield	CA	—	—	8,507	2,280	—	10,787	10,787	2,611	8,176	2014	2013	35 years
UC Davis Medical	Folsom	CA	—	1,873	10,156	28	1,873	10,184	12,057	1,648	10,409	1995	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Verdugo Hills Medical Bulding I	Glendale	CA	—	6,683	9,589	2,050	6,693	11,629	18,322	4,083	14,239	1972	2012	23 years
Verdugo Hills Medical Bulding II	Glendale	CA	—	4,464	3,731	2,619	4,484	6,330	10,814	2,726	8,088	1987	2012	19 years
Grossmont Medical Terrace	La Mesa	CA	—	88	14,192	303	88	14,495	14,583	1,367	13,216	2008	2016	35 years
Los Alamitos Medical & Wellness Pavilion	Los Alamitos	CA	12,080	488	31,720	—	488	31,720	32,208	175	32,033	2013	2018	35 years
St. Francis Lynwood Medical	Lynwood	CA	—	688	8,385	1,832	697	10,208	10,905	3,784	7,121	1993	2011	32 years
PMB Mission Hills	Mission Hills	CA	—	15,468	30,116	4,729	15,468	34,845	50,313	6,082	44,231	2012	2012	35 years
PDP Mission Viejo	Mission Viejo	CA	55,205	1,916	77,022	1,304	1,916	78,326	80,242	19,746	60,496	2007	2011	35 years
PDP Orange	Orange	CA	44,029	1,752	61,647	1,758	1,761	63,396	65,157	16,138	49,019	2008	2011	35 years
NHP/PMB Pasadena	Pasadena	CA	—	3,138	83,412	9,760	3,138	93,172	96,310	28,078	68,232	2009	2011	35 years
Western University of Health Sciences Medical Pavilion	Pomona	CA	—	91	31,523	—	91	31,523	31,614	7,554	24,060	2009	2011	35 years
Pomerado Outpatient Pavilion	Poway	CA	—	3,233	71,435	3,045	3,233	74,480	77,713	20,580	57,133	2007	2011	35 years
San Bernadino Medical Plaza I	San Bernadino	CA	—	789	11,133	1,152	797	12,277	13,074	10,870	2,204	1971	2011	27 years
San Bernadino Medical Plaza II	San Bernadino	CA	—	416	5,625	1,003	421	6,623	7,044	3,384	3,660	1988	2011	26 years
Sutter Van Ness	San Francisco	CA	75,471	—	127,750	—	—	127,750	127,750	—	127,750	CIP	CIP	CIP
San Gabriel Valley Medical	San Gabriel	CA	—	914	5,510	802	963	6,263	7,226	2,593	4,633	2004	2011	35 years
Santa Clarita Valley Medical	Santa Clarita	CA	21,812	9,708	20,020	1,605	9,782	21,551	31,333	5,953	25,380	2005	2011	35 years
Kenneth E Watts Medical Plaza	Torrance	CA	—	262	6,945	2,879	343	9,743	10,086	3,926	6,160	1989	2011	23 years
Vaca Valley Health Plaza	Vacaville	CA	—	—	9,634	709	—	10,343	10,343	1,847	8,496	1988	2012	35 years
Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	4,066	2,800	12,785	15,585	6,119	9,466	1986	2007	35 years
Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	517	1,269	12,787	14,056	5,064	8,992	2002	2007	35 years
Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	1,921	2,641	49,428	52,069	19,408	32,661	1999	2007	35 years
Green Valley Ranch MOB	Denver	CO	5,313	—	12,139	1,019	235	12,923	13,158	2,242	10,916	2007	2012	35 years
Community Physicians Pavilion	Lafayette	CO	—	—	10,436	1,763	—	12,199	12,199	4,048	8,151	2004	2010	35 years
Exempla Good Samaritan Medical Center	Lafayette	CO	—	—	4,393	(75)	—	4,318	4,318	627	3,691	2013	2013	35 years
Dakota Ridge	Littleton	CO	—	2,540	12,901	472	2,549	13,364	15,913	1,948	13,965	2007	2015	35 years
Avista Two Medical Plaza	Louisville	CO	—	—	17,330	1,864	—	19,194	19,194	6,790	12,404	2003	2009	35 years
The Sierra Medical Building	Parker	CO	—	1,444	14,059	3,349	1,516	17,336	18,852	7,469	11,383	2009	2009	35 years
Crown Point Healthcare Plaza	Parker	CO	—	852	5,210	137	855	5,344	6,199	1,067	5,132	2008	2013	35 years
Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	1,541	—	4,196	4,196	1,592	2,604	1976	2010	35 years
Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	7,266	2,340	—	9,606	9,606	2,954	6,652	1991	2010	35 years
Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	11,947	1,572	—	13,519	13,519	3,796	9,723	2004	2010	35 years
DePaul Professional Office Building	Washington	DC	—	—	6,424	2,526	—	8,950	8,950	3,798	5,152	1987	2010	35 years
Providence Medical Office Building	Washington	DC	—	—	2,473	1,141	—	3,614	3,614	1,629	1,985	1975	2010	35 years
RTS Arcadia	Arcadia	FL	—	345	2,884	—	345	2,884	3,229	889	2,340	1993	2011	30 years
NorthBay Center For Primary Care - Vacaville	Vacaville	CA	—	777	5,632	300	777	5,932	6,709	240	6,469	1998	2017	35 years
RTS Cape Coral	Cape Coral	FL	—	368	5,448	—	368	5,448	5,816	1,419	4,397	1984	2011	34 years
RTS Englewood	Englewood	FL	—	1,071	3,516	—	1,071	3,516	4,587	982	3,605	1992	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
RTS Ft. Myers	Fort Myers	FL	—	1,153	4,127	—	1,153	4,127	5,280	1,288	3,992	1989	2011	31 years
RTS Key West	Key West	FL	—	486	4,380	—	486	4,380	4,866	1,015	3,851	1987	2011	35 years
JFK Medical Plaza	Lake Worth	FL	—	453	1,711	(150)	—	2,014	2,014	860	1,154	1999	2004	35 years
East Pointe Medical Plaza	Lehigh Acres	FL	—	327	11,816	—	327	11,816	12,143	1,625	10,518	1994	2015	35 years
Palms West Building 6	Loxahatchee	FL	—	965	2,678	(811)	—	2,832	2,832	1,194	1,638	2000	2004	35 years
Bay Medical Plaza	Lynn Haven	FL	—	4,215	15,041	(13,584)	3,644	2,028	5,672	2,379	3,293	2003	2015	35 years
RTS Naples	Naples	FL	—	1,152	3,726	—	1,152	3,726	4,878	982	3,896	1999	2011	35 years
Bay Medical Center	Panama City	FL	—	82	17,400	(14,930)	25	2,527	2,552	2,389	163	1987	2015	35 years
RTS Pt. Charlotte	Pt Charlotte	FL	—	966	4,581	—	966	4,581	5,547	1,266	4,281	1985	2011	34 years
RTS Sarasota	Sarasota	FL	—	1,914	3,889	—	1,914	3,889	5,803	1,133	4,670	1996	2011	35 years
Capital Regional MOB I	Tallahassee	FL	—	590	8,773	(329)	193	8,841	9,034	1,104	7,930	1998	2015	35 years
Athens Medical Complex	Athens	GA	—	2,826	18,339	45	2,826	18,384	21,210	2,614	18,596	2011	2015	35 years
Doctors Center at St. Joseph's Hospital	Atlanta	GA	—	545	80,152	17,858	545	98,010	98,555	14,865	83,690	1978	2015	20 years
Augusta POB I	Augusta	GA	—	233	7,894	2,081	233	9,975	10,208	5,159	5,049	1978	2012	14 years
Augusta POB II	Augusta	GA	—	735	13,717	1,175	735	14,892	15,627	5,722	9,905	1987	2012	23 years
Augusta POB III	Augusta	GA	—	535	3,857	766	535	4,623	5,158	2,153	3,005	1994	2012	22 years
Augusta POB IV	Augusta	GA	—	675	2,182	2,139	691	4,305	4,996	1,892	3,104	1995	2012	23 years
Cobb Physicians Center	Austell	GA	—	1,145	16,805	1,486	1,145	18,291	19,436	5,981	13,455	1992	2011	35 years
Summit Professional Plaza I	Brunswick	GA	—	1,821	2,974	136	1,821	3,110	4,931	3,207	1,724	2004	2012	31 years
Summit Professional Plaza II	Brunswick	GA	—	981	13,818	143	981	13,961	14,942	3,884	11,058	1998	2012	35 years
Fayette MOB	Fayetteville	GA	—	895	20,669	818	895	21,487	22,382	2,962	19,420	2004	2015	35 years
Woodlawn Commons 1121/1163	Marietta	GA	—	5,495	16,028	1,877	5,551	17,849	23,400	2,552	20,848	1991	2015	35 years
PAPP Clinic	Newnan	GA	—	2,167	5,477	68	2,167	5,545	7,712	1,146	6,566	1994	2015	30 years
Parkway Physicians Center	Ringgold	GA	—	476	10,017	880	476	10,897	11,373	3,503	7,870	2004	2011	35 years
Riverdale MOB	Riverdale	GA	—	1,025	9,783	106	1,025	9,889	10,914	1,564	9,350	2005	2015	35 years
Rush Copley POB I	Aurora	IL	—	120	27,882	456	120	28,338	28,458	3,980	24,478	1996	2015	34 years
Rush Copley POB II	Aurora	IL	—	49	27,217	471	49	27,688	27,737	3,782	23,955	2009	2015	35 years
Good Shepherd Physician Office Building I	Barrington	IL	—	152	3,224	208	152	3,432	3,584	665	2,919	1979	2013	35 years
Good Shepherd Physician Office Building II	Barrington	IL	—	512	12,977	682	512	13,659	14,171	2,617	11,554	1996	2013	35 years
Trinity Hospital Physician Office Building	Chicago	IL	—	139	3,329	1,245	139	4,574	4,713	912	3,801	1971	2013	35 years
Advocate Beverly Center	Chicago	IL	—	2,227	10,140	363	2,231	10,499	12,730	2,122	10,608	1986	2015	25 years
Crystal Lakes Medical Arts	Crystal Lake	IL	—	2,490	19,504	99	2,535	19,558	22,093	2,966	19,127	2007	2015	35 years
Advocate Good Shepherd	Crystal Lake	IL	—	2,444	10,953	202	2,444	11,155	13,599	1,952	11,647	2008	2015	33 years
Physicians Plaza East	Decatur	IL	—	—	791	2,418	—	3,209	3,209	978	2,231	1976	2010	35 years
Physicians Plaza West	Decatur	IL	—	—	1,943	771	—	2,714	2,714	1,085	1,629	1987	2010	35 years
SIU Family Practice	Decatur	IL	—	—	3,900	3,778	—	7,678	7,678	2,489	5,189	1996	2010	35 years
304 W Hay Building	Decatur	IL	—	—	8,702	1,372	29	10,045	10,074	3,120	6,954	2002	2010	35 years
302 W Hay Building	Decatur	IL	—	—	3,467	858	—	4,325	4,325	1,547	2,778	1993	2010	35 years
ENTA	Decatur	IL	—	—	1,150	16	—	1,166	1,166	457	709	1996	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
301 W Hay Building	Decatur	IL	—	—	640	—	—	640	640	346	294	1980	2010	35 years
South Shore Medical Building	Decatur	IL	—	902	129	56	958	129	1,087	215	872	1991	2010	35 years
Kenwood Medical Center	Decatur	IL	—	—	1,689	1,517	—	3,206	3,206	898	2,308	1997	2010	35 years
Corporate Health Services	Decatur	IL	—	934	1,386	125	934	1,511	2,445	671	1,774	1996	2010	35 years
Rock Springs Medical	Decatur	IL	—	399	495	—	399	495	894	255	639	1990	2010	35 years
575 W Hay Building	Decatur	IL	—	111	739	24	111	763	874	322	552	1984	2010	35 years
Good Samaritan Physician Office Building I	Downers Grove	IL	—	407	10,337	1,169	407	11,506	11,913	2,120	9,793	1976	2013	35 years
Good Samaritan Physician Office Building II	Downers Grove	IL	—	1,013	25,370	862	1,013	26,232	27,245	4,856	22,389	1995	2013	35 years
Eberle Medical Office Building ("Eberle MOB")	Elk Grove Village	IL	—	—	16,315	689	—	17,004	17,004	6,889	10,115	2005	2009	35 years
1425 Hunt Club Road MOB	Gurnee	IL	—	249	1,452	819	282	2,238	2,520	743	1,777	2005	2011	34 years
1445 Hunt Club Drive	Gurnee	IL	—	216	1,405	364	216	1,769	1,985	876	1,109	2002	2011	31 years
Gurnee Imaging Center	Gurnee	IL	—	82	2,731	—	82	2,731	2,813	756	2,057	2002	2011	35 years
Gurnee Center Club	Gurnee	IL	—	627	17,851	—	627	17,851	18,478	5,144	13,334	2001	2011	35 years
South Suburban Hospital Physician Office Building	Hazel Crest	IL	—	191	4,370	740	191	5,110	5,301	977	4,324	1989	2013	35 years
755 Milwaukee MOB	Libertyville	IL	—	421	3,716	1,685	630	5,192	5,822	3,067	2,755	1990	2011	18 years
890 Professional MOB	Libertyville	IL	—	214	2,630	376	214	3,006	3,220	1,176	2,044	1980	2011	26 years
Libertyville Center Club	Libertyville	IL	—	1,020	17,176	—	1,020	17,176	18,196	5,129	13,067	1988	2011	35 years
Christ Medical Center Physician Office Building	Oak Lawn	IL	—	658	16,421	1,744	658	18,165	18,823	3,097	15,726	1986	2013	35 years
Methodist North MOB	Peoria	IL	—	1,025	29,493	1	1,025	29,494	30,519	4,125	26,394	2010	2015	35 years
Davita Dialysis - Rockford	Rockford	IL	—	256	2,543	—	256	2,543	2,799	419	2,380	2009	2015	35 years
Round Lake ACC	Round Lake	IL	—	758	370	383	799	712	1,511	604	907	1984	2011	13 years
Vernon Hills Acute Care Center	Vernon Hills	IL	—	3,376	694	290	3,413	947	4,360	749	3,611	1986	2011	15 years
Wilbur S. Roby Building	Anderson	IN	—	—	2,653	1,050	—	3,703	3,703	1,596	2,107	1992	2010	35 years
Ambulatory Services Building	Anderson	IN	—	—	4,266	1,855	—	6,121	6,121	2,603	3,518	1995	2010	35 years
St. John's Medical Arts Building	Anderson	IN	—	—	2,281	2,009	—	4,290	4,290	1,438	2,852	1973	2010	35 years
Carmel I	Carmel	IN	—	466	5,954	703	466	6,657	7,123	2,143	4,980	1985	2012	30 years
Carmel II	Carmel	IN	—	455	5,976	816	455	6,792	7,247	1,990	5,257	1989	2012	33 years
Carmel III	Carmel	IN	—	422	6,194	845	422	7,039	7,461	1,872	5,589	2001	2012	35 years
Elkhart	Elkhart	IN	—	1,256	1,973	—	1,256	1,973	3,229	1,282	1,947	1994	2011	32 years
Lutheran Medical Arts	Fort Wayne	IN	—	702	13,576	47	702	13,623	14,325	1,960	12,365	2000	2015	35 years
Dupont Road MOB	Fort Wayne	IN	—	633	13,479	266	672	13,706	14,378	2,127	12,251	2001	2015	35 years
Harcourt Professional Office Building	Indianapolis	IN	—	519	28,951	2,590	519	31,541	32,060	9,481	22,579	1973	2012	28 years
Cardiac Professional Office Building	Indianapolis	IN	—	498	27,430	1,271	498	28,701	29,199	6,963	22,236	1995	2012	35 years
Oncology Medical Office Building	Indianapolis	IN	—	470	5,703	430	470	6,133	6,603	1,857	4,746	2003	2012	35 years
CorVasc Medical Office Building	Indianapolis	IN	—	514	9,617	460	867	9,724	10,591	922	9,669	2004	2016	36 years
St. Francis South Medical Office Building	Indianapolis	IN	—	—	20,649	1,291	7	21,933	21,940	4,370	17,570	1995	2013	35 years
Methodist Professional Center I	Indianapolis	IN	—	61	37,411	6,160	61	43,571	43,632	12,567	31,065	1985	2012	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Indiana Orthopedic Center of Excellence	Indianapolis	IN	—	967	83,746	3,106	967	86,852	87,819	9,387	78,432	1997	2015	35 years
United Healthcare - Indy	Indianapolis	IN	—	5,737	32,116	—	5,737	32,116	37,853	4,833	33,020	1988	2015	35 years
LaPorte	La Porte	IN	—	553	1,309	—	553	1,309	1,862	552	1,310	1997	2011	34 years
Mishawaka	Mishawaka	IN	—	3,787	5,543	—	3,787	5,543	9,330	3,741	5,589	1993	2011	35 years
Cancer Care Partners	Mishawaka	IN	—	3,162	28,633	—	3,162	28,633	31,795	3,906	27,889	2010	2015	35 years
Michiana Oncology	Mishawaka	IN	—	4,577	20,939	15	4,581	20,950	25,531	2,993	22,538	2010	2015	35 years
DaVita Dialysis - Paoli	Paoli	IN	—	396	2,056	—	396	2,056	2,452	347	2,105	2011	2015	35 years
South Bend	South Bend	IN	—	792	2,530	—	792	2,530	3,322	884	2,438	1996	2011	34 years
Via Christi Clinic	Wichita	KS	—	1,883	7,428	—	1,883	7,428	9,311	1,233	8,078	2006	2015	35 years
OLBH Same Day Surgery Center MOB	Ashland	KY	—	101	19,066	764	101	19,830	19,931	5,642	14,289	1997	2012	26 years
St. Elizabeth Covington	Covington	KY	—	345	12,790	33	345	12,823	13,168	3,401	9,767	2009	2012	35 years
St. Elizabeth Florence MOB	Florence	KY	—	402	8,279	1,440	402	9,719	10,121	3,124	6,997	2005	2012	35 years
Jefferson Clinic	Louisville	KY	—	—	673	2,018	—	2,691	2,691	340	2,351	2013	2013	35 years
Medical Arts Courtyard	Lafayette	LA	—	388	1,893	1,303	112	3,472	3,584	1,854	1,730	1984	2011	18 years
East Jefferson Medical Plaza	Metairie	LA	—	168	17,264	2,829	168	20,093	20,261	6,789	13,472	1996	2012	32 years
East Jefferson MOB	Metairie	LA	—	107	15,137	2,458	107	17,595	17,702	5,594	12,108	1985	2012	28 years
Lakeside POB I	Metairie	LA	—	3,334	4,974	331	342	8,297	8,639	3,952	4,687	1986	2011	22 years
Lakeside POB II	Metairie	LA	—	1,046	802	(402)	53	1,393	1,446	1,059	387	1980	2011	7 years
Fresenius Medical	Metairie	LA	—	1,195	3,797	35	1,195	3,832	5,027	573	4,454	2012	2015	35 years
RTS Berlin	Berlin	MD	—	—	2,216	—	—	2,216	2,216	631	1,585	1994	2011	29 years
Charles O. Fisher Medical Building	Westminster	MD	10,704	—	13,795	1,844	—	15,639	15,639	7,042	8,597	2009	2009	35 years
Medical Specialties Building	Kalamazoo	MI	—	—	19,242	1,523	—	20,765	20,765	6,320	14,445	1989	2010	35 years
North Professional Building	Kalamazoo	MI	—	—	7,228	1,652	—	8,880	8,880	3,441	5,439	1983	2010	35 years
Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	—	—	2,391	2,391	755	1,636	1976	2010	35 years
Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	603	—	12,562	12,562	3,953	8,609	1984	2010	35 years
Heart Center Building	Kalamazoo	MI	—	—	8,420	466	10	8,876	8,886	3,128	5,758	1980	2010	35 years
Medical Commons Building	Kalamazoo Township	MI	—	—	661	651	—	1,312	1,312	571	741	1979	2010	35 years
RTS Madison Heights	Madison Heights	MI	—	401	2,946	—	401	2,946	3,347	805	2,542	2002	2011	35 years
RTS Monroe	Monroe	MI	—	281	3,450	—	281	3,450	3,731	1,058	2,673	1997	2011	31 years
Bronson Lakeview OPC	Paw Paw	MI	—	3,835	31,564	—	3,835	31,564	35,399	4,873	30,526	2006	2015	35 years
Pro Med Center Plainwell	Plainwell	MI	—	—	697	7	—	704	704	243	461	1991	2010	35 years
Pro Med Center Richland	Richland	MI	—	233	2,267	77	233	2,344	2,577	729	1,848	1996	2010	35 years
Henry Ford Dialysis Center	Southfield	MI	—	589	3,350	—	589	3,350	3,939	512	3,427	2002	2015	35 years
Metro Health	Wyoming	MI	—	1,325	5,479	—	1,325	5,479	6,804	885	5,919	2008	2015	35 years
Spectrum Health	Wyoming	MI	—	2,463	14,353	—	2,463	14,353	16,816	2,320	14,496	2006	2015	35 years
Cogdell Duluth MOB	Duluth	MN	—	—	33,406	(19)	—	33,387	33,387	6,116	27,271	2012	2012	35 years
Allina Health	Elk River	MN	—	1,442	7,742	107	1,455	7,836	9,291	1,488	7,803	2002	2015	35 years
Unitron Hearing	Plymouth	MN	—	2,646	8,962	5	2,646	8,967	11,613	2,029	9,584	2011	2015	29 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
HealthPartners Medical & Dental Clinics	Sartell	MN	—	2,492	15,694	50	2,503	15,733	18,236	4,433	13,803	2010	2012	35 years
Arnold Urgent Care	Arnold	MO	—	1,058	556	155	1,097	672	1,769	543	1,226	1999	2011	35 years
DePaul Health Center North	Bridgeton	MO	—	996	10,045	2,520	996	12,565	13,561	5,341	8,220	1976	2012	21 years
DePaul Health Center South	Bridgeton	MO	—	910	12,169	1,734	910	13,903	14,813	4,512	10,301	1992	2012	30 years
St. Mary's Health Center MOB D	Clayton	MO	—	103	2,780	1,271	106	4,048	4,154	1,664	2,490	1984	2012	22 years
Fenton Urgent Care Center	Fenton	MO	—	183	2,714	364	189	3,072	3,261	1,215	2,046	2003	2011	35 years
Broadway Medical Office Building	Kansas City	MO	—	1,300	12,602	8,651	1,336	21,217	22,553	7,704	14,849	1976	2007	35 years
St. Joseph Medical Building	Kansas City	MO	—	305	7,445	2,296	305	9,741	10,046	2,395	7,651	1988	2012	32 years
St. Joseph Medical Mall	Kansas City	MO	—	530	9,115	613	530	9,728	10,258	2,747	7,511	1995	2012	33 years
Carondelet Medical Building	Kansas City	MO	—	745	12,437	2,576	745	15,013	15,758	4,556	11,202	1979	2012	29 years
St. Joseph Hospital West Medical Office Building II	Lake Saint Louis	MO	—	524	3,229	791	524	4,020	4,544	1,254	3,290	2005	2012	35 years
St. Joseph O'Fallon Medical Office Building	O'Fallon	MO	—	940	5,556	119	960	5,655	6,615	1,593	5,022	1992	2012	35 years
Sisters of Mercy Building	Springfield	MO	—	3,427	8,697	—	3,427	8,697	12,124	1,495	10,629	2008	2015	35 years
St. Joseph Health Center Medical Building 1	St. Charles	MO	—	503	4,336	1,205	503	5,541	6,044	2,456	3,588	1987	2012	20 years
St. Joseph Health Center Medical Building 2	St. Charles	MO	—	369	2,963	1,374	369	4,337	4,706	1,435	3,271	1999	2012	32 years
Physicians Office Center	St. Louis	MO	—	1,445	13,825	869	1,445	14,694	16,139	5,820	10,319	2003	2011	35 years
12700 Southford Road Medical Plaza	St. Louis	MO	—	595	12,584	2,769	595	15,353	15,948	5,367	10,581	1993	2011	32 years
St Anthony's MOB A	St. Louis	MO	—	409	4,687	1,433	409	6,120	6,529	2,876	3,653	1975	2011	20 years
St Anthony's MOB B	St. Louis	MO	—	350	3,942	1,010	350	4,952	5,302	2,476	2,826	1980	2011	21 years
Lemay Urgent Care Center	St. Louis	MO	—	2,317	3,120	681	2,351	3,767	6,118	2,035	4,083	1983	2011	22 years
St. Mary's Health Center MOB B	St. Louis	MO	—	119	4,161	12,540	119	16,701	16,820	2,445	14,375	1979	2012	23 years
St. Mary's Health Center MOB C	St. Louis	MO	—	136	6,018	1,662	136	7,680	7,816	2,610	5,206	1969	2012	20 years
University Physicians - Grants Ferry	Flowood	MS	8,529	2,796	12,125	(12)	2,796	12,113	14,909	3,460	11,449	2010	2012	35 years
Randolph	Charlotte	NC	—	6,370	2,929	2,243	6,418	5,124	11,542	3,884	7,658	1973	2012	4 years
Mallard Crossing I	Charlotte	NC	—	3,229	2,072	681	3,269	2,713	5,982	1,947	4,035	1997	2012	25 years
Medical Arts Building	Concord	NC	—	701	11,734	1,116	701	12,850	13,551	4,529	9,022	1997	2012	31 years
Gateway Medical Office Building	Concord	NC	—	1,100	9,904	682	1,100	10,586	11,686	3,683	8,003	2005	2012	35 years
Copperfield Medical Mall	Concord	NC	—	1,980	2,846	531	2,139	3,218	5,357	1,648	3,709	1989	2012	25 years
Weddington Internal & Pediatric Medicine	Concord	NC	—	574	688	37	574	725	1,299	345	954	2000	2012	27 years
Rex Wellness Center	Garner	NC	—	1,348	5,330	40	1,354	5,364	6,718	1,077	5,641	2003	2015	34 years
Gaston Professional Center	Gastonia	NC	—	833	24,885	2,970	863	27,825	28,688	6,998	21,690	1997	2012	35 years
Harrisburg Family Physicians	Harrisburg	NC	—	679	1,646	48	679	1,694	2,373	535	1,838	1996	2012	35 years
Harrisburg Medical Mall	Harrisburg	NC	—	1,339	2,292	250	1,339	2,542	3,881	1,149	2,732	1997	2012	27 years
Northcross	Huntersville	NC	—	623	278	106	623	384	1,007	257	750	1993	2012	22 years
REX Knightdale MOB & Wellness Center	Knightdale	NC	—	—	22,823	780	—	23,603	23,603	4,469	19,134	2009	2012	35 years
Midland Medical Park	Midland	NC	—	1,221	847	120	1,221	967	2,188	571	1,617	1998	2012	25 years
East Rocky Mount Kidney Center	Rocky Mount	NC	—	803	998	1	803	999	1,802	418	1,384	2000	2012	33 years
Rocky Mount Kidney Center	Rocky Mount	NC	—	479	1,297	51	479	1,348	1,827	576	1,251	1990	2012	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Rocky Mount Medical Park	Rocky Mount	NC	—	2,552	7,779	2,183	2,652	9,862	12,514	3,401	9,113	1991	2012	30 years
Rowan Outpatient Surgery Center	Salisbury	NC	—	1,039	5,184	(5)	1,039	5,179	6,218	1,554	4,664	2003	2012	35 years
Trinity Health Medical Arts Clinic	Minot	ND	—	935	15,482	49	951	15,515	16,466	3,088	13,378	1995	2015	26 years
Cooper Health MOB I	Willingboro	NJ	—	1,389	2,742	(1)	1,398	2,732	4,130	556	3,574	2010	2015	35 years
Cooper Health MOB II	Willingboro	NJ	—	594	5,638	15	594	5,653	6,247	813	5,434	2012	2015	35 years
Salem Medical	Woodstown	NJ	—	275	4,132	3	275	4,135	4,410	591	3,819	2010	2015	35 years
Carson Tahoe Specialty Medical Center	Carson City	NV	—	688	11,346	19,637	2,898	28,773	31,671	4,960	26,711	1981	2015	35 years
Carson Tahoe MOB West	Carson City	NV	—	2,862	27,519	(18,090)	703	11,588	12,291	1,806	10,485	2007	2015	29 years
Del E Webb Medical Plaza	Henderson	NV	—	1,028	16,993	1,839	1,028	18,832	19,860	6,006	13,854	1999	2011	35 years
Durango Medical Plaza	Las Vegas	NV	—	3,787	27,738	(2,994)	3,683	24,848	28,531	3,806	24,725	2008	2015	35 years
The Terrace at South Meadows	Reno	NV	6,561	504	9,966	632	504	10,598	11,102	3,617	7,485	2004	2011	35 years
Albany Medical Center MOB	Albany	NY	—	321	18,389	—	321	18,389	18,710	2,262	16,448	2010	2015	35 years
St. Peter's Recovery Center	Guilderland	NY	—	1,059	9,156	—	1,059	9,156	10,215	1,514	8,701	1990	2015	35 years
Central NY Medical Center	Syracuse	NY	—	1,786	26,101	3,120	1,792	29,215	31,007	8,205	22,802	1997	2012	33 years
Northcountry MOB	Watertown	NY	—	1,320	10,799	13	1,320	10,812	12,132	1,793	10,339	2001	2015	35 years
Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	2,071	20	11,683	11,703	5,033	6,670	1984	2007	35 years
Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	2,389	—	17,512	17,512	7,532	9,980	2007	2007	35 years
Riverside North Medical Office Building	Columbus	OH	—	785	8,519	1,673	785	10,192	10,977	4,111	6,866	1962	2012	25 years
Riverside South Medical Office Building	Columbus	OH	—	586	7,298	866	610	8,140	8,750	3,049	5,701	1985	2012	27 years
340 East Town Medical Office Building	Columbus	OH	—	10	9,443	1,220	10	10,663	10,673	3,177	7,496	1984	2012	29 years
393 East Town Medical Office Building	Columbus	OH	—	61	4,760	381	61	5,141	5,202	1,907	3,295	1970	2012	20 years
141 South Sixth Medical Office Building	Columbus	OH	—	80	1,113	2,922	80	4,035	4,115	723	3,392	1971	2012	14 years
Doctors West Medical Office Building	Columbus	OH	—	414	5,362	835	414	6,197	6,611	1,965	4,646	1998	2012	35 years
Eastside Health Center	Columbus	OH	—	956	3,472	(2)	956	3,470	4,426	1,936	2,490	1977	2012	15 years
East Main Medical Office Building	Columbus	OH	—	440	4,771	58	440	4,829	5,269	1,484	3,785	2006	2012	35 years
Heart Center Medical Office Building	Columbus	OH	—	1,063	12,140	441	1,063	12,581	13,644	3,920	9,724	2004	2012	35 years
Wilkins Medical Office Building	Columbus	OH	—	123	18,062	363	123	18,425	18,548	4,522	14,026	2002	2012	35 years
Grady Medical Office Building	Delaware	OH	—	239	2,263	450	239	2,713	2,952	1,092	1,860	1991	2012	25 years
Dublin Northwest Medical Office Building	Dublin	OH	—	342	3,278	253	342	3,531	3,873	1,282	2,591	2001	2012	34 years
Preserve III Medical Office Building	Dublin	OH	—	2,449	7,025	1,211	2,449	8,236	10,685	2,206	8,479	2006	2012	35 years
Zanesville Surgery Center	Zanesville	OH	—	172	9,403	—	172	9,403	9,575	2,441	7,134	2000	2011	35 years
Dialysis Center	Zanesville	OH	—	534	855	85	534	940	1,474	606	868	1960	2011	21 years
Genesis Children's Center	Zanesville	OH	—	538	3,781	—	538	3,781	4,319	1,355	2,964	2006	2011	30 years
Medical Arts Building I	Zanesville	OH	—	429	2,405	556	436	2,954	3,390	1,408	1,982	1970	2011	20 years
Medical Arts Building II	Zanesville	OH	—	485	6,013	1,248	532	7,214	7,746	3,153	4,593	1995	2011	25 years
Medical Arts Building III	Zanesville	OH	—	94	1,248	—	94	1,248	1,342	566	776	1970	2011	25 years
Primecare Building	Zanesville	OH	—	130	1,344	648	130	1,992	2,122	922	1,200	1978	2011	20 years
Outpatient Rehabilitation Building	Zanesville	OH	—	82	1,541	—	82	1,541	1,623	595	1,028	1985	2011	28 years
Radiation Oncology Building	Zanesville	OH	—	105	1,201	—	105	1,201	1,306	551	755	1988	2011	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Healthplex	Zanesville	OH	—	2,488	15,849	1,193	2,649	16,881	19,530	6,055	13,475	1990	2011	32 years
Physicians Pavilion	Zanesville	OH	—	422	6,297	1,524	422	7,821	8,243	3,206	5,037	1990	2011	25 years
Zanesville Northside Pharmacy	Zanesville	OH	—	42	635	—	42	635	677	254	423	1985	2011	28 years
Bethesda Campus MOB III	Zanesville	OH	—	188	1,137	156	199	1,282	1,481	561	920	1978	2011	25 years
Tuality 7th Avenue Medical Plaza	Hillsboro	OR	17,900	1,516	24,638	1,546	1,533	26,167	27,700	7,747	19,953	2003	2011	35 years
Professional Office Building I	Chester	PA	—	—	6,283	2,638	—	8,921	8,921	4,610	4,311	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	1,833	—	12,257	12,257	6,654	5,603	1984	2004	30 years
Pinnacle Health	Harrisburg	PA	—	2,574	16,767	698	2,674	17,365	20,039	2,776	17,263	2002	2015	35 years
Lancaster Rehabilitation Hospital	Lancaster	PA	—	959	16,610	(16)	959	16,594	17,553	4,478	13,075	2007	2012	35 years
Lancaster ASC MOB	Lancaster	PA	—	593	17,117	429	593	17,546	18,139	5,242	12,897	2007	2012	35 years
St. Joseph Medical Office Building	Reading	PA	—	—	10,823	811	—	11,634	11,634	4,012	7,622	2006	2010	35 years
Crozer - Keystone MOB I	Springfield	PA	—	9,130	47,078	—	9,130	47,078	56,208	8,405	47,803	1996	2015	35 years
Crozer-Keystone MOB II	Springfield	PA	—	5,178	6,523	—	5,178	6,523	11,701	1,239	10,462	1998	2015	25 years
Doylestown Health & Wellness Center	Warrington	PA	—	4,452	17,383	1,101	4,497	18,439	22,936	5,532	17,404	2001	2012	34 years
Roper Medical Office Building	Charleston	SC	7,629	127	14,737	3,842	127	18,579	18,706	5,978	12,728	1990	2012	28 years
St. Francis Medical Plaza (Charleston)	Charleston	SC	—	447	3,946	634	447	4,580	5,027	1,617	3,410	2003	2012	35 years
Providence MOB I	Columbia	SC	—	225	4,274	884	225	5,158	5,383	2,480	2,903	1979	2012	18 years
Providence MOB II	Columbia	SC	—	122	1,834	256	150	2,062	2,212	972	1,240	1985	2012	18 years
Providence MOB III	Columbia	SC	—	766	4,406	848	766	5,254	6,020	1,896	4,124	1990	2012	23 years
One Medical Park	Columbia	SC	—	210	7,939	1,852	214	9,787	10,001	3,949	6,052	1984	2012	19 years
Three Medical Park	Columbia	SC	—	40	10,650	1,688	40	12,338	12,378	4,508	7,870	1988	2012	25 years
St. Francis Millennium Medical Office Building	Greenville	SC	14,442	—	13,062	10,692	30	23,724	23,754	11,046	12,708	2009	2009	35 years
200 Andrews	Greenville	SC	—	789	2,014	1,436	810	3,429	4,239	1,430	2,809	1994	2012	29 years
St. Francis CMOB	Greenville	SC	—	501	7,661	1,001	501	8,662	9,163	2,449	6,714	2001	2012	35 years
St. Francis Outpatient Surgery Center	Greenville	SC	—	1,007	16,538	913	1,007	17,451	18,458	5,333	13,125	2001	2012	35 years
St. Francis Professional Medical Center	Greenville	SC	—	342	6,337	1,376	371	7,684	8,055	2,758	5,297	1984	2012	24 years
St. Francis Women's	Greenville	SC	—	322	4,877	708	322	5,585	5,907	2,543	3,364	1991	2012	24 years
St. Francis Medical Plaza (Greenville)	Greenville	SC	—	88	5,876	1,086	98	6,952	7,050	2,402	4,648	1998	2012	24 years
Irmo Professional MOB	Irmo	SC	—	1,726	5,414	292	1,726	5,706	7,432	2,246	5,186	2004	2011	35 years
River Hills Medical Plaza	Little River	SC	—	1,406	1,813	195	1,406	2,008	3,414	877	2,537	1999	2012	27 years
Mount Pleasant Medical Office Longpoint	Mount Pleasant	SC	—	670	4,455	881	632	5,374	6,006	2,160	3,846	2001	2012	34 years
Medical Arts Center of Orangeburg	Orangeburg	SC	—	823	3,299	370	823	3,669	4,492	1,319	3,173	1984	2012	28 years
Mary Black Westside Medical Office Bldg	Spartanburg	SC	—	291	5,057	594	300	5,642	5,942	1,885	4,057	1991	2012	31 years
Spartanburg ASC	Spartanburg	SC	—	1,333	15,756	—	1,333	15,756	17,089	2,042	15,047	2002	2015	35 years
Spartanburg Regional MOB	Spartanburg	SC	—	207	17,963	727	286	18,611	18,897	2,666	16,231	1986	2015	35 years
Wellmont Blue Ridge MOB	Bristol	TN	—	999	5,027	110	1,032	5,104	6,136	845	5,291	2001	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Health Park Medical Office Building	Chattanooga	TN	5,774	2,305	8,949	199	2,305	9,148	11,453	2,711	8,742	2004	2012	35 years
Peerless Crossing Medical Center	Cleveland	TN	—	1,217	6,464	8	1,217	6,472	7,689	1,853	5,836	2006	2012	35 years
St. Mary's Clinton Professional Office Building	Clinton	TN	—	298	618	56	298	674	972	208	764	1988	2015	39 years
St. Mary's Farragut MOB	Farragut	TN	—	221	2,719	156	221	2,875	3,096	523	2,573	1997	2015	39 years
Medical Center Physicians Tower	Jackson	TN	13,025	549	27,074	67	598	27,092	27,690	7,922	19,768	2010	2012	35 years
St. Mary's Physician Professional Office Building	Knoxville	TN	—	138	3,144	139	138	3,283	3,421	774	2,647	1981	2015	39 years
St. Mary's Magdalene Clarke Tower	Knoxville	TN	—	69	4,153	11	69	4,164	4,233	830	3,403	1972	2015	39 years
St. Mary's Medical Office Building	Knoxville	TN	—	136	359	31	136	390	526	188	338	1976	2015	39 years
St. Mary's Ambulatory Surgery Center	Knoxville	TN	—	129	1,012	—	129	1,012	1,141	323	818	1999	2015	24 years
Texas Clinic at Arlington	Arlington	TX	—	2,781	24,515	295	2,806	24,785	27,591	3,500	24,091	2010	2015	35 years
Seton Medical Park Tower	Austin	TX	—	805	41,527	3,432	1,329	44,435	45,764	10,506	35,258	1968	2012	35 years
Seton Northwest Health Plaza	Austin	TX	—	444	22,632	3,091	444	25,723	26,167	6,178	19,989	1988	2012	35 years
Seton Southwest Health Plaza	Austin	TX	—	294	5,311	341	294	5,652	5,946	1,341	4,605	2004	2012	35 years
Seton Southwest Health Plaza II	Austin	TX	—	447	10,154	71	447	10,225	10,672	2,521	8,151	2009	2012	35 years
BioLife Sciences Building	Denton	TX	—	1,036	6,576	—	1,036	6,576	7,612	1,097	6,515	2010	2015	35 years
East Houston MOB, LLC	Houston	TX	—	356	2,877	891	328	3,796	4,124	2,446	1,678	1982	2011	15 years
East Houston Medical Plaza	Houston	TX	—	671	426	10	237	870	1,107	922	185	1982	2011	11 years
Memorial Hermann	Houston	TX	—	822	14,307	—	822	14,307	15,129	1,948	13,181	2012	2015	35 years
Scott & White Healthcare	Kingsland	TX	—	534	5,104	—	534	5,104	5,638	796	4,842	2012	2015	35 years
Lakeway Medical Plaza	Lakeway	TX	9,362	270	20,169	—	270	20,169	20,439	109	20,330	2011	2018	35 years
Odessa Regional MOB	Odessa	TX	—	121	8,935	—	121	8,935	9,056	1,265	7,791	2008	2015	35 years
Legacy Heart Center	Plano	TX	—	3,081	8,890	33	3,081	8,923	12,004	1,547	10,457	2005	2015	35 years
Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,074	672	—	15,746	15,746	5,357	10,389	2008	2010	35 years
Sunnyvale Medical Plaza	Sunnyvale	TX	—	1,186	15,397	423	1,240	15,766	17,006	2,471	14,535	2009	2015	35 years
Texarkana ASC	Texarkana	TX	—	814	5,903	98	814	6,001	6,815	1,066	5,749	1994	2015	30 years
Spring Creek Medical Plaza	Tomball	TX	—	2,165	8,212	69	2,165	8,281	10,446	1,183	9,263	2006	2015	35 years
MRMC MOB I	Mechanicsville	VA	—	1,669	7,024	603	1,669	7,627	9,296	3,084	6,212	1993	2012	31 years
Henrico MOB	Richmond	VA	—	968	6,189	811	359	7,609	7,968	3,120	4,848	1976	2011	25 years
St. Mary's MOB North (Floors 6 & 7)	Richmond	VA	—	227	2,961	643	227	3,604	3,831	1,487	2,344	1968	2012	22 years
Virginia Urology Center	Richmond	VA	—	3,822	16,127	15	3,822	16,142	19,964	2,504	17,460	2004	2015	35 years
St. Francis Cancer Center	Richmond	VA	—	654	18,331	518	657	18,846	19,503	2,587	16,916	2006	2015	35 years
Bonney Lake Medical Office Building	Bonney Lake	WA	10,474	5,176	14,375	172	5,176	14,547	19,723	4,474	15,249	2011	2012	35 years
Good Samaritan Medical Office Building	Puyallup	WA	12,775	781	30,368	692	801	31,040	31,841	7,905	23,936	2011	2012	35 years
Holy Family Hospital Central MOB	Spokane	WA	—	—	19,085	331	—	19,416	19,416	3,787	15,629	2007	2012	35 years
Physician's Pavilion	Vancouver	WA	—	1,411	32,939	1,019	1,450	33,919	35,369	9,827	25,542	2001	2011	35 years
Administration Building	Vancouver	WA	—	296	7,856	30	317	7,865	8,182	2,259	5,923	1972	2011	35 years
Medical Center Physician's Building	Vancouver	WA	—	1,225	31,246	3,168	1,404	34,235	35,639	9,628	26,011	1980	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Memorial MOB	Vancouver	WA	—	663	12,626	759	690	13,358	14,048	3,856	10,192	1999	2011	35 years
Salmon Creek MOB	Vancouver	WA	—	1,325	9,238	87	1,325	9,325	10,650	2,627	8,023	1994	2011	35 years
Fisher's Landing MOB	Vancouver	WA	—	1,590	5,420	59	1,613	5,456	7,069	1,850	5,219	1995	2011	34 years
Columbia Medical Plaza Vancouver	Vancouver	WA	—	281	5,266	352	331	5,568	5,899	1,706	4,193	1991	2011	35 years
Appleton Heart Institute	Appleton	WI	—	—	7,775	41	—	7,816	7,816	2,332	5,484	2003	2010	39 years
Appleton Medical Offices West	Appleton	WI	—	—	5,756	384	—	6,140	6,140	1,762	4,378	1989	2010	39 years
Appleton Medical Offices South	Appleton	WI	—	—	9,058	194	—	9,252	9,252	2,948	6,304	1983	2010	39 years
Brookfield Clinic	Brookfield	WI	—	2,638	4,093	(2,198)	440	4,093	4,533	1,494	3,039	1999	2011	35 years
Lakeshore Medical Clinic - Franklin	Franklin	WI	—	1,973	7,579	148	2,029	7,671	9,700	1,264	8,436	2008	2015	34 years
Lakeshore Medical Clinic - Greenfield	Greenfield	WI	—	1,223	13,387	36	1,223	13,423	14,646	1,844	12,802	2010	2015	35 years
Aurora Health Care - Hartford	Hartford	WI	—	3,706	22,019	—	3,706	22,019	25,725	3,419	22,306	2006	2015	35 years
Hartland Clinic	Hartland	WI	—	321	5,050	—	321	5,050	5,371	1,570	3,801	1994	2011	35 years
Aurora Healthcare - Kenosha	Kenosha	WI	—	7,546	19,155	—	7,546	19,155	26,701	3,039	23,662	2014	2015	35 years
Univ of Wisconsin Health	Monona	WI	—	678	8,017	—	678	8,017	8,695	1,357	7,338	2011	2015	35 years
Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,080	1,027	—	8,107	8,107	2,289	5,818	1993	2010	39 years
Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,462	98	—	4,560	4,560	1,463	3,097	2006	2010	39 years
Aurora Health Care - Neenah	Neenah	WI	—	2,033	9,072	—	2,033	9,072	11,105	1,512	9,593	2006	2015	35 years
New Berlin Clinic	New Berlin	WI	—	678	7,121	—	678	7,121	7,799	2,380	5,419	1999	2011	35 years
United Healthcare - Onalaska	Onalaska	WI	—	4,623	5,527	—	4,623	5,527	10,150	1,196	8,954	1995	2015	35 years
WestWood Health & Fitness	Pewaukee	WI	—	823	11,649	—	823	11,649	12,472	3,927	8,545	1997	2011	35 years
Aurora Health Care - Two Rivers	Two Rivers	WI	—	5,638	25,308	—	5,638	25,308	30,946	3,961	26,985	2006	2015	35 years
Watertown Clinic	Watertown	WI	—	166	3,234	—	166	3,234	3,400	970	2,430	2003	2011	35 years
Southside Clinic	Waukesha	WI	—	218	5,273	—	218	5,273	5,491	1,603	3,888	1997	2011	35 years
Rehabilitation Hospital	Waukesha	WI	—	372	15,636	—	372	15,636	16,008	4,163	11,845	2008	2011	35 years
United Healthcare - Wauwatosa	Wawatosa	WI	—	8,012	15,992	—	8,012	15,992	24,004	3,067	20,937	1995	2015	35 years
TOTAL FOR MEDICAL OFFICE BUILDINGS			386,382	385,196	4,171,824	286,940	379,635	4,464,325	4,843,960	1,123,736	3,720,224
RESEARCH AND INNOVATION CENTERS
Phoenix Biomedical Campus Phase I	Phoenix	AZ	—	—	4,139	—	—	4,139	4,139	—	4,139	CIP	CIP	CIP
100 College Street	New Haven	CT	—	2,706	186,570	5,985	2,706	192,555	195,261	9,295	185,966	2013	2016	59 years
300 George Street	New Haven	CT	—	2,262	122,144	4,286	2,262	126,430	128,692	6,650	122,042	2014	2016	50 years
Univ. of Miami Life Science and Technology Park	Miami	FL	—	2,249	87,019	5,186	2,253	92,201	94,454	5,875	88,579	2014	2016	53 years
IIT	Chicago	IL	—	30	55,620	279	30	55,899	55,929	3,115	52,814	2006	2016	46 years
University of Maryland BioPark I Unit 1	Baltimore	MD	—	113	25,199	789	113	25,988	26,101	1,416	24,685	2005	2016	50 years
University of Maryland BioPark II	Baltimore	MD	—	61	91,764	3,278	61	95,042	95,103	5,779	89,324	2007	2016	50 years
University of Maryland BioPark Garage	Baltimore	MD	—	77	4,677	344	77	5,021	5,098	465	4,633	2007	2016	29 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Tributary Street	Baltimore	MD	—	4,015	15,905	597	4,015	16,502	20,517	1,347	19,170	1998	2016	45 years
Beckley Street	Baltimore	MD	—	2,813	13,481	558	2,813	14,039	16,852	1,181	15,671	1999	2016	45 years
University of Maryland BioPark III	Baltimore	MD	—	980	—	—	980	—	980	—	980	CIP	CIP	CIP
Heritage at 4240	Saint Louis	MO	—	403	47,125	158	452	47,234	47,686	3,511	44,175	2013	2016	45 years
Cortex 1	Saint Louis	MO	—	631	26,543	1,111	631	27,654	28,285	2,425	25,860	2005	2016	50 years
BRDG Park	Saint Louis	MO	—	606	37,083	2,112	606	39,195	39,801	2,206	37,595	2009	2016	52 years
4220 Duncan Avenue	St Louis	MO	—	1,871	35,044	—	1,871	35,044	36,915	859	36,056	2018	2018	35 years
311 South Sarah Street	St. Louis	MO	—	5,148	—	—	5,148	—	5,148	88	5,060	CIP	CIP	CIP
4300 Duncan	St. Louis	MO	—	2,818	46,749	18	2,818	46,767	49,585	1,697	47,888	2008	2017	35 years
Weston Parkway	Cary	NC	—	1,372	6,535	1,710	1,372	8,245	9,617	678	8,939	1990	2016	50 years
Patriot Drive	Durham	NC	—	1,960	10,749	372	1,960	11,121	13,081	769	12,312	2010	2016	50 years
Chesterfield	Durham	NC	2,215	3,594	57,781	4,094	3,594	61,875	65,469	5,517	59,952	2017	2017	60 years
Paramount Parkway	Morrisville	NC	—	1,016	19,794	617	1,016	20,411	21,427	1,521	19,906	1999	2016	45 years
Wake 90	Winston-Salem	NC	—	2,752	79,949	266	2,752	80,215	82,967	5,603	77,364	2013	2016	40 years
Wake 91	Winston-Salem	NC	—	1,729	73,690	19	1,729	73,709	75,438	4,191	71,247	2011	2016	50 years
Wake 60	Winston-Salem	NC	(76,614)	1,243	83,414	1,370	1,243	84,784	86,027	6,250	79,777	2016	2016	35 years
Bailey Power Plant	Winston-Salem	NC	—	1,930	34,122	967	1,096	35,923	37,019	1,600	35,419	2017	2017	35 years
Hershey Center Unit 1	Hummelstown	PA	—	813	23,699	851	813	24,550	25,363	1,557	23,806	2007	2016	50 years
3737 Market Street	Philadelphia	PA	69,713	40	141,981	6,093	40	148,074	148,114	6,939	141,175	2014	2016	54 years
3711 Market Street	Philadelphia	PA	—	12,320	69,278	3,655	12,320	72,933	85,253	4,138	81,115	2008	2016	48 years
3750 Lancaster Avenue	Philadelphia	PA	—	—	583	—	—	583	583	—	583	CIP	CIP	CIP
3675 Market Street	Philadelphia	PA	—	11,370	109,846	—	11,370	109,846	121,216	501	120,715	2018	2018	35 years
3701 Filbert Street	Philadelphia	PA	—	—	1,477	—	—	1,477	1,477	—	1,477	CIP	CIP	CIP
115 North 38th Street	Philadelphia	PA	—	—	839	—	—	839	839	—	839	CIP	CIP	CIP
225 North 38th Street	Philadelphia	PA	—	—	3,621	—	—	3,621	3,621	—	3,621	CIP	CIP	CIP
3401 Market Street	Philadelphia	PA	—	4,500	22,157	—	4,500	22,157	26,657	62	26,595	1923	2018	35 years
South Street Landing	Providence	RI	89,399	6,358	112,784	(835)	6,358	111,949	118,307	2,728	115,579	2017	2017	45 years
2/3 Davol Square	Providence	RI	—	4,537	6,886	387	4,537	7,273	11,810	1,306	10,504	2005	2017	15 years
One Ship Street	Providence	RI	—	1,943	1,734	(29)	1,943	1,705	3,648	128	3,520	1980	2017	25 years
Brown Academic/R&D Building	Providence	RI	—	—	52,867	—	—	52,867	52,867	—	52,867	CIP	CIP	CIP
Providence Phase 2	Providence	RI	—	2,251	—	—	2,251	—	2,251	—	2,251	CIP	CIP	CIP
IRP I	Norfolk	VA	—	60	20,084	769	60	20,853	20,913	1,253	19,660	2007	2016	55 years
IRP II	Norfolk	VA	—	69	21,255	802	69	22,057	22,126	1,250	20,876	2007	2016	55 years
Wexford Biotech 8	Richmond	VA	—	2,615	85,514	684	2,615	86,198	88,813	3,323	85,490	2012	2017	35 years
TOTAL RESEARCH AND INNOVATION CENTERS			84,713	89,255	1,839,701	46,493	88,474	1,886,975	1,975,449	95,223	1,880,226
TOTAL OFFICE BUILDINGS			471,095	474,451	6,011,525	333,433	468,109	6,351,300	6,819,409	1,218,959	5,600,450
TOTAL FOR ALL PROPERTIES			$1,127,698	$2,121,219	$21,808,315	$1,044,449	$2,114,406	$22,859,577	$24,973,983	$5,492,310	$19,481,673

VENTAS, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2018

Location	Number of RE Assets	Interest Rate	Fixed / Variable	Maturity Date	Monthly Debt Service	Face Value	Net Book Value	Prior Liens
					(In thousands)
First Mortgages
Multiple	3	9.97%	V	6/30/2019	$140	$5,850	$5,850	$—
Ohio	5	8.62%	V	10/1/2021	551	78,448	78,448	—
Texas	1	7.88%	V	1/31/2029	—	1,900	1,900	—

Mezzanine Loans
Multiple	179	8.25%	F	12/9/2019	1,967	282,173	282,173	1,467,827

Construction Loans
Colorado	1	8.75%	V	2/6/2021	437	59,043	58,746	—
Total					$3,095	$427,414	$427,117	$1,467,827

Mortgage Loan Reconciliation

	2018	2017	2016
	(In thousands)
Beginning Balance	$565,875	$634,201	$780,509
Additions:
New Loans	9,900	—	140,000
Construction Draws	—	—	13,402
Total additions	9,900	—	153,402
Deductions:
Principal Repayments	(148,658)	(68,326)	(299,710)
Total deductions	(148,658)	(68,326)	(299,710)
Ending Balance	$427,117	$565,875	$634,201

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2018, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Proposals Requiring Your Vote—Proposal 1: Election of Directors,” “Our Executive Officers,” “Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Governance Policies” and “Audit and Compliance Committee” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2019.

ITEM 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Executive Compensation Committee” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2019.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2019.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Transactions with Related Persons,” “Our Board of Directors—Director Independence,” “Audit and Compliance Committee,” “Executive Compensation Committee” and “Nominating and Corporate Governance Committee” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2019.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal 2: Ratification of the Selection of KPMG LLP as Our Independent Registered Public Accounting Firm for Fiscal Year 2019” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2019.

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

Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.4
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

4.5
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

4.6
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 14, 2017, File No. 001-10989.

4.7
Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.700% Senior Notes due 2043.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013, File No. 001-10989.

4.8
Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on April 17, 2014, File No. 001-10989.

4.9
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.10
Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.11
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

4.12
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

4.13
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
4.14
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

4.15
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

4.16
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

4.17
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

4.18
Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.19
First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.20
Second Supplemental Indenture dated as of June 2, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.125% Senior Notes due 2023.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on June 2, 2016, File No. 001-10989.

4.21
Third Supplemental Indenture dated as of September 21, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

4.22
Fourth Supplemental Indenture dated as of March 29, 2017 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.100% Senior Notes due 2023 and the 3.850% Senior Notes due 2027.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 29, 2017, File No. 001-10989.

4.23	Indenture dated February 23, 2018 among Ventas, Inc., Ventas Realty, Limited Partnership, the Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.24
First Supplemental Indenture dated as of February 23, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.000% Senior Notes due 2028

Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.25
Second Supplemental Indenture dated as of August 15, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.400% Senior Notes due 2029

Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 15, 2018, File No. 001-10989.

4.26
Credit and Guaranty Agreement dated July 26, 2018 among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, The Lenders party thereto from time to time, and Bank of America, N.A., as Administrative Agent

Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on October 26, 2018, File No. 001.10989.

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

10.3	Tax Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

10.4	Employee Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

10.5*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 1, 2005, File No. 33-107942.

10.6.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.6.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.6.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.7.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.7.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.7.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.7.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.8.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.8.2*	First Amendment to the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.3*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

10.8.4*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.3 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, File No. 001-10989.

10.8.5*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.6*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.7*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.8*	Form of Performance-Based Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.9*	Form of Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.10*	Form of Transition Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.11*	Form of Performance-Based Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.12*	Form of Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.8.13*	Form of Transition Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.1*	Ventas Executive Deferred Stock Compensation Plan, as amended and restated on December 7, 2017.	Incorporated by reference herein. Previously filed as Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.9.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan, as amended and restated on December 7, 2017.	Incorporated by reference herein. Previously filed as Exhibit 10.9.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989. .

10.10.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.10.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.11.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 4, 2006, File No. 001-09028.

10.11.2*	Amendment dated October 28, 2008 to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference herein. Previously filed as Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.12*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.13.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on February 26, 2003, File No. 001-10989.

10.13.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on February 26, 2003, File No. 001-10989.

10.13.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007, File No. 001-10989.

10.13.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.13.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.14.1*	Employee Protection and Noncompetition Agreement dated June 17, 2015 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 23, 2015, File No., 001-10989.

Exhibit Number	Description of Document	Location of Document
10.14.2*	Employment Transition Agreement dated as of July 25, 2017 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on October 27, 2017, File No. 001-10989.

10.15.1*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014, File No. 001-10989.

10.15.2*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.16.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.16.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.16.3*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.17.1*	Offer of Employment Term Sheet dated March 20, 2018 from Ventas, Inc. to Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.17.2*	Employee Protection and Noncompetition Agreement dated March 20, 2018 between Ventas, Inc. and Peter J. Bulgarelli..	Incorporated by reference herein. Previously filed as Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.
10.18*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
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
Date: February 8, 2019

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 8, 2019
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2019
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 8, 2019
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 8, 2019
Melody C. Barnes

/s/ JAY M. GELLERT	Director	February 8, 2019
Jay M. Gellert

/s/ RICHARD I. GILCHRIST	Director	February 8, 2019
Richard I. Gilchrist

/s/ MATTHEW J. LUSTIG	Director	February 8, 2019
Matthew J. Lustig

/s/ ROXANNE M. MARTINO	Director	February 8, 2019
Roxanne M. Martino

/s/WALTER C. RAKOWICH	Director	February 8, 2019
Walter C. Rakowich

/s/ ROBERT D. REED	Director	February 8, 2019
Robert D. Reed

/s/ JAMES D. SHELTON	Director	February 8, 2019
James D. Shelton