Form 10-Q
period 2019-03-31
VENTAS INC
filed 2019-04-29
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
☒	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
353 N. Clark Street, Suite 3300
Chicago, Illinois
(Address of Principal Executive Offices)
60654
(Zip Code)
(877) 483-6827
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 23, 2019:
Common Stock, $0.25 par value	358,388,956

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of March 31, 2019	As of December 31, 2018
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,116,086	$2,114,406
Buildings and improvements	22,609,780	22,437,243
Construction in progress	335,773	422,334
Acquired lease intangibles	1,279,490	1,502,955
Operating lease assets	359,025	—
	26,700,154	26,476,938
Accumulated depreciation and amortization	(6,570,557)	(6,383,281)
Net real estate property	20,129,597	20,093,657
Secured loans receivable and investments, net	496,344	495,869
Investments in unconsolidated real estate entities	48,162	48,378
Net real estate investments	20,674,103	20,637,904
Cash and cash equivalents	82,514	72,277
Escrow deposits and restricted cash	57,717	59,187
Goodwill	1,050,876	1,050,548
Assets held for sale	5,978	5,454
Other assets	796,909	759,185
Total assets	$22,668,097	$22,584,555
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$10,690,176	$10,733,699
Accrued interest	81,766	99,667
Operating lease liabilities	214,046	—
Accounts payable and other liabilities	1,063,707	1,086,030
Liabilities related to assets held for sale	947	205
Deferred income taxes	205,056	205,219
Total liabilities	12,255,698	12,124,820
Redeemable OP unitholder and noncontrolling interests	206,386	188,141
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 358,387 and 356,572 shares issued at March 31, 2019 and December 31, 2018, respectively	89,579	89,125
Capital in excess of par value	13,160,550	13,076,528
Accumulated other comprehensive loss	(12,065)	(19,582)
Retained earnings (deficit)	(3,088,401)	(2,930,214)
Total Ventas stockholders’ equity	10,149,663	10,215,857
Noncontrolling interests	56,350	55,737
Total equity	10,206,013	10,271,594
Total liabilities and equity	$22,668,097	$22,584,555
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$200,068	$190,641
Office	201,428	194,168
	401,496	384,809
Resident fees and services	521,447	514,753
Office building and other services revenue	2,518	3,328
Income from loans and investments	17,126	31,181
Interest and other income	287	9,634
Total revenues	942,874	943,705
Expenses
Interest	110,619	111,363
Depreciation and amortization	235,920	233,150
Property-level operating expenses:
Senior living	360,986	352,220
Office	62,085	60,693
Triple-net leased	7,433	—
	430,504	412,913
Office building services costs	633	115
General, administrative and professional fees	40,760	37,174
Loss on extinguishment of debt, net	405	10,977
Merger-related expenses and deal costs	2,180	17,336
Other	23	3,120
Total expenses	821,044	826,148
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	121,830	117,557
Loss from unconsolidated entities	(946)	(40,739)
Gain on real estate dispositions	5,447	48
Income tax benefit	1,257	3,242
Income from continuing operations	127,588	80,108
Discontinued operations	—	(10)
Net income	127,588	80,098
Net income attributable to noncontrolling interests	1,803	1,395
Net income attributable to common stockholders	$125,785	$78,703
Earnings per common share
Basic:
Income from continuing operations	$0.36	$0.22
Net income attributable to common stockholders	0.35	0.22
Diluted:
Income from continuing operations	$0.35	$0.22
Net income attributable to common stockholders	0.35	0.22
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$127,588	$80,098
Other comprehensive income:
Foreign currency translation	3,827	12,203
Unrealized gain (loss) on marketable debt securities	9,291	(172)
Derivative instruments	(5,438)	8,615
Total other comprehensive income	7,680	20,646
Comprehensive income	135,268	100,744
Comprehensive income attributable to noncontrolling interests	1,803	1,395
Comprehensive income attributable to common stockholders	$133,465	$99,349

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2019	(In thousands, except per share amounts)
Balance at January 1, 2018	$89,029	$13,053,057	$(35,120)	$(2,240,698)	$(42)	$10,866,226	$65,959	$10,932,185
Net income	—	—	—	78,703	—	78,703	1,395	80,098
Other comprehensive income	—	—	20,646	—	—	20,646	—	20,646
Net change in noncontrolling interests	—	770	—	—	—	770	(4,125)	(3,355)
Dividends to common stockholders—$0.79 per share	—	—	—	(282,088)	—	(282,088)	—	(282,088)
Issuance of common stock for stock plans	1	1,160	—	—	—	1,161	—	1,161
Adjust redeemable OP unitholder interests to current fair value	—	23,537	—	—	—	23,537	—	23,537
Redemption of OP Units	—	(361)	—	—	234	(127)	—	(127)
Grant of restricted stock, net of forfeitures	32	2,057	—	—	(745)	1,344	—	1,344
Cumulative effect change in accounting principles	—	—	—	30,643	—	30,643	—	30,643
Balance at March 31, 2018	$89,062	$13,080,220	$(14,474)	$(2,413,440)	$(553)	$10,740,815	$63,229	$10,804,044

Balance at January 1, 2019	$89,125	$13,076,528	$(19,582)	$(2,930,214)	$—	$10,215,857	$55,737	$10,271,594
Net income	—	—	—	125,785	—	125,785	1,803	127,588
Other comprehensive income	—	—	7,680	—	—	7,680	—	7,680
Net change in noncontrolling interests	—	(1,690)	—	—	—	(1,690)	(1,190)	(2,880)
Dividends to common stockholders—$0.7925 per share	—	—	—	(284,772)	—	(284,772)	—	(284,772)
Issuance of common stock	390	98,048	—	—	—	98,438	—	98,438
Issuance of common stock for stock plans	9	9,819	—	—	4,090	13,918	—	13,918
Adjust redeemable OP unitholder interests to current fair value	—	(19,068)	—	—	—	(19,068)	—	(19,068)
Grant of restricted stock, net of forfeitures	55	(3,087)	—	—	(4,090)	(7,122)	—	(7,122)
Cumulative effect change in accounting principles	—	—	(163)	800	—	637	—	637
Balance at March 31, 2019	$89,579	$13,160,550	$(12,065)	$(3,088,401)	$—	$10,149,663	$56,350	$10,206,013
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$127,588	$80,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,920	233,150
Amortization of deferred revenue and lease intangibles, net	(2,846)	(3,865)
Other non-cash amortization	6,131	3,777
Stock-based compensation	8,405	7,124
Straight-lining of rental income	(8,489)	(3,622)
Loss on extinguishment of debt, net	405	10,977
Gain on real estate dispositions	(5,447)	(48)
Loss on real estate loan investments	—	9
Income tax benefit	(1,715)	(3,675)
Loss from unconsolidated entities	946	40,739
Distributions from unconsolidated entities	1,200	1,389
Other	2,283	(90)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(13,704)	5,263
Decrease in accrued interest	(18,047)	(16,524)
Increase (decrease) in accounts payable and other liabilities	3,490	(46,683)
Net cash provided by operating activities	336,120	308,019
Cash flows from investing activities:
Net investment in real estate property	(13,097)	(11,450)
Investment in loans receivable	(4,257)	(4,381)
Proceeds from real estate disposals	17,551	175,370
Proceeds from loans receivable	1,275	143,094
Development project expenditures	(49,652)	(73,889)
Capital expenditures	(21,955)	(20,617)
Investment in unconsolidated entities	(687)	(39,101)
Insurance proceeds for property damage claims	2,998	1,527
Net cash (used in) provided by investing activities	(67,824)	170,553
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(700,775)	273,843
Net change in borrowings under commercial paper program	194,498	—
Proceeds from debt	706,591	738,519
Repayment of debt	(262,570)	(1,217,118)
Payment of deferred financing costs	(6,837)	(6,318)
Issuance of common stock, net	98,378	—
Cash distribution to common stockholders	(282,874)	(281,635)
Cash distribution to redeemable OP unitholders	(2,216)	(1,858)
Cash issued for redemption of OP Units	—	(655)
Contributions from noncontrolling interests	1,223	—
Distributions to noncontrolling interests	(2,623)	(3,339)
Other	(2,558)	(4,687)
Net cash used in financing activities	(259,763)	(503,248)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,533	(24,676)
Effect of foreign currency translation	234	5
Cash, cash equivalents and restricted cash at beginning of period	131,464	188,253
Cash, cash equivalents and restricted cash at end of period	$140,231	$163,582
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$—	$28,910
Other assets	—	4,112
Other liabilities	—	15,938
Equity issued for redemption of OP Units	—	266
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2019, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 17 properties under development, including four properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2019, we leased a total of 438 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of March 31, 2019, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Eclipse Senior Living (“ESL”), to manage 363 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 129 properties (excluding two properties managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of March 31, 2019.

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

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	March 31, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$681,617	$251,640	$673,467	$238,147
Other identified VIEs	2,121,897	440,507	2,075,499	402,478
Tax credit VIEs	803,087	316,818	797,077	298,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of March 31, 2019, third party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

As redemption rights are outside of our control, the redeemable OP Units are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Units at the greater of cost or redemption value. As of March 31, 2019 and December 31, 2018, the fair value of the redeemable OP Units was $191.3 million and $174.6 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at March 31, 2019 and December 31, 2018. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

Accounting for Historic and New Markets Tax Credits

For certain of our research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new markets tax credits (“NMTCs”). As of March 31, 2019, we owned nine properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and research and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2019 and December 31, 2018, this cumulative excess totaled $258.1 million and $250.0 million (net of allowances of $44.6 million, recorded under prior accounting guidance), respectively (excluding properties classified as held for sale).

Certain of our leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

We assess the probability of collecting substantially all rents under our leases based on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, the type of property, the value of the underlying collateral, if any, expected future performance of the property and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income for the amount we deemed uncollectible. If we change our conclusions regarding the probability of collecting rent payments required by a lease, we may recognize adjustments to rental income in the period we make such change in our conclusions.

Senior Living Operations

Our resident agreements are accounted for as leases and we recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.

Recently Issued or Adopted Accounting Standards

We adopted ASC Topic 842, Leases (“ASC 842”) on January 1, 2019, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification.

ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We elected these practical expedients using the effective date as our date of initial application. Therefore, financial information and disclosures under ASC 842 are not provided for periods prior to January 1, 2019.

Upon adoption, we recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment. We now also report revenues and expenses within our triple-net leased properties reportable business segment for real estate taxes and insurance that are escrowed and obligations of the tenants in accordance with their respective leases with us. This reporting will have no impact on our net income. Resident leases within our senior living operations reportable business segment and office leases also contain service elements. We elected the practical expedient to account for our resident and office leases as a single lease component. Also, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Prior to the adoption of ASC 842, GAAP provided for the deferral and amortization of such costs over the applicable lease term. We are continuing to amortize any unamortized deferred lease costs as of December 31, 2018 over their respective lease terms.

As of January 1, 2019, we recognized operating lease assets of $361.7 million on our Consolidated Balance Sheets which includes the present value of minimum lease payments as well as certain existing above and/or below market lease intangible values associated with such leases. Also upon adoption, we recognized operating lease liabilities of $216.9 million on our Consolidated Balance Sheets. The present value of minimum lease payments was calculated on each lease using a discount rate that approximates our incremental borrowing rate primarily adjusted for the length of the individual lease terms. As of the January 1, 2019 adoption date, we utilized discount rates ranging from 6.15% to 7.60% for our ground leases.

We recognized a cumulative effect adjustment to retained earnings of $0.6 million primarily relating to certain costs associated with unexecuted leases that were deferred as of December 31, 2018.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2019, Atria, Sunrise, Brookdale Senior Living, Ardent, ESL and Kindred managed or operated approximately 22.3%, 11.0%, 8.4%, 5.1%, 3.9% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2019). Because Atria, Sunrise and ESL manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 39.7% and 21.8% of our consolidated real estate investments were seniors housing communities included in the senior living operations and triple-net leased properties reportable business segments, respectively (excluding properties classified as held for sale as of March 31, 2019). MOBs, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 38.5%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of March 31, 2019, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties

The following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Three Months Ended March 31,
	2019	2018
Revenues(1):
Brookdale Senior Living	4.8%	4.6%
Ardent	3.1	3.0
Kindred	3.4	3.4
NOI:
Brookdale Senior Living	8.8%	8.1%
Ardent	5.7	5.4
Kindred	6.2	6.1

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended March 31, 2019 and 2018. If Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

Our 9.8% ownership interest in Ardent entitles us to certain rights and minority protections, as well as the right to appoint one of 11 members on the Ardent Board of Directors.

Senior Living Operations

As of March 31, 2019, Atria, Sunrise and ESL, collectively, provided comprehensive property management and accounting services with respect to 337 of our 358 consolidated seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our 34% ownership interest in Atria entitles us to customary rights and minority protections, including the right to appoint two of six members to the Atria Board of Directors.

Our 34% ownership interest in ESL entitles us to customary rights and minority protections, including the right to appoint two of six members to the ESL Board of Directors. ESL management owns the 66% controlling interest.

Brookdale Senior Living, Kindred, Atria, Sunrise, Ardent and ESL Information

Brookdale Senior Living is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Kindred is not currently subject to the reporting requirements of the SEC, but was subject to such reporting requirements prior to the closing of transactions in July 2018 pursuant to which Kindred was acquired by a consortium of TPG Capital, Welsh, Carson, Anderson & Stowe and Humana, Inc. The information related to Brookdale Senior Living and Kindred contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information, or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.

Kindred, Atria, Sunrise, Ardent and ESL are not currently subject to the reporting requirements of the SEC. The information related to Kindred, Atria, Sunrise, Ardent and ESL contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Kindred, Atria, Sunrise, Ardent or ESL, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

NOTE 4—DISPOSITIONS

2019 Activity

During the three months ended March 31, 2019, we sold one triple-net leased property and three MOBs for aggregate consideration of $17.6 million, and we recognized a gain on the sale of these assets of $5.4 million.

Real Estate Impairment

We recognized impairments of $10.2 million and $7.0 million, respectively, for the three months ended March 31, 2019 and 2018, which are recorded in depreciation and amortization in our Consolidated Statements of Income, and relate to our triple-net leased properties and office operations reportable business segments. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets.

	As of March 31, 2019			As of December 31, 2018
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-Net Leased Properties	1	$3,293	$235	1	$5,482	$40
Office Operations (1)	2	2,518	704	—	160	152
Senior Living Operations (1)	—	167	8	—	(188)	13
Total	3	$5,978	$947	1	$5,454	$205

(1) Balances relate to anticipated post-closing settlements of working capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of March 31, 2019 and December 31, 2018, we had $769.5 million and $756.5 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of March 31, 2019:
Secured/mortgage loans and other, net	$439,462	$439,462	$424,664	$—
Government-sponsored pooled loan investments, net (1)	56,882	50,199	56,882	6,683
Total investments reported as secured loans receivable and investments, net	496,344	489,661	481,546	6,683
Non-mortgage loans receivable, net	57,226	57,226	57,373	—
Senior unsecured notes (2)	215,884	197,530	215,884	18,354
Total loans receivable and investments, net	$769,454	$744,417	$754,803	$25,037

As of December 31, 2018:
Secured/mortgage loans and other, net	$439,491	$439,491	$425,290	$—
Government-sponsored pooled loan investments, net (1)	56,378	49,601	56,378	6,777
Total investments reported as secured loans receivable and investments, net	495,869	489,092	481,668	6,777
Non-mortgage loans receivable, net	54,164	54,164	54,081	—
Senior unsecured notes (2)	206,442	197,473	206,442	8,969
Total loans receivable and investments, net	$756,475	$740,729	$742,191	$15,746

(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023.
(2) Investments in senior unsecured notes have contractual maturity dates in 2026.

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At March 31, 2019, we had a 25% interest in a joint venture that has a 90% or more ownership in six properties, excluding properties under development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria, 34% interest in ESL and 9.8% interest in Ardent, which are included within other assets on our Consolidated Balance Sheets, under the equity method of accounting.

With the exception of our interests in Atria, ESL and Ardent, we provide various services to unconsolidated entities in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $0.7 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.

In March 2018, we recognized an impairment charge of $35.7 million relating to one of our equity investments in an unconsolidated real estate joint venture consisting principally of SNFs, which is recorded in loss from unconsolidated entities in our Consolidated Statements of Income. We completed the sale of our 25% interest to our joint venture partner in July 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7—INTANGIBLES

The following is a summary of our intangibles:

	As of March 31, 2019		As of December 31, 2018
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$181,259	6.6	$181,393	6.7
In-place and other lease intangibles	1,098,231	11.9	1,321,562	24.7
Goodwill	1,050,876	N/A	1,050,548	N/A
Other intangibles	35,793	11.6	35,759	11.8
Accumulated amortization	(910,861)	N/A	(921,107)	N/A
Net intangible assets	$1,455,298	11.2	$1,668,155	22.9
Intangible liabilities:
Below market lease intangibles	$356,757	14.6	$356,771	14.4
Other lease intangibles	13,498	N/A	31,418	46.5
Accumulated amortization	(196,405)	N/A	(191,909)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$177,418	14.6	$199,848	17.2
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

The change in other lease intangible assets and liabilities is due to the presentation of ground lease intangibles within operating lease assets on our Consolidated Balance Sheets beginning January 1, 2019. See “NOTE 2—ACCOUNTING POLICIES.”

NOTE 8—OTHER ASSETS

The following is a summary of our other assets:

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Straight-line rent receivables	$258,136	$250,023
Non-mortgage loans receivable, net	57,226	54,164
Senior unsecured notes	215,884	206,442
Other intangibles, net	5,513	5,623
Investment in unconsolidated operating entities	55,490	56,820
Other	204,660	186,113
Total other assets	$796,909	$759,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt:

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Unsecured revolving credit facility (1)	$52,135	$765,919
Commercial paper notes	195,000	—
Secured revolving construction credit facility due 2022	104,629	90,488
3.00% Senior Notes, Series A due 2019 (2)	299,760	293,319
2.70% Senior Notes due 2020	500,000	500,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.30% Senior Notes, Series C due 2022 (2)	187,350	183,325
Unsecured term loan due 2023	300,000	300,000
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	206,085	201,657
Unsecured term loan due 2024	600,000	600,000
3.50% Senior Notes due 2024	400,000	—
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	187,350	183,324
3.50% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,823	22,823
5.45% Senior Notes due 2043	—	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	—
Mortgage loans and other	1,131,646	1,127,697
Total	10,789,178	10,829,702
Deferred financing costs, net	(83,117)	(69,615)
Unamortized fair value adjustment	9,584	(1,163)
Unamortized discounts	(25,469)	(25,225)
Senior notes payable and other debt	$10,690,176	$10,733,699

(1)
As of March 31, 2019 and December 31, 2018, respectively, $24.0 million and $23.1 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $28.2 million and $27.8 million were denominated in British pounds as of March 31, 2019 and December 31, 2018, respectively.

(2)	Canadian Dollar debt obligations converted to US Dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of March 31, 2019, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2019	$397,176	$195,000	$12,080	$604,256
2020	596,590	—	15,322	611,912
2021	67,316	52,135	14,232	133,683
2022	1,510,316	—	12,743	1,523,059
2023	1,546,722	—	9,104	1,555,826
Thereafter (2)	6,280,279	—	80,163	6,360,442
Total maturities	$10,398,399	$247,135	$143,644	$10,789,178

(1)
At March 31, 2019, we had $82.5 million of unrestricted cash and cash equivalents, for $164.6 million of net borrowings outstanding under our unsecured revolving credit facility and commercial paper program.

(2)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1, 2027, and $22.8 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2023 and 2028.

Credit Facilities and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at London Inter-bank Offered Rate (“LIBOR”) plus 0.875% as of March 31, 2019. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of March 31, 2019, $52.1 million was outstanding under the unsecured revolving credit facility with an additional
$23.1 million restricted to support outstanding letters of credit, resulting in $2.9 billion in available liquidity under the unsecured revolving credit facility.

As of March 31, 2019, we had a $900.0 million unsecured term loan facility priced at LIBOR plus 0.90%, comprised of a $300.0 million term loan that matures in 2023 and a $600.0 million term loan that matures in 2024.  The term loan facility also includes an accordion feature that permits us to increase our aggregate borrowings thereunder to up to $1.5 billion.

As of March 31, 2019, we had a $400.0 million secured revolving construction credit facility with $104.6 million of borrowings outstanding and $295.4 million of unused borrowing capacity. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

Senior Notes

In January 2019, we redeemed $258.8 million aggregate principal amount then outstanding of our 5.45% senior notes due 2043 at a public offering price at par, plus accrued and unpaid interest to the redemption date. Notice of the redemption was given in November 2018 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $7.1 million during the year ended December 31, 2018 and $0.4 million during the three months ended March 31, 2019.

In February 2019, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), issued and sold $400.0 million aggregate principal amount of 3.50% senior notes due 2024 at a public offering price equal to 99.88% of par, for total proceeds of $399.5 million before the underwriting discount and expenses, and $300.0 million aggregate principal amount of 4.875% senior notes due 2049 at a public offering price equal to 99.77% of par, for total proceeds of $299.3 million before the underwriting discount and expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Commercial Paper Program

In January 2019, Ventas Realty established an unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2019, we had $195.0 million of borrowings outstanding.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$82,514	$82,514	$72,277	$72,277
Secured mortgage loans and other, net	439,462	424,664	439,491	425,290
Non-mortgage loans receivable, net	57,226	57,373	54,164	54,081
Senior unsecured notes	215,884	215,884	206,442	206,442
Government-sponsored pooled loan investments	56,882	56,882	56,378	56,378
Derivative instruments	3,680	3,680	6,012	6,012
Liabilities:
Senior notes payable and other debt, gross	10,789,178	10,897,452	10,829,702	10,617,074
Derivative instruments	7,258	7,258	4,561	4,561
Redeemable OP Units	191,285	191,285	174,552	174,552

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

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the three months ended March 31, 2019, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provisions for income taxes for the three months ended March 31, 2019 and 2018 were benefits of $1.3 million and $3.2 million, respectively. The income tax benefits for the three months ended March 31, 2019 and 2018 were each due primarily to operating losses at our TRS entities.

Realization of a deferred tax benefit related to NOLs depends, in part, upon generating sufficient taxable income within the relevant carryforward period. The REIT NOL carryforwards will begin to expire within the current year while TRS NOL carryforwards will begin to expire in 2026.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $205.1 million and $205.2 million as of March 31, 2019 and December 31, 2018, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2015 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2014 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2014 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 13—STOCKHOLDERS' EQUITY
Capital Stock
From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”).  For the three months ended March 31, 2019, we sold 1.6 million shares of common stock under our ATM program for gross proceeds of $64.15 per share, resulting in aggregate net proceeds of $98.5 million, after sales agent commissions.  As of March 31, 2019, $900.0 million of our common stock remained available for sale under our ATM program.
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss:

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Foreign currency translation	$(51,189)	$(55,016)
Accumulated unrealized gain on marketable debt securities	25,037	15,746
Derivative instruments	14,087	19,688
Total accumulated other comprehensive loss	$(12,065)	$(19,582)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$127,588	$80,108
Discontinued operations	—	(10)
Net income	127,588	80,098
Net income attributable to noncontrolling interests	1,803	1,395
Net income attributable to common stockholders	$125,785	$78,703
Denominator:
Denominator for basic earnings per share—weighted average shares	356,853	356,112
Effect of dilutive securities:
Stock options	328	125
Restricted stock awards	440	188
OP unitholder interests	2,998	2,428
Denominator for diluted earnings per share—adjusted weighted average shares	360,619	358,853
Basic earnings per share:
Income from continuing operations	$0.36	$0.22
Net income attributable to common stockholders	0.35	0.22
Diluted earnings per share:
Income from continuing operations	$0.35	$0.22
Net income attributable to common stockholders	0.35	0.22

Dividends declared per common share	$0.7925	$0.79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 15—SEGMENT INFORMATION

As of March 31, 2019, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria, Sunrise and ESL, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. We define segment NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. We consider segment NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, segment NOI should be examined in conjunction with net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summary information by reportable business segment is as follows:

	For the Three Months Ended March 31,2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$200,068	$—	$201,428	$—	$401,496
Resident fees and services	—	521,447	—	—	521,447
Office building and other services revenue	—	—	1,775	743	2,518
Income from loans and investments	—	—	—	17,126	17,126
Interest and other income	—	—	—	287	287
Total revenues	$200,068	$521,447	$203,203	$18,156	$942,874

Total revenues	$200,068	$521,447	$203,203	$18,156	$942,874
Less:
Interest and other income	—	—	—	287	287
Property-level operating expenses	7,433	360,986	62,085	—	430,504
Office building services costs	—	—	633	—	633
Segment NOI	192,635	160,461	140,485	17,869	511,450
Income (loss) from unconsolidated entities	508	(934)	229	(749)	(946)
Segment profit	$193,143	$159,527	$140,714	$17,120	510,504
Interest and other income					287
Interest expense					(110,619)
Depreciation and amortization					(235,920)
General, administrative and professional fees					(40,760)
Loss on extinguishment of debt, net					(405)
Merger-related expenses and deal costs					(2,180)
Other					(23)
Gain on real estate dispositions					5,447
Income tax benefit					1,257
Income from continuing operations					127,588
Discontinued operations					—
Net income					127,588
Net income attributable to noncontrolling interests					1,803
Net income attributable to common stockholders					$125,785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended March 31, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$190,641	$—	$194,168	$—	$384,809
Resident fees and services	—	514,753	—	—	514,753
Office building and other services revenue	1,142	—	1,634	552	3,328
Income from loans and investments	—	—	—	31,181	31,181
Interest and other income	—	—	—	9,634	9,634
Total revenues	$191,783	$514,753	$195,802	$41,367	$943,705

Total revenues	$191,783	$514,753	$195,802	$41,367	$943,705
Less:
Interest and other income	—	—	—	9,634	9,634
Property-level operating expenses	—	352,220	60,693	—	412,913
Office building services costs	—	—	115	—	115
Segment NOI	191,783	162,533	134,994	31,733	521,043
Loss from unconsolidated entities	(38,654)	(641)	(620)	(824)	(40,739)
Segment profit	$153,129	$161,892	$134,374	$30,909	480,304
Interest and other income					9,634
Interest expense					(111,363)
Depreciation and amortization					(233,150)
General, administrative and professional fees					(37,174)
Loss on extinguishment of debt, net					(10,977)
Merger-related expenses and deal costs					(17,336)
Other					(3,120)
Gain on real estate dispositions					48
Income tax benefit					3,242
Income from continuing operations					80,108
Discontinued operations					(10)
Net income					80,098
Net income attributable to noncontrolling interests					1,395
Net income attributable to common stockholders					$78,703

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Capital expenditures:
Triple-net leased properties	$8,591	$5,668
Senior living operations	26,959	30,577
Office operations	49,154	69,711
Total capital expenditures	$84,704	$105,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenues:
United States	$888,281	$887,745
Canada	47,597	48,536
United Kingdom	6,996	7,424
Total revenues	$942,874	$943,705

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Net real estate property:
United States	$18,879,373	$18,861,163
Canada	978,703	963,588
United Kingdom	271,521	268,906
Total net real estate property	$20,129,597	$20,093,657

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
Ventas, Inc. has also fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). None of our other subsidiaries is obligated with respect to Ventas Canada Finance Limited’s outstanding senior notes, all of which were issued on a private placement basis in Canada.
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
The following pages summarize our condensed consolidating information as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$3,561	$111,849	$20,558,693	$—	$20,674,103
Cash and cash equivalents	12,990	—	69,524	—	82,514
Escrow deposits and restricted cash	2,947	128	54,642	—	57,717
Investment in and advances to affiliates	15,633,653	2,726,198	—	(18,359,851)	—
Goodwill	—	—	1,050,876	—	1,050,876
Assets held for sale	—	—	5,978	—	5,978
Other assets	73,163	4,395	719,351	—	796,909
Total assets	$15,726,314	$2,842,570	$22,459,064	$(18,359,851)	$22,668,097
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,552,905	$2,137,271	$—	$10,690,176
Intercompany loans	8,752,449	(5,490,449)	(3,262,000)	—	—
Accrued interest	(11,670)	71,560	21,876	—	81,766
Operating lease liabilities	12,541	521	200,984	—	214,046
Accounts payable and other liabilities	311,104	18,763	733,840	—	1,063,707
Liabilities related to assets held for sale	—	—	947	—	947
Deferred income taxes	608	—	204,448	—	205,056
Total liabilities	9,065,032	3,153,300	37,366	—	12,255,698
Redeemable OP unitholder and noncontrolling interests	15,257	—	191,129	—	206,386
Total equity	6,646,025	(310,730)	22,230,569	(18,359,851)	10,206,013
Total liabilities and equity	$15,726,314	$2,842,570	$22,459,064	$(18,359,851)	$22,668,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$3,598	$112,691	$20,521,615	$—	$20,637,904
Cash and cash equivalents	6,470	—	65,807	—	72,277
Escrow deposits and restricted cash	4,211	128	54,848	—	59,187
Investment in and advances to affiliates	15,656,592	2,726,198	—	(18,382,790)	—
Goodwill	—	—	1,050,548	—	1,050,548
Assets held for sale	—	—	5,454	—	5,454
Other assets	45,989	4,443	708,753	—	759,185
Total assets	$15,716,860	$2,843,460	$22,407,025	$(18,382,790)	$22,584,555
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,620,867	$2,112,832	$—	$10,733,699
Intercompany loans	8,580,896	(5,629,764)	(2,951,132)	—	—
Accrued interest	(9,953)	85,717	23,903	—	99,667
Accounts payable and other liabilities	319,753	19,178	747,099	—	1,086,030
Liabilities related to assets held for sale	—	—	205	—	205
Deferred income taxes	608	—	204,611	—	205,219
Total liabilities	8,891,304	3,095,998	137,518	—	12,124,820
Redeemable OP unitholder and noncontrolling interests	13,746	—	174,395	—	188,141
Total equity	6,811,810	(252,538)	22,095,112	(18,382,790)	10,271,594
Total liabilities and equity	$15,716,860	$2,843,460	$22,407,025	$(18,382,790)	$22,584,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended March 31,2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$266	$35,459	$365,771	$—	$401,496
Resident fees and services	—	—	521,447	—	521,447
Office building and other services revenue	—	—	2,518	—	2,518
Income from loans and investments	423	—	16,703	—	17,126
Equity earnings in affiliates	97,834	—	(560)	(97,274)	—
Interest and other income	12	29	246	—	287
Total revenues	98,535	35,488	906,125	(97,274)	942,874
Expenses
Interest	(20,672)	83,094	48,197	—	110,619
Depreciation and amortization	1,351	1,388	233,181	—	235,920
Property-level operating expenses	—	162	430,342	—	430,504
Office building services costs	—	—	633	—	633
General, administrative and professional fees	(8,667)	6,468	42,959	—	40,760
Loss on extinguishment of debt, net	—	405	—	—	405
Merger-related expenses and deal costs	886	—	1,294	—	2,180
Other	(257)	1	279	—	23
Total expenses	(27,359)	91,518	756,885	—	821,044
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	125,894	(56,030)	149,240	(97,274)	121,830
Loss from unconsolidated entities	—	—	(946)	—	(946)
Gain on real estate dispositions	—	—	5,447	—	5,447
Income tax (expense) benefit	(109)	—	1,366	—	1,257
Income (loss) from continuing operations	125,785	(56,030)	155,107	(97,274)	127,588
Discontinued operations	—	—	—	—	—
Net income (loss)	125,785	(56,030)	155,107	(97,274)	127,588
Net income attributable to noncontrolling interests	—	—	1,803	—	1,803
Net income (loss) attributable to common stockholders	$125,785	$(56,030)	$153,304	$(97,274)	$125,785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended March 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$601	$34,386	$349,822	$—	$384,809
Resident fees and services	—	—	514,753	—	514,753
Office building and other services revenue	—	—	3,328	—	3,328
Income from loans and investments	491	—	30,690	—	31,181
Equity earnings in affiliates	60,297	—	(646)	(59,651)	—
Interest and other income	9,323	—	311	—	9,634
Total revenues	70,712	34,386	898,258	(59,651)	943,705
Expenses
Interest	(28,694)	82,312	57,745	—	111,363
Depreciation and amortization	1,344	1,444	230,362	—	233,150
Property-level operating expenses	—	72	412,841	—	412,913
Office building services costs	—	—	115	—	115
General, administrative and professional fees	557	4,050	32,567	—	37,174
Loss on extinguishment of debt, net	168	10,809	—	—	10,977
Merger-related expenses and deal costs	16,246	—	1,090	—	17,336
Other	2,169	—	951	—	3,120
Total expenses	(8,210)	98,687	735,671	—	826,148
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	78,922	(64,301)	162,587	(59,651)	117,557
Loss from unconsolidated entities	—	—	(40,739)	—	(40,739)
Gain on real estate dispositions	—	—	48	—	48
Income tax (expense) benefit	(209)	—	3,451	—	3,242
Income (loss) from continuing operations	78,713	(64,301)	125,347	(59,651)	80,108
Discontinued operations	(10)	—	—	—	(10)
Net income (loss)	78,703	(64,301)	125,347	(59,651)	80,098
Net income attributable to noncontrolling interests	—	—	1,395	—	1,395
Net income (loss) attributable to common stockholders	$78,703	$(64,301)	$123,952	$(59,651)	$78,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$125,785	$(56,030)	$155,107	$(97,274)	$127,588
Other comprehensive income (loss):
Foreign currency translation	6,559	—	(2,732)	—	3,827
Unrealized gain on marketable debt securities	—	—	9,291	—	9,291
Derivative instruments	—	(4,049)	(1,389)	—	(5,438)
Total other comprehensive income (loss)	6,559	(4,049)	5,170	—	7,680
Comprehensive income (loss)	132,344	(60,079)	160,277	(97,274)	135,268
Comprehensive income attributable to noncontrolling interests	—	—	1,803	—	1,803
Comprehensive income (loss) attributable to common stockholders	$132,344	$(60,079)	$158,474	$(97,274)	$133,465

	For the Three Months Ended March 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$78,703	$(64,301)	$125,347	$(59,651)	$80,098
Other comprehensive income:
Foreign currency translation	12,381	—	(178)	—	12,203
Unrealized loss on marketable debt securities	—	—	(172)	—	(172)
Derivative instruments	—	8,021	594	—	8,615
Total other comprehensive income	12,381	8,021	244	—	20,646
Comprehensive income (loss)	91,084	(56,280)	125,591	(59,651)	100,744
Comprehensive income attributable to noncontrolling interests	—	—	1,395	—	1,395
Comprehensive income (loss) attributable to common stockholders	$91,084	$(56,280)	$124,196	$(59,651)	$99,349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$10,545	$(68,079)	$393,654	$—	$336,120

Cash flows from investing activities:
Net investment in real estate property	(13,097)	—	—	—	(13,097)
Investment in loans receivable	(2,335)	—	(1,922)	—	(4,257)
Proceeds from real estate disposals	17,551	—	—	—	17,551
Proceeds from loans receivable	11	—	1,264	—	1,275
Development project expenditures	—	—	(49,652)	—	(49,652)
Capital expenditures	—	—	(21,955)	—	(21,955)
Investment in unconsolidated entities	—	—	(687)	—	(687)
Insurance proceeds for property damage claims			2,998	—	2,998
Net cash provided by (used in) investing activities	2,130	—	(69,954)	—	(67,824)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(700,858)	83	—	(700,775)
Net change in borrowings under commercial paper program	—	194,498	—	—	194,498
Proceeds from debt	—	698,822	7,769	—	706,591
Repayment of debt	—	(258,750)	(3,820)	—	(262,570)
Net change in intercompany debt	172,998	141,204	(314,202)	—	—
Payment of deferred financing costs	—	(6,837)	—	—	(6,837)
Issuance of common stock, net	98,378	—	—	—	98,378
Cash distribution to common stockholders	(282,874)	—	—	—	(282,874)
Cash distribution to redeemable OP unitholders	—	—	(2,216)	—	(2,216)
Contributions from noncontrolling interests	—	—	1,223	—	1,223
Distributions to noncontrolling interests	—	—	(2,623)	—	(2,623)
Other	(2,552)	—	(6)	—	(2,558)
Net cash (used in) provided by financing activities	(14,050)	68,079	(313,792)	—	(259,763)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,375)	—	9,908	—	8,533
Effect of foreign currency translation	6,631	—	(6,397)	—	234
Cash, cash equivalents and restricted cash at beginning of period	10,681	128	120,655	—	131,464
Cash, cash equivalents and restricted cash at end of period	$15,937	$128	$124,166	$—	$140,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(19,936)	$(58,562)	$386,517	$—	$308,019

Cash flows from investing activities:
Net investment in real estate property	(11,450)	—	—	—	(11,450)
Investment in loans receivable and other	(2,740)	—	(1,641)	—	(4,381)
Proceeds from real estate disposals	175,370	—	—	—	175,370
Proceeds from loans receivable	1,441	—	141,653	—	143,094
Development project expenditures	—	—	(73,889)	—	(73,889)
Capital expenditures	—	—	(20,617)	—	(20,617)
Investment in unconsolidated entities	—	—	(39,101)	—	(39,101)
Insurance proceeds for property damage claims	—	—	1,527	—	1,527
Net cash provided by investing activities	162,621	—	7,932	—	170,553

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	266,764	7,079	—	273,843
Proceeds from debt	—	655,044	83,475	—	738,519
Repayment of debt	(168)	(1,211,643)	(5,307)	—	(1,217,118)
Net change in intercompany debt	103,372	354,018	(457,390)	—	—
Payment of deferred financing costs	—	(5,621)	(697)	—	(6,318)
Cash distribution to common stockholders	(281,635)	—	—	—	(281,635)
Cash distribution to redeemable OP unitholders	—	—	(1,858)	—	(1,858)
Cash issued for redemption of OP Units	—	—	(655)	—	(655)
Distributions to noncontrolling interests	—	—	(3,339)	—	(3,339)
Other	(4,687)	—	—	—	(4,687)
Net cash (used in) provided by financing activities	(183,118)	58,562	(378,692)	—	(503,248)
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,433)	—	15,757	—	(24,676)
Effect of foreign currency translation	12,381	—	(12,376)	—	5
Cash, cash equivalents and restricted cash at beginning of period	46,945	128	141,180	—	188,253
Cash, cash equivalents and restricted cash at end of period	$18,893	$128	$144,561	$—	$163,582

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

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (“SEC”). These factors include without limitation:

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

Brookdale Senior Living, Kindred, Atria, Sunrise, Ardent and ESL Information

Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) is not currently subject to the reporting requirements of the SEC, but was subject to such reporting requirements prior to the closing of transactions in July 2018 pursuant to which Kindred was acquired by a consortium of TPG Capital, Welsh, Carson, Anderson & Stowe and Humana, Inc. The information related to Brookdale Senior Living and Kindred contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information, or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.

Kindred, Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Eclipse Senior Living (“ESL”) are not currently subject to the reporting requirements of the SEC. The information related to Kindred, Atria, Sunrise, Ardent and ESL contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Kindred, Atria, Sunrise, Ardent or ESL, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

Company Overview

We are a REIT with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2019, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 17 properties under development, including four properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2019, we leased a total of 438 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of March 31, 2019, pursuant to long-term management agreements, we engaged independent operators, such as Atria, Sunrise and ESL, to manage 363 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 129 properties (excluding two properties managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of March 31, 2019.

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

2019 Highlights

Dispositions

•	During the three months ended March 31, 2019, we sold four properties for aggregate consideration of $17.6 million, and we recognized a gain on the sale of these assets of $5.4 million.

Liquidity and Capital

•
In January 2019, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”) established an unsecured commercial paper program with short-term ratings A-2/P-2/F2. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion.

•	In January 2019, we redeemed $258.8 million aggregate principal amount then outstanding of our 5.45% senior notes due 2043.

•	During February 2019, we issued a total of $700.0 million of senior notes with a weighted average interest rate of 4.1% and maturities in 2024 and 2049.

•
For the three months ended March 31, 2019, we sold 1.6 million shares of common stock under our “at-the-market” equity offering program (“ATM program”) for gross proceeds of $64.15 per share, resulting in aggregate net proceeds of $98.5 million, after sales agent commissions.

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

	As of March 31, 2019	As of December 31, 2018
Investment mix by asset type(1):
Seniors housing communities	61.5%	61.6%
MOBs	20.5	20.4
Research and innovation centers	8.1	8.1
Health systems	5.6	5.6
IRFs and LTACs	1.7	1.7
Skilled nursing facilities (“SNFs”)	0.8	0.8
Secured loans receivable and investments, net	1.8	1.8
Investment mix by tenant, operator and manager(1):
Atria	22.3%	22.1%
Sunrise	11.0	11.0
Brookdale Senior Living	8.4	8.4
Ardent	5.1	5.2
ESL	3.9	3.9
Kindred	1.1	1.1
All other	48.2	48.3

(1)	Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended March 31,
	2019	2018
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	55.3%	54.6%
Brookdale Senior Living(2)	4.8	4.6
Ardent	3.1	3.0
Kindred	3.4	3.4
All others	33.4	34.4
Adjusted EBITDA:
Senior living operations	32.9%	31.9%
Brookdale Senior Living(2)	7.6	7.4
Ardent	5.0	5.0
Kindred	5.4	5.7
All others	49.1	50.0
Net operating income (“NOI”)
Senior living operations	31.4%	31.2%
Brookdale Senior Living(2)	8.8	8.1
Ardent	5.7	5.4
Kindred	6.2	6.1
All others	47.9	49.2
Operations mix by geographic location(3):
California	16.3%	15.9%
New York	9.1	8.3
Texas	6.3	6.0
Pennsylvania	4.8	4.5
Illinois	4.3	4.4
All others	59.2	60.9

(1)
Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).

(2)	Excludes two seniors housing communities included in senior living operations.

(3)	Ratios are based on total revenues (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to Adjusted EBITDA and NOI, respectively.

Triple-Net Lease Expirations

If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the three months ended March 31, 2019, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the SEC instructions to Form 10-Q and Article 10 of Regulation S-X. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

Our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019, contains further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. With the exception of the adoption of ASC Topic 842, Leases (“ASC 842”), there have been no material changes to these policies in 2019. Please refer to “NOTE 2—ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting standards, including ASC 842.

Results of Operations

As of March 31, 2019, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria, Sunrise and ESL, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. For further information regarding our reportable business segments and a discussion of our definition of segment NOI, see “NOTE 15—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Three Months Ended March 31, 2019 and 2018

The table below shows our results of operations for the three months ended March 31, 2019 and 2018 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended March 31,		Increase (Decrease) to Net Income
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$192,635	$191,783	$852	0.4%
Senior living operations	160,461	162,533	(2,072)	(1.3)
Office operations	140,485	134,994	5,491	4.1
All other	17,869	31,733	(13,864)	(43.7)
Total segment NOI	511,450	521,043	(9,593)	(1.8)
Interest and other income	287	9,634	(9,347)	(97.0)
Interest expense	(110,619)	(111,363)	744	0.7
Depreciation and amortization	(235,920)	(233,150)	(2,770)	(1.2)
General, administrative and professional fees	(40,760)	(37,174)	(3,586)	(9.6)
Loss on extinguishment of debt, net	(405)	(10,977)	10,572	96.3
Merger-related expenses and deal costs	(2,180)	(17,336)	15,156	87.4
Other	(23)	(3,120)	3,097	99.3
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	121,830	117,557	4,273	3.6
Loss from unconsolidated entities	(946)	(40,739)	39,793	97.7
Gain on real estate dispositions	5,447	48	5,399	nm
Income tax benefit	1,257	3,242	(1,985)	(61.2)
Income from continuing operations	127,588	80,108	47,480	59.3
Discontinued operations	—	(10)	10	nm
Net income	127,588	80,098	47,490	59.3
Net income attributable to noncontrolling interests	1,803	1,395	(408)	(29.2)
Net income attributable to common stockholders	$125,785	$78,703	47,082	59.8
nm - not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of March 31, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$200,068	$190,641	$9,427	4.9%
Other services revenue	—	1,142	(1,142)	nm
Less: Property-level operating expenses	(7,433)	—	(7,433)	nm
Segment NOI	$192,635	$191,783	852	0.4
nm - not meaningful

In our triple-net leased properties reportable business segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms.

Pursuant to our adoption of ASC 842 on January 1, 2019, we now report revenues and property-level operating expenses within our triple-net leased properties reportable business segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants. For further information regarding our adoption of ASC 842, see “NOTE 2—ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The increase in our triple-net leased properties segment NOI in the first quarter of 2019 over the same period in 2018 is attributable primarily to rent increases due to contractual escalations pursuant to the terms of our leases, partially offset by the transition of 75 private pay seniors housing communities from triple-net properties to senior living operations in late January 2018.

Occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2019 for the fourth quarter of 2018 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2018 for the fourth quarter of 2017.

	Number of Properties Owned at March 31, 2019	Average Occupancy for the Three Months Ended December 31, 2018	Number of Properties Owned at March 31, 2018	Average Occupancy for the Three Months Ended December 31, 2017
Seniors housing communities (1)	351	84.9%	347	85.6%
SNFs (1)	17	85.2	17	84.9
IRFs and LTACs (1)	36	52.0	36	57.0

(1)
Excludes properties included in discontinued operations and properties sold or classified as held for sale, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information. Also excludes properties acquired during the three months ended March 31, 2019 and 2018, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 434 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model (i.e. lease or management contract) for the full period in both comparison periods; provided, however, that we may include selected properties that otherwise meet the same-store criteria if they are included in substantially all of, but not a full, period for one or both of the comparison periods, and in our judgment such inclusion provides a more meaningful presentation of our portfolio performance. Same-store excludes assets sold or classified as held for sale as of March 31, 2019 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$198,424	$184,879	$13,545	7.3%
Less: Property-level operating expenses	(7,212)	—	(7,212)	nm
Segment NOI	$191,212	$184,879	6,333	3.4
nm - not meaningful

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$521,447	$514,753	$6,694	1.3%
Less: Property-level operating expenses	(360,986)	(352,220)	(8,766)	(2.5)
Segment NOI	$160,461	$162,533	(2,072)	(1.3)

	Number of Properties at March 31,		Average Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Total communities	358	358	86.2%	86.6%	$5,692	$5,720

Resident fees and services include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.

The increase in our resident fees and services and our senior living operations property-level operating expenses in the first quarter of 2019 over the same period in 2018 is attributable primarily to acquisitions and transitions from our triple-net leased properties segment to senior living operations.

The following table compares results of operations for our 353 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model (i.e. lease or management contract) for the full period in both comparison periods; provided, however, that we may include selected properties that otherwise meet the same-store criteria if they are included in substantially all of, but not a full, period for one or both of the comparison periods, and in our judgment such inclusion provides a more meaningful presentation of our portfolio performance. Same-store excludes properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of March 31, 2019 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$513,241	$503,005	$10,236	2.0%
Less: Property-level operating expenses	(355,204)	(342,928)	(12,276)	(3.6)
Segment NOI	$158,037	$160,077	(2,040)	(1.3)

	Number of Properties at March 31,		Average Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Same-store communities	353	353	86.3%	86.7%	$5,672	$5,742

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$201,428	$194,168	$7,260	3.7%
Office building services revenue	1,775	1,634	141	8.6
Total revenues	203,203	195,802	7,401	3.8
Less:
Property-level operating expenses	(62,085)	(60,693)	(1,392)	(2.3)
Office building services costs	(633)	(115)	(518)	nm
Segment NOI	$140,485	$134,994	5,491	4.1
nm - not meaningful

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Total office buildings	385	389	90.1%	91.3%	$33	$32

The increase in our office operations segment NOI in the first quarter of 2019 over the same period in 2018 is attributable primarily to in-place rent escalations, property acquisitions and developments that became operational, partially offset by asset dispositions.

The following table compares results of operations for our 357 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model (i.e. lease or management contract) for the full period in both comparison periods; provided, however, that we may include selected properties that otherwise meet the same-store criteria if they are included in substantially all of, but not a full, period for one or both of the comparison periods, and in our judgment such inclusion provides a more meaningful presentation of our portfolio performance. Same-store excludes assets sold or classified as held for sale as of March 31, 2019, assets whose operations were classified as discontinued operations and those properties that incur major property-level expenditures to maximize value, increase NOI, maintain a market-competitive position and/or achieve property stabilization.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$183,342	$177,838	$5,504	3.1%
Less: Property-level operating expenses	(55,031)	(54,284)	(747)	(1.4)
Segment NOI	$128,311	$123,554	4,757	3.9

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Same-store office buildings	357	357	91.8%	92.0%	$33	$32

All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $14.1 million decrease in income from loans and investments for the three months ended March 31, 2019 over the same period in 2018 is primarily due to reduced interest income related to the $700.0 million term loan that we made to Ardent in March 2017, which was fully repaid in June 2018.

Interest and Other Income

The $9.3 million decrease in interest and other income for the three months ended March 31, 2019 over the same period in 2018 is primarily due to a payment not previously expected that was received in the first quarter of 2018.

Interest Expense

The $0.7 million decrease in total interest expense for the three months ended March 31, 2019 compared to the same period in 2018 is attributable to a decrease of $4.5 million due to lower debt balances, partially offset by an increase of $2.8 million due to a higher effective interest rate, including the amortization of any fair value adjustments, and an increase of $1.0 million from other interest expense. Our effective interest rate was 3.9% and 3.8% for the three months ended March 31, 2019 and 2018, respectively. Capitalized interest for the three months ended March 31, 2019 and 2018 was $2.0 million and $1.7 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations increased $2.8 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to asset acquisitions, net of dispositions.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net decreased for the three months ended March 31, 2019 over the same period in 2018 primarily due to the February 2018 redemption and repayment of the $502.1 million aggregate principal amount then outstanding of our 4.00% senior notes due April 2019.

Merger-related expenses and deal costs

The $15.2 million     decrease in merger-related expenses and deal costs for the three months ended March 31, 2019 compared to the same period in 2018 is attributable primarily to costs incurred in 2018 associated with the transition of the management of 76 private pay housing communities to ESL.

Other

The $3.1 million decrease in other expense during the three months ended March 31, 2019 compared to the same period in 2018 is primarily due foreign currency gains and asset dispositions.

Loss from unconsolidated entities

The loss from unconsolidated entities decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due the $35.7 million impairment relating to the carrying costs of one of our equity method investments consisting principally of SNFs, prior to the sale in July 2018.

Gain on Real Estate Dispositions

The gain on real estate dispositions for the three months ended March 31, 2019 increased $5.4 million over the same period in 2018 due primarily to the sale of four properties during the first quarter of 2019.

Income Tax Benefits

Income tax benefits related to continuing operations for the three months ended March 31, 2019 and 2018 were each due primarily to operating losses at our taxable REIT subsidiaries.

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

The following table summarizes our FFO and normalized FFO for the three months ended March 31, 2019 and 2018. The decrease in normalized FFO for the three months ended March 31, 2019 over the same period in 2018 is principally due to the dilutive impact of using the proceeds derived from 2018 loan repayments and asset dispositions to reduce debt and invest in development and redevelopment projects.

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income attributable to common stockholders	$125,785	$78,703
Adjustments:
Real estate depreciation and amortization	234,471	231,495
Real estate depreciation related to noncontrolling interests	(1,834)	(1,811)
Real estate depreciation related to unconsolidated entities	165	1,030
Impairment on equity method investment	—	35,708
Gain on real estate dispositions related to unconsolidated entities	(799)	—
Gain on real estate dispositions related to noncontrolling interests	354	—
Gain on real estate dispositions	(5,447)	(48)
FFO attributable to common stockholders	352,695	345,077
Adjustments:
Change in fair value of financial instruments	(38)	(91)
Non-cash income tax benefit	(1,714)	(3,675)
Loss on extinguishment of debt, net	405	10,987
Loss on non-real estate dispositions related to unconsolidated entities	—	4
Merger-related expenses, deal costs and re-audit costs	2,829	19,245
Amortization of other intangibles	121	328
Other items related to unconsolidated entities	1,038	2,847
Non-cash impact of changes to equity plan	2,334	1,581
Natural disaster expenses (recoveries), net	(1,539)	(383)
Normalized FFO attributable to common stockholders	$356,131	$375,920

Adjusted EBITDA

We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses, net expenses or recoveries related to natural disasters and non-cash charges related to lease terminations, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of net income attributable to common stockholders to Adjusted EBITDA:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income attributable to common stockholders	$125,785	$78,703
Adjustments:
Interest	110,619	111,363
Loss on extinguishment of debt, net	405	10,977
Taxes (including tax amounts in general, administrative and professional fees)	114	(2,390)
Depreciation and amortization	235,920	233,150
Non-cash stock-based compensation expense	8,405	7,124
Merger-related expenses, deal costs and re-audit costs	2,191	18,737
Net income attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(2,874)	(3,032)
Loss from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	7,758	44,939
Gain on real estate dispositions	(5,447)	(48)
Unrealized foreign currency (gains) losses	(427)	377
Change in fair value of financial instruments	(53)	(89)
Natural disaster expenses (recoveries), net	(1,649)	(383)
Adjusted EBITDA	$480,747	$499,428

NOI

We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of net income attributable to common stockholders to NOI:

	For the Three Months Ended March 31,
	2019		2018
	(In thousands)
Net income attributable to common stockholders	$125,785		$78,703
Adjustments:
Interest and other income	(287)		(9,634)
Interest	110,619		111,363
Depreciation and amortization	235,920		233,150
General, administrative and professional fees	40,760		37,174
Loss on extinguishment of debt, net	405		10,977
Merger-related expenses and deal costs	2,180	—	17,336
Discontinued operations	—		10
Other	23		3,120
Net income attributable to noncontrolling interests	1,803		1,395
Loss from unconsolidated entities	946		40,739
Income tax benefit	(1,257)		(3,242)
Gain on real estate dispositions	(5,447)		(48)
NOI	$511,450		$521,043

Liquidity and Capital Resources

As of March 31, 2019, we had a total of $82.5 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of March 31, 2019, we also had escrow deposits and restricted cash of $57.7 million, $2.9 billion of unused borrowing capacity available under our unsecured revolving credit facility and $295.4 million of unused borrowing capacity available under our secured revolving construction credit facility.

During the three months ended March 31, 2019, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our commercial paper program, proceeds from asset sales and cash on hand.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $299.8 million of senior notes; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities and commercial paper program. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us.

Credit Facilities and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875% as of March 31, 2019. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of March 31, 2019, $52.1 million was outstanding under the unsecured revolving credit facility with an additional
$23.1 million restricted to support outstanding letters of credit, resulting in $2.9 billion in available liquidity under the unsecured revolving credit facility.

As of March 31, 2019, we had a $900.0 million unsecured term loan facility priced at LIBOR plus 0.90%, comprised of a $300.0 million term loan that matures in 2023 and a $600.0 million term loan that matures in 2024.  The term loan facility also includes an accordion feature that permits us to increase our aggregate borrowings thereunder to up to $1.5 billion.

As of March 31, 2019, we had a $400.0 million secured revolving construction credit facility with $104.6 million of borrowings outstanding and $295.4 million of unused borrowing capacity. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

Senior Notes

In January 2019, we redeemed $258.8 million aggregate principal amount then outstanding of our 5.45% senior notes due 2043 at a public offering price at par, plus accrued and unpaid interest to the redemption date. Notice of the redemption was given in November 2018 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $7.1 million during the year ended December 31, 2018 and $0.4 million during the three months ended March 31, 2019.

In February 2019, Ventas Realty issued and sold $400.0 million aggregate principal amount of 3.50% senior notes due 2024 at a public offering price equal to 99.88% of par, for total proceeds of $399.5 million before the underwriting discount and expenses, and $300.0 million aggregate principal amount of 4.875% senior notes due 2049 at a public offering price equal to 99.77% of par, for total proceeds of $299.3 million before the underwriting discount and expenses.

Commercial Paper Program

In January 2019, Ventas Realty established an unsecured commercial paper program with short-term ratings
A-2/P-2/F2. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2019, we had $195.0 million of borrowings outstanding.

Equity Offerings

From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under our ATM program.  For the three months ended March 31, 2019, we sold 1.6 million shares of common stock under our ATM program for gross proceeds of $64.15 per share, resulting in aggregate net proceeds of $98.5 million, after sales agent commissions.

Cash Flows

The following table sets forth our sources and uses of cash flows:

	For the Three Months Ended March 31,		(Decrease) Increase to Cash
	2019	2018	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$131,464	$188,253	$(56,789)	(30.2)%
Net cash provided by operating activities	336,120	308,019	28,101	9.1
Net cash (used in) provided by investing activities	(67,824)	170,553	(238,377)	nm
Net cash used in financing activities	(259,763)	(503,248)	243,485	48.4
Effect of foreign currency translation	234	5	229	nm
Cash, cash equivalents and restricted cash at end of period	$140,231	$163,582	(23,351)	(14.3)
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $28.1 million during the three months ended March 31, 2019 over the same period in 2018 due primarily to lower merger-related expenses and deal costs in 2019.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $238.4 million during the three months ended March 31, 2019 over the same period in 2018 primarily due to decreased real estate dispositions and loans receivable proceeds in 2019.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased $243.5 million during the three months ended March 31, 2019 over the same period in 2018 primarily due to higher debt repayments during 2018 using proceeds from asset sales and loans receivable repayments, and the issuance of common stock in 2019.

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

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of March 31, 2019, we had 17 properties under development pursuant to these agreements, including four properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

As of March 31, 2019 and December 31, 2018, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $482.0 million and $479.4 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Gross book value	$9,500,717	$9,043,734
Fair value(1)	9,668,315	8,926,280
Fair value reflecting change in interest rates(1):
-100 basis points	10,217,297	9,574,799
+100 basis points	9,147,169	8,568,149

(1)	The change in fair value of our fixed rate debt from December 31, 2018 to March 31, 2019 was due primarily to 2019 senior note issuances, partially offset by 2019 senior note repayments.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of March 31, 2019	As of December 31, 2018	As of March 31, 2018
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$8,405,769	$7,945,598	$7,643,503
Unsecured term loans	400,000	400,000	200,000
Mortgage loans and other (1)	694,948	698,136	1,076,315
Variable rate:
Senior notes	—	—	400,000
Unsecured revolving credit facility	52,135	765,919	794,368
Unsecured term loans	500,000	500,000	700,000
Commercial paper notes	195,000	—	—
Secured revolving construction credit facility	104,629	90,488	18,632
Mortgage loans and other (1)	436,697	429,561	310,417
Total	$10,789,178	$10,829,702	$11,143,235
Percentage of total debt:
Fixed rate:
Senior notes	78.0%	73.4%	68.5%
Unsecured term loans	3.7	3.7	1.8
Mortgage loans and other (1)	6.4	6.4	9.7
Variable rate:
Senior notes	—	—	3.6
Unsecured revolving credit facility	0.5	7.1	7.1
Unsecured term loans	4.6	4.6	6.3
Commercial paper notes	1.8	—	—
Secured revolving construction credit facility	1.0	0.8	0.2
Mortgage loans and other (1)	4.0	4.0	2.8
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.8%	3.8%	3.9%
Unsecured term loans	2.8	2.8	2.1
Mortgage loans and other (1)	4.4	4.4	5.1
Variable rate:
Senior notes	—	—	2.7
Unsecured revolving credit facility	2.2	3.2	2.6
Unsecured term loans	3.3	3.3	2.6
Commercial paper notes	2.8	—	—
Secured revolving construction credit facility	4.2	4.1	3.4
Mortgage loans and other (1)	3.4	3.4	2.8
Total	3.7	3.7	3.7

(1)
Excludes mortgage debt of $57.4 million related to real estate assets classified as held for sale as of March 31, 2018, which was included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $148.8 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $515.5 million notional amount of interest rate swaps with maturities ranging from April 2019 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt.

The decrease in our outstanding variable rate debt at March 31, 2019 compared to December 31, 2018 is primarily attributable to unsecured revolving credit facility repayments, partially offset by borrowings under our commercial paper program.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of March 31, 2019, interest expense for 2019 would increase by approximately $11.0 million, or $0.03 per diluted common share.

As of March 31, 2019 and December 31, 2018, our joint venture partners’ aggregate share of total debt was $101.3 million and $100.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $42.5 million and $40.8 million as of March 31, 2019 and December 31, 2018, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2019 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the first quarter of 2019 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2019, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in ‘NOTE 11—LITIGATION” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended March 31, 2019.

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	90,798	$61.21
February 1 through February 28	—	—
March 1 through March 31	25,159	62.16

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

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed below.

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 26, 2019

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer