Form 10-Q
period 2019-06-30
Ventas, Inc.
filed 2019-07-26
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
353 N. Clark Street, Suite 3300
Chicago, Illinois
United States
(Address of Principal Executive Offices)
60654 (Zip Code)
Not Applicable (877) 483-6827

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)	(Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer	☒	Accelerated filer ☐	Non-accelerated filer	☐
Smaller reporting company	☐		Emerging growth company	☐
Securities registered pursuant to Section 12(b) of the Act:

Trading symbol:	Class of Common Stock:	Name of exchange on which registered:
VTR	Common Stock, $0.25 par value	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at July 23, 2019:
372,584,521

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

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2019	As of December 31, 2018
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,128,409	$2,114,406
Buildings and improvements	22,837,251	22,437,243
Construction in progress	386,550	422,334
Acquired lease intangibles	1,267,322	1,502,955
Operating lease assets	374,319	—
	26,993,851	26,476,938
Accumulated depreciation and amortization	(6,758,067)	(6,383,281)
Net real estate property	20,235,784	20,093,657
Secured loans receivable and investments, net	693,651	495,869
Investments in unconsolidated real estate entities	47,112	48,378
Net real estate investments	20,976,547	20,637,904
Cash and cash equivalents	81,987	72,277
Escrow deposits and restricted cash	56,309	59,187
Goodwill	1,050,470	1,050,548
Assets held for sale	1,754	5,454
Other assets	821,844	759,185
Total assets	$22,988,911	$22,584,555
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$10,256,092	$10,733,699
Accrued interest	111,388	99,667
Operating lease liabilities	233,757	—
Accounts payable and other liabilities	1,137,980	1,086,030
Liabilities related to assets held for sale	1,216	205
Deferred income taxes	149,454	205,219
Total liabilities	11,889,887	12,124,820
Redeemable OP unitholder and noncontrolling interests	222,662	188,141
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 371,478 and 356,572 shares issued at June 30, 2019 and December 31, 2018, respectively	92,852	89,125
Capital in excess of par value	13,940,117	13,076,528
Accumulated other comprehensive loss	(39,671)	(19,582)
Retained earnings (deficit)	(3,173,287)	(2,930,214)
Total Ventas stockholders’ equity	10,820,011	10,215,857
Noncontrolling interests	56,351	55,737
Total equity	10,876,362	10,271,594
Total liabilities and equity	$22,988,911	$22,584,555

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$196,382	$167,870	$396,450	$358,511
Office	202,188	192,392	403,616	386,560
	398,570	360,262	800,066	745,071
Resident fees and services	520,725	518,989	1,042,172	1,033,742
Office building and other services revenue	2,691	4,289	5,209	7,617
Income from loans and investments	19,529	56,417	36,655	87,598
Interest and other income	9,202	2,347	9,489	11,981
Total revenues	950,717	942,304	1,893,591	1,886,009
Expenses
Interest	110,369	113,029	220,988	224,392
Depreciation and amortization	226,187	223,634	462,107	456,784
Property-level operating expenses:
Senior living	366,837	361,112	727,823	713,332
Office	62,743	60,301	124,828	120,994
Triple-net leased	6,321	—	13,754	—
	435,901	421,413	866,405	834,326
Office building services costs	515	534	1,148	649
General, administrative and professional fees	43,079	36,656	83,839	73,830
Loss (gain) on extinguishment of debt, net	4,022	(93)	4,427	10,884
Merger-related expenses and deal costs	4,600	4,494	6,780	21,830
Other	(11,481)	3,527	(11,458)	6,647
Total expenses	813,192	803,194	1,634,236	1,629,342
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	137,525	139,110	259,355	256,667
Loss from unconsolidated entities	(2,529)	(6,371)	(3,475)	(47,110)
Gain on real estate dispositions	19,150	35,827	24,597	35,875
Income tax benefit	57,752	734	59,009	3,976
Income from continuing operations	211,898	169,300	339,486	249,408
Discontinued operations	—	—	—	(10)
Net income	211,898	169,300	339,486	249,398
Net income attributable to noncontrolling interests	1,369	2,781	3,172	4,176
Net income attributable to common stockholders	$210,529	$166,519	$336,314	$245,222
Earnings per common share
Basic:
Income from continuing operations	$0.59	$0.48	$0.94	$0.70
Net income attributable to common stockholders	0.58	0.47	0.94	0.69
Diluted:
Income from continuing operations	$0.58	$0.47	$0.93	$0.69
Net income attributable to common stockholders	0.58	0.46	0.93	0.68

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$211,898	$169,300	$339,486	$249,398
Other comprehensive (loss) income:
Foreign currency translation	(8,586)	(15,246)	(4,759)	(3,043)
Unrealized (loss) gain on available for sale securities	(2,395)	12,857	6,896	12,685
Derivative instruments	(16,625)	6,002	(22,063)	14,617
Total other comprehensive (loss) income	(27,606)	3,613	(19,926)	24,259
Comprehensive income	184,292	172,913	319,560	273,657
Comprehensive income attributable to noncontrolling interests	1,369	2,781	3,172	4,176
Comprehensive income attributable to common stockholders	$182,923	$170,132	$316,388	$269,481

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2019	(In thousands, except per share amounts)
Balance at April 1, 2019	$89,579	$13,160,550	$(12,065)	$(3,088,401)	$—	$10,149,663	$56,350	$10,206,013
Net income	—	—	—	210,529	—	210,529	1,369	211,898
Other comprehensive loss	—	—	(27,606)	—	—	(27,606)	—	(27,606)
Net change in noncontrolling interests	—	(408)	—	—	—	(408)	(1,368)	(1,776)
Dividends to common stockholders—$0.7925 per share	—	—	—	(295,415)	—	(295,415)	—	(295,415)
Issuance of common stock	3,163	764,555	—	—	—	767,718	—	767,718
Issuance of common stock for stock plans	104	31,364	—	—	65	31,533	—	31,533
Adjust redeemable OP unitholder interests to current fair value	—	(15,941)	—	—	—	(15,941)	—	(15,941)
Grant of restricted stock, net of forfeitures	6	(3)	—	—	(65)	(62)	—	(62)
Balance at June 30, 2019	$92,852	$13,940,117	$(39,671)	$(3,173,287)	$—	$10,820,011	$56,351	$10,876,362

Balance at April 1, 2018	$89,062	$13,080,220	$(14,474)	$(2,413,440)	$(553)	$10,740,815	$63,229	$10,804,044
Net income	—	—	—	166,519	—	166,519	2,781	169,300
Other comprehensive income	—	—	3,613	—	—	3,613	—	3,613
Net change in noncontrolling interests	—	(2,235)	—	—	—	(2,235)	(5,389)	(7,624)
Dividends to common stockholders—$0.79 per share	—	—	—	(282,181)	—	(282,181)	—	(282,181)
Issuance of common stock for stock plans and other	15	3,098	—	—	490	3,603	—	3,603
Adjust redeemable OP unitholder interests to current fair value	—	(19,251)	—	—	—	(19,251)	—	(19,251)
Redemption of OP Units	—	(194)	—	—	—	(194)	—	(194)
Grant of restricted stock, net of forfeitures	8	6,761	—	—	(510)	6,259	—	6,259
Balance at June 30, 2018	$89,085	$13,068,399	$(10,861)	$(2,529,102)	$(573)	$10,616,948	$60,621	$10,677,569

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2019	(In thousands, except per share amounts)
January 1, 2019	$89,125	$13,076,528	$(19,582)	$(2,930,214)	$—	$10,215,857	$55,737	$10,271,594
Net income	—	—	—	336,314	—	336,314	3,172	339,486
Other comprehensive loss	—	—	(19,926)	—	—	(19,926)	—	(19,926)
Net change in noncontrolling interests	—	(2,098)	—	—	—	(2,098)	(2,558)	(4,656)
Dividends to common stockholders—$1.585 per share	—	—	—	(580,188)	—	(580,188)	—	(580,188)
Issuance of common stock	3,553	862,603	—	—	—	866,156	—	866,156
Issuance of common stock for stock plans	113	41,183	—	—	4,155	45,451	—	45,451
Adjust redeemable OP unitholder interests to current fair value	—	(35,009)	—	—	—	(35,009)	—	(35,009)
Grant of restricted stock, net of forfeitures	61	(3,090)	—	—	(4,155)	(7,184)	—	(7,184)
Cumulative effect change in accounting principles	—	—	(163)	801	—	638	—	638
Balance at June 30, 2019	$92,852	$13,940,117	$(39,671)	$(3,173,287)	$—	$10,820,011	$56,351	$10,876,362

Balance at January 1, 2018	$89,029	$13,053,057	$(35,120)	$(2,240,698)	$(42)	$10,866,226	$65,959	$10,932,185
Net income	—	—	—	245,222	—	245,222	4,176	249,398
Other comprehensive income	—	—	24,259	—	—	24,259	—	24,259
Net change in noncontrolling interests	—	(1,465)	—	—	—	(1,465)	(9,514)	(10,979)
Dividends to common stockholders—$1.58 per share	—	—	—	(564,269)	—	(564,269)	—	(564,269)
Issuance of common stock for stock plans and other	16	4,258	—	—	490	4,764	—	4,764
Adjust redeemable OP unitholder interests to current fair value	—	4,286	—	—	—	4,286	—	4,286
Redemption of OP Units	—	(555)	—	—	234	(321)	—	(321)
Grant of restricted stock, net of forfeitures	40	8,818	—	—	(1,255)	7,603	—	7,603
Cumulative effect change in accounting principles	—	—	—	30,643	—	30,643	—	30,643
Balance at June 30, 2018	$89,085	$13,068,399	$(10,861)	$(2,529,102)	$(573)	$10,616,948	$60,621	$10,677,569

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$339,486	$249,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	462,107	456,784
Amortization of deferred revenue and lease intangibles, net	(6,145)	(23,837)
Other non-cash amortization	11,587	8,650
Stock-based compensation	18,475	14,273
Straight-lining of rental income	(17,000)	28,085
Loss on extinguishment of debt, net	4,427	10,884
Gain on real estate dispositions	(24,597)	(35,875)
Gain on real estate loan investments	—	(13,202)
Income tax benefit	(61,195)	(5,317)
Loss from unconsolidated entities	3,475	47,110
Distributions from unconsolidated entities	1,300	2,634
Other	5,091	1,124
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(44,472)	12,776
Increase (decrease) in accrued interest	11,398	(1,504)
Increase (decrease) in accounts payable and other liabilities	25,282	(41,647)
Net cash provided by operating activities	729,219	710,336
Cash flows from investing activities:
Net investment in real estate property	(208,039)	(12,257)
Investment in loans receivable	(507,148)	(211,554)
Proceeds from real estate disposals	74,405	312,243
Proceeds from loans receivable	289,657	866,097
Development project expenditures	(114,226)	(155,682)
Capital expenditures	(58,381)	(42,029)
Distributions from unconsolidated entities	—	6,792
Investment in unconsolidated entities	(934)	(40,033)
Insurance proceeds for property damage claims	16,939	2,329
Net cash (used in) provided by investing activities	(507,727)	725,906
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(506,551)	(197,726)
Net change in borrowings under commercial paper program	269,810	—
Proceeds from debt	712,934	750,316
Repayment of debt	(997,061)	(1,431,887)
Purchase of noncontrolling interests	—	(2,429)
Payment of deferred financing costs	(6,837)	(6,348)
Issuance of common stock, net	866,033	—
Cash distribution to common stockholders	(567,142)	(563,395)
Cash distribution to redeemable OP unitholders	(4,551)	(3,744)
Cash issued for redemption of OP Units	—	(975)
Contributions from noncontrolling interests	3,594	—
Distributions to noncontrolling interests	(4,103)	(7,808)
Proceeds from stock option exercises	25,738	2,325
Other	(6,732)	(4,320)
Net cash used in financing activities	(214,868)	(1,465,991)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,624	(29,749)
Effect of foreign currency translation	208	(401)
Cash, cash equivalents and restricted cash at beginning of period	131,464	188,253
Cash, cash equivalents and restricted cash at end of period	$138,296	$158,103

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$1,069	$28,916
Other assets	183	4,112
Other liabilities	1,252	15,944
Equity issued for redemption of OP Units	—	266

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2019, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 17 properties under development, including four properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2019, we leased a total of 424 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of June 30, 2019, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Eclipse Senior Living (“ESL”), to manage 372 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 124 properties (excluding two properties managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of June 30, 2019.

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

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	June 30, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$676,556	$246,265	$673,467	$238,147
Other identified VIEs	2,145,884	444,837	2,075,499	402,478
Tax credit VIEs	831,553	340,990	797,077	298,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of June 30, 2019, third party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

As redemption rights are outside of our control, the redeemable OP Units are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Units at the greater of cost or redemption value. As of June 30, 2019 and December 31, 2018, the fair value of the redeemable OP Units was $204.9 million and $174.6 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at June 30, 2019 and December 31, 2018. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

Accounting for Historic and New Markets Tax Credits

For certain of our research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new markets tax credits (“NMTCs”). As of June 30, 2019, we owned ten properties, including one property in development, that had syndicated HTCs or NMTCs, or both, to TCIs.

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

•
Available for sale securities - We estimate the fair value of marketable debt securities, including corporate bonds, if any, using level two inputs. We observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We estimate the fair value of certain government-sponsored pooled loan investments using level three inputs. We consider credit spreads, underlying asset performance and credit quality, and default rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and research and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2019 and December 31, 2018, this cumulative excess totaled $266.0 million and $250.0 million (net of allowances of $44.6 million, recorded under prior accounting guidance), respectively (excluding properties classified as held for sale).

Certain of our leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

We assess the probability of collecting substantially all rents under our leases based on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, the type of property, the value of the underlying collateral, if any, expected future performance of the property and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income. If we change our conclusions regarding the probability of collecting rent payments required by a lease, we may recognize adjustments to rental income in the period we make such change in our conclusions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Upon adoption, we recognized a cumulative effect adjustment to retained earnings of $0.6 million primarily relating to certain costs associated with unexecuted leases that were deferred as of December 31, 2018.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require an entity to evaluate a current estimate of all expected credit losses over the life of a financial instrument, which may result in earlier recognition of credit losses on loans and other financial instruments. Under existing guidance, an entity generally only considered past events and current conditions in measuring an incurred loss. ASU 2016-13 is effective for us beginning January 1, 2020 and we are still evaluating the impact of adoption. Adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2019, Atria, Sunrise, Brookdale Senior Living, Ardent, ESL and Kindred managed or operated approximately 22.1%, 11.0%, 8.2%, 5.1%, 4.3% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2019). Because Atria, Sunrise and ESL manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 39.8% and 21.1% of our consolidated real estate investments were seniors housing communities included in the senior living operations and triple-net leased properties reportable business segments, respectively (excluding properties classified as held for sale as of June 30, 2019). MOBs, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 39.1%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of June 30, 2019, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties

The following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Three Months Ended June 30,
	2019	2018
Revenues(1):
Brookdale Senior Living(2)	4.8%	2.5%
Ardent	3.1	3.0
Kindred	3.4	3.4
NOI:
Brookdale Senior Living(2)	8.9%	4.3%
Ardent	5.8	5.5
Kindred	6.4	6.3

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

(2)	2018 includes the impact of a net non-cash charge of $21.3 million related to April 2018 lease extensions.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended June 30, 2019 and 2018. If Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

Our 9.8% ownership interest in Ardent entitles us to certain rights and minority protections, as well as the right to appoint one of 11 members on the Ardent Board of Directors.

Senior Living Operations

As of June 30, 2019, Atria, Sunrise and ESL, collectively, provided comprehensive property management and accounting services with respect to 347 of our 367 consolidated seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

NOTE 4—DISPOSITIONS

2019 Activity

During the six months ended June 30, 2019, we sold seven triple-net leased properties, six MOBs and our leasehold interest in one vacant land parcel for aggregate consideration of $74.4 million, and we recognized a gain on the sale of these assets of $24.6 million.

Real Estate Impairment

We recognized impairments of $13.5 million and $10.7 million, respectively, for the six months ended June 30, 2019 and 2018, which are recorded in depreciation and amortization in our Consolidated Statements of Income, and relate primarily to our triple-net leased properties and office operations reportable business segments. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets.

	As of June 30, 2019			As of December 31, 2018
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-Net Leased Properties (1)	—	$—	$12	1	$5,482	$40
Office Operations (1)	—	37	927	—	160	152
Senior Living Operations (1)	1	1,717	277	—	(188)	13
Total	1	$1,754	$1,216	1	$5,454	$205

(1) Balances may include anticipated post-closing settlements of working capital for disposed properties.

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of June 30, 2019 and December 31, 2018, we had $983.8 million and $756.5 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of June 30, 2019:
Secured/mortgage loans and other, net	$637,860	$637,860	$638,072	$—
Government-sponsored pooled loan investments, net (1)	55,791	50,831	55,791	4,960
Total investments reported as secured loans receivable and investments, net	693,651	688,691	693,863	4,960
Non-mortgage loans receivable, net	59,570	59,570	57,669	—
Marketable debt securities (2)	230,618	212,936	230,618	17,682
Total loans receivable and investments, net	$983,839	$961,197	$982,150	$22,642

As of December 31, 2018:
Secured/mortgage loans and other, net	$439,491	$439,491	$425,290	$—
Government-sponsored pooled loan investments, net (1)	56,378	49,601	56,378	6,777
Total investments reported as secured loans receivable and investments, net	495,869	489,092	481,668	6,777
Non-mortgage loans receivable, net	54,164	54,164	54,081	—
Marketable debt securities (3)	206,442	197,473	206,442	8,969
Total loans receivable and investments, net	$756,475	$740,729	$742,191	$15,746

(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023.
(2) As of June 30, 2019, investments in marketable debt securities have contractual maturity dates in 2024 and 2026.
(3) As of December 31, 2018, investments in marketable debt securities have contractual maturity dates in 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2019 Activity

In April 2019, we purchased $5.0 million and $10.5 million of senior secured notes issued by a healthcare company which mature in 2024 and 2026, respectively. The 2024 and 2026 notes were purchased at a price of 102% and 98% of par, respectively, and have an effective interest rate of 8.1% and 8.3%, respectively. These investments are classified as available for sale and are reflected on our Consolidated Balance Sheets at fair value.

In June 2019, we provided new secured debt financing of $490 million to certain subsidiaries of Colony Capital, Inc. The London Inter-bank Offered Rate (“LIBOR”) based debt financing has a five-year term (inclusive of three one-year extension options) and an effective interest rate of 9.2% as of June 30, 2019. In connection with this transaction, our previous loan to certain subsidiaries of Colony Capital, Inc. of $282 million was paid in full and we recognized a gain of $0.5 million in income from loans and investments in our Consolidated Statement of Income.

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At June 30, 2019, we had a 25% interest in a joint venture that has a 90% or more ownership in six properties, excluding properties under development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria, 34% interest in ESL and 9.8% interest in Ardent, which are included within other assets on our Consolidated Balance Sheets, under the equity method of accounting.

With the exception of our interests in Atria, ESL and Ardent, we provide various services to unconsolidated entities in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $0.8 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7—INTANGIBLES

The following is a summary of our intangibles:

	As of June 30, 2019		As of December 31, 2018
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$167,979	6.6	$181,393	6.7
In-place and other lease intangibles	1,099,343	11.8	1,321,562	24.7
Goodwill	1,050,470	N/A	1,050,548	N/A
Other intangibles	35,824	11.4	35,759	11.8
Accumulated amortization	(914,832)	N/A	(921,107)	N/A
Net intangible assets	$1,438,784	11.1	$1,668,155	22.9
Intangible liabilities:
Below market lease intangibles	$352,377	14.6	$356,771	14.4
Other lease intangibles	13,498	N/A	31,418	46.5
Accumulated amortization	(196,916)	N/A	(191,909)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$172,527	14.6	$199,848	17.2
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

NOTE 8—OTHER ASSETS

The following is a summary of our other assets:

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Straight-line rent receivables	$265,977	$250,023
Non-mortgage loans receivable, net	59,570	54,164
Marketable debt securities	230,618	206,442
Other intangibles, net	5,401	5,623
Investment in unconsolidated operating entities	54,118	56,820
Other	206,160	186,113
Total other assets	$821,844	$759,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt:

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Unsecured revolving credit facility (1)	$227,323	$765,919
Commercial paper notes	270,000	—
Secured revolving construction credit facility due 2022	123,223	90,488
3.00% Senior Notes, Series A due 2019 (2)	305,577	293,319
2.70% Senior Notes due 2020	500,000	500,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.30% Senior Notes, Series C due 2022 (2)	190,985	183,325
Unsecured term loan due 2023	200,000	300,000
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	210,084	201,657
Unsecured term loan due 2024	—	600,000
3.50% Senior Notes due 2024	400,000	—
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	190,985	183,324
3.50% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.45% Senior Notes due 2043	—	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	—
Mortgage loans and other	1,103,503	1,127,697
Total	10,346,903	10,829,702
Deferred financing costs, net	(75,564)	(69,615)
Unamortized fair value adjustment	9,213	(1,163)
Unamortized discounts	(24,460)	(25,225)
Senior notes payable and other debt	$10,256,092	$10,733,699

(1)
As of June 30, 2019 and December 31, 2018, respectively, $15.3 million and $23.1 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $27.0 million and $27.8 million were denominated in British pounds as of June 30, 2019 and December 31, 2018, respectively.

(2)	Canadian Dollar debt obligations shown in US Dollars.

(3)
Our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, on October 1, 2027, and our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, on July 7 in each of 2023 and 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of June 30, 2019, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2019	$372,495	$270,000	$8,120	$650,615
2020	598,436	—	15,323	613,759
2021	71,813	227,323	14,232	313,368
2022	1,532,545	—	12,744	1,545,289
2023	1,450,721	—	9,105	1,459,826
Thereafter	5,683,902	—	80,144	5,764,046
Total maturities	$9,709,912	$497,323	$139,668	$10,346,903

(1)
At June 30, 2019, we had $415.3 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $82.0 million of unrestricted cash and cash equivalents.

Credit Facilities, Commercial Paper and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875% as of June 30, 2019. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

In January 2019, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), established an unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2019, $270.0 million was outstanding under our commercial paper program.

As of June 30, 2019, $227.3 million was outstanding under the unsecured revolving credit facility with an additional
$23.7 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility in order to maintain liquidity and to support our commercial paper program. Including these internal limits, we had $2.5 billion in available liquidity under the unsecured revolving credit facility as of June 30, 2019.

In June 2019, we repaid $100.0 million of the balance outstanding on the $300.0 million unsecured term loan that matures in 2023 and repaid in full the $600.0 million unsecured term loan that was set to mature in 2024 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $3.2 million during the three months ended June 30, 2019.

As of June 30, 2019, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of June 30, 2019, we had a $400.0 million secured revolving construction credit facility with $123.2 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

Senior Notes

In January 2019, we redeemed $258.8 million aggregate principal amount then outstanding of our 5.45% senior notes due 2043 at a public offering price at par, plus accrued and unpaid interest to the redemption date. Notice of the redemption was given in November 2018 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $7.1 million during the year ended December 31, 2018 and $0.4 million during the first quarter of 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In February 2019, Ventas Realty issued and sold $400.0 million aggregate principal amount of 3.50% senior notes due 2024 at a public offering price equal to 99.88% of par and $300.0 million aggregate principal amount of 4.875% senior notes due 2049 at a public offering price equal to 99.77% of par.

In June 2019, Ventas Realty issued $450.0 million aggregate principal amount of 2.65% senior notes due 2025 at a public offering price equal to 99.45% of par. The notes were settled and proceeds were received in July 2019.

In July 2019, in connection with an announced cash tender offer for such notes, we redeemed $397.1 million aggregate principal amount then outstanding of our 2.70% senior notes due 2020 for a tender offer consideration of 100.37% of par value, plus accrued and unpaid interest to the payment date. Notice of the redemption was given in June 2019 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $0.8 million during the three months ended June 30, 2019.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$81,987	$81,987	$72,277	$72,277
Secured mortgage loans and other, net	637,860	638,072	439,491	425,290
Non-mortgage loans receivable, net	59,570	57,669	54,164	54,081
Marketable debt securities	230,618	230,618	206,442	206,442
Government-sponsored pooled loan investments	55,791	55,791	56,378	56,378
Derivative instruments	1,992	1,992	6,012	6,012
Liabilities:
Senior notes payable and other debt, gross	10,346,903	10,770,652	10,829,702	10,617,074
Derivative instruments	21,870	21,870	4,561	4,561
Redeemable OP Units	204,895	204,895	174,552	174,552

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the six months ended June 30, 2019, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provisions for income taxes for the three months ended June 30, 2019 and 2018 were benefits of $57.8 million and $0.7 million, respectively. Our consolidated provisions for income taxes for the six months ended June 30, 2019 and 2018 were benefits of $59.0 million and $4.0 million, respectively. The income tax benefits for the three and six months ended June 30, 2019 were primarily due to the $57.6 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities. The income tax benefits for the three and six months ended June 30, 2018 were primarily due to operating losses at our TRS entities.

During the second quarter of 2019, we concluded it was “more-likely-than-not” that these deferred tax assets would be realized, which resulted in a $57.6 million deferred tax benefit. These deferred tax assets are primarily US federal NOL carryforwards which begin to expire in 2031. This conclusion was based on recently sustained profitability and recent upward revisions to estimates of future taxable income for these TRS entities.

Realization of a deferred tax benefit related to NOLs depends, in part, upon generating sufficient taxable income within the relevant carryforward period. In addition to the aforementioned NOLs, the company has other TRS NOL carryforwards that will begin to expire in 2026, while REIT NOL carryforwards will begin to expire within the current year.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $149.5 million and $205.2 million as of June 30, 2019 and December 31, 2018, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards.

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

NOTE 13—STOCKHOLDERS' EQUITY
Capital Stock
From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”).  During the six months ended June 30, 2019, we sold 1.6 million shares of common stock under our ATM program for gross proceeds of $64.15 per share.  As of June 30, 2019, $900.0 million of our common stock remained available for sale under our ATM program.

In June 2019, we sold 12.7 million shares of our common stock under a registered public offering for gross proceeds of $62.75 per share. We used the net proceeds to fund a bridge loan to Le Groupe Maurice (“LGM”) in connection with our pending acquisition of a seniors housing portfolio in Canada. We intend to use any net proceeds not used for such purpose for working capital and other general corporate purposes. See "NOTE 17 —SUBSEQUENT EVENT."
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss:

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Foreign currency translation	$(59,775)	$(55,016)
Accumulated unrealized gain on available for sale securities	22,642	15,746
Derivative instruments	(2,538)	19,688
Total accumulated other comprehensive loss	$(39,671)	$(19,582)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$211,898	$169,300	$339,486	$249,408
Discontinued operations	—	—	—	(10)
Net income	211,898	169,300	339,486	249,398
Net income attributable to noncontrolling interests	1,369	2,781	3,172	4,176
Net income attributable to common stockholders	$210,529	$166,519	$336,314	$245,222
Denominator:
Denominator for basic earnings per share—weighted average shares	361,722	356,228	359,301	356,175
Effect of dilutive securities:
Stock options	365	115	347	120
Restricted stock awards	468	236	454	211
OP unitholder interests	2,998	2,421	2,998	2,425
Denominator for diluted earnings per share—adjusted weighted average shares	365,553	359,000	363,100	358,931
Basic earnings per share:
Income from continuing operations	$0.59	$0.48	$0.94	$0.70
Net income attributable to common stockholders	0.58	0.47	0.94	0.69
Diluted earnings per share:
Income from continuing operations	$0.58	$0.47	$0.93	$0.69
Net income attributable to common stockholders	0.58	0.46	0.93	0.68

Dividends declared per common share	$0.7925	$0.79	$1.585	$1.58

NOTE 15—SEGMENT INFORMATION

As of June 30, 2019, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria, Sunrise and ESL, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Summary information by reportable business segment is as follows:

	For the Three Months Ended June 30, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$196,382	$—	$202,188	$—	$398,570
Resident fees and services	—	520,725	—	—	520,725
Office building and other services revenue	—	—	1,850	841	2,691
Income from loans and investments	—	—	—	19,529	19,529
Interest and other income	—	—	—	9,202	9,202
Total revenues	$196,382	$520,725	$204,038	$29,572	$950,717

Total revenues	$196,382	$520,725	$204,038	$29,572	$950,717
Less:
Interest and other income	—	—	—	9,202	9,202
Property-level operating expenses	6,321	366,837	62,743	—	435,901
Office building services costs	—	—	515	—	515
Segment NOI	190,061	153,888	140,780	20,370	505,099
(Loss) income from unconsolidated entities	(1,285)	(549)	235	(930)	(2,529)
Segment profit	$188,776	$153,339	$141,015	$19,440	502,570
Interest and other income					9,202
Interest expense					(110,369)
Depreciation and amortization					(226,187)
General, administrative and professional fees					(43,079)
Loss on extinguishment of debt, net					(4,022)
Merger-related expenses and deal costs					(4,600)
Other					11,481
Gain on real estate dispositions					19,150
Income tax benefit					57,752
Income from continuing operations					211,898
Discontinued operations					—
Net income					211,898
Net income attributable to noncontrolling interests					1,369
Net income attributable to common stockholders					$210,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended June 30, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$167,870	$—	$192,392	$—	$360,262
Resident fees and services	—	518,989	—	—	518,989
Office building and other services revenue	1,177	—	1,977	1,135	4,289
Income from loans and investments	—	—	—	56,417	56,417
Interest and other income	—	—	—	2,347	2,347
Total revenues	$169,047	$518,989	$194,369	$59,899	$942,304

Total revenues	$169,047	$518,989	$194,369	$59,899	$942,304
Less:
Interest and other income	—	—	—	2,347	2,347
Property-level operating expenses	—	361,112	60,301	—	421,413
Office building services costs	—	—	534	—	534
Segment NOI	169,047	157,877	133,534	57,552	518,010
(Loss) income from unconsolidated entities	(4,694)	(1,714)	885	(848)	(6,371)
Segment profit	$164,353	$156,163	$134,419	$56,704	511,639
Interest and other income					2,347
Interest expense					(113,029)
Depreciation and amortization					(223,634)
General, administrative and professional fees					(36,656)
Gain on extinguishment of debt, net					93
Merger-related expenses and deal costs					(4,494)
Other					(3,527)
Gain on real estate dispositions					35,827
Income tax benefit					734
Income from continuing operations					169,300
Discontinued operations					—
Net income					169,300
Net income attributable to noncontrolling interests					2,781
Net income attributable to common stockholders					$166,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Six Months Ended June 30, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$396,450	$—	$403,616	$—	$800,066
Resident fees and services	—	1,042,172	—	—	1,042,172
Office building and other services revenue	—	—	3,626	1,583	5,209
Income from loans and investments	—	—	—	36,655	36,655
Interest and other income	—	—	—	9,489	9,489
Total revenues	$396,450	$1,042,172	$407,242	$47,727	$1,893,591

Total revenues	$396,450	$1,042,172	$407,242	$47,727	$1,893,591
Less:
Interest and other income	—	—	—	9,489	9,489
Property-level operating expenses	13,754	727,823	124,828	—	866,405
Office building services costs	—	—	1,148	—	1,148
Segment NOI	382,696	314,349	281,266	38,238	1,016,549
(Loss) income from unconsolidated entities	(777)	(1,483)	464	(1,679)	(3,475)
Segment profit	$381,919	$312,866	$281,730	$36,559	1,013,074
Interest and other income					9,489
Interest expense					(220,988)
Depreciation and amortization					(462,107)
General, administrative and professional fees					(83,839)
Loss on extinguishment of debt, net					(4,427)
Merger-related expenses and deal costs					(6,780)
Other					11,458
Gain on real estate dispositions					24,597
Income tax benefit					59,009
Income from continuing operations					339,486
Discontinued operations					—
Net income					339,486
Net income attributable to noncontrolling interests					3,172
Net income attributable to common stockholders					$336,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Six Months Ended June 30, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$358,511	$—	$386,560	$—	$745,071
Resident fees and services	—	1,033,742	—	—	1,033,742
Office building and other services revenue	2,320	—	3,610	1,687	7,617
Income from loans and investments	—	—	—	87,598	87,598
Interest and other income	—	—	—	11,981	11,981
Total revenues	$360,831	$1,033,742	$390,170	$101,266	$1,886,009

Total revenues	$360,831	$1,033,742	$390,170	$101,266	$1,886,009
Less:
Interest and other income	—	—	—	11,981	11,981
Property-level operating expenses	—	713,332	120,994	—	834,326
Office building services costs	—	—	649	—	649
Segment NOI	360,831	320,410	268,527	89,285	1,039,053
(Loss) income from unconsolidated entities	(43,349)	(2,354)	265	(1,672)	(47,110)
Segment profit	$317,482	$318,056	$268,792	$87,613	991,943
Interest and other income					11,981
Interest expense					(224,392)
Depreciation and amortization					(456,784)
General, administrative and professional fees					(73,830)
Loss on extinguishment of debt, net					(10,884)
Merger-related expenses and deal costs					(21,830)
Other					(6,647)
Gain on real estate dispositions					35,875
Income tax benefit					3,976
Income from continuing operations					249,408
Discontinued operations					(10)
Net income					249,398
Net income attributable to noncontrolling interests					4,176
Net income attributable to common stockholders					$245,222

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Capital expenditures:
Triple-net leased properties	$5,656	$15,340	$14,247	$21,008
Senior living operations	37,494	24,177	64,453	54,754
Office operations	252,792	64,495	301,946	134,206
Total capital expenditures	$295,942	$104,012	$380,646	$209,968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
United States	$896,083	$887,265	$1,784,364	$1,774,975
Canada	47,723	47,750	95,320	96,321
United Kingdom	6,911	7,289	13,907	14,713
Total revenues	$950,717	$942,304	$1,893,591	$1,886,009

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Net real estate property:
United States	$18,985,362	$18,861,163
Canada	988,987	963,588
United Kingdom	261,435	268,906
Total net real estate property	$20,235,784	$20,093,657

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
The following pages summarize our condensed consolidating information as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$3,525	$110,506	$20,862,516	$—	$20,976,547
Cash and cash equivalents	470	—	81,517	—	81,987
Escrow deposits and restricted cash	2,081	128	54,100	—	56,309
Investment in and advances to affiliates	15,840,047	2,726,198	—	(18,566,245)	—
Goodwill	—	—	1,050,470	—	1,050,470
Assets held for sale	—	—	1,754	—	1,754
Other assets	80,041	3,765	738,038	—	821,844
Total assets	$15,926,164	$2,840,597	$22,788,395	$(18,566,245)	$22,988,911
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,139,280	$2,116,812	$—	$10,256,092
Intercompany loans	8,454,178	(5,046,440)	(3,407,738)	—	—
Accrued interest	(12,038)	97,208	26,218	—	111,388
Operating lease liabilities	11,918	520	221,319	—	233,757
Accounts payable and other liabilities	323,156	31,489	783,335	—	1,137,980
Liabilities related to assets held for sale	—	—	1,216	—	1,216
Deferred income taxes	608	—	148,846	—	149,454
Total liabilities	8,777,822	3,222,057	(109,992)	—	11,889,887
Redeemable OP unitholder and noncontrolling interests	17,923	—	204,739	—	222,662
Total equity	7,130,419	(381,460)	22,693,648	(18,566,245)	10,876,362
Total liabilities and equity	$15,926,164	$2,840,597	$22,788,395	$(18,566,245)	$22,988,911

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended June 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$268	$35,725	$362,577	$—	$398,570
Resident fees and services	—	—	520,725	—	520,725
Office building and other services revenue	—	—	2,691	—	2,691
Income from loans and investments	736	—	18,793	—	19,529
Equity earnings in affiliates	202,825	—	(564)	(202,261)	—
Interest and other income	9	51	9,142	—	9,202
Total revenues	203,838	35,776	913,364	(202,261)	950,717
Expenses
Interest	(17,672)	82,940	45,101	—	110,369
Depreciation and amortization	1,460	1,367	223,360	—	226,187
Property-level operating expenses	—	151	435,750	—	435,901
Office building services costs	—	—	515	—	515
General, administrative and professional fees	7,079	3,685	32,315	—	43,079
Loss on extinguishment of debt, net	—	4,022	—	—	4,022
Merger-related expenses and deal costs	2,070	—	2,530	—	4,600
Other	263	—	(11,744)	—	(11,481)
Total expenses	(6,800)	92,165	727,827	—	813,192
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	210,638	(56,389)	185,537	(202,261)	137,525
Loss from unconsolidated entities	—	—	(2,529)	—	(2,529)
Gain on real estate dispositions	—	—	19,150	—	19,150
Income tax (expense) benefit	(109)	—	57,861	—	57,752
Income (loss) from continuing operations	210,529	(56,389)	260,019	(202,261)	211,898
Discontinued operations	—	—	—	—	—
Net income (loss)	210,529	(56,389)	260,019	(202,261)	211,898
Net income attributable to noncontrolling interests	—	—	1,369	—	1,369
Net income (loss) attributable to common stockholders	$210,529	$(56,389)	$258,650	$(202,261)	$210,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$255	$34,299	$325,708	$—	$360,262
Resident fees and services	—	—	518,989	—	518,989
Office building and other services revenue	—	—	4,289	—	4,289
Income from loans and investments	272	—	56,145	—	56,417
Equity earnings in affiliates	143,760	—	(563)	(143,197)	—
Interest and other income	2,069	—	278	—	2,347
Total revenues	146,356	34,299	904,846	(143,197)	942,304
Expenses
Interest	(28,295)	82,644	58,680	—	113,029
Depreciation and amortization	1,373	1,422	220,839	—	223,634
Property-level operating expenses	—	82	421,331	—	421,413
Office building services costs	—	—	534	—	534
General, administrative and professional fees	(409)	4,614	32,451	—	36,656
(Gain) loss on extinguishment of debt, net	(14)	1,787	(1,866)	—	(93)
Merger-related expenses and deal costs	4,164	—	330	—	4,494
Other	2,327	—	1,200	—	3,527
Total expenses	(20,854)	90,549	733,499	—	803,194
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	167,210	(56,250)	171,347	(143,197)	139,110
Loss from unconsolidated entities	—	—	(6,371)	—	(6,371)
(Loss) gain on real estate dispositions	(562)	—	36,389	—	35,827
Income tax (expense) benefit	(129)	—	863	—	734
Income (loss) from continuing operations	166,519	(56,250)	202,228	(143,197)	169,300
Discontinued operations	—	—	—	—	—
Net income (loss)	166,519	(56,250)	202,228	(143,197)	169,300
Net income attributable to noncontrolling interests	—	—	2,781	—	2,781
Net income (loss) attributable to common stockholders	$166,519	$(56,250)	$199,447	$(143,197)	$166,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Six Months Ended June 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$534	$71,184	$728,348	$—	$800,066
Resident fees and services	—	—	1,042,172	—	1,042,172
Office building and other services revenue	—	—	5,209	—	5,209
Income from loans and investments	1,159	—	35,496	—	36,655
Equity earnings in affiliates	300,660	—	(1,126)	(299,534)	—
Interest and other income	21	80	9,388	—	9,489
Total revenues	302,374	71,264	1,819,487	(299,534)	1,893,591
Expenses
Interest	(38,343)	166,034	93,297	—	220,988
Depreciation and amortization	2,812	2,755	456,540	—	462,107
Property-level operating expenses	—	313	866,092	—	866,405
Office building services costs	—	—	1,148	—	1,148
General, administrative and professional fees	(1,589)	10,153	75,275	—	83,839
Loss on extinguishment of debt, net	—	4,427	—	—	4,427
Merger-related expenses and deal costs	2,955	—	3,825	—	6,780
Other	6	1	(11,465)	—	(11,458)
Total expenses	(34,159)	183,683	1,484,712	—	1,634,236
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	336,533	(112,419)	334,775	(299,534)	259,355
Loss from unconsolidated entities	—	—	(3,475)	—	(3,475)
(Loss) gain on real estate dispositions	(1)	—	24,598	—	24,597
Income tax (expense) benefit	(218)	—	59,227	—	59,009
Income (loss) from continuing operations	336,314	(112,419)	415,125	(299,534)	339,486
Discontinued operations	—	—	—	—	—
Net income (loss)	336,314	(112,419)	415,125	(299,534)	339,486
Net income attributable to noncontrolling interests	—	—	3,172	—	3,172
Net income (loss) attributable to common stockholders	$336,314	$(112,419)	$411,953	$(299,534)	$336,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Six Months Ended June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$856	$68,685	$675,530	$—	$745,071
Resident fees and services	—	—	1,033,742	—	1,033,742
Office building and other services revenue	—	—	7,617	—	7,617
Income from loans and investments	763	—	86,835	—	87,598
Equity earnings in affiliates	204,055	—	(1,206)	(202,849)	—
Interest and other income	11,391	—	590	—	11,981
Total revenues	217,065	68,685	1,803,108	(202,849)	1,886,009
Expenses
Interest	(56,990)	164,956	116,426	—	224,392
Depreciation and amortization	2,717	2,866	451,201	—	456,784
Property-level operating expenses	—	154	834,172	—	834,326
Office building services costs	—	—	649	—	649
General, administrative and professional fees	148	8,664	65,018	—	73,830
Loss (gain) on extinguishment of debt, net	154	12,596	(1,866)	—	10,884
Merger-related expenses and deal costs	20,410	—	1,420	—	21,830
Other	4,496	—	2,151	—	6,647
Total expenses	(29,065)	189,236	1,469,171	—	1,629,342
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	246,130	(120,551)	333,937	(202,849)	256,667
Loss from unconsolidated entities	—	—	(47,110)	—	(47,110)
(Loss) gain on real estate dispositions	(560)	—	36,435	—	35,875
Income tax (expense) benefit	(338)	—	4,314	—	3,976
Income (loss) from continuing operations	245,232	(120,551)	327,576	(202,849)	249,408
Discontinued operations	(10)	—	—	—	(10)
Net income (loss)	245,222	(120,551)	327,576	(202,849)	249,398
Net income attributable to noncontrolling interests	—	—	4,176	—	4,176
Net income (loss) attributable to common stockholders	$245,222	$(120,551)	$323,400	$(202,849)	$245,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$210,529	$(56,389)	$260,019	$(202,261)	$211,898
Other comprehensive loss:
Foreign currency translation	(8,211)	—	(375)	—	(8,586)
Unrealized loss on available for sale securities	(1,987)	—	(408)	—	(2,395)
Derivative instruments	1,723	(14,342)	(4,006)	—	(16,625)
Total other comprehensive loss	(8,475)	(14,342)	(4,789)	—	(27,606)
Comprehensive income (loss)	202,054	(70,731)	255,230	(202,261)	184,292
Comprehensive income attributable to noncontrolling interests	—	—	1,369	—	1,369
Comprehensive income (loss) attributable to common stockholders	$202,054	$(70,731)	$253,861	$(202,261)	$182,923

	For the Three Months Ended June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$166,519	$(56,250)	$202,228	$(143,197)	$169,300
Other comprehensive income:
Foreign currency translation	—	—	(15,246)	—	(15,246)
Unrealized gain on available for sale securities	—	—	12,857	—	12,857
Derivative instruments	—	—	6,002	—	6,002
Total other comprehensive income	—	—	3,613	—	3,613
Comprehensive income (loss)	166,519	(56,250)	205,841	(143,197)	172,913
Comprehensive income attributable to noncontrolling interests	—	—	2,781	—	2,781
Comprehensive income (loss) attributable to common stockholders	$166,519	$(56,250)	$203,060	$(143,197)	$170,132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Six Months Ended June 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$336,314	$(112,419)	$415,125	$(299,534)	$339,486
Other comprehensive (loss) income:
Foreign currency translation	(1,652)	—	(3,107)	—	(4,759)
Unrealized (loss) gain on available for sale securities	(1,987)	—	8,883	—	6,896
Other	1,723	(18,391)	(5,395)	—	(22,063)
Total other comprehensive (loss) income	(1,916)	(18,391)	381	—	(19,926)
Comprehensive income (loss)	334,398	(130,810)	415,506	(299,534)	319,560
Comprehensive income attributable to noncontrolling interests	—	—	3,172	—	3,172
Comprehensive income (loss) attributable to common stockholders	$334,398	$(130,810)	$412,334	$(299,534)	$316,388

	For the Six Months Ended June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$245,222	$(120,551)	$327,576	$(202,849)	$249,398
Other comprehensive income:
Foreign currency translation	—	—	(3,043)	—	(3,043)
Unrealized gain on available for sale securities	—	—	12,685	—	12,685
Other	—	—	14,617	—	14,617
Total other comprehensive income	—	—	24,259	—	24,259
Comprehensive income (loss)	245,222	(120,551)	351,835	(202,849)	273,657
Comprehensive income attributable to noncontrolling interests	—	—	4,176	—	4,176
Comprehensive income attributable to common stockholders	$245,222	$(120,551)	$347,659	$(202,849)	$269,481

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$4,253	$(90,987)	$815,953	$—	$729,219

Cash flows from investing activities:
Net investment in real estate property	(208,039)	—	—	—	(208,039)
Investment in loans receivable	(19,115)	—	(488,033)	—	(507,148)
Proceeds from real estate disposals	74,095	—	310	—	74,405
Proceeds from loans receivable	33	—	289,624	—	289,657
Development project expenditures	—	—	(114,226)	—	(114,226)
Capital expenditures	—	—	(58,381)	—	(58,381)
Investment in unconsolidated entities	—	—	(934)	—	(934)
Insurance proceeds for property damage claims	—	—	16,939	—	16,939
Net cash used in investing activities	(153,026)	—	(354,701)	—	(507,727)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(497,265)	(9,286)	—	(506,551)
Net change in borrowings under commercial paper program	—	269,810	—	—	269,810
Proceeds from debt	—	698,822	14,112	—	712,934
Repayment of debt	—	(958,756)	(38,305)	—	(997,061)
Net change in intercompany debt	(175,619)	585,213	(409,594)	—	—
Payment of deferred financing costs	—	(6,837)	—	—	(6,837)
Issuance of common stock, net	866,033	—	—	—	866,033
Cash distribution to common stockholders	(567,142)	—	—	—	(567,142)
Cash distribution to redeemable OP unitholders	—	—	(4,551)	—	(4,551)
Contributions from noncontrolling interests	—	—	3,594	—	3,594
Distributions to noncontrolling interests	—	—	(4,103)	—	(4,103)
Proceeds from stock option exercises	25,738	—	—	—	25,738
Other	(6,727)	—	(5)	—	(6,732)
Net cash provided by (used in) financing activities	142,283	90,987	(448,138)	—	(214,868)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,490)	—	13,114	—	6,624
Effect of foreign currency translation	(1,640)	—	1,848	—	208
Cash, cash equivalents and restricted cash at beginning of period	10,681	128	120,655	—	131,464
Cash, cash equivalents and restricted cash at end of period	$2,551	$128	$135,617	$—	$138,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(3,651)	$(107,438)	$821,425	$—	$710,336

Cash flows from investing activities:
Net investment in real estate property	(12,257)	—	—	—	(12,257)
Investment in loans receivable and other	(2,830)	—	(208,724)	—	(211,554)
Proceeds from real estate disposals	312,243	—	—	—	312,243
Proceeds from loans receivable	1,452	—	864,645	—	866,097
Development project expenditures	—	—	(155,682)	—	(155,682)
Capital expenditures	—	—	(42,029)	—	(42,029)
Distributions from unconsolidated entities	6,792	—	—	—	6,792
Investment in unconsolidated entities	—	—	(40,033)	—	(40,033)
Insurance proceeds for property damage claims	—	—	2,329	—	2,329
Net cash provided by investing activities	305,400	—	420,506	—	725,906

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(192,531)	(5,195)	—	(197,726)
Proceeds from debt	—	655,044	95,272	—	750,316
Repayment of debt	—	(1,311,098)	(120,789)	—	(1,431,887)
Purchase of noncontrolling interests	(2,429)	—	—	—	(2,429)
Net change in intercompany debt	237,376	961,644	(1,199,020)	—	—
Payment of deferred financing costs	—	(5,621)	(727)	—	(6,348)
Cash distribution from (to) affiliates	7,358	—	(7,358)	—	—
Cash distribution to common stockholders	(563,395)	—	—	—	(563,395)
Cash distribution to redeemable OP unitholders	—	—	(3,744)	—	(3,744)
Cash issued for redemption of OP Units	—	—	(975)	—	(975)
Distributions to noncontrolling interests	—	—	(7,808)	—	(7,808)
Proceeds from stock option exercises	2,325	—	—	—	2,325
Other	(4,320)	—	—	—	(4,320)
Net cash (used in) provided by financing activities	(323,085)	107,438	(1,250,344)	—	(1,465,991)
Net decrease in cash, cash equivalents and restricted cash	(21,336)	—	(8,413)	—	(29,749)
Effect of foreign currency translation	(7,744)	—	7,343	—	(401)
Cash, cash equivalents and restricted cash at beginning of period	46,945	128	141,180	—	188,253
Cash, cash equivalents and restricted cash at end of period	$17,865	$128	$140,110	$—	$158,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 17—SUBSEQUENT EVENT

In June 2019, we signed a definitive agreement to acquire 31 Canadian seniors housing communities and certain in-progress developments in an 85/15% partnership with the principal of LGM.  After closing of the acquisition (the “Acquisition Closing”), the portfolio will continue to be managed by LGM.  We will also obtain the exclusive right to jointly develop and own future LGM developments. The acquisition is subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals, and is expected to occur in the third quarter of 2019. However, there can be no assurance as to the completion or terms of the acquisition and joint venture.

In July 2019, we closed the first phase of the acquisition by funding C$947 million (US $723 million) to LGM as a bridge loan to enable LGM to buy out its former partner. The bridge loan is required to be fully repaid upon the Acquisition Closing.

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

Company Overview

We are a REIT with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2019, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 17 properties under development, including four properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2019, we leased a total of 424 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of June 30, 2019, pursuant to long-term management agreements, we engaged independent operators, such as Atria, Sunrise and ESL, to manage 372 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 124 properties (excluding two properties managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of June 30, 2019.

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

2019 Highlights

Investments and Dispositions

•
During the six months ended June 30, 2019, we sold 13 properties and our leasehold interest in one vacant land parcel for aggregate consideration of $74.4 million, and we recognized a gain on the sale of these assets of $24.6 million.

•
In June 2019, we provided new secured debt financing of $490 million to certain subsidiaries of Colony Capital, Inc. The LIBOR based debt financing has a five-year term (inclusive of three one-year extension options) and an effective interest rate of 9.2% as of June 30, 2019. In connection with this transaction, our previous loan to certain subsidiaries of Colony Capital, Inc. of $282 million was paid in full and we recognized a gain of $0.5 million.

•
In June 2019, we signed a definitive agreement to acquire 31 Canadian seniors housing communities and certain in-progress developments in an 85/15% partnership with the principal of Le Groupe Maurice (“LGM”).  After closing of the acquisition (the “Acquisition Closing”), the portfolio will continue to be managed by LGM.  We will also obtain the exclusive right to jointly develop and own future LGM developments. In July 2019, we closed the first phase of the acquisition by funding C$947 million (US $723 million) to LGM as a bridge loan to enable LGM to buy out its former partner. The bridge loan is required to be fully repaid upon the Acquisition Closing.

Liquidity and Capital

•
In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion.

•
In June 2019, we repaid $100.0 million of the balance outstanding on the $300.0 million unsecured term loan that matures in 2023 and repaid in full the $600.0 million unsecured term loan that was set to mature in 2024 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $3.2 million during the three months ended June 30, 2019.

•	For the six months ended June 30, 2019, we redeemed $258.8 million aggregate principal amount then outstanding of our 5.45% senior notes due 2043.

•	For the six months ended June 30, 2019, we issued a total of $700.0 million of senior notes with a weighted average interest rate of 4.1% and maturities in 2024 and 2049.

•	In June 2019, we issued $450.0 million aggregate principal amount of 2.65% senior notes due 2025. The notes were settled and proceeds were received in July 2019.

•
In July 2019, we redeemed $397.1 million aggregate principal amount then outstanding of our 2.70% senior notes due 2020 for a tender offer consideration of 100.37% of par value, plus accrued and unpaid interest to the payment date.

•
For the six months ended June 30, 2019, we sold an aggregate of 14.3 million shares of common stock under both a registered public offering and our “at-the-market” equity offering program (“ATM program”) for average gross proceeds of $62.91 per share.

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

	As of June 30, 2019	As of December 31, 2018
Investment mix by asset type(1):
Seniors housing communities	61.0%	61.6%
MOBs	19.9	20.4
Research and innovation centers	8.6	8.1
Health systems	5.6	5.6
IRFs and LTACs	1.7	1.7
Skilled nursing facilities (“SNFs”)	0.7	0.8
Secured loans receivable and investments, net	2.5	1.8
Investment mix by tenant, operator and manager(1):
Atria	22.1%	22.1%
Sunrise	11.0	11.0
Brookdale Senior Living	8.2	8.4
Ardent	5.1	5.2
ESL	4.3	3.9
Kindred	1.1	1.1
All other	48.2	48.3

(1)	Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	54.8%	55.1%	55.0%	54.8%
Brookdale Senior Living(2)	4.8	2.5	5.5	3.5
Ardent	3.1	3.0	3.1	3.0
Kindred	3.4	3.4	3.5	3.4
All others	33.9	36.0	32.9	35.3
Adjusted EBITDA:
Senior living operations	31.4%	32.0%	32.2%	31.9%
Brookdale Senior Living(2)	8.3	3.6	8.0	5.5
Ardent	5.5	5.1	5.2	5.1
Kindred	6.0	5.9	5.7	5.7
All others	48.8	53.4	48.9	51.8
Net operating income (“NOI”)
Senior living operations	30.5%	30.5%	30.9%	30.8%
Brookdale Senior Living(2)	8.9	4.3	8.9	6.2
Ardent	5.8	5.5	5.8	5.5
Kindred	6.4	6.3	6.3	6.2
All others	48.4	53.4	48.1	51.3
Operations mix by geographic location(3):
California	16.3%	15.4%	16.3%	15.6%
New York	8.9	8.1	9.0	8.2
Texas	6.1	6.3	6.2	6.1
Pennsylvania	4.6	4.6	4.7	4.5
Illinois	4.3	3.1	4.3	3.8
All others	59.8	62.5	59.5	61.8

(1)
Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).

(2)
2019 and 2018 exclude two seniors housing communities and one seniors housing community, respectively, which are included in the senior living operations reportable business segment. 2018 includes the impact of a net non-cash charge of $21.3 million related to April 2018 lease extensions.

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

Triple-Net Lease Expirations

If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the six months ended June 30, 2019, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Results of Operations

As of June 30, 2019, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria, Sunrise and ESL, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Three Months Ended June 30, 2019 and 2018

The table below shows our results of operations for the three months ended June 30, 2019 and 2018 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$190,061	$169,047	$21,014	12.4%
Senior living operations	153,888	157,877	(3,989)	(2.5)
Office operations	140,780	133,534	7,246	5.4
All other	20,370	57,552	(37,182)	(64.6)
Total segment NOI	505,099	518,010	(12,911)	(2.5)
Interest and other income	9,202	2,347	6,855	nm
Interest expense	(110,369)	(113,029)	2,660	2.4
Depreciation and amortization	(226,187)	(223,634)	(2,553)	(1.1)
General, administrative and professional fees	(43,079)	(36,656)	(6,423)	(17.5)
(Loss) gain on extinguishment of debt, net	(4,022)	93	(4,115)	nm
Merger-related expenses and deal costs	(4,600)	(4,494)	(106)	(2.4)
Other	11,481	(3,527)	15,008	nm
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	137,525	139,110	(1,585)	(1.1)
Loss from unconsolidated entities	(2,529)	(6,371)	3,842	60.3
Gain on real estate dispositions	19,150	35,827	(16,677)	(46.5)
Income tax benefit	57,752	734	57,018	nm
Income from continuing operations	211,898	169,300	42,598	25.2
Discontinued operations	—	—	—	nm
Net income	211,898	169,300	42,598	25.2
Net income attributable to noncontrolling interests	1,369	2,781	1,412	50.8
Net income attributable to common stockholders	$210,529	$166,519	44,010	26.4
nm - not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$196,382	$167,870	$28,512	17.0%
Other services revenue	—	1,177	(1,177)	nm
Less: Property-level operating expenses	(6,321)	—	(6,321)	nm
Segment NOI	$190,061	$169,047	21,014	12.4
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

The increase in our triple-net leased properties segment NOI in the second quarter of 2019 over the same period in 2018 is attributable primarily to rent increases due to contractual escalations pursuant to the terms of our leases and the second quarter 2018 non-cash expense of $21.3 million related to the Brookdale Senior Living lease extensions.

Occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2019 for the first quarter of 2019 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2018 for the first quarter of 2018.

	Number of Properties Owned at June 30, 2019	Average Occupancy for the Three Months Ended March 31, 2019	Number of Properties Owned at June 30, 2018	Average Occupancy for the Three Months Ended March 31, 2018
Seniors housing communities (1)	342	84.2%	356	84.6%
SNFs (1)	16	88.0	17	85.8
IRFs and LTACs (1)	36	55.8	35	60.6

(1)
Excludes properties included in discontinued operations and properties sold or classified as held for sale, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended June 30, 2019 and 2018, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 416 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$193,836	$162,975	$30,861	18.9%
Less: Property-level operating expenses	(6,121)	—	(6,121)	nm
Segment NOI	$187,715	$162,975	24,740	15.2
nm - not meaningful

The increase in our same-store triple-net leased properties segment NOI in the second quarter of 2019 over the same period in 2018 is attributable primarily to rent increases due to contractual escalations pursuant to the terms of our leases and the second quarter 2018 non-cash expense of $21.3 million related to the Brookdale Senior Living lease extensions.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$520,725	$518,989	$1,736	0.3%
Less: Property-level operating expenses	(366,837)	(361,112)	(5,725)	(1.6)
Segment NOI	$153,888	$157,877	(3,989)	(2.5)

	Number of Properties at June 30,		Average Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Total communities	367	357	85.8%	86.4%	$5,767	$5,755

Resident fees and services include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.

The following table compares results of operations for our 351 same-store senior living operating communities, unadjusted for foreign currency movements between periods.

	For the Three Months Ended June 30,		Decrease to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$508,694	$513,520	$(4,826)	(0.9)%
Less: Property-level operating expenses	(357,655)	(355,868)	(1,787)	(0.5)
Segment NOI	$151,039	$157,652	(6,613)	(4.2)

	Number of Properties at June 30,		Average Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Same-store communities	351	351	86.2%	86.5%	$5,762	$5,787

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$202,188	$192,392	$9,796	5.1%
Office building services revenue	1,850	1,977	(127)	(6.4)
Total revenues	204,038	194,369	9,669	5.0
Less:
Property-level operating expenses	(62,743)	(60,301)	(2,442)	(4.0)
Office building services costs	(515)	(534)	19	3.6
Segment NOI	$140,780	$133,534	7,246	5.4
nm - not meaningful

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Total office buildings	385	383	89.8%	90.8%	$33	$32

The increase in our office operations segment NOI in the second quarter of 2019 over the same period in 2018 is attributable primarily to in-place rent escalations, property acquisitions and developments that became operational, partially offset by asset dispositions.

The following table compares results of operations for our 356 same-store office buildings.

	For the Three Months Ended June 30,		Increase to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$180,225	$178,570	$1,655	0.9%
Less: Property-level operating expenses	(54,330)	(55,231)	901	1.6
Segment NOI	$125,895	$123,339	2,556	2.1

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Same-store office buildings	356	356	92.1%	91.8%	$32	$32

All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $37.2 million decrease in all other segment NOI for the three months ended June 30, 2019 over the same period in 2018 is primarily due to reduced interest income related to the $700.0 million term loan that we made to Ardent in March 2017, which was fully repaid in June 2018.

Interest and Other Income

The $6.9 million increase in interest and other income for the three months ended June 30, 2019 over the same period in 2018 is primarily due to the recognition of cash income on warrants related to our research and innovation properties.

Interest Expense

The $2.7 million decrease in total interest expense for the three months ended June 30, 2019 compared to the same period in 2018 is attributable to a decrease of $3.9 million due to lower debt balances, partially offset by an increase of $0.7 million due to a higher effective interest rate, including the amortization of any fair value adjustments, and an increase of $0.5 million from other interest expense. Our effective interest rate was 4.0% and 3.9% for the three months ended June 30, 2019 and 2018, respectively. Capitalized interest for the three months ended June 30, 2019 and 2018 was $2.0 million and $2.3 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations increased $2.6 million during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to asset acquisitions, net of dispositions.

(Loss) Gain on Extinguishment of Debt, Net

Loss on extinguishment of debt, net for the three months ended June 30, 2019 was due primarily to the July 2019 redemption and repayment of $397.1 million aggregate principal amount then outstanding of our 2.70% senior notes due 2020, which was announced in June 2019, and the June 2019 repayments of unsecured term loans. See “NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other

The $15.0 million change to other during the three months ended June 30, 2019 compared to the same period in 2018 is primarily due to insurance recoveries related to natural disasters.

Loss from unconsolidated entities

The loss from unconsolidated entities decreased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to our share of Ardent’s losses on the extinguishment of debt resulting from its second quarter 2018 debt refinancing.

Gain on Real Estate Dispositions

The gain on real estate dispositions decreased $16.7 million for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to higher disposition activity in 2018.

Income Tax Benefit

The $57.0 million increase in income tax benefit related to continuing operations for the three months ended June 30, 2019 compared to the same period in 2018 is primarily due to a $57.6 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities in the second quarter of 2019.

Six Months Ended June 30, 2019 and 2018
The table below shows our results of operations for the six months ended June 30, 2019 and 2018 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$382,696	$360,831	$21,865	6.1%
Senior living operations	314,349	320,410	(6,061)	(1.9)
Office operations	281,266	268,527	12,739	4.7
All other	38,238	89,285	(51,047)	(57.2)
Total segment NOI	1,016,549	1,039,053	(22,504)	(2.2)
Interest and other income	9,489	11,981	(2,492)	(20.8)
Interest expense	(220,988)	(224,392)	3,404	1.5
Depreciation and amortization	(462,107)	(456,784)	(5,323)	(1.2)
General, administrative and professional fees	(83,839)	(73,830)	(10,009)	(13.6)
Loss on extinguishment of debt, net	(4,427)	(10,884)	6,457	59.3
Merger-related expenses and deal costs	(6,780)	(21,830)	15,050	68.9
Other	11,458	(6,647)	18,105	nm
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	259,355	256,667	2,688	1.0
Loss from unconsolidated entities	(3,475)	(47,110)	43,635	92.6
Gain on real estate dispositions	24,597	35,875	(11,278)	(31.4)
Income tax benefit	59,009	3,976	55,033	nm
Income from continuing operations	339,486	249,408	90,078	36.1
Discontinued operations	—	(10)	10	nm
Net income	339,486	249,398	90,088	36.1
Net income attributable to noncontrolling interests	3,172	4,176	1,004	24.0
Net income attributable to common stockholders	$336,314	$245,222	91,092	37.1
nm - not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$396,450	$358,511	$37,939	10.6%
Other services revenue	—	2,320	(2,320)	nm
Less: Property-level operating expenses	(13,754)	—	(13,754)	nm
Segment NOI	$382,696	$360,831	21,865	6.1
nm - not meaningful

The increase in our triple-net leased properties segment NOI for the six months ended June 30, 2019 over the same period in 2018 is attributable primarily to rent increases due to contractual escalations pursuant to the terms of our leases and the second quarter 2018 non-cash expense of $21.3 million related to the Brookdale Senior Living lease extensions.

The following table compares results of operations for our 413 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$386,795	$342,286	$44,509	13.0%
Less: Property-level operating expenses	(13,104)	—	(13,104)	nm
Segment NOI	$373,691	$342,286	31,405	9.2
nm - not meaningful
The increase in our same-store triple-net leased properties rental income for the six months ended June 30, 2019 over the same period in 2018 is attributable primarily to rent increases due to contractual escalations pursuant to the terms of our leases and the second quarter 2018 non-cash expense of $21.3 million related to the Brookdale Senior Living lease extensions.
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,042,172	$1,033,742	$8,430	0.8%
Less: Property-level operating expenses	(727,823)	(713,332)	(14,491)	(2.0)
Segment NOI	$314,349	$320,410	(6,061)	(1.9)

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Total communities	367	357	86.1%	86.5%	$5,782	$5,682

The following table compares results of operations for our 351 same-store senior living operating communities, unadjusted for foreign currency movements between periods.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,020,898	$1,015,464	$5,434	0.5%
Less: Property-level operating expenses	(711,870)	(697,838)	(14,032)	(2.0)
Segment NOI	$309,028	$317,626	(8,598)	(2.7)

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Same-store communities	351	351	86.3%	86.6%	$5,772	$5,714
Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$403,616	$386,560	$17,056	4.4%
Office building services revenue	3,626	3,610	16	0.4
Total revenues	407,242	390,170	17,072	4.4
Less:
Property-level operating expenses	(124,828)	(120,994)	(3,834)	(3.2)
Office building services costs	(1,148)	(649)	(499)	(76.9)
Segment NOI	$281,266	$268,527	12,739	4.7

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Total office buildings	385	383	89.8%	90.8%	$33	$32

The increase in our office operations segment NOI for the six months ended June 30, 2019 over the same period in 2018 is attributable primarily to in-place rent escalations, property acquisitions and developments that became operational, partially offset by asset dispositions.

The following table compares results of operations for our 356 same-store office buildings.

	For the Six Months Ended June 30,		Increase to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$363,437	$356,281	$7,156	2.0%
Less: Property-level operating expenses	(109,360)	(109,515)	155	0.1
Segment NOI	$254,077	$246,766	7,311	3.0

	Number of Properties at June 30,		Occupancy June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Same-store office buildings	356	356	92.1%	91.8%	$33	$32

The increase in our same-store office operations segment NOI for the six months ended June 30, 2019 over the same period in 2018 is attributable primarily to in-place rent escalations and increases in occupancy.
All Other
The $51.0 million decrease in all other segment NOI for the six months ended June 30, 2019 over the same period in 2018 is primarily due to reduced interest income related to the $700.0 million term loan that we made to Ardent in March 2017, which was fully repaid in June 2018.
Interest Expense
The $3.4 million decrease in total interest expense for the six months ended June 30, 2019 over the same period in 2018 is attributable to a decrease of $8.4 million due to lower debt balances, partially offset by an increase of $3.5 million due to a slightly higher effective interest rate, including the amortization of any fair value adjustments, and an increase of $1.5 million from other interest expense. Our effective interest rate was 3.9% for the six months ended June 30, 2019 and 2018. Capitalized interest for both the six months ended June 30, 2019 and 2018 was $4.0 million.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations increased during the six months ended June 30, 2019 compared to the same period in 2018, primarily due to asset acquisitions, net of dispositions.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the six months ended June 30, 2019 was due primarily to the July 2019 redemption and repayment of $397.1 million aggregate principal amount then outstanding of our 2.70% senior notes due 2020, which was announced in June 2019, and the June 2019 repayments of unsecured term loans. Loss on extinguishment of debt, net for the same period in 2018 was due primarily to the February 2018 redemption and repayment of the $502.1 million aggregate principal amount then outstanding of our 4.00% senior notes due in 2019. See “NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Merger-Related Expenses and Deal Costs
The $15.1 million decrease in merger-related expenses and deal costs for the six months ended June 30, 2019 over the same period in 2018 was due primarily to costs associated with the transition of the management of 76 private pay seniors housing communities to ESL during the first quarter of 2018.
Other
The $18.1 million change in other for the six months ended June 30, 2019 over the same period in 2018 is primarily due to insurance recoveries related to natural disasters.
Loss from Unconsolidated Entities
The $43.6 million decrease in loss from unconsolidated entities for the six months ended June 30, 2019 over the same period in 2018 is due to a $35.7 million impairment relating to the carrying costs of one of our equity method investments consisting principally of SNFs, prior to the sale in July 2018.
Gain on Real Estate Dispositions
The $11.3 million decrease in gain on real estate dispositions to $24.6 million for the six months ended June 30, 2019 over the same period in 2018 is due primarily to higher disposition activity in 2018.
Income Tax Benefit

The $55.0 million increase in income tax benefit related to continuing operations for the six months ended June 30, 2019 compared to the same period in 2018 is primarily due to a $57.6 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities in the second quarter of 2019.

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

The following table summarizes our FFO and normalized FFO for the three and six months ended June 30, 2019 and 2018. The decrease in normalized FFO for the six months ended June 30, 2019 over the same period in 2018 is principally due to the dilutive impact of using the proceeds derived from 2018 loan repayments and asset dispositions to reduce debt and invest in development and redevelopment projects.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to common stockholders	$210,529	$166,519	$336,314	$245,222
Adjustments:
Real estate depreciation and amortization	224,630	222,092	459,101	453,587
Real estate depreciation related to noncontrolling interests	(1,750)	(1,776)	(3,584)	(3,587)
Real estate depreciation related to unconsolidated entities	167	302	332	1,332
Impairment on equity method investment	—	—	—	35,708
Gain on real estate dispositions related to unconsolidated entities	(2)	—	(801)	—
Gain on real estate dispositions related to noncontrolling interests	—	1,508	354	1,508
Gain on real estate dispositions	(19,150)	(35,827)	(24,597)	(35,875)
FFO attributable to common stockholders	414,424	352,818	767,119	697,895
Adjustments:
Change in fair value of financial instruments	(11)	45	(49)	(46)
Non-cash income tax benefit	(59,480)	(1,642)	(61,194)	(5,317)
Loss on extinguishment of debt, net	4,022	4,707	4,427	15,694
(Gain) loss on non-real estate dispositions related to unconsolidated entities	(3)	—	(3)	4
Merger-related expenses, deal costs and re-audit costs	5,564	7,540	8,393	26,785
Amortization of other intangibles	121	190	242	518
Other items related to unconsolidated entities	1,377	878	2,415	3,725
Non-cash impact of changes to equity plan	2,584	1,292	4,918	2,873
Non-cash charges related to lease terminations	—	21,299	—	21,299
Natural disaster expenses (recoveries), net	(13,339)	79	(14,878)	(304)
Normalized FFO attributable to common stockholders	$355,259	$387,206	$711,390	$763,126

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to common stockholders	$210,529	$166,519	$336,314	$245,222
Adjustments:
Interest	110,369	113,029	220,988	224,392
Loss (gain) on extinguishment of debt, net	4,022	(93)	4,427	10,884
Taxes (including tax amounts in general, administrative and professional fees)	(57,412)	181	(57,298)	(2,209)
Depreciation and amortization	226,187	223,634	462,107	456,784
Non-cash stock-based compensation expense	10,070	7,149	18,475	14,273
Merger-related expenses, deal costs and re-audit costs	4,600	6,232	6,791	24,969
Net income attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(3,199)	(1,567)	(6,073)	(4,599)
Loss from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	9,009	14,564	16,767	59,503
Gain on real estate dispositions	(19,150)	(35,827)	(24,597)	(35,875)
Unrealized foreign currency (gains) losses	(265)	335	(692)	712
Change in fair value of financial instruments	(14)	25	(67)	(64)
Non-cash charges related to lease terminations	—	21,299	—	21,299
Natural disaster expenses (recoveries), net	(13,308)	79	(14,957)	(304)
Adjusted EBITDA	$481,438	$515,559	$962,185	$1,014,987

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to common stockholders	$210,529	$166,519	$336,314	$245,222
Adjustments:
Interest and other income	(9,202)	(2,347)	(9,489)	(11,981)
Interest	110,369	113,029	220,988	224,392
Depreciation and amortization	226,187	223,634	462,107	456,784
General, administrative and professional fees	43,079	36,656	83,839	73,830
Loss (gain) on extinguishment of debt, net	4,022	(93)	4,427	10,884
Merger-related expenses and deal costs	4,600	4,494	6,780	21,830
Discontinued operations	—	—	—	10
Other	(11,481)	3,527	(11,458)	6,647
Net income attributable to noncontrolling interests	1,369	2,781	3,172	4,176
Loss from unconsolidated entities	2,529	6,371	3,475	47,110
Income tax benefit	(57,752)	(734)	(59,009)	(3,976)
Gain on real estate dispositions	(19,150)	(35,827)	(24,597)	(35,875)
NOI	$505,099	$518,010	$1,016,549	$1,039,053

See “Results of Operations” for discussions regarding both segment NOI and same-store segment NOI. We define same-store as properties owned, consolidated and operational for the full period in both comparison periods; provided, however, that we may include selected properties that otherwise meet the same-store criteria if they are included in substantially all of, but not a full, period for one or both of the comparison periods, and in our judgment such inclusion provides a more meaningful presentation of our portfolio performance. Same-store excludes: (i) assets sold or classified as held for sale and assets whose operations were classified as discontinued operations; (ii) for assets included in our office operations reportable business segment, those properties that incur major property-level expenditures to maximize value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization; and (iii) for other assets, those properties that are scheduled for operator transition, or have transitioned operators, after the start of the prior comparison period.

Liquidity and Capital Resources

As of June 30, 2019, we had a total of $82.0 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of June 30, 2019, we also had escrow deposits and restricted cash of $56.3 million and $276.8 million of unused borrowing capacity available under our secured revolving construction credit facility. We limit our utilization of the unsecured revolving credit facility in order to maintain liquidity and to support our commercial paper program. Including these internal limits, we had $2.5 billion in available liquidity under the unsecured revolving credit facility as of June 30, 2019. See “NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2019, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our commercial paper program, proceeds from asset sales and cash on hand.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $805.6 million of senior notes; (iv) fund acquisitions, investments and commitments, including our pending transaction with LGM, and any development and redevelopment activities; (v) fund capital expenditures; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities and commercial paper program. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us.

Credit Facilities, Commercial Paper and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875% as of June 30, 2019. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

In January 2019, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), established an unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2019, $270.0 million was outstanding under our commercial paper program.

As of June 30, 2019, $227.3 million was outstanding under the unsecured revolving credit facility with an additional
$23.7 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility in order to maintain liquidity and to support our commercial paper program. Including these internal limits, we had $2.5 billion in available liquidity under the unsecured revolving credit facility as of June 30, 2019.

In June 2019, we repaid $100.0 million of the balance outstanding on the $300.0 million unsecured term loan that matures in 2023 and repaid in full the $600.0 million unsecured term loan that was set to mature in 2024.

As of June 30, 2019, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90%, that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of June 30, 2019, we had a $400.0 million secured revolving construction credit facility with $123.2 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

Senior Notes

In January 2019, we redeemed $258.8 million aggregate principal amount then outstanding of our 5.45% senior notes due 2043 at a public offering price at par, plus accrued and unpaid interest to the redemption date. Notice of the redemption was given in November 2018 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $7.1 million during the year ended December 31, 2018 and $0.4 million during the first quarter of 2019.

In February 2019, Ventas Realty issued and sold $400.0 million aggregate principal amount of 3.50% senior notes due 2024 at a public offering price equal to 99.88% of par and $300.0 million aggregate principal amount of 4.875% senior notes due 2049 at a public offering price equal to 99.77% of par.

In June 2019, Ventas Realty issued $450.0 million aggregate principal amount of 2.65% senior notes due 2025 at a public offering price equal to 99.45% of par. The notes were settled and proceeds were received in July 2019.

In July 2019, in connection with an announced cash tender offer for such notes, we redeemed $397.1 million aggregate principal amount then outstanding of our 2.70% senior notes due 2020 for a tender offer consideration of 100.37% of par value, plus accrued and unpaid interest to the payment date. Notice of the redemption was given in June 2019 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $0.8 million during the three months ended June 30, 2019.

Equity Offerings

From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under our ATM program.  During the six months ended June 30, 2019, we sold 1.6 million shares of common stock under our ATM program for gross proceeds of $64.15 per share.  As of June 30, 2019, $900.0 million of our common stock remained available for sale under our ATM program.

In June 2019, we sold 12.7 million shares of our common stock under a registered public offering for gross proceeds of $62.75 per share. We used the net proceeds to fund a bridge loan to LGM in connection with our pending acquisition of a seniors housing portfolio in Canada. We intend to use any net proceeds not used for such purpose for working capital and other general corporate purposes. See “NOTE 17—SUBSEQUENT EVENT” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth our sources and uses of cash flows:

	For the Six Months Ended June 30,		(Decrease) Increase to Cash
	2019	2018	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$131,464	$188,253	$(56,789)	(30.2)%
Net cash provided by operating activities	729,219	710,336	18,883	2.7
Net cash (used in) provided by investing activities	(507,727)	725,906	(1,233,633)	nm
Net cash used in financing activities	(214,868)	(1,465,991)	1,251,123	85.3
Effect of foreign currency translation	208	(401)	609	nm
Cash, cash equivalents and restricted cash at end of period	$138,296	$158,103	(19,807)	(12.5)
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $18.9 million during the six months ended June 30, 2019 over the same period in 2018 due primarily to property-level NOI growth, lower merger-related expenses and deal costs and a decrease in interest expense due to debt repayments.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $1.2 billion during the six months ended June 30, 2019 over the same period in 2018 primarily due to increased acquisition and investment activity, in addition to decreased real estate dispositions and loans receivable proceeds.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased $1.3 billion during the six months ended June 30, 2019 over the same period in 2018 primarily due to higher debt repayments during 2018 using proceeds from asset sales and loans receivable repayments, and the issuance of common stock in 2019.

Capital Expenditures

The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time, we may fund the capital expenditures for our triple-

net leased properties through loans or advances to the tenants, which may increase the amount of rent payable with respect to the properties in certain cases. We may also fund capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases. We also expect to fund capital expenditures related to our senior living operations and office operations reportable business segments with the cash flows from the properties or through additional borrowings. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities.

To the extent that unanticipated capital expenditure needs arise or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of June 30, 2019, we had 17 properties under development pursuant to these agreements, including four properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

As of June 30, 2019 and December 31, 2018, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $695.7 million and $479.4 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Gross book value	$9,490,742	$9,043,734
Fair value(1)	9,905,441	8,926,280
Fair value reflecting change in interest rates(1):
-100 basis points	10,477,676	9,574,799
+100 basis points	9,393,024	8,568,149

(1)
The change in fair value of our fixed rate debt from December 31, 2018 to June 30, 2019 was due primarily to 2019 senior note issuances, partially offset by 2019 senior note and unsecured term loan repayments.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of June 30, 2019	As of December 31, 2018	As of June 30, 2018
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$8,422,854	$7,945,598	$7,529,020
Unsecured term loans	200,000	400,000	200,000
Secured revolving construction credit facility	123,223	—	—
Mortgage loans and other	744,665	698,136	1,014,949
Variable rate:
Senior notes	—	—	400,000
Unsecured revolving credit facility	227,323	765,919	302,820
Unsecured term loans	—	500,000	700,000
Commercial paper notes	270,000	—	—
Secured revolving construction credit facility	—	90,488	36,337
Mortgage loans and other	358,838	429,561	321,851
Total	$10,346,903	$10,829,702	$10,504,977
Percentage of total debt:
Fixed rate:
Senior notes	81.4%	73.4%	71.6%
Unsecured term loans	1.9	3.7	1.9
Secured revolving construction credit facility	1.2	—	—
Mortgage loans and other	7.2	6.4	9.7
Variable rate:
Senior notes	—	—	3.8
Unsecured revolving credit facility	2.2	7.1	2.9
Unsecured term loans	—	4.6	6.7
Commercial paper notes	2.6	—	—
Secured revolving construction credit facility	—	0.8	0.3
Mortgage loans and other	3.5	4.0	3.1
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.8%	3.8%	3.9%
Unsecured term loans	2.0	2.8	2.1
Secured revolving construction credit facility	4.5	—	—
Mortgage loans and other	4.4	4.4	5.1
Variable rate:
Senior notes	—	—	3.3
Unsecured revolving credit facility	3.0	3.2	2.7
Unsecured term loans	—	3.3	3.0
Commercial paper notes	2.6	—	—
Secured revolving construction credit facility	—	4.1	3.7
Mortgage loans and other	3.4	3.4	2.9
Total	3.7	3.7	3.8

The variable rate debt in the table above reflects, in part, the effect of $148.5 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $506.4 million notional amount of interest rate swaps with maturities ranging from August 2020 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt.

The decrease in our outstanding variable rate debt at June 30, 2019 compared to December 31, 2018 is primarily attributable to unsecured revolving credit facility and term loan repayments, partially offset by borrowings under our commercial paper program.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of June 30, 2019, interest expense on an annualized basis would increase by approximately $5.8 million, or $0.02 per diluted common share.

As of June 30, 2019 and December 31, 2018, our joint venture partners’ aggregate share of total debt was $101.8 million and $100.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $46.0 million and $40.8 million as of June 30, 2019 and December 31, 2018, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2019 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the three and six months of 2019 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2019, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the second quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended June 30, 2019.

	Number of Shares Repurchased (1)	Average Price Per Share
April 1 through April 30	994	$62.19
May 1 through May 31	—	—
June 1 through June 30	—	—

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
Date: July 26, 2019

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer