Form 10-Q
period 2019-09-30
Ventas, Inc.
filed 2019-10-25
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Outstanding at October 23, 2019:
372,736,027

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

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of September 30, 2019	As of December 31, 2018
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,280,877	$2,114,406
Buildings and improvements	24,459,114	22,437,243
Construction in progress	432,713	422,334
Acquired lease intangibles	1,334,915	1,502,955
Operating lease assets	388,480	—
	28,896,099	26,476,938
Accumulated depreciation and amortization	(6,964,061)	(6,383,281)
Net real estate property	21,932,038	20,093,657
Secured loans receivable and investments, net	709,714	495,869
Investments in unconsolidated real estate entities	45,905	48,378
Net real estate investments	22,687,657	20,637,904
Cash and cash equivalents	148,063	72,277
Escrow deposits and restricted cash	60,533	59,187
Goodwill	1,049,985	1,050,548
Assets held for sale	4,520	5,454
Other assets	852,795	759,185
Total assets	$24,803,553	$22,584,555
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,053,184	$10,733,699
Accrued interest	85,214	99,667
Operating lease liabilities	249,237	—
Accounts payable and other liabilities	1,194,162	1,086,030
Liabilities related to assets held for sale	1,531	205
Deferred income taxes	147,524	205,219
Total liabilities	13,730,852	12,124,820
Redeemable OP unitholder and noncontrolling interests	236,792	188,141
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 372,726 and 356,572 shares issued at September 30, 2019 and December 31, 2018, respectively	93,164	89,125
Capital in excess of par value	14,017,030	13,076,528
Accumulated other comprehensive loss	(59,857)	(19,582)
Retained earnings (deficit)	(3,384,421)	(2,930,214)
Treasury stock, 3 and 0 shares at September 30, 2019 and December 31, 2018, respectively	(210)	—
Total Ventas stockholders’ equity	10,665,706	10,215,857
Noncontrolling interests	170,203	55,737
Total equity	10,835,909	10,271,594
Total liabilities and equity	$24,803,553	$22,584,555
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$193,383	$190,117	$589,833	$548,628
Office	214,939	193,911	618,555	580,471
	408,322	384,028	1,208,388	1,129,099
Resident fees and services	541,090	518,560	1,583,262	1,552,302
Office building and other services revenue	2,959	3,288	8,168	10,905
Income from loans and investments	30,164	18,108	66,819	105,706
Interest and other income	620	12,554	10,109	24,535
Total revenues	983,155	936,538	2,876,746	2,822,547
Expenses
Interest	113,967	107,581	334,955	331,973
Depreciation and amortization	234,603	218,579	696,710	675,363
Property-level operating expenses:
Senior living	388,011	366,721	1,115,834	1,080,053
Office	67,144	61,668	191,972	182,662
Triple-net leased	6,338	—	20,092	—
	461,493	428,389	1,327,898	1,262,715
Office building services costs	627	431	1,775	1,080
General, administrative and professional fees	40,530	39,677	124,369	113,507
Loss on extinguishment of debt, net	37,434	39,527	41,861	50,411
Merger-related expenses and deal costs	4,304	4,458	11,084	26,288
Other	2,164	1,244	(9,294)	7,891
Total expenses	895,122	839,886	2,529,358	2,469,228
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	88,033	96,652	347,388	353,319
Income (loss) from unconsolidated entities	854	(716)	(2,621)	(47,826)
Gain on real estate dispositions	36	18	24,633	35,893
Income tax (expense) benefit	(2,005)	7,327	57,004	11,303
Income from continuing operations	86,918	103,281	426,404	352,689
Discontinued operations	—	—	—	(10)
Net income	86,918	103,281	426,404	352,679
Net income attributable to noncontrolling interests	1,659	1,309	4,831	5,485
Net income attributable to common stockholders	$85,259	$101,972	$421,573	$347,194
Earnings per common share
Basic:
Income from continuing operations	$0.23	$0.29	$1.17	$0.99
Net income attributable to common stockholders	0.23	0.29	1.16	0.97
Diluted:
Income from continuing operations	$0.23	$0.29	$1.16	$0.98
Net income attributable to common stockholders	0.23	0.28	1.15	0.97

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$86,918	$103,281	$426,404	$352,679
Other comprehensive (loss) income:
Foreign currency translation	(7,011)	(5,018)	(11,770)	(8,061)
Unrealized (loss) gain on available for sale securities	(3,162)	5,131	3,734	17,816
Derivative instruments	(10,013)	2,801	(32,076)	17,418
Total other comprehensive (loss) income	(20,186)	2,914	(40,112)	27,173
Comprehensive income	66,732	106,195	386,292	379,852
Comprehensive income attributable to noncontrolling interests	1,659	1,309	4,831	5,485
Comprehensive income attributable to common stockholders	$65,073	$104,886	$381,461	$374,367

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2019	(In thousands, except per share amounts)
Balance at July 1, 2019	$92,852	$13,940,117	$(39,671)	$(3,173,287)	$—	$10,820,011	$56,351	$10,876,362
Net income	—	—	—	85,259	—	85,259	1,659	86,918
Other comprehensive loss	—	—	(20,186)	—	—	(20,186)	—	(20,186)
Net change in noncontrolling interests	—	552	—	—	—	552	112,193	112,745
Dividends to common stockholders—$0.7925 per share	—	—	—	(296,393)	—	(296,393)	—	(296,393)
Issuance of common stock	276	76,004	—	—	—	76,280	—	76,280
Issuance of common stock for stock plans	35	16,078	—	—	387	16,500	—	16,500
Adjust redeemable OP unitholder interests to current fair value	—	(16,015)	—	—	—	(16,015)	—	(16,015)
Redemption of OP Units	—	(285)	—	—	—	(285)	—	(285)
Grant of restricted stock, net of forfeitures	1	579	—	—	(597)	(17)	—	(17)
Balance at September 30, 2019	$93,164	$14,017,030	$(59,857)	$(3,384,421)	$(210)	$10,665,706	$170,203	$10,835,909

Balance at July 1, 2018	$89,085	$13,068,399	$(10,861)	$(2,529,102)	$(573)	$10,616,948	$60,621	$10,677,569
Net income	—	—	—	101,972	—	101,972	1,309	103,281
Other comprehensive income	—	—	2,914	—	—	2,914	—	2,914
Net change in noncontrolling interests	—	39	—	—	—	39	(1,700)	(1,661)
Dividends to common stockholders—$0.79 per share	—	—	—	(282,163)	—	(282,163)	—	(282,163)
Issuance of common stock for stock plans and other	10	1,921	—	—	748	2,679	—	2,679
Adjust redeemable OP unitholder interests to current fair value	—	4,592	—	—	—	4,592	—	4,592
Redemption of OP Units	—	(275)	—	—	—	(275)	—	(275)
Grant of restricted stock, net of forfeitures	5	6,648	—	—	(520)	6,133	—	6,133
Balance at September 30, 2018	$89,100	$13,081,324	$(7,947)	$(2,709,293)	$(345)	$10,452,839	$60,230	$10,513,069

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2019	(In thousands, except per share amounts)
January 1, 2019	$89,125	$13,076,528	$(19,582)	$(2,930,214)	$—	$10,215,857	$55,737	$10,271,594
Net income	—	—	—	421,573	—	421,573	4,831	426,404
Other comprehensive loss	—	—	(40,112)	—	—	(40,112)	—	(40,112)
Net change in noncontrolling interests	—	(1,546)	—	—	—	(1,546)	109,635	108,089
Dividends to common stockholders—$2.3775 per share	—	—	—	(876,581)	—	(876,581)	—	(876,581)
Issuance of common stock	3,829	938,607	—	—	—	942,436	—	942,436
Issuance of common stock for stock plans	148	57,261	—	—	4,542	61,951	—	61,951
Adjust redeemable OP unitholder interests to current fair value	—	(51,024)	—	—	—	(51,024)	—	(51,024)
Redemption of OP Units	—	(285)	—	—	—	(285)	—	(285)
Grant of restricted stock, net of forfeitures	62	(2,511)	—	—	(4,752)	(7,201)	—	(7,201)
Cumulative effect change in accounting principles	—	—	(163)	801	—	638	—	638
Balance at September 30, 2019	$93,164	$14,017,030	$(59,857)	$(3,384,421)	$(210)	$10,665,706	$170,203	$10,835,909

Balance at January 1, 2018	$89,029	$13,053,057	$(35,120)	$(2,240,698)	$(42)	$10,866,226	$65,959	$10,932,185
Net income	—	—	—	347,194	—	347,194	5,485	352,679
Other comprehensive income	—	—	27,173	—	—	27,173	—	27,173
Net change in noncontrolling interests	—	(1,426)	—	—	—	(1,426)	(11,214)	(12,640)
Dividends to common stockholders—$2.37 per share	—	—	—	(846,432)	—	(846,432)	—	(846,432)
Issuance of common stock for stock plans and other	26	6,179	—	—	1,238	7,443	—	7,443
Adjust redeemable OP unitholder interests to current fair value	—	8,878	—	—	—	8,878	—	8,878
Redemption of OP Units	—	(830)	—	—	234	(596)	—	(596)
Grant of restricted stock, net of forfeitures	45	15,466	—	—	(1,775)	13,736	—	13,736
Cumulative effect change in accounting principles	—	—	—	30,643	—	30,643	—	30,643
Balance at September 30, 2018	$89,100	$13,081,324	$(7,947)	$(2,709,293)	$(345)	$10,452,839	$60,230	$10,513,069

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$426,404	$352,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	696,710	675,363
Amortization of deferred revenue and lease intangibles, net	(6,484)	(26,001)
Other non-cash amortization	16,910	13,527
Stock-based compensation	26,670	20,761
Straight-lining of rental income	(25,680)	19,983
Loss on extinguishment of debt, net	41,861	50,411
Gain on real estate dispositions	(24,633)	(35,893)
Gain on real estate loan investments	—	(13,202)
Income tax benefit	(60,249)	(13,464)
Loss from unconsolidated entities	2,621	47,826
Distributions from unconsolidated entities	1,400	2,734
Other	9,236	390
Changes in operating assets and liabilities:
Increase in other assets	(59,366)	(34,879)
Decrease in accrued interest	(15,909)	(17,508)
Increase (decrease) in accounts payable and other liabilities	54,057	(25,105)
Net cash provided by operating activities	1,083,548	1,017,622
Cash flows from investing activities:
Net investment in real estate property	(939,805)	(35,800)
Investment in loans receivable	(1,257,577)	(212,089)
Proceeds from real estate disposals	77,555	331,243
Proceeds from loans receivable	1,008,683	866,313
Development project expenditures	(229,845)	(230,348)
Capital expenditures	(99,787)	(73,025)
Distributions from unconsolidated entities	151	57,430
Investment in unconsolidated entities	(1,711)	(45,106)
Insurance proceeds for property damage claims	20,457	6,327
Net cash (used in) provided by investing activities	(1,421,879)	664,945
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	278,677	41,292
Net change in borrowings under commercial paper program	304,508	—
Proceeds from debt	2,206,577	2,412,420
Repayment of debt	(2,456,135)	(3,294,104)
Purchase of noncontrolling interests	—	(2,429)
Payment of deferred financing costs	(17,867)	(16,583)
Issuance of common stock, net	942,250	—
Cash distribution to common stockholders	(861,789)	(845,248)
Cash distribution to redeemable OP unitholders	(6,882)	(5,594)
Cash issued for redemption of OP Units	(361)	(1,370)
Contributions from noncontrolling interests	4,959	500
Distributions to noncontrolling interests	(6,403)	(9,968)
Proceeds from stock option exercises	34,134	4,238
Other	(6,601)	(4,974)
Net cash provided by (used in) financing activities	415,067	(1,721,820)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,736	(39,253)
Effect of foreign currency translation	396	(453)
Cash, cash equivalents and restricted cash at beginning of period	131,464	188,253
Cash, cash equivalents and restricted cash at end of period	$208,596	$148,547

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$1,056,481	$29,106
Other assets	11,123	4,112
Debt	907,746	—
Other liabilities	46,336	16,134
Noncontrolling interests	113,522	—
Equity issued for redemption of OP Units	—	266

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2019, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 23 properties under development, including four properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2019, we leased a total of 423 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 124 properties (excluding two properties managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of September 30, 2019.

As of September 30, 2019, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 400 seniors housing communities for us.

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

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	September 30, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$673,490	$246,482	$673,467	$238,147
Other identified VIEs	4,017,793	1,424,350	2,076,715	405,350
Tax credit VIEs	839,743	335,341	797,077	297,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of September 30, 2019, third party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

As redemption rights are outside of our control, the redeemable OP Units are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Units at the greater of cost or redemption value. As of September 30, 2019 and December 31, 2018, the fair value of the redeemable OP Units was $218.5 million and $174.6 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at September 30, 2019 and December 31, 2018. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

Accounting for Historic and New Markets Tax Credits

For certain of our research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new markets tax credits (“NMTCs”). As of September 30, 2019, we owned ten properties, including one property in development, that had syndicated HTCs or NMTCs, or both, to TCIs.

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

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and research and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2019 and December 31, 2018, this cumulative excess totaled $272.6 million and $250.0 million (net of allowances of $44.6 million, recorded under prior accounting guidance), respectively (excluding properties classified as held for sale).

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require an entity to evaluate a current estimate of all expected credit losses over the life of a financial instrument, which may result in earlier recognition of credit losses on loans and other financial instruments. Under existing guidance, an entity generally only considered past events and current conditions in measuring an incurred loss. ASU 2016-13 is effective for us beginning January 1, 2020 and we are still evaluating the impact of adoption. Adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2019, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 20.8%, 10.3%, 7.7%, 4.8% and 1.0%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2019). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 43.4% and 19.8% of our consolidated real estate investments were seniors housing communities included in the senior living operations and triple-net leased properties reportable business segments, respectively (excluding properties classified as held for sale as of September 30, 2019). MOBs, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 36.8%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of September 30, 2019, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties

The following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Three Months Ended September 30,
	2019	2018
Revenues(1):
Brookdale Senior Living	4.6%	4.8%
Ardent	3.0	3.1
Kindred	3.3	3.5
NOI:
Brookdale Senior Living	8.6%	8.9%
Ardent	5.7	5.8
Kindred	6.2	6.6

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended September 30, 2019 and 2018. If Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

Senior Living Operations

As of September 30, 2019, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 262 of our 395 consolidated seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

Kindred, Atria, Sunrise and Ardent are not currently subject to the reporting requirements of the SEC. The information related to Kindred, Atria, Sunrise and Ardent contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Kindred, Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

We acquire and invest in seniors housing and healthcare properties primarily to achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.

LGM Acquisition

In September 2019, we acquired an 87% interest in 34 Canadian seniors housing communities (including five in-process developments) valued at $1.8 billion through an equity partnership (the “LGM Acquisition”) with Le Groupe Maurice (“LGM”).  The portfolio continues to be managed by LGM.  We also have rights to fund and own all additional developments under an exclusive pipeline agreement with LGM. We have accounted for the LGM Acquisition as an asset acquisition.

Other 2019 Acquisitions

During the nine months ended September 30, 2019, we also acquired two properties reported within our office operations reportable business segment (one research and innovation center and one MOB) and one vacant land parcel for an aggregate purchase price of $217.7 million. Each of our 2019 acquisitions was accounted for as an asset acquisition.

NOTE 5—DISPOSITIONS

2019 Activity

During the nine months ended September 30, 2019, we sold eight triple-net leased properties, eight MOBs, one seniors housing asset and our leasehold interest in one vacant land parcel for aggregate consideration of $77.3 million, and we recognized a gain on the sale of these assets of $24.6 million.

Real Estate Impairment

We recognized impairments of $22.6 million and $10.7 million, respectively, for the nine months ended September 30, 2019 and 2018, which are recorded in depreciation and amortization in our Consolidated Statements of Income, and relate primarily to our triple-net leased properties and office operations reportable business segments. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties.

	As of September 30, 2019			As of December 31, 2018
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-Net Leased Properties	2	$3,645	$573	1	$5,482	$40
Office Operations	—	8	403	—	160	152
Senior Living Operations	1	867	555	—	(188)	13
Total	3	$4,520	$1,531	1	$5,454	$205

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of September 30, 2019 and December 31, 2018, we had $1.0 billion and $756.5 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of September 30, 2019:
Secured/mortgage loans and other, net	$653,691	$653,691	$653,656	$—
Government-sponsored pooled loan investments, net (1)	56,023	51,492	56,023	4,531
Total investments reported as secured loans receivable and investments, net	709,714	705,183	709,679	4,531
Non-mortgage loans receivable, net	62,852	62,852	62,952	—
Marketable debt securities (2)	227,947	212,998	227,947	14,949
Total loans receivable and investments, net	$1,000,513	$981,033	$1,000,578	$19,480

As of December 31, 2018:
Secured/mortgage loans and other, net	$439,491	$439,491	$425,290	$—
Government-sponsored pooled loan investments, net (3)	56,378	49,601	56,378	6,777
Total investments reported as secured loans receivable and investments, net	495,869	489,092	481,668	6,777
Non-mortgage loans receivable, net	54,164	54,164	54,081	—
Marketable debt securities (4)	206,442	197,473	206,442	8,969
Total loans receivable and investments, net	$756,475	$740,729	$742,191	$15,746

(1) As of September 30, 2019, investments in government-sponsored pool loans have contractual maturity dates in 2021 and 2023.
(2) As of September 30, 2019, investments in marketable debt securities have contractual maturity dates in 2024 and 2026.
(3) As of December 31, 2018, investments in government-sponsored pool loans have contractual maturity dates in 2023.
(4) As of December 31, 2018, investments in marketable debt securities have contractual maturity dates in 2026.

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

In June 2019, we provided new secured debt financing of $490 million to certain subsidiaries of Colony Capital, Inc. The London Inter-bank Offered Rate (“LIBOR”) based debt financing has a five-year term (inclusive of three one-year extension options) and an initial effective interest rate of 9.2%. In connection with this transaction, our previous loan to certain subsidiaries of Colony Capital, Inc. of $282 million was paid in full and we recognized a gain of $0.5 million in income from loans and investments in our Consolidated Statements of Income.

In July 2019, we closed the first phase of the LGM Acquisition by funding C$947 million (US $723 million) to LGM as a bridge loan to enable LGM to buy out its former partner. The bridge loan and all outstanding interest was fully repaid in September 2019 upon the closing of the LGM Acquisition. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY.”

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At September 30, 2019, we had a 25% interest in a joint venture that has a majority ownership in six properties, excluding properties under development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria, 34% interest in Eclipse Senior Living (“ESL”) and 9.8% interest in Ardent, which are included within other assets on our Consolidated Balance Sheets, under the equity method of accounting.

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

With the exception of our interests in Atria, ESL and Ardent, we provide various services to unconsolidated entities in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $0.9 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $2.5 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8—INTANGIBLES

The following is a summary of our intangibles:

	As of September 30, 2019		As of December 31, 2018
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$168,152	6.5	$181,393	6.7
In-place and other lease intangibles	1,166,763	11.0	1,321,562	24.7
Goodwill	1,049,985	N/A	1,050,548	N/A
Other intangibles	35,805	11.2	35,759	11.8
Accumulated amortization	(929,383)	N/A	(921,107)	N/A
Net intangible assets	$1,491,322	10.5	$1,668,155	22.9
Intangible liabilities:
Below market lease intangibles	$352,132	14.5	$356,771	14.4
Other lease intangibles	13,498	N/A	31,418	46.5
Accumulated amortization	(200,925)	N/A	(191,909)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$168,273	14.5	$199,848	17.2
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

NOTE 9—OTHER ASSETS

The following is a summary of our other assets:

	As of September 30, 2019	As of December 31, 2018
	(In thousands)
Straight-line rent receivables	$272,566	$250,023
Non-mortgage loans receivable, net	62,852	54,164
Marketable debt securities	227,947	206,442
Other intangibles, net	5,262	5,623
Investment in unconsolidated operating entities	56,117	56,820
Other	228,051	186,113
Total other assets	$852,795	$759,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt:

	As of September 30, 2019	As of December 31, 2018
	(In thousands)
Unsecured revolving credit facility (1)	$983,788	$765,919
Commercial paper notes	305,000	—
Secured revolving construction credit facility due 2022	143,108	90,488
3.00% Senior Notes, Series A due 2019 (2)	—	293,319
2.70% Senior Notes due 2020	—	500,000
4.25% Senior Notes due 2022	—	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.30% Senior Notes, Series C due 2022 (2)	188,836	183,325
Unsecured term loan due 2023	200,000	300,000
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	207,720	201,657
Unsecured term loan due 2024	—	600,000
3.50% Senior Notes due 2024	400,000	—
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	188,836	183,324
Unsecured term loan due 2025 (2)	377,672	—
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	—
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	—
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.45% Senior Notes due 2043	—	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	—
Mortgage loans and other	2,020,237	1,127,697
Total	12,140,420	10,829,702
Deferred financing costs, net	(80,556)	(69,615)
Unamortized fair value adjustment	21,103	(1,163)
Unamortized discounts	(27,783)	(25,225)
Senior notes payable and other debt	$12,053,184	$10,733,699

(1)
As of September 30, 2019 and December 31, 2018, respectively, $702.8 million and $23.1 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $25.9 million and $27.8 million were denominated in British pounds as of September 30, 2019 and December 31, 2018, respectively.

(2)	Canadian Dollar debt obligations shown in US Dollars.

(3)
Our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, on October 1, 2027, and our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, on July 7 in each of 2023 and 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of September 30, 2019, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2019	$119,214	$305,000	$10,284	$434,498
2020	280,835	—	37,927	318,762
2021	126,121	983,788	36,651	1,146,560
2022	1,240,945	—	30,879	1,271,824
2023	1,595,197	—	17,253	1,612,450
Thereafter	7,268,882	—	87,444	7,356,326
Total maturities	$10,631,194	$1,288,788	$220,438	$12,140,420

(1)
At September 30, 2019, we had $1.1 billion of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $148.1 million of unrestricted cash and cash equivalents.

Credit Facilities, Commercial Paper and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875% as of September 30, 2019. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

In January 2019, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), established an unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2019, $305.0 million was outstanding under our commercial paper program.

As of September 30, 2019, $983.8 million was outstanding under the unsecured revolving credit facility with an additional $24.0 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility in order to maintain liquidity and to support our commercial paper program. Including these internal limits, we had $1.7 billion in available liquidity under the unsecured revolving credit facility as of September 30, 2019.

In June 2019, we repaid $100.0 million of the balance outstanding on the $300.0 million unsecured term loan that matures in 2023 and repaid in full the $600.0 million unsecured term loan that was set to mature in 2024 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $3.2 million during the second quarter of 2019.

As of September 30, 2019, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of September 30, 2019, we had a $400.0 million secured revolving construction credit facility with $143.1 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

In September 2019, we entered into a new C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

In July 2019, in connection with an announced cash tender offer for such notes, we redeemed $397.1 million principal amount then outstanding of our 2.70% senior notes due 2020 for a tender offer consideration of 100.37% of par value, plus accrued and unpaid interest to the payment date. In August 2019, we repaid the remaining balance then outstanding of our 2.70% senior notes due 2020 of $102.9 million. As a result of the redemption and repayment, we recognized a total loss on extinguishment of debt of $2.4 million during the nine months ended September 30, 2019.

In August 2019, Ventas Realty issued and sold $650.0 million aggregate principal amount of 3.00% senior notes due 2030 at a public offering price equal to 99.51% of par.

In August 2019, in connection with an announced cash tender offer for such notes, we redeemed $395.7 million principal amount then outstanding of our 4.25% senior notes due 2022 for a tender offer consideration of 105.46% of par value, plus accrued and unpaid interest to the payment date. In September 2019, we repaid the remaining balance then outstanding of our 4.25% senior notes due 2022 of $204.3 million. As a result of the redemption and repayment, we recognized a loss on extinguishment of debt of $35.8 million during the three months ended September 30, 2019.

In September 2019, we repaid in full, at par, C$400.0 million principal amount then outstanding of our 3.00% senior notes, Series A due 2019 upon maturity.

Mortgages

In September 2019, we assumed C$1.2 billion mortgage debt, including a fair value premium of C$16.6 million, in connection with the LGM Acquisition. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY.”

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$148,063	$148,063	$72,277	$72,277
Secured mortgage loans and other, net	653,691	653,656	439,491	425,290
Non-mortgage loans receivable, net	62,852	62,952	54,164	54,081
Marketable debt securities	227,947	227,947	206,442	206,442
Government-sponsored pooled loan investments	56,023	56,023	56,378	56,378
Derivative instruments	1,462	1,462	6,012	6,012
Liabilities:
Senior notes payable and other debt, gross	12,140,420	12,709,558	10,829,702	10,617,074
Derivative instruments	14,832	14,832	4,561	4,561
Redeemable OP Units	218,515	218,515	174,552	174,552

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the nine months ended September 30, 2019, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provisions for income taxes for the three months ended September 30, 2019 and 2018 were an expense of $2.0 million and a benefit of $7.3 million, respectively. Our consolidated provisions for income taxes for the nine months ended September 30, 2019 and 2018 were benefits of $57.0 million and $11.3 million, respectively. The income tax benefit for the nine months ended September 30, 2019 was primarily due to the $57.6 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities. The income tax benefit for the nine months ended September 30, 2018 was primarily due to operating losses at our TRS entities.

During the second quarter of 2019, we concluded it was “more-likely-than-not” that the deferred tax assets of certain of our TRS entities would be realized, which resulted in a $57.6 million deferred tax benefit. These deferred tax assets are primarily US federal NOL carryforwards which begin to expire in 2031. This conclusion was based on recently sustained profitability and recent upward revisions to estimates of future taxable income for these TRS entities.

Realization of a deferred tax benefit related to NOLs depends, in part, upon generating sufficient taxable income within the relevant carryforward period. In addition to the aforementioned NOLs, the company has other TRS NOL carryforwards that will begin to expire in 2026, while REIT NOL carryforwards will begin to expire within the current year.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $147.5 million and $205.2 million as of September 30, 2019 and December 31, 2018, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2016 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2015 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2015 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2017.

NOTE 14—STOCKHOLDERS' EQUITY
Capital Stock
From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”).  During the nine months ended September 30, 2019, we sold 2.7 million shares of common stock under our ATM program for gross proceeds of $66.75 per share.  As of September 30, 2019, $822.1 million of our common stock remained available for sale under our ATM program.

In June 2019, we sold 12.7 million shares of our common stock under a registered public offering for gross proceeds of $62.75 per share. We used the majority of the net proceeds to fund our LGM Acquisition. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY” and “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” for additional information regarding the LGM Acquisition.
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss:

	As of September 30, 2019	As of December 31, 2018
	(In thousands)
Foreign currency translation	$(66,786)	$(55,016)
Accumulated unrealized gain on available for sale securities	19,480	15,746
Derivative instruments	(12,551)	19,688
Total accumulated other comprehensive loss	$(59,857)	$(19,582)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$86,918	$103,281	$426,404	$352,689
Discontinued operations	—	—	—	(10)
Net income	86,918	103,281	426,404	352,679
Net income attributable to noncontrolling interests	1,659	1,309	4,831	5,485
Net income attributable to common stockholders	$85,259	$101,972	$421,573	$347,194
Denominator:
Denominator for basic earnings per share—weighted average shares	372,426	356,318	363,724	356,224
Effect of dilutive securities:
Stock options	640	227	445	152
Restricted stock awards	567	396	492	271
OP unitholder interests	2,992	2,414	2,996	2,421
Denominator for diluted earnings per share—adjusted weighted average shares	376,625	359,355	367,657	359,068
Basic earnings per share:
Income from continuing operations	$0.23	$0.29	$1.17	$0.99
Net income attributable to common stockholders	0.23	0.29	1.16	0.97
Diluted earnings per share:
Income from continuing operations	$0.23	$0.29	$1.16	$0.98
Net income attributable to common stockholders	0.23	0.28	1.15	0.97

Dividends declared per common share	$0.7925	$0.79	$2.3775	$2.37

NOTE 16—SEGMENT INFORMATION

As of September 30, 2019, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Summary information by reportable business segment is as follows:

	For the Three Months Ended September 30, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$193,383	$—	$214,939	$—	$408,322
Resident fees and services	—	541,090	—	—	541,090
Office building and other services revenue	—	—	2,059	900	2,959
Income from loans and investments	—	—	—	30,164	30,164
Interest and other income	—	—	—	620	620
Total revenues	$193,383	$541,090	$216,998	$31,684	$983,155

Total revenues	$193,383	$541,090	$216,998	$31,684	$983,155
Less:
Interest and other income	—	—	—	620	620
Property-level operating expenses	6,338	388,011	67,144	—	461,493
Office building services costs	—	—	627	—	627
Segment NOI	$187,045	$153,079	$149,227	$31,064	520,415
Interest and other income					620
Interest expense					(113,967)
Depreciation and amortization					(234,603)
General, administrative and professional fees					(40,530)
Loss on extinguishment of debt, net					(37,434)
Merger-related expenses and deal costs					(4,304)
Other					(2,164)
Income from unconsolidated entities					854
Gain on real estate dispositions					36
Income tax expense					(2,005)
Income from continuing operations					86,918
Discontinued operations					—
Net income					86,918
Net income attributable to noncontrolling interests					1,659
Net income attributable to common stockholders					$85,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended September 30, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$190,117	$—	$193,911	$—	$384,028
Resident fees and services	—	518,560	—	—	518,560
Office building and other services revenue	202	—	2,175	911	3,288
Income from loans and investments	—	—	—	18,108	18,108
Interest and other income	—	—	—	12,554	12,554
Total revenues	$190,319	$518,560	$196,086	$31,573	$936,538

Total revenues	$190,319	$518,560	$196,086	$31,573	$936,538
Less:
Interest and other income	—	—	—	12,554	12,554
Property-level operating expenses	—	366,721	61,668	—	428,389
Office building services costs	—	—	431	—	431
Segment NOI	$190,319	$151,839	$133,987	$19,019	495,164
Interest and other income					12,554
Interest expense					(107,581)
Depreciation and amortization					(218,579)
General, administrative and professional fees					(39,677)
Loss on extinguishment of debt, net					(39,527)
Merger-related expenses and deal costs					(4,458)
Other					(1,244)
Loss from unconsolidated entities					(716)
Gain on real estate dispositions					18
Income tax benefit					7,327
Income from continuing operations					103,281
Discontinued operations					—
Net income					103,281
Net income attributable to noncontrolling interests					1,309
Net income attributable to common stockholders					$101,972

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Nine Months Ended September 30, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$589,833	$—	$618,555	$—	$1,208,388
Resident fees and services	—	1,583,262	—	—	1,583,262
Office building and other services revenue	—	—	5,685	2,483	8,168
Income from loans and investments	—	—	—	66,819	66,819
Interest and other income	—	—	—	10,109	10,109
Total revenues	$589,833	$1,583,262	$624,240	$79,411	$2,876,746

Total revenues	$589,833	$1,583,262	$624,240	$79,411	$2,876,746
Less:
Interest and other income	—	—	—	10,109	10,109
Property-level operating expenses	20,092	1,115,834	191,972	—	1,327,898
Office building services costs	—	—	1,775	—	1,775
Segment NOI	$569,741	$467,428	$430,493	$69,302	1,536,964
Interest and other income					10,109
Interest expense					(334,955)
Depreciation and amortization					(696,710)
General, administrative and professional fees					(124,369)
Loss on extinguishment of debt, net					(41,861)
Merger-related expenses and deal costs					(11,084)
Other					9,294
Loss from unconsolidated entities					(2,621)
Gain on real estate dispositions					24,633
Income tax benefit					57,004
Income from continuing operations					426,404
Discontinued operations					—
Net income					426,404
Net income attributable to noncontrolling interests					4,831
Net income attributable to common stockholders					$421,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Nine Months Ended September 30, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$548,628	$—	$580,471	$—	$1,129,099
Resident fees and services	—	1,552,302	—	—	1,552,302
Office building and other services revenue	2,522	—	5,785	2,598	10,905
Income from loans and investments	—	—	—	105,706	105,706
Interest and other income	—	—	—	24,535	24,535
Total revenues	$551,150	$1,552,302	$586,256	$132,839	$2,822,547

Total revenues	$551,150	$1,552,302	$586,256	$132,839	$2,822,547
Less:
Interest and other income	—	—	—	24,535	24,535
Property-level operating expenses	—	1,080,053	182,662	—	1,262,715
Office building services costs	—	—	1,080	—	1,080
Segment NOI	$551,150	$472,249	$402,514	$108,304	1,534,217
Interest and other income					24,535
Interest expense					(331,973)
Depreciation and amortization					(675,363)
General, administrative and professional fees					(113,507)
Loss on extinguishment of debt, net					(50,411)
Merger-related expenses and deal costs					(26,288)
Other					(7,891)
Loss from unconsolidated entities					(47,826)
Gain on real estate dispositions					35,893
Income tax benefit					11,303
Income from continuing operations					352,689
Discontinued operations					(10)
Net income					352,679
Net income attributable to noncontrolling interests					5,485
Net income attributable to common stockholders					$347,194

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Capital expenditures:
Triple-net leased properties	$13,558	$10,773	$27,805	$31,781
Senior living operations	780,837	36,138	845,290	90,892
Office operations	94,396	82,294	396,342	216,500
Total capital expenditures	$888,791	$129,205	$1,269,437	$339,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
United States	$904,031	$881,477	$2,688,329	$2,656,487
Canada	72,495	48,080	167,881	144,366
United Kingdom	6,629	6,981	20,536	21,694
Total revenues	$983,155	$936,538	$2,876,746	$2,822,547

	As of September 30, 2019	As of December 31, 2018
	(In thousands)
Net real estate property:
United States	$18,917,383	$18,861,163
Canada	2,764,468	963,588
United Kingdom	250,187	268,906
Total net real estate property	$21,932,038	$20,093,657

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
The following pages summarize our condensed consolidating information as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$3,488	$109,211	$22,574,958	$—	$22,687,657
Cash and cash equivalents	17,632	—	130,431	—	148,063
Escrow deposits and restricted cash	1,328	128	59,077	—	60,533
Investment in and advances to affiliates	15,895,610	2,726,198	—	(18,621,808)	—
Goodwill	—	—	1,049,985	—	1,049,985
Assets held for sale	—	—	4,520	—	4,520
Other assets	92,361	2,198	758,236	—	852,795
Total assets	$16,010,419	$2,837,735	$24,577,207	$(18,621,808)	$24,803,553
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,256,489	$3,796,695	$—	$12,053,184
Intercompany loans	8,741,304	(5,038,388)	(3,702,916)	—	—
Accrued interest	(13,265)	72,477	26,002	—	85,214
Operating lease liabilities	11,285	520	237,432	—	249,237
Accounts payable and other liabilities	333,433	22,084	838,645	—	1,194,162
Liabilities related to assets held for sale	—	569	962	—	1,531
Deferred income taxes	608	—	146,916	—	147,524
Total liabilities	9,073,365	3,313,751	1,343,736	—	13,730,852
Redeemable OP unitholder and noncontrolling interests	18,433	—	218,359	—	236,792
Total equity	6,918,621	(476,016)	23,015,112	(18,621,808)	10,835,909
Total liabilities and equity	$16,010,419	$2,837,735	$24,577,207	$(18,621,808)	$24,803,553

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended September 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$270	$35,852	$372,200	$—	$408,322
Resident fees and services	—	—	541,090	—	541,090
Office building and other services revenue	—	—	2,959	—	2,959
Income from loans and investments	817	—	29,347	—	30,164
Equity earnings in affiliates	69,503	—	(853)	(68,650)	—
Interest and other income	141	64	415	—	620
Total revenues	70,731	35,916	945,158	(68,650)	983,155
Expenses
Interest	(25,929)	79,156	60,740	—	113,967
Depreciation and amortization	1,429	1,328	231,846	—	234,603
Property-level operating expenses	—	136	461,357	—	461,493
Office building services costs	—	—	627	—	627
General, administrative and professional fees	6,174	3,433	30,923	—	40,530
Loss on extinguishment of debt, net	—	37,434	—	—	37,434
Merger-related expenses and deal costs	1,974	—	2,330	—	4,304
Other	1,030	2	1,132	—	2,164
Total expenses	(15,322)	121,489	788,955	—	895,122
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	86,053	(85,573)	156,203	(68,650)	88,033
Gain from unconsolidated entities	—	—	854	—	854
Gain (loss) on real estate dispositions	—	88	(52)	—	36
Income tax expense	(794)	—	(1,211)	—	(2,005)
Income (loss) from continuing operations	85,259	(85,485)	155,794	(68,650)	86,918
Discontinued operations	—	—	—	—	—
Net income (loss)	85,259	(85,485)	155,794	(68,650)	86,918
Net income attributable to noncontrolling interests	—	—	1,659	—	1,659
Net income (loss) attributable to common stockholders	$85,259	$(85,485)	$154,135	$(68,650)	$85,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$275	$35,189	$348,564	$—	$384,028
Resident fees and services	—	—	518,560	—	518,560
Office building and other services revenue	—	—	3,288	—	3,288
Income from loans and investments	387	—	17,721	—	18,108
Equity earnings in affiliates	74,048	—	(874)	(73,174)	—
Interest and other income	12,335	8	211	—	12,554
Total revenues	87,045	35,197	887,470	(73,174)	936,538
Expenses
Interest	(19,307)	80,255	46,633	—	107,581
Depreciation and amortization	1,365	1,411	215,803	—	218,579
Property-level operating expenses	—	77	428,312	—	428,389
Office building services costs	—	—	431	—	431
General, administrative and professional fees	2,744	4,477	32,456	—	39,677
Loss on extinguishment of debt, net	202	36,219	3,106	—	39,527
Merger-related expenses and deal costs	2,980	—	1,478	—	4,458
Other	28	25	1,191	—	1,244
Total expenses	(11,988)	122,464	729,410	—	839,886
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	99,033	(87,267)	158,060	(73,174)	96,652
Loss from unconsolidated entities	—	—	(716)	—	(716)
(Loss) gain on real estate dispositions	(5)	—	23	—	18
Income tax benefit	2,944	—	4,383	—	7,327
Income (loss) from continuing operations	101,972	(87,267)	161,750	(73,174)	103,281
Discontinued operations	—	—	—	—	—
Net income (loss)	101,972	(87,267)	161,750	(73,174)	103,281
Net income attributable to noncontrolling interests	—	—	1,309	—	1,309
Net income (loss) attributable to common stockholders	$101,972	$(87,267)	$160,441	$(73,174)	$101,972

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Nine Months Ended September 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$804	$107,036	$1,100,548	$—	$1,208,388
Resident fees and services	—	—	1,583,262	—	1,583,262
Office building and other services revenue	—	—	8,168	—	8,168
Income from loans and investments	1,975	—	64,844	—	66,819
Equity earnings in affiliates	370,164	—	(1,980)	(368,184)	—
Interest and other income	162	144	9,803	—	10,109
Total revenues	373,105	107,180	2,764,645	(368,184)	2,876,746
Expenses
Interest	(64,272)	245,189	154,038	—	334,955
Depreciation and amortization	4,241	4,083	688,386	—	696,710
Property-level operating expenses	—	449	1,327,449	—	1,327,898
Office building services costs	—	—	1,775	—	1,775
General, administrative and professional fees	4,586	13,586	106,197	—	124,369
Loss (gain) on extinguishment of debt, net	—	41,862	(1)	—	41,861
Merger-related expenses and deal costs	4,929	—	6,155	—	11,084
Other	1,036	2	(10,332)	—	(9,294)
Total expenses	(49,480)	305,171	2,273,667	—	2,529,358
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	422,585	(197,991)	490,978	(368,184)	347,388
Loss from unconsolidated entities	—	—	(2,621)	—	(2,621)
Gain on real estate dispositions	—	88	24,545	—	24,633
Income tax (expense) benefit	(1,012)	—	58,016	—	57,004
Income (loss) from continuing operations	421,573	(197,903)	570,918	(368,184)	426,404
Discontinued operations	—	—	—	—	—
Net income (loss)	421,573	(197,903)	570,918	(368,184)	426,404
Net income attributable to noncontrolling interests	—	—	4,831	—	4,831
Net income (loss) attributable to common stockholders	$421,573	$(197,903)	$566,087	$(368,184)	$421,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Nine Months Ended September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$1,132	$103,874	$1,024,093	$—	$1,129,099
Resident fees and services	—	—	1,552,302	—	1,552,302
Office building and other services revenue	—	—	10,905	—	10,905
Income from loans and investments	1,150	—	104,556	—	105,706
Equity earnings in affiliates	278,103	—	(2,078)	(276,025)	—
Interest and other income	23,726	8	801	—	24,535
Total revenues	304,111	103,882	2,690,579	(276,025)	2,822,547
Expenses
Interest	(76,297)	245,210	163,060	—	331,973
Depreciation and amortization	4,081	4,277	667,005	—	675,363
Property-level operating expenses	—	231	1,262,484	—	1,262,715
Office building services costs	—	—	1,080	—	1,080
General, administrative and professional fees	2,892	13,142	97,473	—	113,507
Loss on extinguishment of debt, net	356	48,815	1,240	—	50,411
Merger-related expenses and deal costs	23,390	—	2,898	—	26,288
Other	4,524	25	3,342	—	7,891
Total expenses	(41,054)	311,700	2,198,582	—	2,469,228
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	345,165	(207,818)	491,997	(276,025)	353,319
Loss from unconsolidated entities	—	—	(47,826)	—	(47,826)
(Loss) gain on real estate dispositions	(567)	—	36,460	—	35,893
Income tax benefit	2,606	—	8,697	—	11,303
Income (loss) from continuing operations	347,204	(207,818)	489,328	(276,025)	352,689
Discontinued operations	(10)	—	—	—	(10)
Net income (loss)	347,194	(207,818)	489,328	(276,025)	352,679
Net income attributable to noncontrolling interests	—	—	5,485	—	5,485
Net income (loss) attributable to common stockholders	$347,194	$(207,818)	$483,843	$(276,025)	$347,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$85,259	$(85,485)	$155,794	$(68,650)	$86,918
Other comprehensive loss:
Foreign currency translation	(9,824)	—	2,813	—	(7,011)
Unrealized loss on available for sale securities	(259)	—	(2,903)	—	(3,162)
Derivative instruments	799	(9,070)	(1,742)	—	(10,013)
Total other comprehensive loss	(9,284)	(9,070)	(1,832)	—	(20,186)
Comprehensive income (loss)	75,975	(94,555)	153,962	(68,650)	66,732
Comprehensive income attributable to noncontrolling interests	—	—	1,659	—	1,659
Comprehensive income (loss) attributable to common stockholders	$75,975	$(94,555)	$152,303	$(68,650)	$65,073

	For the Three Months Ended September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$101,972	$(87,267)	$161,750	$(73,174)	$103,281
Other comprehensive income:
Foreign currency translation	—	—	(5,018)	—	(5,018)
Unrealized gain on available for sale securities	—	—	5,131	—	5,131
Derivative instruments	—	—	2,801	—	2,801
Total other comprehensive income	—	—	2,914	—	2,914
Comprehensive income (loss)	101,972	(87,267)	164,664	(73,174)	106,195
Comprehensive income attributable to noncontrolling interests	—	—	1,309	—	1,309
Comprehensive income (loss) attributable to common stockholders	$101,972	$(87,267)	$163,355	$(73,174)	$104,886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Nine Months Ended September 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$421,573	$(197,903)	$570,918	$(368,184)	$426,404
Other comprehensive loss:
Foreign currency translation	(11,476)	—	(294)	—	(11,770)
Unrealized (loss) gain on available for sale securities	(2,246)	—	5,980	—	3,734
Derivative instruments	2,522	(27,461)	(7,137)	—	(32,076)
Total other comprehensive loss	(11,200)	(27,461)	(1,451)	—	(40,112)
Comprehensive income (loss)	410,373	(225,364)	569,467	(368,184)	386,292
Comprehensive income attributable to noncontrolling interests	—	—	4,831	—	4,831
Comprehensive income (loss) attributable to common stockholders	$410,373	$(225,364)	$564,636	$(368,184)	$381,461

	For the Nine Months Ended September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$347,194	$(207,818)	$489,328	$(276,025)	$352,679
Other comprehensive income:
Foreign currency translation	—	—	(8,061)	—	(8,061)
Unrealized gain on available for sale securities	—	—	17,816	—	17,816
Derivative instruments	—	—	17,418	—	17,418
Total other comprehensive income	—	—	27,173	—	27,173
Comprehensive income (loss)	347,194	(207,818)	516,501	(276,025)	379,852
Comprehensive income attributable to noncontrolling interests	—	—	5,485	—	5,485
Comprehensive income (loss) attributable to common stockholders	$347,194	$(207,818)	$511,016	$(276,025)	$374,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$19,196	$(158,086)	$1,222,438	$—	$1,083,548

Cash flows from investing activities:
Net investment in real estate property	(217,486)	—	(722,319)	—	(939,805)
Investment in loans receivable	(21,579)	—	(1,235,998)	—	(1,257,577)
Proceeds from real estate disposals	77,245	—	310	—	77,555
Proceeds from loans receivable	44	—	1,008,639	—	1,008,683
Development project expenditures	—	(169)	(229,676)	—	(229,845)
Capital expenditures	—	—	(99,787)	—	(99,787)
Distributions from unconsolidated entities	—	—	151	—	151
Investment in unconsolidated entities	—	—	(1,711)	—	(1,711)
Insurance proceeds for property damage claims	—	—	20,457	—	20,457
Net cash used in investing activities	(161,776)	(169)	(1,259,934)	—	(1,421,879)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(407,381)	686,058	—	278,677
Net change in borrowings under commercial paper program	—	304,508	—	—	304,508
Proceeds from debt	—	1,793,154	413,423	—	2,206,577
Repayment of debt	—	(2,109,880)	(346,255)	—	(2,456,135)
Net change in intercompany debt	54,413	594,202	(648,615)	—	—
Payment of deferred financing costs	—	(16,348)	(1,519)	—	(17,867)
Issuance of common stock, net	942,250	—	—	—	942,250
Cash distribution to common stockholders	(861,789)	—	—	—	(861,789)
Cash distribution to redeemable OP unitholders	—	—	(6,882)	—	(6,882)
Cash issued for redemption of OP Units	—	—	(361)	—	(361)
Contributions from noncontrolling interests	—	—	4,959	—	4,959
Distributions to noncontrolling interests	—	—	(6,403)	—	(6,403)
Proceeds from stock option exercises	34,134	—	—	—	34,134
Other	(6,592)	—	(9)	—	(6,601)
Net cash provided by financing activities	162,416	158,255	94,396	—	415,067
Net increase in cash, cash equivalents and restricted cash	19,836	—	56,900	—	76,736
Effect of foreign currency translation	(11,557)	—	11,953	—	396
Cash, cash equivalents and restricted cash at beginning of period	10,681	128	120,655	—	131,464
Cash, cash equivalents and restricted cash at end of period	$18,960	$128	$189,508	$—	$208,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$30,077	$(163,311)	$1,150,856	$—	$1,017,622

Cash flows from investing activities:
Net investment in real estate property	(35,800)	—	—	—	(35,800)
Investment in loans receivable and other	(3,036)	—	(209,053)	—	(212,089)
Proceeds from real estate disposals	331,243	—	—	—	331,243
Proceeds from loans receivable	1,473	—	864,840	—	866,313
Development project expenditures	—	—	(230,348)	—	(230,348)
Capital expenditures	—	—	(73,025)	—	(73,025)
Distributions from unconsolidated entities	—	—	57,430	—	57,430
Investment in unconsolidated entities	—	—	(45,106)	—	(45,106)
Insurance proceeds for property damage claims	—	—	6,327	—	6,327
Net cash provided by investing activities	293,880	—	371,065	—	664,945

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	49,438	(8,146)	—	41,292
Proceeds from debt	—	2,309,141	103,279	—	2,412,420
Repayment of debt	—	(2,949,456)	(344,648)	—	(3,294,104)
Purchase of noncontrolling interests	(2,429)	—	—	—	(2,429)
Net change in intercompany debt	976,533	769,781	(1,746,314)	—	—
Payment of deferred financing costs	—	(15,593)	(990)	—	(16,583)
Cash distribution (to) from affiliates	(473,343)	—	473,343	—	—
Cash distribution to common stockholders	(845,248)	—	—	—	(845,248)
Cash distribution to redeemable OP unitholders	—	—	(5,594)	—	(5,594)
Cash issued for redemption of OP Units	—	—	(1,370)	—	(1,370)
Contributions from noncontrolling interest	—	—	500	—	500
Distributions to noncontrolling interests	—	—	(9,968)	—	(9,968)
Proceeds from stock option exercises	4,238	—	—	—	4,238
Other	(4,974)	—	—	—	(4,974)
Net cash (used in) provided by financing activities	(345,223)	163,311	(1,539,908)	—	(1,721,820)
Net decrease in cash, cash equivalents and restricted cash	(21,266)	—	(17,987)	—	(39,253)
Effect of foreign currency translation	(12,190)	—	11,737	—	(453)
Cash, cash equivalents and restricted cash at beginning of period	46,945	128	141,180	—	188,253
Cash, cash equivalents and restricted cash at end of period	$13,489	$128	$134,930	$—	$148,547

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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2019;

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

Brookdale Senior Living, Kindred, Atria, Sunrise and Ardent Information

Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) is not currently subject to the reporting requirements of the SEC, but was subject to such reporting requirements prior to the closing of transactions in July 2018 pursuant to which Kindred was acquired by a consortium of TPG Capital, Welsh, Carson, Anderson & Stowe and Humana, Inc. (the “2018 Kindred Go Private Transactions”). The information related to Brookdale Senior Living and Kindred contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information, or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.

Kindred, Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) are not currently subject to the reporting requirements of the SEC. The information related to Kindred, Atria, Sunrise and Ardent contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Kindred, Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

Company Overview

We are a REIT with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2019, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 23 properties under development, including four properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2019, we leased a total of 423 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 124 properties (excluding two properties managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of September 30, 2019.

As of September 30, 2019, pursuant to long-term management agreements, we engaged independent operators, such as Atria and Sunrise, to manage 400 seniors housing communities for us.

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

2019 Highlights

Investments and Dispositions

•
In September 2019, we acquired an 87% interest in 34 Canadian seniors housing communities (including five in-process developments) valued at $1.8 billion through an equity partnership (the “LGM Acquisition”) with Le Groupe Maurice (“LGM”).  The portfolio continues to be managed by LGM.  We also have rights to fund and own all additional developments under an exclusive pipeline agreement with LGM.

•
In June 2019, we provided new secured debt financing of $490 million to certain subsidiaries of Colony Capital, Inc. The LIBOR based debt financing has a five-year term (inclusive of three one-year extension options) and an initial effective interest rate of 9.2%. In connection with this transaction, our previous loan to certain subsidiaries of Colony Capital, Inc. of $282 million was paid in full and we recognized a gain of $0.5 million.

•
During the nine months ended September 30, 2019, we also acquired two properties reported within our office operations reportable business segment (one research and innovation center and one MOB) and one vacant land parcel for an aggregate purchase price of $217.7 million.

•
During the nine months ended September 30, 2019, we sold 17 properties and our leasehold interest in one vacant land parcel for aggregate consideration of $77.3 million, and we recognized a gain on the sale of these assets of $24.6 million.

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

•	In September 2019, we entered into a new C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

•
For the nine months ended September 30, 2019, we redeemed and repaid $1.7 billion aggregate principal amount then outstanding of our senior notes with a coupon of 3.7% and maturities between 2019 and 2043.

•	For the nine months ended September 30, 2019, we issued a total of $1.8 billion of senior notes with a coupon of 3.3% and maturities between 2024 and 2049.

•
For the nine months ended September 30, 2019, we sold an aggregate of 15.4 million shares of common stock under both a registered public offering and our “at-the-market” equity offering program (“ATM program”) for average gross proceeds of $63.45 per share.

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

	As of September 30, 2019	As of December 31, 2018
Investment mix by asset type(1):
Seniors housing communities	63.2%	61.6%
MOBs	18.7	20.4
Research and innovation centers	8.2	8.1
Health systems	5.2	5.6
IRFs and LTACs	1.6	1.7
Skilled nursing facilities (“SNFs”)	0.7	0.8
Secured loans receivable and investments, net	2.4	1.8
Investment mix by tenant, operator and manager(1):
Atria	20.8%	22.1%
Sunrise	10.3	11.0
Brookdale Senior Living	7.7	8.4
Ardent	4.8	5.2
Kindred	1.0	1.1
All other	55.4	52.2

(1)	Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	55.8%	55.4%	55.3%	55.0%
Brookdale Senior Living(2)	4.6	4.8	4.7	4.0
Ardent	3.0	3.1	3.1	3.0
Kindred	3.3	3.5	3.3	3.4
All others	33.3	33.2	33.6	34.6
Adjusted EBITDA:
Senior living operations	32.3%	31.3%	32.2%	31.1%
Brookdale Senior Living(2)	8.2	8.2	8.1	6.2
Ardent	5.5	5.2	5.3	5.0
Kindred	6.0	5.8	5.8	5.5
All others	48.0	49.5	48.6	52.2
Net operating income (“NOI”)
Senior living operations	30.8%	30.7%	30.9%	30.8%
Brookdale Senior Living(2)	8.6	8.9	8.7	7.1
Ardent	5.7	5.8	5.8	5.6
Kindred	6.2	6.6	6.3	6.3
All others	48.7	48.0	48.3	50.2
Operations mix by geographic location(3):
California	15.8%	15.8%	16.1%	15.7%
New York	8.7	8.5	8.9	8.3
Texas	5.9	6.3	6.1	6.2
Pennsylvania	4.7	4.5	4.7	4.5
Illinois	4.1	4.3	4.2	4.0
All others	60.8	60.6	60.0	61.3

(1)
Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).

(2)
2019 and 2018 exclude two seniors housing communities and one seniors housing community, respectively, which are included in the senior living operations reportable business segment. Results for the nine months ended September 30, 2018 include the impact of a net non-cash charge of $21.3 million related to April 2018 lease extensions.

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

Triple-Net Lease Expirations

If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the nine months ended September 30, 2019, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Results of Operations

As of September 30, 2019, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Three Months Ended September 30, 2019 and 2018

The table below shows our results of operations for the three months ended September 30, 2019 and 2018 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended September 30,		(Decrease) Increase to Net Income
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$187,045	$190,319	$(3,274)	(1.7)%
Senior living operations	153,079	151,839	1,240	0.8
Office operations	149,227	133,987	15,240	11.4
All other	31,064	19,019	12,045	63.3
Total segment NOI	520,415	495,164	25,251	5.1
Interest and other income	620	12,554	(11,934)	(95.1)
Interest expense	(113,967)	(107,581)	(6,386)	(5.9)
Depreciation and amortization	(234,603)	(218,579)	(16,024)	(7.3)
General, administrative and professional fees	(40,530)	(39,677)	(853)	(2.1)
Loss on extinguishment of debt, net	(37,434)	(39,527)	2,093	5.3
Merger-related expenses and deal costs	(4,304)	(4,458)	154	3.5
Other	(2,164)	(1,244)	(920)	(74.0)
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	88,033	96,652	(8,619)	(8.9)
Income (loss) from unconsolidated entities	854	(716)	1,570	nm
Gain on real estate dispositions	36	18	18	nm
Income tax (expense) benefit	(2,005)	7,327	(9,332)	nm
Income from continuing operations	86,918	103,281	(16,363)	(15.8)
Discontinued operations	—	—	—	nm
Net income	86,918	103,281	(16,363)	(15.8)
Net income attributable to noncontrolling interests	1,659	1,309	(350)	(26.7)
Net income attributable to common stockholders	$85,259	$101,972	(16,713)	(16.4)
nm - not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$193,383	$190,117	$3,266	1.7%
Other services revenue	—	202	(202)	nm
Less: Property-level operating expenses	(6,338)	—	(6,338)	nm
Segment NOI	$187,045	$190,319	(3,274)	(1.7)
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

The decrease in our triple-net leased properties segment NOI was primarily attributable to fewer assets in our triple-net portfolio in the current period, partially offset by rent increases due to contractual escalations in our triple-net leased assets pursuant to the terms of our leases.

Occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2019 for the second quarter of 2019 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2018 for the second quarter of 2018. The table excludes non-stabilized properties, properties owned through investments in unconsolidated entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at September 30, 2019	Average Occupancy for the Three Months Ended June 30, 2019	Number of Properties Owned at September 30, 2018	Average Occupancy for the Three Months Ended June 30, 2018
Seniors housing communities	345	84.1%	360	84.5%
SNFs	16	87.1	17	84.7
IRFs and LTACs	36	54.9	36	56.7

The following table compares results of operations for our 413 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$191,216	$184,026	$7,190	3.9%
Less: Property-level operating expenses	(6,147)	—	(6,147)	nm
Segment NOI	$185,069	$184,026	1,043	0.6
nm - not meaningful

The increase in our same-store triple-net leased properties segment NOI was primarily attributable to rent increases due to contractual escalations pursuant to the terms of our leases.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$541,090	$518,560	$22,530	4.3%
Less: Property-level operating expenses	(388,011)	(366,721)	(21,290)	(5.8)
Segment NOI	$153,079	$151,839	1,240	0.8

	Number of Properties at September 30,		Average Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Total communities	395	356	86.6%	87.2%	$5,454	$5,737

Resident fees and services include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.

The increase in our senior living operations segment NOI was primarily attributable to the LGM Acquisition, partially offset by decreases in occupancy.

The following table compares results of operations for our 350 same-store senior living operating communities, unadjusted for foreign currency movements between periods.

	For the Three Months Ended September 30,		Decrease to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$508,829	$514,124	$(5,295)	(1.0)
Less: Property-level operating expenses	(365,582)	(362,170)	(3,412)	(0.9)
Segment NOI	$143,247	$151,954	(8,707)	(5.7)

	Number of Properties at September 30,		Average Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Same-store communities	350	350	86.5%	87.3%	$5,753	$5,753

The decrease in our same-store senior living operations segment NOI was primarily attributable to decreases in occupancy.

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$214,939	$193,911	$21,028	10.8%
Office building services revenue	2,059	2,175	(116)	(5.3)
Total revenues	216,998	196,086	20,912	10.7
Less:
Property-level operating expenses	(67,144)	(61,668)	(5,476)	(8.9)
Office building services costs	(627)	(431)	(196)	(45.5)
Segment NOI	$149,227	$133,987	15,240	11.4

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Total office buildings	384	385	90.1%	89.8%	$35	$33

The increase in our office operations segment NOI in the third quarter of 2019 over the same period in 2018 is attributable primarily to property acquisitions and developments that became operational.

The following table compares results of operations for our 355 same-store office buildings.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$186,567	$181,644	$4,923	2.7%
Less: Property-level operating expenses	(58,349)	(57,006)	(1,343)	(2.4)
Segment NOI	$128,218	$124,638	3,580	2.9

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Same-store office buildings	355	355	92.0%	91.5%	$33	$33

The increase in our same-store office operations segment NOI in the third quarter of 2019 over the same period in 2018 is attributable primarily to positive occupancy trends related to our research and innovation centers.

All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $12.0 million increase in all other segment NOI for the three months ended September 30, 2019 over the same period in 2018 is primarily due to increased 2019 investment activity. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest and Other Income

The $11.9 million decrease in interest and other income for the three months ended September 30, 2019 over the same period in 2018 is primarily due to a $12.3 million fee received in the third quarter of 2018 related to the 2018 Kindred Go Private Transactions.

Interest Expense

The $6.4 million increase in total interest expense for the three months ended September 30, 2019 compared to the same period in 2018 is attributable to an increase of $9.2 million due to higher debt balances, partially offset by a decrease of $5.4 million due to a lower effective interest rate, including the amortization of any fair value adjustments, and an increase of $2.6 million from other interest expense. Our weighted average effective interest rate was 3.8% and 4.0% for the three months ended September 30, 2019 and 2018, respectively. Capitalized interest for the three months ended September 30, 2019 and 2018 was $1.8 million and $4.0 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations increased $16.0 million during the three months ended September 30, 2019 compared to the same period in 2018 primarily due to real estate impairments and asset acquisitions, net of dispositions.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net for the three months ended September 30, 2019 was due primarily to the $600.0 million redemption and repayment of our 4.25% senior notes due 2022. Loss on extinguishment of debt, net for the three months ended September 30, 2018 was due primarily to the redemption and repayment of $700.0 million aggregate principal amount then outstanding of our 4.75% senior notes due 2021.

Income (Loss) from Unconsolidated Entities

The $1.6 million increase in income from unconsolidated entities during the three months ended September 30, 2019 compared to the same period in 2018 is primarily due to our share of favorable operating results from our unconsolidated entities.

Income Tax (Expense) Benefit

The $9.3 million change from income tax benefit to expense related to continuing operations for the three months ended September 30, 2019 compared to the same period in 2018 is primarily due to increased deferred tax expense on earnings of our taxable REIT subsidiaries.

Nine Months Ended September 30, 2019 and 2018

The table below shows our results of operations for the nine months ended September 30, 2019 and 2018 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$569,741	$551,150	$18,591	3.4%
Senior living operations	467,428	472,249	(4,821)	(1.0)
Office operations	430,493	402,514	27,979	7.0
All other	69,302	108,304	(39,002)	(36.0)
Total segment NOI	1,536,964	1,534,217	2,747	0.2
Interest and other income	10,109	24,535	(14,426)	(58.8)
Interest expense	(334,955)	(331,973)	(2,982)	(0.9)
Depreciation and amortization	(696,710)	(675,363)	(21,347)	(3.2)
General, administrative and professional fees	(124,369)	(113,507)	(10,862)	(9.6)
Loss on extinguishment of debt, net	(41,861)	(50,411)	8,550	17.0
Merger-related expenses and deal costs	(11,084)	(26,288)	15,204	57.8
Other	9,294	(7,891)	17,185	nm
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	347,388	353,319	(5,931)	(1.7)
Loss from unconsolidated entities	(2,621)	(47,826)	45,205	94.5
Gain on real estate dispositions	24,633	35,893	(11,260)	(31.4)
Income tax benefit	57,004	11,303	45,701	nm
Income from continuing operations	426,404	352,689	73,715	20.9
Discontinued operations	—	(10)	10	nm
Net income	426,404	352,679	73,725	20.9
Net income attributable to noncontrolling interests	4,831	5,485	654	11.9
Net income attributable to common stockholders	$421,573	$347,194	74,379	21.4
nm - not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$589,833	$548,628	$41,205	7.5%
Other services revenue	—	2,522	(2,522)	nm
Less: Property-level operating expenses	(20,092)	—	(20,092)	nm
Segment NOI	$569,741	$551,150	18,591	3.4
nm - not meaningful

The increase in our triple-net leased properties segment NOI for the nine months ended September 30, 2019 over the same period in 2018 is attributable primarily to rent increases due to contractual escalations in our triple-net leased assets pursuant to the terms of our leases and the second quarter 2018 non-cash expense of $21.3 million related to the Brookdale Senior Living lease extensions, partially offset by fewer assets in our triple-net portfolio in the current period.

The following table compares results of operations for our 410 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$575,798	$524,279	$51,519	9.8%
Less: Property-level operating expenses	(19,159)	—	(19,159)	nm
Segment NOI	$556,639	$524,279	32,360	6.2
nm - not meaningful
The increase in our same-store triple-net leased properties rental income for the nine months ended September 30, 2019 over the same period in 2018 is attributable primarily to rent increases due to contractual escalations pursuant to the terms of our leases and the second quarter 2018 non-cash expense of $21.3 million related to the Brookdale Senior Living lease extensions.
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,583,262	$1,552,302	$30,960	2.0%
Less: Property-level operating expenses	(1,115,834)	(1,080,053)	(35,781)	(3.3)
Segment NOI	$467,428	$472,249	(4,821)	(1.0)

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Total communities	395	356	86.3%	86.7%	$5,665	$5,700

The decrease in our senior living operations segment NOI was primarily attributable to decreases in occupancy, partially offset by the LGM Acquisition.

The following table compares results of operations for our 350 same-store senior living operating communities, unadjusted for foreign currency movements between periods.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,528,608	$1,528,591	$17	nm
Less: Property-level operating expenses	(1,076,304)	(1,058,959)	(17,345)	(1.6)%
Segment NOI	$452,304	$469,632	(17,328)	(3.7)

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Same-store communities	350	350	86.4%	86.8%	$5,769	$5,728
The decrease in our same-store senior living operations segment NOI was primarily attributable to decreases in occupancy.
Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2019, but excluding assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$618,555	$580,471	$38,084	6.6%
Office building services revenue	5,685	5,785	(100)	(1.7)
Total revenues	624,240	586,256	37,984	6.5
Less:
Property-level operating expenses	(191,972)	(182,662)	(9,310)	(5.1)
Office building services costs	(1,775)	(1,080)	(695)	(64.4)
Segment NOI	$430,493	$402,514	27,979	7.0

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Total office buildings	384	385	90.1%	89.8%	$34	$32

The increase in our office operations segment NOI for the nine months ended September 30, 2019 over the same period in 2018 is attributable primarily to in-place rent escalations, property acquisitions and developments that became operational, partially offset by asset dispositions.

The following table compares results of operations for our 354 same-store office buildings.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$548,101	$537,195	$10,906	2.0%
Less: Property-level operating expenses	(168,388)	(166,362)	(2,026)	(1.2)
Segment NOI	$379,713	$370,833	8,880	2.4

	Number of Properties at September 30,		Occupancy September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Same-store office buildings	354	354	91.9%	91.8%	$33	$32

The increase in our same-store office operations segment NOI for the nine months ended September 30, 2019 over the same period in 2018 is attributable primarily to in-place rent escalations.
All Other
The $39.0 million decrease in all other segment NOI for the nine months ended September 30, 2019 over the same period in 2018 is primarily due to reduced interest income related to the $700.0 million term loan that we made to Ardent in March 2017, which was fully repaid in June 2018, partially offset by increased 2019 investment activity. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and Other Income
The $14.4 million decrease in interest and other income for the nine months ended September 30, 2019 over the same period in 2018 is primarily due to a $12.3 million fee received in the third quarter of 2018 related to the 2018 Kindred Go Private Transactions.
Interest Expense
The $3.0 million increase in total interest expense for the nine months ended September 30, 2019 over the same period in 2018 is attributable to an increase of $1.2 million due to higher debt balances, offset by a decrease of $2.4 million due to a slightly lower effective interest rate, including the amortization of any fair value adjustments, and an increase of $4.2 million from other interest expense. Our weighted average effective interest rate was 3.9% for both the nine months ended September 30, 2019 and 2018, respectively. Capitalized interest for the nine months ended September 30, 2019 and 2018 was $5.7 million and $8.0 million, respectively.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations increased during the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to real estate impairments and asset acquisitions, net of dispositions.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the nine months ended September 30, 2019 was due primarily to the $600.0 million redemption and repayment of our 4.25% senior notes due 2022. Loss on extinguishment of debt, net for the same period in 2018 was due primarily to the redemption and repayment of $1.3 billion aggregate principal amounts then outstanding of our 4.00% senior notes due 2019 and our 4.75% senior notes due 2021.
Merger-Related Expenses and Deal Costs
The $15.2 million decrease in merger-related expenses and deal costs for the nine months ended September 30, 2019 over the same period in 2018 was due primarily to costs associated with the transition of the management of 76 private pay seniors housing communities to ESL during the first quarter of 2018.
Other
The $17.2 million change in other for the nine months ended September 30, 2019 over the same period in 2018 is primarily due to insurance recoveries related to natural disasters.
Loss from Unconsolidated Entities
The $45.2 million decrease in loss from unconsolidated entities for the nine months ended September 30, 2019 over the same period in 2018 is due to our share of Ardent’s losses on the extinguishment of debt resulting from its debt refinancing in 2018 and $35.7 million impairment relating to the carrying costs of one of our equity method investments consisting principally of SNFs, prior to the sale in July 2018, partially offset by an increase due to our share of favorable operating results from our unconsolidated entities.
Gain on Real Estate Dispositions
The $11.3 million decrease in gain on real estate dispositions to $24.6 million for the nine months ended September 30, 2019 over the same period in 2018 is due primarily to higher disposition activity in 2018.

Income Tax Benefit

The $45.7 million increase in income tax benefit related to continuing operations for the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to a $57.6 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our taxable REIT subsidiaries in the second quarter of 2019.

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

The following table summarizes our FFO and normalized FFO for the three and nine months ended September 30, 2019 and 2018. The decrease in normalized FFO for the nine months ended September 30, 2019 over the same period in 2018 is principally due to the $12.3 million fee received in the third quarter of 2018 related to the 2018 Kindred Go Private Transactions and 2018 loan repayments and fees.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to common stockholders	$85,259	$101,972	$421,573	$347,194
Adjustments:
Real estate depreciation and amortization	233,078	217,116	692,179	670,703
Real estate depreciation related to noncontrolling interests	(2,496)	(1,718)	(6,080)	(5,305)
Real estate depreciation related to unconsolidated entities	(456)	723	(124)	2,055
Impairment on equity method investment	—	—	—	35,708
Gain on real estate dispositions related to unconsolidated entities	(67)	(875)	(868)	(875)
Gain on real estate dispositions related to noncontrolling interests	—	—	354	1,508
Gain on real estate dispositions	(36)	(18)	(24,633)	(35,893)
FFO attributable to common stockholders	315,282	317,200	1,082,401	1,015,095
Adjustments:
Change in fair value of financial instruments	(7)	42	(56)	(4)
Non-cash income tax expense (benefit)	946	(8,166)	(60,248)	(13,483)
Loss on extinguishment of debt, net	37,434	39,489	41,861	55,183
Gain on non-real estate dispositions related to unconsolidated entities	(34)	(16)	(37)	(12)
Merger-related expenses, deal costs and re-audit costs	4,726	4,985	13,119	31,770
Amortization of other intangibles	121	121	363	639
Other items related to unconsolidated entities	502	632	2,917	4,357
Non-cash impact of changes to equity plan	1,729	448	6,647	3,321
Non-cash charges related to lease terminations	—	—	—	21,299
Natural disaster (recoveries) expenses, net	(101)	93	(14,979)	(211)
Normalized FFO attributable to common stockholders	$360,598	$354,828	$1,071,988	$1,117,954

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to common stockholders	$85,259	$101,972	$421,573	$347,194
Adjustments:
Interest	113,967	107,581	334,955	331,973
Loss on extinguishment of debt, net	37,434	39,527	41,861	50,411
Taxes (including tax amounts in general, administrative and professional fees)	3,080	(6,379)	(54,218)	(8,588)
Depreciation and amortization	234,603	218,579	696,710	675,363
Non-cash stock-based compensation expense	8,195	6,488	26,670	20,761
Merger-related expenses, deal costs and re-audit costs	4,304	4,317	11,095	29,286
Net income attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(4,136)	(2,861)	(10,209)	(7,460)
(Income) loss from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	8,120	8,465	24,887	67,968
Gain on real estate dispositions	(36)	(18)	(24,633)	(35,893)
Unrealized foreign currency (gains) losses	(233)	(225)	(925)	487
Change in fair value of financial instruments	(14)	38	(81)	(26)
Non-cash charges related to lease terminations	—	—	—	21,299
Natural disaster (recoveries) expenses, net	(93)	93	(15,050)	(211)
Adjusted EBITDA	$490,450	$477,577	$1,452,635	$1,492,564

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to common stockholders	$85,259	$101,972	$421,573	$347,194
Adjustments:
Interest and other income	(620)	(12,554)	(10,109)	(24,535)
Interest	113,967	107,581	334,955	331,973
Depreciation and amortization	234,603	218,579	696,710	675,363
General, administrative and professional fees	40,530	39,677	124,369	113,507
Loss on extinguishment of debt, net	37,434	39,527	41,861	50,411
Merger-related expenses and deal costs	4,304	4,458	11,084	26,288
Discontinued operations	—	—	—	10
Other	2,164	1,244	(9,294)	7,891
Net income attributable to noncontrolling interests	1,659	1,309	4,831	5,485
(Income) loss from unconsolidated entities	(854)	716	2,621	47,826
Income tax expense (benefit)	2,005	(7,327)	(57,004)	(11,303)
Gain on real estate dispositions	(36)	(18)	(24,633)	(35,893)
NOI	$520,415	$495,164	$1,536,964	$1,534,217

See “Results of Operations” for discussions regarding both segment NOI and same-store segment NOI. We define same-store as properties owned, consolidated and operational for the full period in both comparison periods; provided, however, that we may include selected properties that otherwise meet the same-store criteria if they are included in substantially all of, but not a full, period for one or both of the comparison periods, and in our judgment such inclusion provides a more meaningful presentation of our portfolio performance. Same-store excludes: (i) assets sold or classified as held for sale and assets whose operations were classified as discontinued operations; (ii) for assets included in our office operations reportable business segment, those properties that incur major property-level expenditures to maximize value, increase NOI, maintain a market-competitive position and/or achieve property stabilization; and (iii) for other assets, those properties that are scheduled for operator transition, or have transitioned operators, after the start of the prior comparison period.

Liquidity and Capital Resources

As of September 30, 2019, we had a total of $148.1 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of September 30, 2019, we also had escrow deposits and restricted cash of $60.5 million and $256.9 million of unused borrowing capacity available under our secured revolving construction credit facility. We limit our utilization of the unsecured revolving credit facility in order to maintain liquidity and to support our commercial paper program. Including these internal limits, we had $1.7 billion in available liquidity under the unsecured revolving credit facility as of September 30, 2019. See “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2019, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our commercial paper program, proceeds from asset sales and cash on hand.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund acquisitions, investments and commitments and any development and redevelopment activities; (v) fund capital expenditures; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities and commercial paper program. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us.

Credit Facilities, Commercial Paper and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875% as of September 30, 2019. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

In January 2019, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), established an unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2019, $305.0 million was outstanding under our commercial paper program.

As of September 30, 2019, $983.8 million was outstanding under the unsecured revolving credit facility with an additional $24.0 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility in order to maintain liquidity and to support our commercial paper program. Including these internal limits, we had $1.7 billion in available liquidity under the unsecured revolving credit facility as of September 30, 2019.

In June 2019, we repaid $100.0 million of the balance outstanding on the $300.0 million unsecured term loan that matures in 2023 and repaid in full the $600.0 million unsecured term loan that was set to mature in 2024 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $3.2 million during the second quarter of 2019.

As of September 30, 2019, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of September 30, 2019, we had a $400.0 million secured revolving construction credit facility with $143.1 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

In September 2019, we entered into a new C$500 million unsecured term loan facility priced at CDOR plus 0.90% that matures in 2025.

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

In July 2019, in connection with an announced cash tender offer for such notes, we redeemed $397.1 million principal amount then outstanding of our 2.70% senior notes due 2020 for a tender offer consideration of 100.37% of par value, plus accrued and unpaid interest to the payment date. In August 2019, we repaid the remaining balance then outstanding of our 2.70% senior notes due 2020 of $102.9 million. As a result of the redemption and repayment, we recognized a total loss on extinguishment of debt of $2.4 million during the nine months ended September 30, 2019.

In August 2019, Ventas Realty issued and sold $650.0 million aggregate principal amount of 3.00% senior notes due 2030 at a public offering price equal to 99.51% of par.

In August 2019, in connection with an announced cash tender offer for such notes, we redeemed $395.7 million principal amount then outstanding of our 4.25% senior notes due 2022 for a tender offer consideration of 105.46% of par value, plus accrued and unpaid interest to the payment date. In September 2019, we repaid the remaining balance then outstanding of our 4.25% senior notes due 2022 of $204.3 million. As a result of the redemption and repayment, we recognized a loss on extinguishment of debt of $35.8 million during the three months ended September 30, 2019.

In September 2019, we repaid in full, at par, C$400.0 million principal amount then outstanding of our 3.00% senior notes, Series A due 2019 upon maturity.

Mortgages

In September 2019, we assumed C$1.2 billion mortgage debt, including a fair value premium of C$16.6 million, in connection with the LGM Acquisition. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the LGM Acquisition.

Equity Offerings

From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under our ATM program.  During the nine months ended September 30, 2019, we sold 2.7 million shares of common stock under our ATM program for gross proceeds of $66.75 per share.  As of September 30, 2019, $822.1 million of our common stock remained available for sale under our ATM program.

In June 2019, we sold 12.7 million shares of our common stock under a registered public offering for gross proceeds of $62.75 per share. We used the majority of the net proceeds to fund our LGM Acquisition. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY” and “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the LGM Acquisition.

Cash Flows

The following table sets forth our sources and uses of cash flows:

	For the Nine Months Ended September 30,		(Decrease) Increase to Cash
	2019	2018	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$131,464	$188,253	$(56,789)	(30.2)%
Net cash provided by operating activities	1,083,548	1,017,622	65,926	6.5
Net cash (used in) provided by investing activities	(1,421,879)	664,945	(2,086,824)	nm
Net cash provided by (used in) financing activities	415,067	(1,721,820)	2,136,887	nm
Effect of foreign currency translation	396	(453)	849	nm
Cash, cash equivalents and restricted cash at end of period	$208,596	$148,547	60,049	40.4
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $65.9 million during the nine months ended September 30, 2019 over the same period in 2018 due primarily to increases in accounts payable and other liabilities.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $2.1 billion during the nine months ended September 30, 2019 over the same period in 2018 primarily due to increased acquisition and investment activity, in addition to decreased real estate dispositions.

Cash Flows from Financing Activities

Cash flows from financing activities increased $2.1 billion during the nine months ended September 30, 2019 over the same period in 2018 primarily due to higher debt repayments during 2018 using proceeds from asset sales and loans receivable repayments, and the issuance of common stock in 2019.

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

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of September 30, 2019, we had 23 properties under development pursuant to these agreements, including four properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

As of September 30, 2019 and December 31, 2018, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $716.6 million and $479.4 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of September 30, 2019	As of December 31, 2018
	(In thousands)
Gross book value	$9,738,412	$9,043,734
Fair value	10,294,930	8,926,280
Fair value reflecting change in interest rates:
-100 basis points	10,959,593	9,574,799
+100 basis points	9,706,283	8,568,149

The change in fair value of our fixed rate debt from December 31, 2018 to September 30, 2019 was due primarily to the assumption of mortgage debt related to the LGM Acquisition.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of September 30, 2019	As of December 31, 2018	As of September 30, 2018
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$8,110,614	$7,945,598	$7,794,542
Unsecured term loans	200,000	400,000	400,000
Secured revolving construction credit facility	143,108	—	—
Mortgage loans and other (1)	1,284,690	698,136	781,547
Variable rate:
Senior notes	—	—	200,000
Unsecured revolving credit facility	983,788	765,919	514,353
Unsecured term loans	377,672	500,000	500,000
Commercial paper notes	305,000	—	—
Secured revolving construction credit facility	—	90,488	63,806
Mortgage loans and other (1)	735,548	429,561	329,752
Total	$12,140,420	$10,829,702	$10,584,000
Percentage of total debt:
Fixed rate:
Senior notes	66.8%	73.4%	73.6%
Unsecured term loans	1.6	3.7	3.8
Secured revolving construction credit facility	1.2	—	—
Mortgage loans and other (1)	10.6	6.4	7.4
Variable rate:
Senior notes	—	—	1.9
Unsecured revolving credit facility	8.1	7.1	4.9
Unsecured term loans	3.1	4.6	4.7
Commercial paper notes	2.5	—	—
Secured revolving construction credit facility	—	0.8	0.6
Mortgage loans and other (1)	6.1	4.0	3.1
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.8%	3.8%
Unsecured term loans	2.0	2.8	2.9
Secured revolving construction credit facility	4.5	—	—
Mortgage loans and other (1)	3.8	4.4	4.7
Variable rate:
Senior notes	—	—	3.3
Unsecured revolving credit facility	2.8	3.2	2.9
Unsecured term loans	2.9	3.3	3.0
Commercial paper notes	2.3	—	—
Secured revolving construction credit facility	—	4.1	3.9
Mortgage loans and other (1)	3.4	3.4	3.1
Total	3.5	3.7	3.7

(1)	Excludes mortgage debt of $13.7 million related to real estate assets classified as held for sale as of September 30, 2018.

The variable rate debt in the table above reflects, in part, the effect of $148.5 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $505.8 million notional amount of interest rate swaps with maturities ranging from August 2020 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt.

The increase in our outstanding variable rate debt at September 30, 2019 compared to December 31, 2018 is primarily attributable to borrowings under our unsecured revolving credit facility and commercial paper program and the assumption of mortgage debt related to the LGM Acquisition, partially offset by term loan repayments.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of September 30, 2019, interest expense on an annualized basis would increase by approximately $23.8 million, or $0.06 per diluted common share.

As of September 30, 2019 and December 31, 2018, our joint venture partners’ aggregate share of total debt was $222.6 million and $100.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $53.2 million and $40.8 million as of September 30, 2019 and December 31, 2018, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2019 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the three and nine months ended September 30, 2019 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2019, at the reasonable assurance level.

Internal Control Over Financial Reporting

In September 2019, we acquired an 87% interest in 34 Canadian seniors housing communities (including five in-process developments) valued at C$1.8 billion through an equity partnership with Le Groupe Maurice (“LGM”). See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are currently integrating these assets into our internal control framework and processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2019 will not include these assets.

Other than the change noted above, there have been no changes in our internal controls over financial reporting during the third quarter of 2019 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended September 30, 2019.

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	240	$67.53
August 1 through August 31	26	73.39
September 1 through September 30	—	—

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
Date: October 25, 2019

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer