Form 10-K
period 2019-12-31
Ventas, Inc.
filed 2020-02-24
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
353 N. Clark Street, Suite 3300
Chicago, Illinois
United States
(Address of Principal Executive Offices)
60654 (Zip Code)

Not Applicable	877	483-6827
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)	(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Trading symbol:	Class of Common Stock:	Name of exchange on which registered:
VTR	Common Stock, $0.25 par value	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2019, based on a closing price of the common stock of $68.35 as reported on the New York Stock Exchange, was $25.1 billion.
As of February 17, 2020, there were 372,860,471 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2020 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

i

•	Final determination of our taxable net income for the year ended December 31, 2019 and for the year ending December 31, 2020;

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

•
The ability of the hospitals on or near whose campuses our medical office buildings are located and their affiliated health systems to remain competitive and financially viable and to attract physicians and physician groups;

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

Kindred, Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and
Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) are not currently subject to the reporting requirements of the SEC. The information related to Kindred, Atria, Sunrise and Ardent contained or referred to in this Annual Report on Form 10-K has been derived from publicly available information or was provided to us by Kindred, Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

PART I

ITEM 1.    Business

BUSINESS

Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2019, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 22 properties under development, including four properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers.

As of December 31, 2019, we leased a total of 412 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 122 properties (excluding two properties managed by Brookdale Senior Living pursuant to long-term management agreements), 11 properties and 32 properties, respectively, as of December 31, 2019.

As of December 31, 2019, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) to manage 406 seniors housing communities for us.

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

Maintaining a Balanced, Diversified Portfolio of High-Quality Assets

We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant or operator, revenue source and operating model diminishes the risk that any single factor or event could materially harm our business. Portfolio diversification also enhances the reliability of our cash flows by reducing our exposure to any individual tenant, operator or manager and making us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns.

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

2019 Highlights

Investments and Dispositions

•
In June 2019, we provided new secured debt financing of $490 million to certain subsidiaries of Colony Capital, Inc. The London Inter-bank Offered Rate (“LIBOR”) based debt financing has a five-year term (inclusive of three one-year extension options). In connection with this transaction, our previous secured loan to certain subsidiaries of Colony Capital, Inc. of $282 million was paid in full.

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

•	During 2019, we also acquired four properties and one vacant land parcel for an aggregate purchase price of $237.0 million.

•
During 2019, we sold 24 properties and our leasehold interest in one vacant land parcel for aggregate consideration of $147.5 million and recognized a gain on the sales of these assets of $26.0 million.

Liquidity and Capital

•
In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion.

•
During 2019, we (a) repaid or redeemed $1.7 billion aggregate principal then outstanding of our senior notes with a weighted average coupon of 3.7% and maturities between 2019 and 2043; (b) repaid $100.0 million of the balance outstanding on the $300.0 million unsecured term loan that matures in 2023; and (c) repaid in full the $600.0 million unsecured term loan that was set to mature in 2024.

•
During 2019, we (a) entered into a new C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025; (b) issued a total of $2.3 billion of senior notes with a fixed coupon of 3.2% and maturities between 2024 and 2049; and (c) issued C$300 million floating rate senior notes maturing in 2021.

•
During 2019, we sold an aggregate of 15.4 million shares of common stock under both a registered public offering and our “at-the-market” equity offering program for average gross proceeds of $63.45 per share.

Portfolio Summary

The following table summarizes our consolidated portfolio of properties and other investments, including construction in progress, as of and for the year ended December 31, 2019:

			Real Estate Property Investments			Revenues
Asset Type	# of Properties (1)	# of Units/ Sq. Ft./ Beds(2)	Real Estate Property Investment, at Cost	Percent of Total Real Estate Property Investments	Real Estate Property Investment Per Unit/Bed/Sq. Ft.	Revenue	Percent of Total Revenues
	(Dollars in thousands)
Seniors housing communities	734	70,633	$18,192,047	63.1%	$257.6	$2,618,601	67.8%
MOBs(3)	347	19,863,529	5,709,478	19.8	0.3	593,730	15.3
Research and innovation centers	34	6,300,841	2,409,541	8.4	0.4	253,488	6.5
IRFs and LTACs	37	3,106	459,535	1.6	148.0	160,658	4.1
Health systems	12	2,064	1,517,814	5.3	735.4	117,496	3.0
SNFs	16	1,732	201,700	0.7	116.5	23,845	0.6
Development properties and other	18		326,985	1.1
Total real estate investments, at cost	1,198		$28,817,100	100.0%
Income from loans and investments						89,201	2.3
Interest and other income						10,984	0.3
Revenues related to assets classified as held for sale	15					4,747	0.1
Total revenues						$3,872,750	100.0%

(1)
As of December 31, 2019, we also owned five seniors housing communities and one MOB through investments in unconsolidated entities. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom and were operated or managed by 85 unaffiliated healthcare operating companies.

(2)
Seniors housing communities are generally measured in units; MOBs and research and innovation centers are measured by square footage; and IRFs and LTACs, health systems and skilled nursing facilities (“SNFs”) are generally measured by licensed bed count.

(3)
As of December 31, 2019, we leased 63 of our consolidated MOBs pursuant to triple-net leases, Lillibridge or PMBRES managed 273 of our consolidated MOBs and 11 of our consolidated MOBs were managed by six unaffiliated managers. Through Lillibridge, we also provided management and leasing services for 74 MOBs owned by third parties as of December 31, 2019.

Seniors Housing and Healthcare Properties

As of December 31, 2019, we owned a total of 1,201 seniors housing and healthcare properties (including properties classified as held for sale) as follows:

	Consolidated (100% interest)	Consolidated (<100% interest)	Unconsolidated (25% interest)	Total
Seniors housing communities	710	38	5	753
MOBs	313	35	1	349
Research and innovation centers	22	12	—	34
IRFs and LTACs	36	1	—	37
Health systems	12	—	—	12
SNFs	16	—	—	16
Total	1,109	86	6	1,201

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

Medical Office Buildings

Typically, our MOBs are multi-tenant properties leased to several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, although they require greater plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2019, we owned or managed for third parties approximately 21 million square feet of MOBs that are predominantly located on or near a health system.

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

Skilled Nursing Facilities

We have 16 properties that are operated as SNFs. SNFs provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high technology, care-intensive, high cost setting of an acute care or rehabilitation hospital. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources.

Geographic Diversification of Properties

Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the year ended December 31, 2019.

Loans and Investments

As of December 31, 2019, we had $1.0 billion of net loans receivable and investments relating to seniors housing and healthcare operators or properties. Our loans receivable and investments provide us with interest income, principal amortization and transaction fees and are typically secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related seniors housing or healthcare properties. From time to time, we also make investments in mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Development and Redevelopment Projects

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2019, we had 22 properties under development pursuant to these agreements, including four properties that are owned through unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

Significant Tenants, Operators and Managers

The following table summarizes certain information regarding our tenant, operator and manager concentration as of and for the year ended December 31, 2019 (excluding properties classified as held for sale and properties owned by investments in unconsolidated entities as of December 31, 2019):

	Number of Properties Leased or Managed	Percent of Total Real Estate Investments (1)	Percent of Total Revenues	Percent of NOI
Senior living operations	401	43.4%	55.8%	31.1%
Brookdale Senior Living (2)	121	7.7	4.7	8.7
Ardent	11	4.7	3.1	5.8
Kindred	32	1.0	3.3	6.3

(1)	Based on gross book value.

(2)	Excludes two properties managed by Brookdale Senior Living pursuant to long-term management agreements and included in the senior living operations reportable business segment.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the year ended December 31, 2019. If Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all. See “Risk Factors—Risks Arising from Our Business—Our leases and other agreements with Brookdale Senior Living, Ardent and Kindred account for a significant portion of our revenues and operating income; any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K.

Brookdale Senior Living Leases

As of December 31, 2019, we leased 121 consolidated properties (excluding two properties managed by Brookdale Senior Living pursuant to long-term management agreements and included in the senior living operations reportable business segment) to Brookdale Senior Living.

Pursuant to our lease agreement, Brookdale Senior Living is obligated to pay base rent, which escalates annually at a specified rate over the prior period base rent. As of December 31, 2019, the aggregate 2020 contractual cash rent due to us from Brookdale Senior Living, including a reduction for an annual rent credit equal to $7.0 million, was approximately $182.8 million, and the current aggregate contractual base rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)) due to us from Brookdale Senior Living was approximately $184.1 million.

Ardent Lease

As of December 31, 2019, we leased 10 properties (excluding one MOB leased to Ardent under a separate lease) to Ardent pursuant to a single, triple-net master lease agreement. Per our master lease agreement, Ardent is obligated to pay base rent, which escalates annually by the lesser of four times the increase in the Consumer Price Index (“CPI”) for the relevant period and 2.5%.  The initial term of the master lease expires on August 31, 2035 and Ardent has one ten-year renewal option.

As of December 31, 2019, the aggregate 2020 contractual cash rent due to us from Ardent was approximately $120.9 million, and the current aggregate contractual base rent (computed in accordance with GAAP) due to us from Ardent was also approximately $120.9 million.

Our 9.8% ownership interest in Ardent entitles us to customary rights and minority protections, as well as the right to appoint one of 11 members on the Ardent Board of Directors.

Kindred Master Leases

As of December 31, 2019, we leased 29 properties to Kindred pursuant to a master lease agreement. In November 2016, Kindred extended the lease term to 2025 for all of our LTACs operated by Kindred that were scheduled to mature in 2018 and 2020, at the current rent level.

The aggregate annual rent we receive under each Kindred master lease is referred to as “base rent.” Base rent escalates annually at a specified rate over the prior period base rent, contingent, in some cases, upon the satisfaction of specified facility revenue parameters. The annual rent escalator under the Kindred master lease for 25 properties is based on year-over-year changes in CPI, subject to a floor and cap, and is 2.7% for four properties. As of December 31, 2019, the aggregate 2020 contractual cash rent due to us from Kindred was approximately $127.4 million, and the current aggregate contractual base rent (computed in accordance with GAAP) due to us from Kindred was approximately $129.4 million.

Senior Living Operations

As of December 31, 2019, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 260 consolidated seniors housing communities pursuant to long-term management agreements with us. Under these management agreements, the operators receive annual base management fees ranging from 4.5% to 7% of revenues generated by the applicable properties and, in some cases, additional management fees based on the achievement of specified performance targets. Our management agreements with Atria have initial terms expiring between 2024 and 2027, and our management agreements with Sunrise have terms expiring between 2030 and 2038. In some cases, our management agreements include renewal provisions.

Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financials results in a timely manner and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses or financial condition could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; adverse developments in Atria’s and Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed” included in Part I, Item 1A of this Annual Report on Form 10-K.

Our 34% ownership interest in Atria entitles us to customary rights and protections, as well as the right to appoint two of six members on the Atria Board of Directors.

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

Employees

As of December 31, 2019, we had 516 employees, none of which is subject to a collective bargaining agreement. We believe that relations with our employees are positive.

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

We maintain the property insurance for all of our senior living operations, as well as the general and professional liability insurance for our seniors housing communities and related operations managed by Atria. However, Sunrise maintains the general and professional liability insurance for our seniors housing communities and related operations that it manages in accordance with the terms of our management agreements. Under our management agreements with Sunrise, we may elect, on an annual basis, whether we or Sunrise will bear responsibility for maintaining the required insurance coverage for the applicable properties.

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

Medicare’s fraud, waste, and abuse initiatives continue to be refined and refocused. Moratoria on new home health providers obtaining Medicare provider status and higher fees for labs show that the federal government will take actions to contain the number of providers that can bill Medicare in areas where wasteful billing is believed to exist. The current administration has proposed expanding the extrapolated methods of the Recovery Audit Contractor program, which has recovered more than $2 billion for the Medicare program, into the Medicare Advantage program. Further expansion of these larger finding audits may be implemented in the future.

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

•
As a result of the ACA, and specifically Medicaid expansion and establishment of health insurance exchanges providing subsidized health insurance, an estimated seventeen million more Americans have health insurance than in 2010. These newly-insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The ACA was nearly repealed in 2017 and the current presidential administration continues to promulgate regulations to encourage the purchase of less comprehensive forms of health insurance for individuals and families unable to purchase health insurance on their own. In addition, the continued litigation regarding Texas v Azar may result in some or all of the ACA being invalidated. Such a determination could leave uninsured the roughly twenty million people currently covered by health insurance exchange qualified plans or by Medicaid expansion.

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

•
In 2019, federal regulators took a number of steps that could impact the operation of SNFs. For example, the federal government now publicly posts a large number of SNFs that are suspected of providing substandard care. A regulation proposed at the end of 2019, if finalized as proposed, would curb state provider taxes and fees that leverage the federal Medicaid match to deliver greater net funding to institutional provider such as SNFs. Moves to further regulate SNFs in 2020 are possible.

For the year ended December 31, 2019, approximately 7.3% of our total revenues and 13.3% of our total NOI (in each case excluding amounts in discontinued operations) were attributable to acute and post-acute healthcare facilities in which our third-party tenants receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those leased facilities.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2019 and do not expect that we will be required to make any such material capital expenditures during 2020.

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

Risks Arising from Our Business

The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; adverse developments in Atria’s and Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us.

As of December 31, 2019, Atria and Sunrise, collectively, managed 260 of our consolidated seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI. Although we have various rights as the property owner under our management agreements, we rely on Atria’s and Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations. We also rely on Atria and Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. For example, we depend on Atria’s and Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Atria or Sunrise to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Atria or Sunrise to attract and retain qualified personnel, or significant changes in Atria’s or Sunrise’s senior management or equity ownership could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.

Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, any adverse developments in Atria’s and Sunrise’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a Material Adverse Effect on us. If Atria or Sunrise experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which indirectly could have a Material Adverse Effect on us.

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

We are parties to long-term management agreements pursuant to which Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 260 of our consolidated seniors housing communities as of December 31, 2019. Most of our management agreements with Atria have terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods, and most of our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). Our ability to terminate these long-term management agreements is limited to specific circumstances set forth in the agreements and may relate to all properties or a specific property or group of properties.

We may terminate any of our management agreements with Atria and Sunrise upon the occurrence of an event of default by the operator in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any license or certificate necessary for operation), subject in most cases to such operator’s right to cure such default, or upon the occurrence of certain insolvency events relating to such operator. In addition, we may terminate our management agreements with Atria based on their failure to achieve certain NOI targets or upon the payment of a fee. We also may terminate most of our management agreements with Sunrise based on the failure to achieve certain NOI targets, subject to certain rights of Sunrise to make cure payments to us, and upon the occurrence of certain other events or the existence of certain other conditions.

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

Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and "managed" Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See “Governmental Regulation—Healthcare Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. In addition, coverage expansions via the ACA through Medicaid expansion and health insurance exchanges may be scaled back by litigation that may invalidate some or all of the ACA, or waiver programs that reduce the number of people with Medicaid coverage in a given state. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a Material Adverse Effect on us.

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

As of December 31, 2019, we owned 35 MOBs, 12 research and innovation centers, 38 seniors housing communities and one IRF through consolidated joint ventures, and we had 25% ownership interests in five seniors housing communities and one MOB through investments in unconsolidated entities. In addition, we had a 34% ownership interest in Atria, a 34% ownership interest in Eclipse Senior Living and a 9.8% interest in Ardent as of December 31, 2019. These joint ventures and unconsolidated entities involve risks not present with respect to our wholly owned properties, including the following:

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

The decision of the United Kingdom to exit the European Union could adversely affect our business, financial condition and results of operations.

In 2019, we derived 1.3% of our NOI from the United Kingdom. The decision made in the British referendum of June 23, 2016 to leave the European Union, commonly referred to as “Brexit,” has led to volatility in the financial markets of the United Kingdom (the “U.K.”), and more broadly across Europe and may also lead to weakening in consumer, corporate and financial confidence in such markets. The U.K. government initiated the official EU withdrawal process on March 29, 2017, and the exit from the EU was expected to occur by the end of March 2019. However, the withdrawal was extended several times due to deadlock in negotiations. On January 29, 2020, the U.K. Parliament approved a withdrawal agreement submitted on January 22, 2020, and the U.K. officially withdrew from the EU on January 31, 2020. There is a transition period through December 2020, with an option to extend an additional one to two years, to allow for businesses and individuals to adjust to its changes, during which all EU regulations will continue to apply to the U.K. Trade negotiations are expected to begin in early March 2020, but the nature of the economic relationship between the EU and U.K. remains uncertain, and there is no guarantee that both parties will be able to reach an agreement before the transition period expires. This Brexit decision has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the U.K. referendum. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the EU, could adversely affect our and our tenants’ businesses, financial conditions and results of operations.

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

For the year ended December 31, 2019, approximately 34.8% of our total NOI was derived from properties located in California (13.8%), New York (6.4%), Texas (5.9%), Illinois (4.6%) and Pennsylvania (4.1%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased construction and competition or decreased demand for our properties, regional climate events and changes in state-specific legislation, which could adversely affect our business and results of operations.

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

Risks Arising from Our Capital Structure

We may become more leveraged.

As of December 31, 2019, we had approximately $12.2 billion of outstanding indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness could also have the following consequences:

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

LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

Seniors Housing and Healthcare Properties

As of December 31, 2019, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 22 properties under development, including four properties that are owned by unconsolidated real estate entities. We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.

As of December 31, 2019, we had $2.0 billion aggregate principal amount of mortgage loan indebtedness outstanding, secured by 84 of our properties. Excluding those portions attributed to our joint venture partners, our share of mortgage loan indebtedness outstanding was $1.8 billion.

The following table provides additional information regarding the geographic diversification of our portfolio of properties as of December 31, 2019 (excluding properties owned through investments in unconsolidated entities and properties classified as held for sale).

	Seniors Housing Communities		SNFs		MOBs		Research and Innovation Centers		IRFs and LTACs		Health Systems
Geographic Location	# of Properties	Units	# of Properties	Licensed Beds	# of Properties	Square Feet(1)	# of Properties	Square Feet(1)	# of Properties	Licensed Beds	# of Properties	Licensed Beds
Alabama	5	324	—	—	4	469	—	—	—	—	—	—
Arizona	27	2,316	—	—	15	962	—	—	1	60	—	—
Arkansas	4	302	—	—	1	5	—	—	—	—	—	—
California	81	9,048	—	—	29	2,371	—	—	6	503	—	—
Colorado	15	1,257	1	82	13	896	—	—	1	68	—	—
Connecticut	13	1,587	—	—	—	—	2	1,033	—	—	—	—
District of Columbia	—	—	—	—	2	102	—	—	—	—	—	—
Florida	44	4,181	—	—	11	223	1	252	6	508	—	—
Georgia	18	1,635	—	—	14	1,201	—	—	—	—	—	—
Idaho	1	70	—	—	—	—	—	—	—	—	—	—
Illinois	25	2,955	1	82	36	1,447	1	129	4	430	—	—
Indiana	5	402	—	—	23	1,602	—	—	1	59	—	—
Kansas	8	515	—	—	1	33	—	—	—	—	—	—
Kentucky	9	805	—	—	4	173	—	—	1	384	—	—
Louisiana	1	58	—	—	5	362	—	—	—	—	—	—
Maine	6	452	—	—	—	—	—	—	—	—	—	—
Maryland	5	352	—	—	2	83	5	467	—	—	—	—
Massachusetts	15	1,789	—	—	—	—	1	78	—	—	—	—
Michigan	21	1,345	—	—	13	589	—	—	—	—	—	—
Minnesota	14	856	—	—	4	241	—	—	—	—	—	—
Mississippi	—	—	—	—	1	51	—	—	—	—	—	—
Missouri	2	154	—	—	21	1,167	5	818	1	60	—	—
Montana	3	222	—	—	—	—	—	—	—	—	—	—
Nebraska	1	133	—	—	—	—	—	—	—	—	—	—
Nevada	3	326	—	—	5	416	—	—	1	52	—	—
New Hampshire	1	126	—	—	—	—	—	—	—	—	—	—
New Jersey	12	1,137	1	153	3	37	—	—	—	—	—	—
New Mexico	4	451	—	—	—	—	—	—	2	123	4	544
New York	40	4,639	—	—	4	244	—	—	—	—	—	—
North Carolina	22	1,314	—	—	17	831	8	1,538	1	124	—	—
North Dakota	2	115	—	—	1	114	—	—	—	—	—	—
Ohio	19	1,194	—	—	28	1,225	—	—	1	50	—	—
Oklahoma	7	439	—	—	1	80	—	—	—	—	4	954
Oregon	29	2,583	—	—	1	105	—	—	—	—	—	—
Pennsylvania	30	2,201	4	620	9	713	5	953	1	52	—	—
Rhode Island	4	399	—	—	—	—	3	580	—	—	—	—
South Carolina	6	433	—	—	20	1,092	—	—	—	—	—	—
South Dakota	4	182	—	—	—	—	—	—	—	—	—	—
Tennessee	18	1,400	—	—	7	278	—	—	1	49	—	—
Texas	45	3,578	—	—	16	837	—	—	9	584	1	445
Utah	3	321	—	—	—	—	—	—	—	—	—	—
Virginia	8	655	—	—	5	231	3	453	—	—	—	—
Washington	23	2,230	5	469	10	579	—	—	—	—	—	—
West Virginia	2	124	4	326	—	—	—	—	—	—	—	—
Wisconsin	45	2,218	—	—	21	1,105	—	—	—	—	—	—
Wyoming	2	169	—	—	—	—	—	—	—	—	—	—
Total U.S.	652	56,992	16	1,732	347	19,864	34	6,301	37	3,106	9	1,943
Canada	70	12,865	—	—	—	—	—	—	—	—	—	—
United Kingdom	12	776	—	—	—	—	—	—	—	—	3	121
Total	734	70,633	16	1,732	347	19,864	34	6,301	37	3,106	12	2,064

(1)	Square Feet are in thousands

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.”     As of February 17, 2020, we had 372.9 million shares of our common stock outstanding held by approximately 3,926 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) governing REITs. In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to any net capital gain. In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2020.

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

Stock Repurchases

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2019:

	Number of Shares Repurchased (1)	Average Price Per Share
October 1 through October 31	13,085	$71.14
November 1 through November 30	181	$59.20
December 1 through December 31	21,091	$57.08

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

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2014 through December 31, 2019, with the cumulative total returns of the NYSE Composite Index, the FTSE Nareit Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2014 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Ventas	$100	$94	$110	$110	$114	$118
NYSE Composite Index	$100	$96	$108	$128	$117	$147
Composite REIT Index	$100	$102	$112	$122	$117	$150
S&P 500 Index	$100	$101	$113	$138	$132	$174

ITEM 6.    Selected Financial Data

The selected financial data has been derived from our audited Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and previous Annual Reports on Form 10- K. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, as acquisitions, dispositions, changes in accounting policies and other items may impact the comparability of the financial data.

	As of and For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$1,609,876	$1,513,807	$1,593,598	$1,476,176	$1,346,046
Resident fees and services	2,151,533	2,069,477	1,843,232	1,847,306	1,811,255
Interest expense	451,662	442,497	448,196	419,740	367,114
Property-level operating expenses	1,808,208	1,689,880	1,483,072	1,434,762	1,383,640
General, administrative and professional fees	165,996	151,982	135,490	126,875	128,035
Income from continuing operations	439,297	415,991	1,361,222	652,412	408,119
Net income attributable to common stockholders	433,016	409,467	1,356,470	649,231	417,843
Per Share Data
Income from continuing operations:
Basic	$1.20	$1.17	$3.83	$1.89	$1.24
Diluted	$1.19	$1.16	$3.80	$1.87	$1.22
Net income attributable to common stockholders:
Basic	$1.18	$1.15	$3.82	$1.88	$1.26
Diluted	$1.17	$1.14	$3.78	$1.86	$1.25
Other Data
Net cash provided by operating activities	$1,437,783	$1,381,467	$1,428,752	$1,354,702	$1,402,003
Net cash (used in) provided by investing activities	(1,585,299)	324,496	(937,107)	(1,214,280)	(2,420,740)
Net cash provided by (used in) financing activities	160,674	(1,761,937)	(671,327)	96,838	1,023,058
FFO (1)	1,436,049	1,308,149	1,512,885	1,440,544	1,365,408
Normalized FFO (1)	1,423,047	1,462,055	1,491,241	1,438,643	1,493,683
Balance Sheet Data
Real estate property, gross	$28,817,100	$26,476,938	$26,260,553	$25,380,524	$23,855,137
Cash and cash equivalents	106,363	72,277	81,355	286,707	53,023
Total assets	24,692,208	22,584,555	23,954,541	23,166,600	22,261,918
Senior notes payable and other debt	12,158,773	10,733,699	11,276,062	11,127,326	11,206,996

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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an understanding and assessment of the consolidated financial condition and results of operations of Ventas, Inc. You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, as it will help you understand:

•	Our company and the environment in which we operate;

•	Our 2019 highlights;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	Our non-GAAP financial measures:

•	How we manage our assets and liabilities;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Our future contractual obligations.

Corporate and Operating Environment

We are a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2019, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 22 properties under development, including four properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers.

As of December 31, 2019, we leased a total of 412 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 122 properties (excluding two properties managed by Brookdale Senior Living pursuant to long-term management agreements), 11 properties and 32 properties, respectively, as of December 31, 2019

As of December 31, 2019, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) to manage 406 seniors housing communities for us.

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

As of December 31, 2019, our consolidated portfolio included 100% ownership interests in 1,109 properties and controlling joint venture interests in 86 properties, and we had non-controlling ownership interests in six properties through investments in unconsolidated entities. Through Lillibridge, we provided management and leasing services to third parties with respect to 74 MOBs as of December 31, 2019.

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

2019 Highlights

For information regarding our 2019 highlights, see “Business” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Accounting for Real Estate Acquisitions

When we acquire real estate, we first make reasonable judgments about whether the transaction involves an asset or a business. Our real estate acquisitions are generally accounted for as asset acquisitions as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the cost of the businesses or assets acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date.

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

In connection with an acquisition, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We generally assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable to us relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value and amortize that asset or liability to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. Where we are the lessee, we record the acquisition date values of leases, including any above or below market value, within operating lease assets and operating lease liabilities on our Consolidated Balance Sheets.

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

Impairment of Long-Lived and Intangible Assets

We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of real estate properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.

Estimates of fair value used in our evaluation of investments in real estate are based upon discounted future cash flow projections, if necessary, or other acceptable valuation techniques that are based, in turn, upon all available evidence including level three inputs, such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Revenue Recognition

We recognize rental revenues under our leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. We assess the probability of collecting substantially all rents under our leases based on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, the type of property, the value of the underlying collateral, if any, expected future performance of the property and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all rents, we recognize a charge to rental income. If we change our conclusions regarding the probability of collecting rent payments required by a lease, we may recognize adjustments to rental income in the period we make such change in our conclusions.

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

Recently Issued or Adopted Accounting Standards

    We adopted ASC Topic 842, Leases (“ASC 842”) on January 1, 2019, which introduced a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification.

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

Upon adoption, we recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment. We now also report revenues and expenses within our triple-net leased properties reportable business segment for real estate taxes and insurance that are escrowed and obligations of the tenants in accordance with their respective leases with us. This reporting had no impact on our net income. Resident leases within our senior living operations reportable business segment and office leases also contain service elements. We elected the practical expedient to account for our resident and office leases as a single lease component. Also, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Prior to the adoption of ASC 842, GAAP provided for the deferral and amortization of such costs over the applicable lease term. We are continuing to amortize any unamortized deferred lease costs as of December 31, 2018 over their respective lease terms.

As of January 1, 2019 we recognized operating lease assets of $361.7 million on our Consolidated Balance Sheets which includes the present value of minimum lease payments as well as certain existing above and/or below market lease intangible values associated with such leases. Also upon adoption, we recognized operating lease liabilities of $216.9 million on our Consolidated Balance Sheets. The present value of minimum lease payments was calculated on each lease using a discount rate that approximates our incremental borrowing rate primarily adjusted for the length of the individual lease terms. As of the January 1, 2019 adoption date, we utilized discount rates ranging from 6.15% to 7.60% for our ground leases.

Upon adoption, we recognized a cumulative effect adjustment to retained earnings of $0.6 million primarily relating to certain costs associated with unexecuted leases that were deferred as of December 31, 2018.

Results of Operations

As of December 31, 2019, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Years Ended December 31, 2019 and 2018

The table below shows our results of operations for the years ended December 31, 2019 and 2018 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Years Ended December 31,		Increase (Decrease) to Net Income
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$754,337	$740,318	$14,019	1.9%
Senior living operations	630,135	623,276	6,859	1.1
Office operations	574,157	538,506	35,651	6.6
All other	92,610	127,520	(34,910)	(27.4)
Total segment NOI	2,051,239	2,029,620	21,619	1.1
Interest and other income	10,984	24,892	(13,908)	(55.9)
Interest expense	(451,662)	(442,497)	(9,165)	(2.1)
Depreciation and amortization	(1,045,620)	(919,639)	(125,981)	(13.7)
General, administrative and professional fees	(165,996)	(151,982)	(14,014)	(9.2)
Loss on extinguishment of debt, net	(41,900)	(58,254)	16,354	28.1
Merger-related expenses and deal costs	(15,235)	(30,547)	15,312	50.1
Other	17,609	(66,768)	84,377	nm
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	359,419	384,825	(25,406)	(6.6)
Loss from unconsolidated entities	(2,454)	(55,034)	52,580	95.5
Gain on real estate dispositions	26,022	46,247	(20,225)	(43.7)
Income tax benefit	56,310	39,953	16,357	40.9
Income from continuing operations	439,297	415,991	23,306	5.6
Discontinued operations	—	(10)	10	nm
Net income	439,297	415,981	23,316	5.6
Net income attributable to noncontrolling interests	6,281	6,514	233	3.6
Net income attributable to common stockholders	$433,016	$409,467	23,549	5.8

nm—not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of December 31, 2019, but excluding assets whose operations were classified as discontinued operations:

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$780,898	$737,796	$43,102	5.8%
Other services revenue	—	2,522	(2,522)	nm
Less: Property-level operating expenses	(26,561)	—	(26,561)	nm
Segment NOI	$754,337	$740,318	14,019	1.9
nm—not meaningful

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

Triple-net leased properties segment NOI increased in 2019 over the prior year primarily due to the second quarter 2018 non-cash expense of $21.3 million related to the Brookdale Senior Living lease extensions and net increases in rent, partially offset by fewer assets in the portfolio due to dispositions and operator transitions of seniors housing communities from triple-net leased properties to senior living operations.

Occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2019 for the trailing 12 months ended September 30, 2019 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2018 for the 12 months ended September 30, 2018. The table excludes non-stabilized properties, properties owned through investments in unconsolidated entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full four quarters of occupancy results.

	Number of Properties at December 31, 2019	Average Occupancy for the Trailing 12 Months Ended September 30, 2019	Number of Properties at December 31, 2018	Average Occupancy for the Trailing 12 Months Ended September 30, 2018
Seniors housing communities	326	86.0%	361	85.0%
Skilled nursing facilities (“SNFs”)	16	87.3	17	85.2
IRFs and LTACs	36	53.6	36	56.5

The following table compares results of operations for our 393 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Annual Report on Form 10-K for additional disclosure regarding same-store NOI.

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$749,561	$688,914	$60,647	8.8%
Less: Property-level operating expenses	(25,180)	—	(25,180)	nm
Segment NOI	$724,381	$688,914	35,467	5.1
nm—not meaningful
The increase in our same-store triple-net leased properties rental income in 2019 over the prior year is attributable primarily to the second quarter 2018 non-cash expense of $21.3 million related to the Brookdale Senior Living lease extensions and net increases in rent.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2019, but excluding assets whose operations were classified as discontinued operations:

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$2,151,533	$2,069,477	$82,056	4.0%
Less: Property-level operating expenses	(1,521,398)	(1,446,201)	(75,197)	(5.2)
Segment NOI	$630,135	$623,276	6,859	1.1

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2019	2018	2019	2018	2019	2018
Total communities	401	355	86.6%	87.0%	$5,451	$5,699

Resident fees and services include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.

The increase in our senior living operations segment NOI in 2019 over the prior year is attributable primarily to the acquisition of an 87% interest in 34 Canadian seniors housing communities (including five in-process developments) valued at $1.8 billion through an equity partnership (the “LGM Acquisition”) with Le Groupe Maurice (“LGM”), partially offset by decreases in occupancy and increases in property-level operating expenses.

The following table compares results of operations for our 340 same-store senior living operating communities.

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,990,057	$1,989,104	$953	nm
Less: Property-level operating expenses	(1,401,208)	(1,376,142)	(25,066)	(1.8)
Segment NOI	$588,849	$612,962	(24,113)	(3.9)

nm—not meaningful

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2019	2018	2019	2018	2019	2018
Same-store communities	340	340	86.5%	87.2%	$5,787	$5,733

The decrease in our same-store senior living operations segment NOI was primarily attributable to increases in property-level operating expenses and decreases in occupancy.

Effective January 1, 2020, we amended the same-store definition for our senior living operations segment in order to better align with industry practice. Going forward, among other changes, redevelopments in our senior living operations segment that are considered materially disruptive will be excluded from the same-store pool until they meet the definition for subsequent inclusion. If this policy had been in place for 2019, same-store senior living operations results would have been based on same-store communities of 334 while the year-over-year change in same-store segment NOI would have remained substantially unchanged at (3.9%).

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2019, but excluding assets whose operations were classified as discontinued operations:

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$828,978	$776,011	$52,967	6.8%
Office building services revenue	7,747	7,592	155	2.0
Total revenues	836,725	783,603	53,122	6.8
Less:
Property-level operating expenses	(260,249)	(243,679)	(16,570)	(6.8)
Office building services costs	(2,319)	(1,418)	(901)	(63.5)
Segment NOI	$574,157	$538,506	35,651	6.6

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2019	2018	2019	2018	2019	2018
Total office buildings	382	387	90.3%	90.1%	$34	$32

The increase in our office operations segment NOI in 2019 over the prior year is attributable primarily to 2019 increases in occupancy and 2018 and 2019 acquisitions and openings of new buildings, partially offset by dispositions.

The following table compares results of operations for our 353 same-store office buildings.

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2019	2018	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$723,229	$709,714	$13,515	1.9%
Less: Property-level operating expenses	(224,072)	(218,272)	(5,800)	(2.7)
Segment NOI	$499,157	$491,442	7,715	1.6

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2019	2018	2019	2018	2019	2018
Same-store office buildings	353	353	92.1%	91.9%	$33	$32

The increase in our same-store office operations segment NOI in 2019 over the prior year is attributable primarily to increases in occupancy.

All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $34.9 million decrease in all other segment NOI in 2019 over the prior year is primarily due to reduced income related to the $700.0 million term loan that we made to Ardent in March 2017, which was fully repaid in June 2018, partially offset by increased 2019 investment activity. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Interest and other income

The $13.9 million decrease in interest and other income in 2019 over the prior year is primarily due to a $12.3 million fee received in the third quarter of 2018 related to certain 2018 Kindred transactions. See “NOTE 3-CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Interest Expense

The $9.2 million increase in total interest expense in 2019 over the prior year is primarily attributable to an increase of $17.9 million due to higher debt balances and decreased capitalized interest, partially offset by a decrease of $10.7 million due to a lower effective interest rate. Our weighted average effective interest rate was 3.8% for 2019, compared to 3.9% for 2018. Capitalized interest for 2019 and 2018 was $9.0 million and $10.9 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations increased during 2019 compared to 2018, primarily due to real estate impairments and asset acquisitions, net of dispositions.

Loss on Extinguishment of Debt, Net

The loss on extinguishment of debt, net in 2019 was due primarily to the redemption and repayment of $600.0 million aggregate principal amounts then outstanding of our 4.25% senior notes due 2022. The loss on extinguishment of debt, net in 2018 was due primarily to the redemption and repayment of $1.3 billion aggregate principal amounts then outstanding of our 4.00% senior notes due 2019 and our 4.75% senior notes due 2021.

Merger-Related Expenses and Deal Costs

The $15.3 million decrease in merger-related expenses and deal costs in 2019 over the prior year was due primarily to costs associated with the 2018 transition of the management of 76 private pay seniors housing communities to Eclipse Senior Living.

Other

The $84.4 million change in other for 2019 over 2018 is primarily due to 2019 property insurance recoveries related to natural disasters in addition to 2018 impairments and expenses related to natural disasters.

Loss from Unconsolidated Entities

The $52.6 million decrease in loss from unconsolidated entities for 2019 over 2018 is primarily due to our share of improved financial results from our unconsolidated entities in 2019 and a $35.7 million impairment in 2018 relating to the carrying costs of one of our equity method investments consisting principally of SNFs.

Gain on Real Estate Dispositions

The $20.2 million decrease in gain on real estate dispositions for 2019 over 2018 is due primarily to higher disposition activity in 2018.

Income Tax Benefit

The $16.4 million increase in income tax benefit related to continuing operations for 2019 over 2018 is primarily due to a $57.6 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our taxable REIT subsidiaries in the second quarter of 2019, partially offset by the reversal of a valuation allowance on deferred interest carryforwards in the fourth quarter of 2018. The $23.3 million valuation allowance reversal recorded in 2018 was an adjustment to the provisional amount recorded in the prior year related to enactment of the Tax Cuts and Jobs Act of 2017 and was made based upon additional guidance issued by the Internal Revenue Service subsequent to enactment.
Years Ended December 31, 2018 and 2017

Our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019, contains information regarding our results of operations for the years ended December 31, 2018 and 2017 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

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

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property, including gains or losses on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan, derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income and non-cash charges related to lease terminations; (d) the financial impact of contingent consideration, severance-

related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other unusual items related to unconsolidated entities; (g) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters; and (h) net expenses or recoveries related to natural disasters.

The following table summarizes our FFO and normalized FFO for each of the five years ended December 31, 2019. The decrease in normalized FFO for the year ended December 31, 2019 over the prior year is due primarily to the $12.3 million fee received in the third quarter of 2018 related to certain 2018 Kindred transactions and 2018 loan repayments and fees.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net income attributable to common stockholders	$433,016	$409,467	$1,356,470	$649,231	$417,843
Adjustments:
Real estate depreciation and amortization	1,039,550	913,537	881,088	891,985	887,126
Real estate depreciation related to noncontrolling interests	(9,762)	(6,926)	(7,565)	(7,785)	(7,906)
Real estate depreciation related to unconsolidated entities	187	1,977	4,231	5,754	7,353
(Gain) loss on real estate dispositions related to unconsolidated entities	(1,263)	(875)	(1,057)	(439)	19
(Gain) loss on re-measurement of equity interest upon acquisition, net	—	—	(3,027)	—	176
Impairment on equity method investment	—	35,708	—	—	—
Gain on real estate dispositions related to noncontrolling interests	343	1,508	18	—	—
Gain on real estate dispositions	(26,022)	(46,247)	(717,273)	(98,203)	(18,580)
Discontinued operations:
Loss (gain) on real estate dispositions	—	—	—	1	(231)
Depreciation on real estate assets	—	—	—	—	79,608
FFO attributable to common stockholders	1,436,049	1,308,149	1,512,885	1,440,544	1,365,408
Adjustments:
Change in fair value of financial instruments	(78)	(18)	(41)	62	460
Non-cash income tax benefit	(58,918)	(18,427)	(22,387)	(34,227)	(42,384)
Effect of the 2017 Tax Act	—	(24,618)	(36,539)	—	—
Loss on extinguishment of debt, net	41,900	63,073	839	2,779	15,797
Gain on non-real estate dispositions related to unconsolidated entities	(18)	(2)	(39)	(557)	—
Merger-related expenses, deal costs and re-audit costs	18,208	38,145	14,823	28,290	152,344
Amortization of other intangibles	484	759	1,458	1,752	2,058
Other items related to unconsolidated entities	3,291	5,035	3,188	—	—
Non-cash impact of changes to equity plan	7,812	4,830	5,453	—	—
Non-cash charges related to lease terminations	—	21,299	—	—	—
Natural disaster (recoveries) expenses, net	(25,683)	63,830	11,601	—	—
Normalized FFO attributable to common stockholders	$1,423,047	$1,462,055	$1,491,241	$1,438,643	$1,493,683

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

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net income attributable to common stockholders	$433,016	$409,467	$1,356,470
Adjustments:
Interest	451,662	442,497	448,196
Loss on extinguishment of debt, net	41,900	58,254	754
Taxes (including amounts in general, administrative and professional fees)	(52,677)	(37,230)	(57,307)
Depreciation and amortization	1,045,620	919,639	887,948
Non-cash stock-based compensation expense	33,923	29,963	26,543
Merger-related expenses, deal costs and re-audit costs	15,246	33,608	12,653
Net income attributable to noncontrolling interests, adjusted for consolidated joint venture partners’ share of EBITDA	(16,396)	(10,420)	(12,975)
Loss from unconsolidated entities, adjusted for Ventas share of EBITDA from unconsolidated entities	32,462	86,278	32,219
Gain on real estate dispositions	(26,022)	(46,247)	(717,273)
Unrealized foreign currency (gains) losses	(1,061)	138	(612)
Changes in fair value of financial instruments	(104)	(54)	(61)
Gain on re-measurement of equity interest upon acquisition, net	—	—	(3,027)
Non-cash charges related to lease terminations	—	21,299	—
Natural disaster (recoveries) expenses, net	(25,981)	54,684	11,601
Adjusted EBITDA	$1,931,588	$1,961,876	$1,985,129

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

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net income attributable to common stockholders	$433,016	$409,467	$1,356,470
Adjustments:
Interest and other income	(10,984)	(24,892)	(6,034)
Interest	451,662	442,497	448,196
Depreciation and amortization	1,045,620	919,639	887,948
General, administrative and professional fees	165,996	151,982	135,490
Loss on extinguishment of debt, net	41,900	58,254	754
Merger-related expenses and deal costs	15,235	30,547	10,535
Discontinued operations	—	10	110
Other	(17,609)	66,768	20,052
Net income attributable to noncontrolling interests	6,281	6,514	4,642
Loss from unconsolidated entities	2,454	55,034	561
Income tax benefit	(56,310)	(39,953)	(59,799)
Gain on real estate dispositions	(26,022)	(46,247)	(717,273)
NOI	$2,051,239	$2,029,620	$2,081,652

See “Results of Operations” for discussions regarding both segment NOI and same-store segment NOI. We define same-store as properties owned, consolidated and operational for the full period in both comparison periods and are not otherwise excluded; provided, however, that we may include selected properties that otherwise meet the same-store criteria if they are included in substantially all of, but not a full, period for one or both of the comparison periods, and in our judgment such inclusion provides a more meaningful presentation of our portfolio performance. Same-store excludes: (i) properties sold or classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) for properties included in our office operations reportable business segment, those properties for which management has an intention to institute a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, maintain a market-competitive position and/or achieve property stabilization; and (iii) for other assets, those properties (A) that have transitioned operators or business models after the start of the prior comparison period or (B) for which an operator or business model transition has been scheduled after the start of the prior comparison period.  Newly-developed properties in the office operations and triple-net leased properties reportable business segments will be included in same-store if in service for the full period in both periods presented. To eliminate the impact of exchange rate movements, all same-store NOI measures assume constant exchange rates across comparable periods, using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average exchange rate for the current period.

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

Market Risk

We are exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and available for sale securities. These market risks result primarily from changes in LIBOR rates or prime rates. To manage these risks, we continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$8,584,056	$7,945,598	$8,218,369
Unsecured term loans	200,000	400,000	200,000
Secured revolving construction credit facility	160,492	—	—
Mortgage loans and other(1)	1,325,854	698,136	1,010,517
Variable rate:
Senior notes	231,018	—	400,000
Unsecured revolving credit facility	120,787	765,919	535,832
Unsecured term loans	385,030	500,000	700,000
Commercial paper notes	567,450	—	—
Secured revolving construction credit facility	—	90,488	2,868
Mortgage loans and other(1)	671,115	429,561	298,047
Total	$12,245,802	$10,829,702	$11,365,633
Percent of total debt:
Fixed rate:
Senior notes	70.1%	73.4%	72.3%
Unsecured term loans	1.6	3.7	1.8
Secured revolving construction credit facility	1.3	—	—
Mortgage loans and other(1)	10.8	6.4	8.9
Variable rate:
Senior notes	1.9	—	3.5
Unsecured revolving credit facility	1.0	7.1	4.7
Unsecured term loans	3.1	4.6	6.2
Commercial paper notes	4.7	—	—
Secured revolving construction credit facility	—	0.8	0.0
Mortgage loans and other(1)	5.5	4.0	2.6
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.8%	3.7%
Unsecured term loans	2.0	2.8	2.1
Secured revolving construction credit facility	4.5	—	—
Mortgage loans and other(1)	3.7	4.4	5.2
Variable rate:
Senior notes	2.5	—	2.3
Unsecured revolving credit facility	2.4	3.2	2.3
Unsecured term loans	2.9	3.3	2.3
Commercial paper notes	2.0	—	—
Secured revolving construction credit facility	—	4.1	3.1
Mortgage loans and other(1)	3.4	3.4	2.9
Total	3.5	3.7	3.6

(1)
Excludes mortgage debt of $57.4 million related to real estate assets classified as held for sale as of December 31, 2017 which was included in liabilities related to assets held for sale on our Consolidated Balance Sheet.

The variable rate debt in the table above reflects, in part, the effect of $147.8 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $505.1 million and C$119.8 million notional amount of interest rate swaps with maturities ranging from August 2020 to December 2029, in each case that effectively convert variable rate debt to fixed rate debt. See “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The increase in our outstanding variable rate debt at December 31, 2019 compared to December 31, 2018 is primarily attributable to the assumption of mortgage debt related to the LGM Acquisition and our November 2019 issuance of floating rate senior notes.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of December 31, 2019, interest expense on an annualized basis would increase by approximately $19.2 million, or $0.05 per diluted common share.

As of December 31, 2019 and 2018, our joint venture partners’ aggregate share of total debt was $228.2 million and $100.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $60.6 million and $40.8 million as of December 31, 2019 and 2018, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of December 31,
	2019	2018
	(In thousands)
Gross book value	10,270,402	$9,043,734
Fair value	10,784,441	8,926,280
Fair value reflecting change in interest rates:
-100 basis points	11,438,507	9,574,799
+100 basis points	10,196,943	8,568,149

The change in fair value of our fixed rate debt from December 31, 2018 to December 31, 2019 was due primarily to 2019 senior note issuances, net of repayments, and the assumption of mortgage debt related to the LGM Acquisition.

As of December 31, 2019 and 2018, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $710.5 million and $479.4 million, respectively. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” and “NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2019 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the year ended December 31, 2019 would decrease or increase, as applicable, by less than $0.01 per share or 0.1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

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

	As of December 31,
	2019	2018
Investment mix by asset type(1):
Seniors housing communities	62.2%	61.6%
MOBs	19.3	20.4
Research and innovation centers	8.7	8.1
Health systems	5.1	5.6
IRFs and LTACs	1.6	1.7
SNFs	0.7	0.8
Secured loans receivable and investments, net	2.4	1.8
Investment mix by tenant, operator and manager(1):
Atria	20.4%	22.1%
Sunrise	10.3	11.0
Brookdale Senior Living	7.7	8.4
Ardent	4.7	5.2
Kindred	1.0	1.1
All other	55.9	52.2

(1)	Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Years Ended December 31,
	2019	2018	2017
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	55.8%	55.3%	51.6%
Brookdale Senior Living(2)	4.7	4.3	4.7
Ardent	3.1	3.1	3.1
Kindred	3.3	3.5	4.7
All others	33.1	33.8	35.9
Adjusted EBITDA:
Senior living operations	32.5%	31.3%	28.7%
Brookdale Senior Living(2)	8.1	6.7	7.6
Ardent	5.4	5.1	5.1
Kindred	5.8	5.6	7.7
All others	48.2	51.3	50.9
NOI:
Senior living operations	31.1%	30.7%	28.5%
Brookdale Senior Living(2)	8.7	7.6	8.0
Ardent	5.8	5.7	5.3
Kindred	6.3	6.4	8.1
All others	48.1	49.6	50.1
Operations mix by geographic location(3):
California	15.9%	15.7%	15.3%
New York	8.8	8.4	8.6
Texas	6.0	6.2	5.8
Pennsylvania	4.7	4.6	4.2
Florida	4.0	4.4	4.4
All others	60.6	60.7	61.7

(1)
Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).

(2)
Results exclude two seniors housing communities in 2019 and 2018 and one seniors housing community in 2017 included in the senior living operations reportable business segment. 2018 results include the impact of a net non-cash charge of $21.3 million related to April 2018 lease extensions.

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

We derive a significant portion of our revenues by leasing assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenues directly from individual residents in our seniors housing communities that are managed by independent operators, such as Atria and Sunrise, and tenants in our office buildings. For the year ended December 31, 2019, 60.3% of our Adjusted EBITDA (including amounts in discontinued operations) was derived from our senior living operations and office operations, for which rental rates may fluctuate more frequently upon lease rollovers and renewals due to shorter term leases and changing economic or market conditions.

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

We regularly monitor and assess any changes in the relative credit risk of our significant tenants, and in particular those tenants that have recourse obligations under our triple-net leases. The ratios and metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and the industry or industries in which it operates, including without limitation the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which the tenant operates, that may vary over time. Among other things, we may (i) review and analyze information regarding the real estate, seniors housing and healthcare industries generally, publicly available information regarding the significant tenant, and information required to be provided by the tenant under the terms of its lease agreements with us, (ii) examine monthly and/or quarterly financial statements of the significant tenant to the extent publicly available or otherwise provided under the terms of our lease agreements, and (iii) participate in periodic discussions and in-person meetings with representatives of the significant tenant.  Using this information, we calculate multiple financial ratios (which may, but do not necessarily, include leverage, fixed charge coverage and tangible net worth), after making certain adjustments based on our judgment, and assess other metrics we deem relevant to an understanding of the significant tenant’s credit risk.

Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Atria and Sunrise to set appropriate resident fees, to provide accurate property-level financials results in a timely manner and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; adverse developments in Atria’s and Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed” included in Part I, Item 1A of this Annual Report on Form 10-K.

Our 34% ownership interests in Atria entitles us to customary rights and minority protections, including the right to appoint two of six members to the Atria Board of Directors.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a Material Adverse Effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a Material Adverse Effect on us. During the year ended December 31, 2019, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item IA of this Annual Report on Form 10-K.

The following table summarizes our triple-net lease expirations currently scheduled to occur over the next 10 years (excluding leases related to assets classified as held for sale as of December 31, 2019):

	Number of Properties	2019 Annual Rental Income	% of 2019 Total Triple-Net Leased Properties Segment Rental Income
	(Dollars in thousands)
2020	1	$4,425	0.6%
2021	8	6,543	0.8
2022	9	10,777	1.4
2023	6	30,506	3.9
2024	29	16,747	2.1
2025	180	315,596	40.4
2026	36	56,515	7.2
2027	3	6,857	0.9
2028	66	114,344	14.6
2029	21	25,284	3.2

Liquidity and Capital Resources

During 2019, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our commercial paper program, proceeds from asset sales and cash on hand.

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

See “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our significant financing activities.

Credit Facilities, Commercial Paper and Unsecured Term Loans

    Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875%, as of December 31, 2019. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

In January 2019, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), established an unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2019, $567.5 million was outstanding under our commercial paper program.

As of December 31, 2019, $120.8 million was outstanding under the unsecured revolving credit facility with an additional $24.0 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility in order to maintain liquidity and to support our commercial paper program. Including these internal limits, we had $2.3 billion in available liquidity under the unsecured revolving credit facility as of December 31, 2019.

As of December 31, 2019, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of December 31, 2019, we had a $400.0 million secured revolving construction credit facility with $160.5 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

As of December 31, 2019, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

Senior Notes

As of December 31, 2019, we had outstanding $7.5 billion aggregate principal amount of senior notes issued by Ventas Realty ($500.0 million of which was co-issued by Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation), approximately $75.2 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.7 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

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

The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. We were in compliance with all of these covenants at December 31, 2019.

Mortgages

At December 31, 2019 and 2018, our consolidated aggregate principal amount of mortgage debt outstanding was $2.0 billion and $1.1 billion, of which our share was $1.8 billion and $1.0 billion, respectively.

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

Dividends

In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2020.

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

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2019, we had 22 properties under development pursuant to these agreements, including four properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Equity Offerings

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). In August 2018, we replaced our expired ATM program with an identical program, under which we may sell up to an aggregate of $1.0 billion of our common stock.

In June 2019, we sold 12.7 million shares of our common stock under a registered public offering for gross proceeds of $62.75 per share. We used the majority of the net proceeds to fund our LGM Acquisition. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the LGM Acquisition.

During the year ended December 31, 2019, we sold 2.7 million shares of our common stock under our ATM program for gross proceeds of $66.75 per share. As of December 31, 2019, $822.1 million of our common stock remained available for sale under our ATM program.

For the year ended December 31, 2018, we sold no shares of our common stock under our ATM program.

Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,		(Decrease) Increase to Cash
	2019	2018	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of year	$131,464	$188,253	$(56,789)	(30.2)%
Net cash provided by operating activities	1,437,783	1,381,467	56,316	4.1
Net cash (used in) provided by investing activities	(1,585,299)	324,496	(1,909,795)	nm
Net cash provided by (used in) financing activities	160,674	(1,761,937)	1,922,611	nm
Effect of foreign currency translation	1,480	(815)	2,295	nm
Cash, cash equivalents and restricted cash at end of year	$146,102	$131,464	14,638	11.1

nm—not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $56.3 million during the year ended December 31, 2019 over the same period in 2018 due primarily to higher NOI in 2019 including the impact of property acquisitions and lease-up of new developments, partially offset by asset dispositions, and lower merger-related expenses and deal costs in 2019.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $1.9 billion during 2019 over 2018 primarily due to increased acquisition and investment activity together with decreased real estate dispositions.

Cash Flows from Financing Activities

Cash flows from financing activities increased $1.9 billion during 2019 over 2018 primarily due to the 2019 issuance of common stock and increased net borrowings in 2019.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2019:

	Total	Less than 1 year(3)	1 - 3 years(4)	3 - 5 years(5)	More than 5 years(6)
	(In thousands)
Long-term debt obligations (1) (2)	$15,591,539	$1,296,990	$2,607,408	$3,799,947	$7,887,194
Operating obligations, including ground lease obligations	803,659	28,826	90,930	38,902	645,001
Total	$16,395,198	$1,325,816	$2,698,338	$3,838,849	$8,532,195

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt based on rates as of December 31, 2019.

(3)	Includes $567.5 million of borrowings outstanding on our commercial paper program.

(4)
Includes $120.8 million of borrowings outstanding on our unsecured revolving credit facility, $160.5 million of borrowings outstanding on our secured revolving construction credit facility, $500.0 million outstanding principal amount of our 3.25% senior notes due 2022, $231.0 million outstanding principal amount of our floating rate senior notes, Series F due 2021 and $192.5 million outstanding principal amount of our 3.30% senior notes, Series C due 2022.

(5)
Includes $200.0 million of borrowings outstanding on our unsecured term loan due 2023, $400.0 million outstanding principal amount of our 3.125% senior notes due 2023, $400.0 million outstanding principal amount of our 3.10% senior notes due 2023, $211.8 million outstanding principal amount of our 2.55% senior notes, Series D due 2023, $400.0 million outstanding principal amount of our 3.50% senior notes due 2024, $400.0 million outstanding principal amount of our 3.75% senior notes due 2024, $462.0 million outstanding principal amount of our 2.80% senior notes, Series E due 2024 and $192.5 million outstanding principal amount of our 4.125% senior notes, Series B due 2024.

(6)
Includes $385.0 million of borrowings outstanding on our unsecured term loan due 2025 and $5.4 billion aggregate principal amount outstanding of our senior notes maturing between 2025 and 2049. $52.4 million aggregate principal amount outstanding of our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, at par, on October 1, 2027, and $22.8 million aggregate principal amount outstanding of our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, at par, on July 7 in each of 2023 and 2028.

As of December 31, 2019, we had $12.1 million of unrecognized tax benefits that are excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2019.

In September 2019, the Company acquired an 87% interest in 34 Canadian seniors housing communities (including five in-process developments) valued at $1.8 billion through an equity partnership with Le Groupe Maurice (“LGM”). As permitted under Securities and Exchange Commission guidelines, the Company excluded from the assessment of the effectiveness of its internal control over financial reporting as of December 31, 2019, internal control over financial reporting of the operations of these acquired assets. Total assets and total revenues related to these operations represented 0.1% and 1.7%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ventas, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended
December 31, 2019, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the probability of collection for substantially all triple-net rents

As discussed in Note 2 to the consolidated financial statements, the Company assesses the probability of collecting substantially all triple-net rents on an operator-by-operator basis. Whenever the results of that assessment, events, or changes in circumstances indicate that the Company will be unable to collect substantially all triple-net rents, the Company records a charge to rental income.

We identified the evaluation of the probability of collection for substantially all triple-net rents as a critical audit matter. The assessment is subjective and required complex auditor judgment to evaluate the various inputs and assumptions, including the financial strength of the tenant and any guarantors, and the expected operating performance of the leased property.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s evaluation of the relevant data inputs and assumptions in the collectibility assessment. To assess the financial strength of the tenant and any guarantors, we identified and evaluated the relevance, reliability, and sufficiency of the tenant and property financial information, tenant guarantees, the existence of outstanding accounts receivable, and the remaining term of the lease in the triple net collectibility assessment. We assessed the Company’s ability to estimate probability of collections by testing the reliability of the Company’s historical determinations.

Evaluation of the purchase price allocation related to buildings and improvements, land, and seniors housing in-place lease related intangibles

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company acquired approximately $2 billion of real estate during the year ended December 31, 2019. The purchase price was allocated to the real estate assets acquired, primarily buildings and improvements, land, and seniors housing in-place lease related intangibles on a relative fair value basis.

We identified the evaluation of the purchase price allocation related to buildings and improvements, land, and seniors housing in-place lease related intangibles as a critical audit matter. The recorded value of investment in real estate, specifically buildings and improvements, land, and seniors housing in-place lease related intangibles, was sensitive to changes to the inputs and assumptions in the purchase price allocation. This resulted in a higher degree of subjectivity and required complex auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s purchase price allocation over buildings and improvements, land, and seniors housing in-place lease related intangibles. We evaluated the Company’s inputs and assumptions that were used to determine relative fair value by 1) identifying and considering the relevancy, reliability, and sufficiency of the sources of data used by the Company in developing the assumptions, 2) comparing to relevant industry market data, and 3) where relevant, performing a retrospective analysis of the assumptions used in prior acquisitions. We involved valuation professionals with specialized skills and knowledge who assisted in performing an assessment of the purchase price allocation to buildings and improvements, land, and seniors housing in-place lease related intangibles, including the comparison to relevant market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Ventas, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ventas, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired an interest in certain real estate assets through an equity partnership with Le Groupe Maurice during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, the internal control over financial reporting of the operations of the acquired assets (LGM Operations). Total assets and total revenues related to LGM Operations represented 0.1% and 1.7%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of LGM Operations.

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

/s/ KPMG LLP

Chicago, Illinois February 21, 2020

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,283,929	$2,114,406
Buildings and improvements	24,380,440	22,437,243
Construction in progress	461,354	422,334
Acquired lease intangibles	1,306,152	1,502,955
Operating lease assets	385,225	—
	28,817,100	26,476,938
Accumulated depreciation and amortization	(7,088,013)	(6,383,281)
Net real estate property	21,729,087	20,093,657
Secured loans receivable and investments, net	704,612	495,869
Investments in unconsolidated real estate entities	45,022	48,378
Net real estate investments	22,478,721	20,637,904
Cash and cash equivalents	106,363	72,277
Escrow deposits and restricted cash	39,739	59,187
Goodwill	1,051,161	1,050,548
Assets held for sale	91,433	5,454
Deferred income tax assets, net	47,495	—
Other assets	877,296	759,185
Total assets	$24,692,208	$22,584,555
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,158,773	$10,733,699
Accrued interest	111,115	99,667
Operating lease liabilities	251,196	—
Accounts payable and other liabilities	1,145,700	1,086,030
Liabilities related to assets held for sale	5,463	205
Deferred income tax liabilities	200,831	205,219
Total liabilities	13,873,078	12,124,820
Redeemable OP unitholder and noncontrolling interests	273,678	188,141
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 372,811 and 356,572 shares issued at December 31, 2019 and 2018, respectively	93,185	89,125
Capital in excess of par value	14,056,453	13,076,528
Accumulated other comprehensive loss	(34,564)	(19,582)
Retained earnings (deficit)	(3,669,050)	(2,930,214)
Treasury stock, 2 and 0 shares at December 31, 2019 and 2018, respectively	(132)	—
Total Ventas stockholders’ equity	10,445,892	10,215,857
Noncontrolling interests	99,560	55,737
Total equity	10,545,452	10,271,594
Total liabilities and equity	$24,692,208	$22,584,555
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$780,898	$737,796	$840,131
Office	828,978	776,011	753,467
	1,609,876	1,513,807	1,593,598
Resident fees and services	2,151,533	2,069,477	1,843,232
Office building and other services revenue	11,156	13,416	13,677
Income from loans and investments	89,201	124,218	117,608
Interest and other income	10,984	24,892	6,034
Total revenues	3,872,750	3,745,810	3,574,149
Expenses
Interest	451,662	442,497	448,196
Depreciation and amortization	1,045,620	919,639	887,948
Property-level operating expenses:
Senior living	1,521,398	1,446,201	1,250,065
Office	260,249	243,679	233,007
Triple-net leased	26,561	—	—
	1,808,208	1,689,880	1,483,072
Office building services costs	2,319	1,418	3,391
General, administrative and professional fees	165,996	151,982	135,490
Loss on extinguishment of debt, net	41,900	58,254	754
Merger-related expenses and deal costs	15,235	30,547	10,535
Other	(17,609)	66,768	20,052
Total expenses	3,513,331	3,360,985	2,989,438
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	359,419	384,825	584,711
Loss from unconsolidated entities	(2,454)	(55,034)	(561)
Gain on real estate dispositions	26,022	46,247	717,273
Income tax benefit	56,310	39,953	59,799
Income from continuing operations	439,297	415,991	1,361,222
Discontinued operations	—	(10)	(110)
Net income	439,297	415,981	1,361,112
Net income attributable to noncontrolling interests	6,281	6,514	4,642
Net income attributable to common stockholders	$433,016	$409,467	$1,356,470
Earnings per common share
Basic:
Income from continuing operations	$1.20	$1.17	$3.83
Net income attributable to common stockholders	1.18	1.15	3.82
Diluted:
Income from continuing operations	$1.19	$1.16	$3.80
Net income attributable to common stockholders	1.17	1.14	3.78
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019		2018		2017
	(In thousands)
Net income	$439,297		$415,981		$1,361,112
Other comprehensive (loss) income:
Foreign currency translation	5,729		(9,436)		20,612
Unrealized gain (loss) on available for sale securities	11,634		14,944		(437)
Derivative instruments	(30,814)		10,030		2,239
Total other comprehensive (loss) income	(13,451)		15,538		22,414
Comprehensive income	425,846		431,519		1,383,526
Comprehensive income attributable to noncontrolling interests	7,649	—	6,514	—	4,642
Comprehensive income attributable to common stockholders	$418,197		$425,005		$1,378,884
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2019, 2018 and 2017

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interests	Total Equity
	(In thousands, except per share amounts)
Balance at January 1, 2017	$88,514	$12,917,002	$(57,534)	$(2,487,695)	$(47)	$10,460,240	$68,513	$10,528,753
Net income	—	—	—	1,356,470	—	1,356,470	4,642	1,361,112
Other comprehensive income	—	—	22,414	—	—	22,414	—	22,414
Impact of CCP Spin-Off	—	107	—	—	—	107	—	107
Net change in noncontrolling interests	—	(1,427)	—	—	—	(1,427)	(13,292)	(14,719)
Dividends to common stockholders—$3.115 per share	—	—	—	(1,109,473)	—	(1,109,473)	—	(1,109,473)
Issuance of common stock	276	72,618	—	—	553	73,447	—	73,447
Issuance of common stock for stock plans	87	21,723	—	—	796	22,606	—	22,606
Change in redeemable noncontrolling interests	—	(850)	—	—	—	(850)	6,096	5,246
Adjust redeemable OP unitholder interests to current fair value	—	253	—	—	—	253	—	253
Redemption of OP and Class C Units	84	19,845	—	—	3,207	23,136	—	23,136
Grant of restricted stock, net of forfeitures	68	23,786	—	—	(4,551)	19,303	—	19,303
Balance at December 31, 2017	89,029	13,053,057	(35,120)	(2,240,698)	(42)	10,866,226	65,959	10,932,185
Net income	—	—	—	409,467	—	409,467	6,514	415,981
Other comprehensive income	—	—	15,538	—	—	15,538	—	15,538
Net change in noncontrolling interests	—	(7,470)	—	—	—	(7,470)	(16,736)	(24,206)
Dividends to common stockholders—$3.1625 per share	—	—	—	(1,129,626)	—	(1,129,626)	—	(1,129,626)
Issuance of common stock for stock plans and other	49	11,542	—	—	1,318	12,909	—	12,909
Adjust redeemable OP unitholder interests to current fair value	—	(3,323)	—	—	—	(3,323)	—	(3,323)
Redemption of OP Units	3	(383)	—	—	252	(128)	—	(128)
Grant of restricted stock, net of forfeitures	44	23,105	—	—	(1,528)	21,621	—	21,621
Cumulative effect of change in accounting principles	—	—	—	30,643	—	30,643	—	30,643
Balance at December 31, 2018	89,125	13,076,528	(19,582)	(2,930,214)	—	10,215,857	55,737	10,271,594
Net income	—	—	—	433,016	—	433,016	6,281	439,297
Other comprehensive (loss) income	—	—	(14,819)	—	—	(14,819)	1,368	(13,451)
Net change in noncontrolling interests	—	(12,332)	—	—	—	(12,332)	36,174	23,842
Dividends to common stockholders—$3.17 per share	—	—	—	(1,172,653)	—	(1,172,653)	—	(1,172,653)
Issuance of common stock	3,829	938,509	—	—	—	942,338	—	942,338
Issuance of common stock for stock plans	152	64,581	—	—	6,587	71,320	—	71,320
Adjust redeemable OP unitholder interests to current fair value	—	(7,388)	—	—	—	(7,388)	—	(7,388)
Redemption of OP Units	1	(739)	—	—	—	(738)	—	(738)
Grant of restricted stock, net of forfeitures	78	(2,706)	—	—	(6,719)	(9,347)	—	(9,347)
Cumulative effect of change in accounting principle	—	—	(163)	801	—	638	—	638
Balance at December 31, 2019	$93,185	$14,056,453	$(34,564)	$(3,669,050)	$(132)	$10,445,892	$99,560	$10,545,452
   See accompanying notes.
VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$439,297	$415,981	$1,361,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,045,620	919,639	887,948
Amortization of deferred revenue and lease intangibles, net	(7,967)	(30,660)	(20,537)
Other non-cash amortization	22,985	18,886	16,058
Stock-based compensation	33,923	29,963	26,543
Straight-lining of rental income	(30,073)	13,396	(23,134)
Loss on extinguishment of debt, net	41,900	58,254	754
Gain on real estate dispositions	(26,022)	(46,247)	(717,273)
Gain on real estate loan investments	—	(13,202)	(124)
Income tax benefit	(58,918)	(43,026)	(63,599)
Loss from unconsolidated entities	2,464	55,034	3,588
Gain on re-measurement of equity interest upon acquisition, net	—	—	(3,027)
Distributions from unconsolidated entities	1,600	2,934	4,676
Real estate impairments related to natural disasters	—	52,510	4,616
Other	13,264	3,720	4,624
Changes in operating assets and liabilities:
Increase in other assets	(76,693)	(23,198)	(29,282)
Increase in accrued interest	9,737	4,992	11,068
Increase (decrease) in accounts payable and other liabilities	26,666	(37,509)	(35,259)
Net cash provided by operating activities	1,437,783	1,381,467	1,428,752
Cash flows from investing activities:
Net investment in real estate property	(958,125)	(265,907)	(664,684)
Investment in loans receivable	(1,258,187)	(229,534)	(748,119)
Proceeds from real estate disposals	147,855	353,792	859,874
Proceeds from loans receivable	1,017,309	911,540	101,097
Development project expenditures	(403,923)	(330,876)	(299,085)
Capital expenditures	(156,724)	(131,858)	(132,558)
Distributions from unconsolidated entities	172	57,455	6,169
Investment in unconsolidated entities	(3,855)	(47,007)	(61,220)
Insurance proceeds for property damage claims	30,179	6,891	1,419
Net cash (used in) provided by investing activities	(1,585,299)	324,496	(937,107)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(569,891)	321,463	384,783
Net change in borrowings under commercial paper program	565,524	—	—
Proceeds from debt	3,013,191	2,549,473	1,111,649
Repayment of debt	(2,623,916)	(3,465,579)	(1,369,084)
Purchase of noncontrolling interests	—	(4,724)	(15,809)
Payment of deferred financing costs	(21,403)	(20,612)	(27,297)
Issuance of common stock, net	942,085	—	73,596
Cash distribution to common stockholders	(1,157,720)	(1,127,143)	(827,285)
Cash distribution to redeemable OP unitholders	(9,218)	(7,459)	(5,677)
Cash issued for redemption of OP Units	(2,203)	(1,370)	—
Contributions from noncontrolling interests	6,282	1,883	4,402
Distributions to noncontrolling interests	(9,717)	(11,574)	(11,187)
Proceeds from stock option exercises	36,179	8,762	16,287
Other	(8,519)	(5,057)	(5,705)
Net cash provided by (used in) financing activities	160,674	(1,761,937)	(671,327)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,158	(55,974)	(179,682)
Effect of foreign currency translation	1,480	(815)	581
Cash, cash equivalents and restricted cash at beginning of year	131,464	188,253	367,354
Cash, cash equivalents and restricted cash at end of year	$146,102	$131,464	$188,253

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$410,584	$406,907	$409,890
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$1,057,138	$94,280	$425,906
Other assets	11,140	5,398	(3,716)
Debt	907,746	30,508	75,231
Other liabilities	47,121	18,086	70,878
Deferred income tax liability	95	922	(14,869)
Noncontrolling interests	113,316	2,591	4,202
Equity issued	—	30,487	—
Equity issued for redemption of OP Units	127	907	24,002
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2019, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 22 properties under development, including four properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers.

As of December 31, 2019, we leased a total of 412 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 122 properties (excluding two properties managed by Brookdale Senior Living pursuant to long-term management agreements), 11 properties and 32 properties, respectively, as of December 31, 2019.

As of December 31, 2019, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) to manage 406 seniors housing communities for us.

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

In general, the assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets:

	December 31, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$666,404	$244,934	$673,467	$238,147
Other identified VIEs	4,075,821	1,459,830	2,076,715	405,350
Tax credit VIEs	845,229	333,809	797,077	297,004

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of December 31, 2019, third party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

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

As redemption rights are outside of our control, the redeemable OP Units are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Units at the greater of cost or redemption value. As of December 31, 2019 and 2018, the fair value of the redeemable OP Units was $171.2 million and $174.6 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2019 and 2018. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

Noncontrolling Interests

Excluding the redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify those interests as a component of consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss, and comprehensive income, is allocated between the joint venture partners based on their respective stated ownership percentages. In other cases, net income or loss is allocated between the joint venture partners based on the HLBV method. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. We include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income and we include the noncontrolling interests share of comprehensive income in our Consolidated Statements of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Historic and New Markets Tax Credits

For certain of our research and innovation centers, we are party to certain contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new markets tax credits (“NMTCs”). As of December 31, 2019, we owned ten properties, including one property in development, that had syndicated HTCs or NMTCs, or both, to TCIs.

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

Accounting for Real Estate Acquisitions

When we acquire real estate, we first make reasonable judgments about whether the transaction involves an asset or a business. Our real estate acquisitions are generally accounted for as asset acquisitions as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the cost of the businesses or assets acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date.

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

In connection with an acquisition, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We generally assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable to us relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value and amortize that asset or liability to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. Where we are the lessee, we record the acquisition date values of leases, including any above or below market value, within operating lease assets and operating lease liabilities on our Consolidated Balance Sheets.

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

Impairment of Long-Lived and Intangible Assets

We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of real estate properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Financing Costs

We amortize deferred financing costs, which are reported within senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortized costs of approximately $20.2 million, $18.1 million and $18.9 million were included in interest expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Available for Sale Securities

We classify available for sale securities as a component of other assets on our Consolidated Balance Sheets (other than our interests in government-sponsored pooled loan investments, which are classified as secured loans receivable and investments, net on our Consolidated Balance Sheets). We record these securities at fair value and include unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. We report interest income, including discount or premium amortization, on available for sale securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments in our Consolidated Statements of Income.

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

We do not use our derivative financial instruments, including interest rate caps, interest rate swaps and foreign currency forward contracts, for trading or speculative purposes. Our foreign currency forward contracts and certain of our interest rate swaps (including the interest rate swap contracts of consolidated and unconsolidated joint ventures) are designated as effectively hedging the variability of expected cash flows related to their underlying securities and, therefore, also are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in accumulated other comprehensive income on our Consolidated Balance Sheets. We recognize any noncontrolling interests’ proportionate share of the changes in fair value of swap contracts of our consolidated joint ventures in noncontrolling interests on our Consolidated Balance Sheets. We recognize our proportionate share of the change in fair value of swap contracts of our unconsolidated joint ventures in accumulated other comprehensive income on our Consolidated Balance Sheets. Certain of our other interest rate swaps and rate caps were not designated as having a hedging relationship with the underlying securities and therefore do not meet the criteria for hedge accounting under GAAP. Accordingly, these interest rate swaps are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in current earnings (in other expenses) in our Consolidated Statements of Income.

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

•
Available for sale securities - We estimate the fair value of marketable debt securities using level two inputs. We observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We estimate the fair value of certain government-sponsored pooled loan investments using level three inputs. We consider credit spreads, underlying asset performance and credit quality, and default rates.

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

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and research and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2019 and 2018, this cumulative excess totaled $278.8 million and $250.0 million (net of allowances of $44.6 million, recorded under prior accounting guidance), respectively (excluding properties classified as held for sale).

Certain of our leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We assess the probability of collecting substantially all rents under our leases based on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, the type of property, the value of the underlying collateral, if any, expected future performance of the property and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all rents, we recognize a charge to rental income. If we change our conclusions regarding the probability of collecting rent payments required by a lease, we may recognize adjustments to rental income in the period we make such change in our conclusions.

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

Stock-Based Compensation

We recognize share-based payments to employees and directors, including grants of stock options and restricted stock, included in general, administrative and professional fees in our Consolidated Statements of Income generally on a straight-line basis over the requisite service period based on the grant date fair value of the award.

Gain on Sale of Assets

On January 1, 2018, we adopted the provisions of Accounting Standards Codification (“ASC”) 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). In accordance with ASC 610-20, we recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. We adopted ASC 610-20 using the modified retrospective method and recognized a cumulative effect adjustment to retained earnings of $31.2 million relating to deferred gains on sales of real estate assets in 2015.

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

Foreign Currency

Certain of our subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity, on our Consolidated Balance Sheets, and we record foreign currency transaction gains and losses in other expense in our Consolidated Statements of Income. We recognize any noncontrolling interests’ proportionate share of currency translation adjustments of our foreign consolidated joint ventures in noncontrolling interests on our Consolidated Balance Sheets.

Segment Reporting

As of December 31, 2019, 2018 and 2017, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. See “NOTE 19—SEGMENT INFORMATION.”
Recently Issued or Adopted Accounting Standards

    We adopted ASC Topic 842, Leases (“ASC 842”) on January 1, 2019, which introduced a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification.

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

Upon adoption, we recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment. We now also report revenues and expenses within our triple-net leased properties reportable business segment for real estate taxes and insurance that are escrowed and obligations of the tenants in accordance with their respective leases with us. This reporting had no impact on our net income. Resident leases within our senior living operations reportable business segment and office leases also contain service elements. We elected the practical expedient to account for our resident and office leases as a single lease component. Also, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Prior to the adoption of ASC 842, GAAP provided for the deferral and amortization of such costs over the applicable lease term. We are continuing to amortize any unamortized deferred lease costs as of December 31, 2018 over their respective lease terms.

As of January 1, 2019 we recognized operating lease assets of $361.7 million on our Consolidated Balance Sheets which includes the present value of minimum lease payments as well as certain existing above and/or below market lease intangible values associated with such leases. Also upon adoption, we recognized operating lease liabilities of $216.9 million on our Consolidated Balance Sheets. The present value of minimum lease payments was calculated on each lease using a discount rate that approximates our incremental borrowing rate primarily adjusted for the length of the individual lease terms. As of the January 1, 2019 adoption date, we utilized discount rates ranging from 6.15% to 7.60% for our ground leases.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of December 31, 2019, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 20.4%, 10.3%, 7.7%, 4.7% and 1.0%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2019). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 18.8% and 43.4% of our consolidated real estate investments were seniors housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of December 31, 2019). MOBs, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 37.8%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2019, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for each of the years ended December 31, 2019, 2018 and 2017.

Triple-Net Leased Properties

The following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Years Ended December 31,
	2019	2018	2017
Revenues(1):
Brookdale Senior Living(2)	4.7%	4.3%	4.7%
Ardent	3.1	3.1	3.1
Kindred(3)	3.3	3.5	4.6
NOI:
Brookdale Senior Living(2)	8.7%	7.6%	8.0%
Ardent	5.8	5.7	5.3
Kindred(3)	6.3	6.4	7.9

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

(2)	2018 results include the impact of a net non-cash charge of $21.3 million related to April 2018 lease extensions.

(3)	2017 results include amounts related to 36 SNFs that were sold during 2017.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the years ended December 31, 2019, 2018 and 2017. If Brookdale
Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

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

The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments and reserves where applicable, for all of our consolidated triple-net and office building leases as of December 31, 2019 (excluding properties classified as held for sale as of December 31, 2019):

	Brookdale Senior Living	Ardent	Kindred	Other	Total
	(In thousands)
2020	$184,141	$122,348	$130,790	$891,141	$1,328,420
2021	183,774	122,348	130,786	829,610	1,266,518
2022	183,398	122,348	130,790	743,575	1,180,111
2023	183,000	122,348	110,365	680,422	1,096,135
2024	182,600	122,348	100,153	627,798	1,032,899
Thereafter	182,189	1,292,096	40,358	2,633,754	4,148,397
Total	$1,099,102	$1,903,836	$643,242	$6,406,300	$10,052,480

Senior Living Operations

As of December 31, 2019, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 260 of our 401 consolidated seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equity ownership or any adverse developments in their businesses or financial condition could have a Material Adverse Effect on us.

Brookdale Senior Living, Kindred, Atria, Sunrise and Ardent Information

Brookdale Senior Living is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Kindred is not currently subject to the reporting requirements of the SEC, but was subject to such reporting requirements prior to the closing of the Go Private Transactions in July 2018. The information related to Brookdale Senior Living and Kindred contained or referred to in this Annual Report on Form 10-K has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information, or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.

Kindred, Atria, Sunrise and Ardent are not currently subject to the reporting requirements of the SEC. The information related to Kindred, Atria, Sunrise and Ardent contained or referred to in this Annual Report on Form 10-K has been derived from publicly available information or was provided to us by Kindred, Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

The following summarizes our acquisition and development activities during 2019, 2018 and 2017. We acquire and invest in seniors housing, research and innovation and healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.

2019 Acquisitions

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

During the year ended December 31, 2019, we also acquired two properties reported within our office operations reportable business segment (one research and innovation center and one MOB), two seniors housing communities reported within our senior living operations reportable business segment and one vacant land parcel for an aggregate purchase price of $237.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DISPOSITIONS
2019 Activity

During the year ended December 31, 2019, we sold ten triple-net leased properties, eight MOBs, six seniors housing assets and our leasehold interest in one vacant land parcel for aggregate consideration of $147.5 million, and we recognized a gain on the sales of these assets of $26.0 million.

2018 Activity

During 2018, we sold seven seniors housing communities included in our senior living operations reportable business segment, five triple-net leased properties, 11 MOBs and two vacant land parcels for aggregate consideration of $348.6 million. We recognized a gain on the sales of these assets of $46.2 million for the year ended December 31, 2018.

2017 Activity

During the year ended December 31, 2017, we sold 53 triple-net leased properties, five MOBs and certain vacant land parcels for aggregate consideration of $870.8 million, and we recognized a gain on the sale of these assets of $717.3 million.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of December 31, 2019 and 2018, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets:

	December 31, 2019			December 31, 2018
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Triple-net leased properties	8	$62,098	$1,623	1	$5,482	$40
Office operations (1)	1	5,177	499	—	160	152
Senior living operations (1)	6	24,158	3,341	—	(188)	13
Total	15	$91,433	$5,463	1	$5,454	$205

(1)	Balances relate to anticipated post-closing settlements of working capital.

In March 2018, five MOBs no longer met the criteria as being classified as held for sale. As a result, we adjusted the carrying amount of these assets by recognizing depreciation expense of $5.7 million and classified these assets within net real estate investments on our Consolidated Balance Sheets for all periods presented.

Real Estate Impairment

We recognized impairments of $133.6 million, $29.5 million and $32.9 million for the years ended December 31, 2019, 2018 and 2017 respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognized an impairment in the periods in which our change in intent was made.

Additionally, we recognized impairments of $52.5 million and $4.6 million for the years ended December 31, 2018 and 2017, respectively, as a result of natural disasters which are recorded as a component of other in our Consolidated Statements of Income. There were no impairments recorded as a result of natural disasters for the year ended December 31, 2019. We believe there is insurance coverage to mitigate these events. However, there can be no assurance regarding the amount or timing of any future recoveries. Such recoveries will be recognized when collection is deemed probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of December 31, 2019 and 2018, we had $1.0 billion and $756.5 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of December 31, 2019:
Secured/mortgage loans and other, net	$645,546	$645,546	$646,925	$—
Government-sponsored pooled loan investments, net(1)	59,066	52,178	59,066	6,888
Total investments reported as secured loans receivable and investments, net	704,612	697,724	705,991	6,888
Non-mortgage loans receivable, net	63,724	63,724	63,538	—
Marketable debt securities (2)	237,360	213,062	237,360	24,298
Total loans receivable and investments, net	$1,005,696	$974,510	$1,006,889	$31,186

As of December 31, 2018:
Secured/mortgage loans and other, net	$439,491	$439,491	$425,290	$—
Government-sponsored pooled loan investments, net(3)	56,378	49,601	56,378	6,777
Total investments reported as secured loans receivable and investments, net	495,869	489,092	481,668	6,777
Non-mortgage loans receivable, net	54,164	54,164	54,081	—
Marketable debt securities (4)	206,442	197,473	206,442	8,969
Total loans receivable and investments, net	$756,475	$740,729	$742,191	$15,746

(1)	As of December 31, 2019, investments in government-sponsored pool loans have contractual maturity dates in 2021 and 2023.

(2)	As of December 31, 2019, investments in marketable debt securities have contractual maturity dates in 2024 and 2026.

(3)	As of December 31, 2018, investments in government-sponsored pooled loans have contractual maturity dates in 2023.

(4)	As of December 31, 2018, investments in marketable debt securities have contractual maturity dates in 2026.

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

In June 2019, we provided new secured debt financing of $490 million to certain subsidiaries of Colony Capital, Inc. The London Inter-bank Offered Rate (“LIBOR”) based debt financing has a five-year term (inclusive of three one-year extension options). In connection with this transaction, our previous secured loan to certain subsidiaries of Colony Capital, Inc. of $282 million was paid in full and we recognized a gain of $0.5 million in income from loans and investments in our Consolidated Statements of Income.

In July 2019, we closed the first phase of the LGM Acquisition by funding C$947 million (US $723 million) to LGM as a bridge loan to enable LGM to buy out its former partner. The bridge loan and all outstanding interest was fully repaid in September 2019 upon the closing of the LGM Acquisition. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We provide various services to our unconsolidated real estate joint venture entities in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $3.4 million, $5.8 million and $6.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.

In March 2018, we recognized an impairment charge of $35.7 million relating to one of our equity investments in an unconsolidated real estate joint venture consisting principally of SNFs, which is recorded in loss from unconsolidated entities in our Consolidated Statements of Income. We completed the sale of our 25% interest to our joint venture partner in July 2018 and received $57.5 million at closing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INTANGIBLES

The following is a summary of our intangibles:

	As of December 31, 2019		As of December 31, 2018
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$145,891	6.9	$181,393	6.7
In-place and other lease intangibles	1,160,261	10.6	1,321,562	24.7
Goodwill	1,051,161	N/A	1,050,548	N/A
Other intangibles	35,837	10.9	35,759	11.8
Accumulated amortization	(920,742)	N/A	(921,107)	N/A
Net intangible assets	$1,472,408	10.2	$1,668,155	22.9
Intangible liabilities:
Below market lease intangibles	$349,357	14.5	$356,771	14.4
Other lease intangibles	13,498	N/A	31,418	46.5
Accumulated amortization	(203,834)	N/A	(191,909)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$162,589	14.5	$199,848	17.2

N/A—Not Applicable

Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. The change in other lease intangible assets and liabilities is due to the presentation of ground lease intangibles within operating lease assets on our Consolidated Balance Sheets beginning January 1, 2019. See “NOTE 2—ACCOUNTING POLICIES.” For the years ended December 31, 2019, 2018 and 2017, our net amortization related to these intangibles was $59.2 million, $49.2 million and $67.2 million, respectively. The following is a summary of the estimated net amortization related to these intangibles for each of the next five years:

Estimated Net Amortization
(In thousands)
2020	$53,988
2021	46,651
2022	39,315
2023	36,107
2024	28,622

The table below reflects the carrying amount of goodwill, by segment, as of December 31, 2019:

Goodwill
(In thousands)
Triple-net leased properties	$321,781
Senior living operations	259,482
Office operations	469,898
Total goodwill	$1,051,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—OTHER ASSETS

The following is a summary of our other assets:

	As of December 31,
	2019	2018
	(In thousands)
Straight-line rent receivables	$278,833	$250,023
Non-mortgage loans receivable, net	63,724	54,164
Marketable debt securities	237,360	206,442
Other intangibles, net	5,149	5,623
Investment in unconsolidated operating entities	59,301	56,820
Other	232,929	186,113
Total other assets	$877,296	$759,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt:

	As of December 31,
	2019	2018
	(In thousands)
Unsecured revolving credit facility (1)	$120,787	$765,919
Commercial paper notes	567,450	—
Secured revolving construction credit facility due 2022	160,492	90,488
3.00% Senior Notes, Series A due 2019 (2)	—	293,319
2.70% Senior Notes due 2020	—	500,000
Floating Rate Senior Notes, Series F due 2021 (2)	231,018	—
4.25% Senior Notes due 2022	—	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.30% Senior Notes, Series C due 2022 (2)	192,515	183,325
Unsecured term loan due 2023	200,000	300,000
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	211,767	201,657
Unsecured term loan due 2024	—	600,000
3.50% Senior Notes due 2024	400,000	—
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	192,515	183,324
2.80% Senior Notes, Series E due 2024 (2)	462,036	—
Unsecured term loan due 2025 (2)	385,030	—
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	—
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,823	22,823
5.45% Senior Notes due 2043	—	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	—
Mortgage loans and other	1,996,969	1,127,697
Total	12,245,802	10,829,702
Deferred financing costs, net	(79,939)	(69,615)
Unamortized fair value adjustment	20,056	(1,163)
Unamortized discounts	(27,146)	(25,225)
Senior notes payable and other debt	$12,158,773	$10,733,699

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
As of December 31, 2019 and 2018, respectively, $26.2 million and $23.1 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $27.6 million and $27.8 million were denominated in British pounds as of December 31, 2019 and 2018, respectively.

(2)	Canadian Dollar debt obligations shown in US Dollars.

Credit Facilities, Commercial Paper and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875%, as of December 31, 2019. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

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

In January 2019, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), established an unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2019, $567.5 million was outstanding under our commercial paper program.

As of December 31, 2019, $120.8 million was outstanding under the unsecured revolving credit facility with an additional $24.0 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility in order to maintain liquidity and to support our commercial paper program. Including these internal limits, we had $2.3 billion in available liquidity under the unsecured revolving credit facility as of December 31, 2019.

In June 2019, we repaid $100.0 million of the balance outstanding on the $300.0 million unsecured term loan that matures in 2023 and repaid in full the $600.0 million unsecured term loan that was set to mature in 2024 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $3.2 million during the second quarter of 2019. We originally entered into this $900.0 million unsecured term loan facility in June 2018, which replaced and repaid in full our previous $900.0 million unsecured term loan due 2020.

As of December 31, 2019, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of December 31, 2019, we had a $400.0 million secured revolving construction credit facility with $160.5 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

In September 2019, we entered into a new C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

Senior Notes

As of December 31, 2019, we had outstanding $7.5 billion aggregate principal amount of senior notes issued by Ventas Realty ($500.0 million of which was co-issued by Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation), approximately $75.2 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.7 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2019 Activity

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

In July 2019, in connection with an announced cash tender offer for such notes, we tendered $397.1 million principal amount then outstanding of our 2.70% senior notes due 2020 for a tender offer consideration of 100.37% of par value, plus accrued and unpaid interest to the payment date. In August 2019, we repaid the remaining balance then outstanding of our 2.70% senior notes due 2020 of $102.9 million. As a result of the redemption and repayment, we recognized a total loss on extinguishment of debt of $2.4 million.

In August 2019, Ventas Realty issued and sold $650.0 million aggregate principal amount of 3.00% senior notes due 2030 at a public offering price equal to 99.51% of par.

In August 2019, in connection with an announced cash tender offer for such notes, we tendered $395.7 million principal amount then outstanding of our 4.25% senior notes due 2022 for a tender offer consideration of 105.46% of par value, plus accrued and unpaid interest to the payment date. In September 2019, we repaid the remaining balance then outstanding of our 4.25% senior notes due 2022 of $204.3 million. As a result of the redemption and repayment, we recognized a loss on extinguishment of debt of $35.9 million.

In September 2019, we repaid in full, at par, C$400.0 million principal amount then outstanding of our 3.00% senior notes, Series A due 2019 upon maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2019, Ventas Canada issued and sold C$600 million aggregate principal amount of 2.80% senior notes, Series E due 2024 and C$300 million aggregate principal amount of floating rate senior notes, Series F due 2021, at a public offering price equal to 99.99% and 100.00%, respectively, of par.

2018 Activity

In February 2018, we repaid in full, at par, $700.0 million aggregate principal amount then outstanding of our 2.00% senior notes due February 2018 upon maturity.

In February 2018, Ventas Realty issued and sold $650.0 million aggregate principal amount of 4.00% senior notes due 2028 at a public offering price equal to 99.23% of par.

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

In August 2018, Ventas Realty issued and sold $750.0 million aggregate principal amount of 4.40% senior notes due 2029 at a public offering price equal to 99.95% of par.

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

Mortgages

At December 31, 2019, we had 89 mortgage loans outstanding in the aggregate principal amount of $2.0 billion and secured by 84 of our properties. Of these loans, 67 loans in the aggregate principal amount of $1.3 billion bear interest at fixed rates ranging from 2.0% to 13.0% per annum, and 22 loans in the aggregate principal amount of $671.1 million bear interest at variable rates ranging from 1.2% to 4.4% per annum as of December 31, 2019. At December 31, 2019, the weighted average annual rate on our fixed rate mortgage loans was 3.7%, and the weighted average annual rate on our variable rate mortgage loans was 3.4%. Our mortgage loans had a weighted average maturity of 4.2 years as of December 31, 2019.

During the years ended December 31, 2019 and 2018, we repaid in full mortgage loans in the aggregate principal amount of $97.7 million and $485.7 million, respectively.

In September 2019, we assumed C$1.2 billion mortgage debt (included in the $2.0 billion above), including a fair value premium of C$16.6 million, in connection with the LGM Acquisition. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scheduled Maturities of Borrowing Arrangements and Other Provisions

The following summarizes the maturities of our senior notes payable and other debt as of December 31, 2019:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2020	$276,653	$567,450	$40,291	$884,394
2021	361,046	120,787	38,954	520,787
2022	1,269,661	—	33,163	1,302,824
2023	1,602,104	—	19,409	1,621,513
2024	1,571,967	—	13,058	1,585,025
Thereafter	6,243,430	—	87,829	6,331,259
Total maturities	$11,324,861	$688,237	$232,704	$12,245,802

(1)
As of December 31, 2019, we had $581.9 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $106.4 million of unrestricted cash and cash equivalents.

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

As of December 31, 2019, we were in compliance with all of these covenants.

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

As of December 31, 2019, our variable rate debt obligations of $2.0 billion reflect, in part, the effect of $147.8 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022 that effectively convert fixed rate debt to variable rate debt. As of December 31, 2019, our fixed rate debt obligations of $10.3 billion reflect, in part, the effect of $505.1 million and C$119.8 million notional amount of interest rate swaps with maturities ranging from August 2020 to December 2029, in each case that effectively convert variable rate debt to fixed rate debt.

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$106,363	$106,363	$72,277	$72,277
Escrow deposits and restricted cash	39,739	39,739	59,187	59,187
Secured mortgage loans and other, net	645,546	646,925	439,491	425,290
Non-mortgage loans receivable, net	63,724	63,538	54,164	54,081
Marketable debt securities	237,360	237,360	206,442	206,442
Government-sponsored pooled loan investments, net	59,066	59,066	56,378	56,378
Derivative instruments	738	738	6,012	6,012
Liabilities:
Senior notes payable and other debt, gross	12,245,802	12,778,758	10,829,702	10,617,074
Derivative instruments	12,987	12,987	4,561	4,561
Redeemable OP Units	171,178	171,178	174,552	174,552

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

During the year ended December 31, 2019, we were permitted to issue shares and grant options, restricted stock and restricted stock units only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan and the 2012 Incentive Plan. The 2006 Incentive Plan and the 2006 Stock Plan for Directors (collectively, the “2006 Plans”) expired on December 31, 2012, and no additional grants were permitted under those Plans after that date.

The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2019 were as follows:

•
Executive Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 0.6 million shares were available for future issuance as of December 31, 2019.

•
Nonemployee Directors’ Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 0.4 million shares were available for future issuance as of December 31, 2019.

•
2012 Incentive Plan—10.5 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2012 that were or are subsequently forfeited or expire unexercised) were reserved initially for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

grants or issuance to employees and non-employee directors, and 3.0 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2019 that were or are subsequently forfeited or expire unexercised) were available for future issuance as of December 31, 2019.

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

Stock Options

The following is a summary of stock option activity in 2019:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2018	4,783	$59.20
Options granted	—	—
Options exercised	(700)	51.68
Options forfeited	(6)	60.50
Options expired	—	—
Outstanding as of December 31, 2019	4,077	60.49	5.7	$7,379
Exercisable as of December 31, 2019	4,014	60.49	5.7	$7,415

Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods, with charges recorded in general, administrative and professional fees. Compensation costs related to stock options for the years ended December 31, 2019, 2018 and 2017 were $0.3 million, $2.6 million and $4.8 million, respectively.

Aggregate proceeds received from options exercised under the Plans for the years ended December 31, 2019, 2018 and 2017 were $36.1 million, $8.8 million and $16.3 million, respectively. The total intrinsic value at exercise of options exercised during the years ended December 31, 2019, 2018 and 2017 was $12.3 million, $3.1 million and $7.0 million, respectively. There was no deferred income tax benefit for stock options exercised.

Restricted Stock and Restricted Stock Units

We recognize the fair value of shares of restricted stock and restricted stock units on the grant date of the award as stock-based compensation expense over the requisite service period, with charges to general, administrative and professional fees of $33.6 million, $27.3 million and $21.7 million in 2019, 2018 and 2017, respectively. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events.

A summary of the status of our non-vested restricted stock and restricted stock units, including performance-based awards, as of December 31, 2019, and changes during the year ended December 31, 2019 follows:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value	Restricted Stock Units (000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	276	$53.64	628	$57.70
Granted	143	62.69	304	59.85
Vested	(149)	54.20	(371)	60.73
Forfeited	(22)	57.24	(22)	53.69
Nonvested at December 31, 2019	248	58.21	539	56.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, we had $15.1 million of unrecognized compensation cost related to non-vested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 1.66 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2019, 2018 and 2017 was $31.6 million, $15.5 million and $16.6 million, respectively.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 3.0 million shares for issuance under the ESPP. As of December 31, 2019, 0.1 million shares had been purchased under the ESPP and 2.9 million shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2019, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2019, 2018 and 2017, our aggregate contributions were approximately $1.5 million, $1.5 million and $1.4 million, respectively.

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

Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. Our tax treatment of distributions per common share was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Tax treatment of distributions:
Ordinary income	$—	$—	$1.02814
Qualified ordinary income	0.12230	0.00375	0.00337
199A qualified business income	2.22898	2.97465	—
Long-term capital gain	—	0.05916	1.07836
Unrecaptured Section 1250 gain	0.03434	0.12244	0.21513
Non-dividend distribution	0.78438	—	—
Distribution reported for 1099-DIV purposes	3.17000	3.16000	2.32500
Add: Dividend declared in current year and taxable in following year	0.79250	0.79250	0.79000
Less: Dividend declared in prior year and taxable in current year	(0.79250)	(0.79000)	—
Distribution declared per common share outstanding	$3.17000	$3.16250	$3.11500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2019, 2018 and 2017. Our consolidated benefit for income taxes was as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current - Federal	$(1,840)	$(2,953)	$(5,672)
Current - State	2,118	1,332	1,119
Deferred - Federal	(49,532)	(32,492)	(54,396)
Deferred - State	(3,353)	(825)	3,237
Current - Foreign	2,335	1,892	2,307
Deferred - Foreign	(6,038)	(6,907)	(6,394)
Total	$(56,310)	$(39,953)	$(59,799)

The 2019 income tax benefit is primarily due to the $57.7 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities. During the second quarter of 2019, we concluded it was “more-likely than-not” that these deferred tax assets (primarily US federal NOL carryforwards which begin to expire in 2031) would be realized. This conclusion was based on recently sustained profitability and recent upward revisions to estimates of future taxable income for these TRS entities. The 2018 income tax benefit is primarily due to the reversal of a $23.2 million valuation allowance on deferred interest carryforwards and tax losses of certain TRS entities. The $23.2 million valuation allowance reversal was an adjustment to the provisional amount recorded in the prior year related to enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) and was made based upon additional guidance issued by the IRS subsequent to enactment of the 2017 Tax Act. The 2017 income tax benefit is primarily due to accounting for the 2017 Tax Act, specifically a $64.5 million benefit from the reduced U.S. federal corporate tax rate on net deferred tax liabilities and an offsetting expense of $23.3 million to establish the valuation allowance on deferred interest carryforwards (subsequently reversed in 2018), losses of certain TRS entities and the release of a tax reserve.

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the year ended December 31, 2019, their income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2019, 2018 and 2017, to the income tax benefit is as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$77,803	$80,811	$204,742
State income taxes, net of federal benefit	2,341	(253)	(1,115)
Change in valuation allowance from ordinary operations	(47,227)	(5,451)	8,237
Decrease in ASC 740 income tax liability	—	(4,347)	(4,750)
Tax at statutory rate on earnings not subject to federal income taxes	(90,862)	(89,947)	(231,379)
Foreign rate differential and foreign taxes	1,407	1,924	6,407
Change in tax status of TRS	(52)	359	(690)
Effect of the 2017 Tax Act	—	(23,160)	(41,212)
Other differences	280	111	(39)
Income tax benefit	$(56,310)	$(39,953)	$(59,799)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities are summarized as follows:

	As of December 31,
	2019	2018	2017
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(257,373)	$(269,758)	$(300,395)
Operating loss and interest deduction carryforwards	136,771	133,243	146,732
Expense accruals and other	7,380	11,910	12,890
Valuation allowance	(40,114)	(80,614)	(109,319)
Net deferred tax liabilities	$(153,336)	$(205,219)	$(250,092)

We established beginning net deferred tax assets and liabilities related to temporary differences between the financial reporting and the tax bases of assets acquired and liabilities assumed (primarily property, intangible and related assets, net of NOL carryforwards) in connection with the following acquisitions:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Research and innovation acquisition	$—	$—	$19,262
Miscellaneous acquisitions	—	(922)	(4,510)
Established beginning deferred tax assets or liabilities	$—	$(922)	$14,752

Our net deferred tax liability decreased $51.9 million during 2019 primarily due to the $57.7 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities. Our net deferred tax liability decreased $44.8 million during 2018 primarily due to accounting for IRS guidance issued subsequent to the enactment of the 2017 Tax Act, specifically a $23.2 million benefit for the reversal of a valuation allowance on deferred interest carryforwards, and tax losses of certain TRS entities. Our net deferred tax liability decreased $66.5 million during 2017 primarily due to accounting for the 2017 Tax Act, specifically a $64.5 million benefit from the reduced U.S. federal corporate tax rate on net deferred tax liabilities and an offsetting expense of $23.3 million to establish a provisional adjustment on deferred interest carryforwards, the impact of TRS operating losses, currency translation adjustments, and purchase accounting adjustments.

Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to certain TRSs.  The amounts related to NOLs at the TRS entities for 2019, 2018 and 2017 are $21.2 million, $55.1 million and $67.1 million, respectively.

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

At December 31, 2019, 2018 and 2017, the REIT had NOL carryforwards of $858.6 million, $910.7 million and $973.4 million, respectively. Additionally, the REIT has $12.6 million of federal income tax credits that were carried over from acquisitions. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Certain NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The remaining REIT carryforwards begin to expire in 2020.

For the years ended December 31, 2019 and 2018, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $3.5 billion and $3.8 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2016 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2015 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2015 and subsequent years. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to entities acquired in 2014 from Holiday Retirement. We are subject to audit in the United Kingdom generally for the periods ended in and subsequent to 2018.

The following table summarizes the activity related to our unrecognized tax benefits:

	2019	2018
	(In thousands)
Balance as of January 1	$12,344	$16,765
Additions to tax positions related to prior years	178	207
Subtractions to tax positions related to prior years	(395)	(1,720)
Subtractions to tax positions as a result of the lapse of the statute of limitations	—	(2,908)
Balance as of December 31	$12,127	$12,344

Included in these unrecognized tax benefits of $12.1 million and $12.3 million at December 31, 2019 and 2018, respectively, were $10.7 million and $10.6 million of tax benefits at December 31, 2019 and 2018, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued no interest or penalties related to the unrecognized tax benefits during 2019. We do not expect our unrecognized tax benefits to increase or decrease materially in 2020.

As a part of the transfer pricing structure in the normal course of business, the REIT enters into transactions with certain TRSs, such as leasing transactions, other capital financing and allocation of general and administrative costs, which transactions are intended to comply with Internal Revenue Service and foreign tax authority transfer pricing rules.

Subsequent Event

In the first quarter of 2020, we completed an internal restructuring of certain US taxable REIT subsidiaries.  As a result, we expect to record a $152 million tax benefit from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in this tax-free transaction.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operating Leases

We lease real property, primarily land and corporate office space, and equipment, primarily vehicles at our seniors housing communities. At inception, we establish an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value. Incremental borrowing rates are adjusted for the length of the individual lease term. The weighted average discount rate and remaining lease term of our leases as of December 31, 2019 are 7.25% and 41.8 years, respectively. Operating lease assets and liabilities are not recognized for leases with an initial term of 12 months or less.

Our lease expense primarily consists of ground and corporate office leases. Ground lease expense is included in interest expense and corporate office lease expense is included in general, administrative and professional fees in the Company's Consolidated Statements of Income. For the years ended December 31, 2019 and 2018 we recognized $32.6 million and $32.3 million of expense relating to our leases. For the years ended December 31, 2019 and 2018, cash paid for leases was $25.8 million and $26.7 million, respectively as reported within operating cash outflows in our Consolidated Statements of Cash Flows.

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2019 (in thousands):

2020	$24,395
2021(1)	56,948
2022(1)	28,023
2023	19,322
2024	18,398
Thereafter	644,996
Total undiscounted minimum lease payments	792,082
Less: imputed interest	(540,886)
Operating lease liabilities	$251,196

(1)	Obligations include payment of ground rent upon substantial completion of in progress research and innovation developments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$439,297	$415,991	$1,361,222
Discontinued operations	—	(10)	(110)
Net income	439,297	415,981	1,361,112
Net income attributable to noncontrolling interests	6,281	6,514	4,642
Net income attributable to common stockholders	$433,016	$409,467	$1,356,470
Denominator:
Denominator for basic earnings per share—weighted average shares	365,977	356,265	355,326
Effect of dilutive securities:
Stock options	391	174	494
Restricted stock awards	527	331	265
OP unitholder interests	2,991	2,531	2,481
Denominator for diluted earnings per share—adjusted weighted average shares	369,886	359,301	358,566
Basic earnings per share:
Income from continuing operations	$1.20	$1.17	$3.83
Net income attributable to common stockholders	1.18	1.15	3.82
Diluted earnings per share:
Income from continuing operations	$1.19	$1.16	$3.80
Net income attributable to common stockholders	1.17	1.14	3.78

There were 1.1 million, 3.5 million and 3.0 million anti-dilutive options outstanding for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 16—PERMANENT AND TEMPORARY EQUITY

Capital Stock

From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”). During the year ended December 31, 2019, we sold 2.7 million shares of our common stock under our ATM program for gross proceeds of $66.75 per share. As of December 31, 2019, $822.1 million of our common stock remained available for sale under our ATM program.

In June 2019, we sold 12.7 million shares of our common stock under a registered public offering for gross proceeds of $62.75 per share. We used the majority of the net proceeds to fund our LGM Acquisition. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY” and “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” for additional information regarding the LGM Acquisition.

During the year ended December 31, 2018, we sold no shares of common stock under our ATM program.

During the year ended December 31, 2017, we issued and sold 1.1 million shares of common stock under our previous ATM program.

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

We have the right to buy the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we may defer payment of the purchase price for the excess shares for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. As of December 31, 2019, there were no shares in the trust.

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss:

	As of December 31,
	2019	2018
	(In thousands)
Foreign currency translation	$(51,743)	$(55,016)
Available for sale securities	27,380	15,746
Derivative instruments	(10,201)	19,688
Total accumulated other comprehensive loss	$(34,564)	$(19,582)

Redeemable OP Unitholder and Noncontrolling Interests

The following is a rollforward of our redeemable OP unitholder and noncontrolling interests for 2019:

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
	(In thousands)
Balance as of December 31, 2018	$174,552	$13,589	$188,141
New issuances (1)	—	81,181	81,181
Change in valuation	7,389	7,730	15,119
Distributions and other	(9,298)	—	(9,298)
Redemptions	(1,465)	—	(1,465)
Balance as of December 31, 2019	$171,178	$102,500	$273,678

(1)	Includes the redeemable portion of LGM's interest in certain seniors housing communities acquired in September 2019.

NOTE 17—RELATED PARTY TRANSACTIONS

Atria provides comprehensive property management and accounting services with respect to our seniors housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements.
For the years ended December 31, 2019, 2018 and 2017, we incurred fees to Atria of $62.1 million, $60.1 million and $59.7 million respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income.

Our 34% ownership interest in Atria entitles us to customary rights and minority protections, as well as the right to appoint two of six members on the Atria Board of Directors.

As of December 31, 2019, we leased 10 hospital campuses to Ardent pursuant to a single, triple-net master lease agreement. For the years ended December 31, 2019, 2018 and 2017, we recognized rental income from Ardent of $118.8 million, $114.8 million and $110.8 million, respectively, relating to the Ardent master lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our 9.8% ownership interest in Ardent entitles us to customary rights and minority protections, as well as the right to appoint one of 11 members on the Ardent Board of Directors.

In January 2018, we transitioned the management of 76 private pay seniors housing communities to ESL. These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”) under triple-net leases, are now operated by ESL under a management contract with us and are included in the senior living operations reportable business segment. Upon termination of our lease with Elmcroft, we derecognized our accumulated straight-line receivable balance and offsetting reserve of $75.2 million. For the years ended December 31, 2019 and 2018, we incurred $8.2 million and $23.6 million respectively of transaction and integration costs relating to this transaction, net of property-level net assets assumed for no consideration, included in merger-related expenses and deal costs in our Consolidated Statements of Income.

In January 2018, we acquired a 34% ownership interest in ESL which entitles us to customary rights and minority protections, as well as the right to appoint two of six members to the ESL Board of Directors. ESL management owns the 66% controlling interest.

ESL provides comprehensive property management and accounting services with respect to our seniors housing communities that ESL operates, for which we pay annual management fees pursuant to a management agreement.  For the years ended December 31, 2019 and 2018, we incurred fees to ESL of $14.6 million and $12.9 million, respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income.

NOTE 18—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited consolidated quarterly information is provided below:

	For the Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$942,874	$950,717	$983,155	$996,004

Income from continuing operations	$127,588	$211,898	$86,918	$12,893
Net income	127,588	211,898	86,918	12,893
Net income attributable to noncontrolling interests	1,803	1,369	1,659	1,450
Net income attributable to common stockholders	$125,785	$210,529	$85,259	$11,443
Basic earnings per share:
Income from continuing operations	$0.36	$0.59	$0.23	$0.03
Net income attributable to common stockholders	0.35	0.58	0.23	0.03
Diluted earnings per share:
Income from continuing operations	$0.35	$0.58	$0.23	$0.03
Net income attributable to common stockholders	0.35	0.58	0.23	0.03

Dividends declared per common share	$0.7925	$0.7925	$0.7925	$0.7925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$943,705	$942,304	$936,538	$923,263

Income from continuing operations	$80,108	$169,300	$103,281	$63,302
Discontinued operations	(10)	—	—	—
Net income	80,098	169,300	103,281	63,302
Net income attributable to noncontrolling interests	1,395	2,781	1,309	1,029
Net income attributable to common stockholders	$78,703	$166,519	$101,972	$62,273
Basic earnings per share:
Income from continuing operations	$0.22	$0.48	$0.29	$0.18
Net income attributable to common stockholders	0.22	0.47	0.29	0.17
Diluted earnings per share:
Income from continuing operations	$0.22	$0.47	$0.29	$0.18
Net income attributable to common stockholders	0.22	0.46	0.28	0.17

Dividends declared per common share	$0.79	$0.79	$0.79	$0.7925

NOTE 19—SEGMENT INFORMATION

As of December 31, 2019, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary information by reportable business segment is as follows:

	For the Year Ended December 31, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$780,898	$—	$828,978	$—	$1,609,876
Resident fees and services	—	2,151,533	—	—	2,151,533
Office building and other services revenue	—	—	7,747	3,409	11,156
Income from loans and investments	—	—	—	89,201	89,201
Interest and other income	—	—	—	10,984	10,984
Total revenues	$780,898	$2,151,533	$836,725	$103,594	$3,872,750

Total revenues	$780,898	$2,151,533	$836,725	$103,594	$3,872,750
Less:
Interest and other income	—	—	—	10,984	10,984
Property-level operating expenses	26,561	1,521,398	260,249	—	1,808,208
Office building services costs	—	—	2,319	—	2,319
Segment NOI	$754,337	$630,135	$574,157	$92,610	2,051,239
Interest and other income					10,984
Interest expense					(451,662)
Depreciation and amortization					(1,045,620)
General, administrative and professional fees					(165,996)
Loss on extinguishment of debt, net					(41,900)
Merger-related expenses and deal costs					(15,235)
Other					17,609
Loss from unconsolidated entities					(2,454)
Gain on real estate dispositions					26,022
Income tax benefit					56,310
Income from continuing operations					439,297
Discontinued operations					—
Net income					439,297
Net income attributable to noncontrolling interests					6,281
Net income attributable to common stockholders					$433,016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$737,796	$—	$776,011	$—	$1,513,807
Resident fees and services	—	2,069,477	—	—	2,069,477
Office building and other services revenue	2,522	—	7,592	3,302	13,416
Income from loans and investments	—	—	—	124,218	124,218
Interest and other income	—	—	—	24,892	24,892
Total revenues	$740,318	$2,069,477	$783,603	$152,412	$3,745,810

Total revenues	$740,318	$2,069,477	$783,603	$152,412	$3,745,810
Less:
Interest and other income	—	—	—	24,892	24,892
Property-level operating expenses	—	1,446,201	243,679	—	1,689,880
Office building services costs	—	—	1,418	—	1,418
Segment NOI	$740,318	$623,276	$538,506	$127,520	2,029,620
Interest and other income					24,892
Interest expense					(442,497)
Depreciation and amortization					(919,639)
General, administrative and professional fees					(151,982)
Loss on extinguishment of debt, net					(58,254)
Merger-related expenses and deal costs					(30,547)
Other					(66,768)
Loss from unconsolidated entities					(55,034)
Gain on real estate dispositions					46,247
Income tax benefit					39,953
Income from continuing operations					415,991
Discontinued operations					(10)
Net income					415,981
Net income attributable to noncontrolling interests					6,514
Net income attributable to common stockholders					$409,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$840,131	$—	$753,467	$—	$1,593,598
Resident fees and services	—	1,843,232	—	—	1,843,232
Office building and other services revenue	4,580	—	7,497	1,600	13,677
Income from loans and investments	—	—	—	117,608	117,608
Interest and other income	—	—	—	6,034	6,034
Total revenues	$844,711	$1,843,232	$760,964	$125,242	$3,574,149

Total revenues	$844,711	$1,843,232	$760,964	$125,242	$3,574,149
Less:
Interest and other income	—	—	—	6,034	6,034
Property-level operating expenses	—	1,250,065	233,007	—	1,483,072
Office building services costs	—	—	3,391	—	3,391
Segment NOI	$844,711	$593,167	$524,566	$119,208	2,081,652
Interest and other income					6,034
Interest expense					(448,196)
Depreciation and amortization					(887,948)
General, administrative and professional fees					(135,490)
Loss on extinguishment of debt, net					(754)
Merger-related expenses and deal costs					(10,535)
Other					(20,052)
Loss from unconsolidated entities					(561)
Gain on real estate dispositions					717,273
Income tax benefit					59,799
Income from continuing operations					1,361,222
Discontinued operations					(110)
Net income					1,361,112
Net income attributable to noncontrolling interests					4,642
Net income attributable to common stockholders					$1,356,470

Assets by reportable business segment are as follows:

	As of December 31,
	2019		2018
	(Dollars in thousands)
Assets:
Triple-net leased properties	$6,381,657	25.8%	$6,795,142	30.1%
Senior living operations	10,142,023	41.1	8,156,187	36.1
Office operations	7,173,401	29.1	6,772,957	30.0
All other assets	995,127	4.0	860,269	3.8
Total assets	$24,692,208	100.0%	$22,584,555	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Capital expenditures:
Triple-net leased properties	$55,429	$58,744	$254,542
Senior living operations	944,214	337,750	261,900
Office operations	519,129	332,147	579,885
Total capital expenditures	$1,518,772	$728,641	$1,096,327

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Revenues:
United States	$3,578,341	$3,524,875	$3,361,682
Canada	266,946	192,350	186,049
United Kingdom	27,463	28,585	26,418
Total revenues	$3,872,750	$3,745,810	$3,574,149

	As of December 31,
	2019	2018
	(In thousands)
Net real estate property:
United States	$18,631,352	$18,861,163
Canada	2,830,850	963,588
United Kingdom	266,885	268,906
Total net real estate property	$21,729,087	$20,093,657

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes our condensed consolidating information as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$14,714	$108,533	$22,355,474	$—	$22,478,721
Cash and cash equivalents	1,904	—	104,459	—	106,363
Escrow deposits and restricted cash	1,205	128	38,406	—	39,739
Investment in and advances to affiliates	15,774,897	2,728,110	—	(18,503,007)	—
Goodwill	—	—	1,051,161	—	1,051,161
Assets held for sale	—	—	91,433	—	91,433
Deferred income tax assets, net	—	—	47,495	—	47,495
Other assets	83,190	1,499	792,607	—	877,296
Total assets	$15,875,910	$2,838,270	$24,481,035	$(18,503,007)	$24,692,208
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,352,384	$3,806,389	$—	$12,158,773
Intercompany loans	8,789,600	(5,105,070)	(3,684,530)	—	—
Accrued interest	(14,522)	94,874	30,763	—	111,115
Operating lease liabilities	14,498	519	236,179	—	251,196
Accounts payable and other liabilities	342,828	20,360	782,512	—	1,145,700
Liabilities related to assets held for sale	—	—	5,463	—	5,463
Deferred income tax liabilities	1,329	—	199,502	—	200,831
Total liabilities	9,133,733	3,363,067	1,376,278	—	13,873,078
Redeemable OP unitholder and noncontrolling interests	102,657	—	171,021	—	273,678
Total equity	6,639,520	(524,797)	22,933,736	(18,503,007)	10,545,452
Total liabilities and equity	$15,875,910	$2,838,270	$24,481,035	$(18,503,007)	$24,692,208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$3,598	$112,691	$20,521,615	$—	$20,637,904
Cash and cash equivalents	6,470	—	65,807	—	72,277
Escrow deposits and restricted cash	4,211	128	54,848	—	59,187
Investment in and advances to affiliates	15,656,592	2,726,198	—	(18,382,790)	—
Goodwill	—	—	1,050,548	—	1,050,548
Assets held for sale	—	—	5,454	—	5,454
Other assets	45,989	4,443	708,753	—	759,185
Total assets	$15,716,860	$2,843,460	$22,407,025	$(18,382,790)	$22,584,555
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,620,867	$2,112,832	$—	$10,733,699
Intercompany loans	8,580,896	(5,629,764)	(2,951,132)	—	—
Accrued interest	(9,953)	85,717	23,903	—	99,667
Accounts payable and other liabilities	319,753	19,178	747,099	—	1,086,030
Liabilities related to assets held for sale	—	—	205	—	205
Deferred income taxes	608	—	204,611	—	205,219
Total liabilities	8,891,304	3,095,998	137,518	—	12,124,820
Redeemable OP unitholder and noncontrolling interests	13,746	—	174,395	—	188,141
Total equity	6,811,810	(252,538)	22,095,112	(18,382,790)	10,271,594
Total liabilities and equity	$15,716,860	$2,843,460	$22,407,025	$(18,382,790)	$22,584,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$1,074	$142,562	$1,466,240	$—	$1,609,876
Resident fees and services	—	—	2,151,533	—	2,151,533
Office building and other services revenues	—	—	11,156	—	11,156
Income from loans and investments	2,812	—	86,389	—	89,201
Equity earnings in affiliates	362,143	—	(2,469)	(359,674)	—
Interest and other income	214	192	10,578	—	10,984
Total revenues	366,243	142,754	3,723,427	(359,674)	3,872,750
Expenses
Interest	(87,222)	323,860	215,024	—	451,662
Depreciation and amortization	5,686	5,410	1,034,524	—	1,045,620
Property-level operating expenses	—	578	1,807,630	—	1,808,208
Office building services costs	—	—	2,319	—	2,319
General, administrative and professional fees	6,512	17,958	141,526	—	165,996
Loss on extinguishment of debt, net	—	41,875	25	—	41,900
Merger-related expenses and deal costs	7,170	—	8,065	—	15,235
Other	2,077	2	(19,688)	—	(17,609)
Total expenses	(65,777)	389,683	3,189,425	—	3,513,331
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	432,020	(246,929)	534,002	(359,674)	359,419
Loss from unconsolidated entities	—	—	(2,454)	—	(2,454)
Gain on real estate dispositions	930	88	25,004	—	26,022
Income tax benefit	66	—	56,244	—	56,310
Income (loss) from continuing operations	433,016	(246,841)	612,796	(359,674)	439,297
Net income (loss)	433,016	(246,841)	612,796	(359,674)	439,297
Net income attributable to noncontrolling interests	—	—	6,281	—	6,281
Net income (loss) attributable to common stockholders	$433,016	$(246,841)	$606,515	$(359,674)	$433,016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$1,407	$139,043	$1,373,357	$—	$1,513,807
Resident fees and services	—	—	2,069,477	—	2,069,477
Office building and other services revenues	—	—	13,416	—	13,416
Income from loans and investments	1,640	—	122,578	—	124,218
Equity earnings in affiliates	308,764	—	(2,696)	(306,068)	—
Interest and other income	23,802	19	1,071	—	24,892
Total revenues	335,613	139,062	3,577,203	(306,068)	3,745,810
Expenses
Interest	(98,411)	327,898	213,010	—	442,497
Depreciation and amortization	5,425	5,680	908,534	—	919,639
Property-level operating expenses	—	283	1,689,597	—	1,689,880
Office building services costs	—	—	1,418	—	1,418
General, administrative and professional fees	(2,866)	18,845	136,003	—	151,982
Loss on extinguishment of debt, net	355	55,910	1,989	—	58,254
Merger-related expenses and deal costs	25,880	—	4,667	—	30,547
Other	4,881	3	61,884	—	66,768
Total expenses	(64,736)	408,619	3,017,102	—	3,360,985
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	400,349	(269,557)	560,101	(306,068)	384,825
Loss from unconsolidated entities	—	—	(55,034)	—	(55,034)
Gain on real estate dispositions	6,653	—	39,594	—	46,247
Income tax benefit	2,475	—	37,478	—	39,953
Income (loss) from continuing operations	409,477	(269,557)	582,139	(306,068)	415,991
Discontinued operations	(10)	—	—	—	(10)
Net income (loss)	409,467	(269,557)	582,139	(306,068)	415,981
Net income attributable to noncontrolling interests	—	—	6,514	—	6,514
Net income (loss) attributable to common stockholders	$409,467	$(269,557)	$575,625	$(306,068)	$409,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$2,383	$178,165	$1,413,050	$—	$1,593,598
Resident fees and services	—	—	1,843,232	—	1,843,232
Office building and other services revenues	—	—	13,677	—	13,677
Income from loans and investments	1,236	—	116,372	—	117,608
Equity earnings in affiliates	1,260,665	—	5,086	(1,265,751)	—
Interest and other income	5,388	—	646	—	6,034
Total revenues	1,269,672	178,165	3,392,063	(1,265,751)	3,574,149
Expenses
Interest	(101,385)	319,632	229,949	—	448,196
Depreciation and amortization	5,483	7,510	874,955	—	887,948
Property-level operating expenses	—	330	1,482,742	—	1,483,072
Office building services costs	—	—	3,391	—	3,391
General, administrative and professional fees	2,040	16,976	116,474	—	135,490
Loss (gain) on extinguishment of debt, net	—	942	(188)	—	754
Merger-related expenses and deal costs	9,796	—	739	—	10,535
Other	2,247	1	17,804	—	20,052
Total expenses	(81,819)	345,391	2,725,866	—	2,989,438
Income (loss) before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	1,351,491	(167,226)	666,197	(1,265,751)	584,711
Loss from unconsolidated entities	—	—	(561)	—	(561)
Gain on real estate dispositions	—	675,808	41,465	—	717,273
Income tax benefit	5,089	—	54,710	—	59,799
Income from continuing operations	1,356,580	508,582	761,811	(1,265,751)	1,361,222
Discontinued operations	(110)	—	—	—	(110)
Net income	1,356,470	508,582	761,811	(1,265,751)	1,361,112
Net income attributable to noncontrolling interests	—	—	4,642	—	4,642
Net income attributable to common stockholders	$1,356,470	$508,582	$757,169	$(1,265,751)	$1,356,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$433,016	$(246,841)	$612,796	$(359,674)	$439,297
Other comprehensive loss:
Foreign currency translation	—	—	5,729	—	5,729
Unrealized gain on available for sale securities	—	—	11,634	—	11,634
Derivative instruments	—	—	(30,814)	—	(30,814)
Total other comprehensive loss	—	—	(13,451)	—	(13,451)
Comprehensive income (loss)	433,016	(246,841)	599,345	(359,674)	425,846
Comprehensive income attributable to noncontrolling interests	—	—	7,649	—	7,649
Comprehensive income (loss) attributable to common stockholders	$433,016	$(246,841)	$591,696	$(359,674)	$418,197

	For the Year Ended December 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$409,467	$(269,557)	$582,139	$(306,068)	$415,981
Other comprehensive income:
Foreign currency translation	—	—	(9,436)	—	(9,436)
Unrealized gain on available for sale securities	—	—	14,944	—	14,944
Derivative instruments	—	—	10,030	—	10,030
Total other comprehensive income	—	—	15,538	—	15,538
Comprehensive income (loss)	409,467	(269,557)	597,677	(306,068)	431,519
Comprehensive income attributable to noncontrolling interests	—	—	6,514	—	6,514
Comprehensive income (loss) attributable to common stockholders	$409,467	$(269,557)	$591,163	$(306,068)	$425,005

	For the Year Ended December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$1,356,470	$508,582	$761,811	$(1,265,751)	$1,361,112
Other comprehensive income:
Foreign currency translation	—	—	20,612	—	20,612
Unrealized loss on available for sale securities	—	—	(437)	—	(437)
Derivative instruments	—	—	2,239	—	2,239
Total other comprehensive income	—	—	22,414	—	22,414
Comprehensive income	1,356,470	508,582	784,225	(1,265,751)	1,383,526
Comprehensive income attributable to noncontrolling interests	—	—	4,642	—	4,642
Comprehensive income attributable to common stockholders	$1,356,470	$508,582	$779,583	$(1,265,751)	$1,378,884

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2019
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$59,433	$(179,258)	$1,557,608	$—	$1,437,783
Cash flows from investing activities:
Net investment in real estate property	(235,807)	—	(722,318)	—	(958,125)
Investment in loans receivable	(21,799)	—	(1,236,388)	—	(1,258,187)
Proceeds from real estate disposals	147,546	—	309	—	147,855
Proceeds from loans receivable	60	—	1,017,249	—	1,017,309
Development project expenditures	(7,240)	(790)	(395,893)	—	(403,923)
Capital expenditures	—	—	(156,724)	—	(156,724)
Distributions from unconsolidated entities	—	—	172	—	172
Investment in unconsolidated entities	—	—	(3,855)	—	(3,855)
Insurance proceeds for property damage claims	—	—	30,179	—	30,179
Net cash used in investing activities	(117,240)	(790)	(1,467,269)	—	(1,585,299)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(577,996)	8,105	—	(569,891)
Net change in borrowings under commercial paper program	—	565,524	—	—	565,524
Proceeds from debt	—	1,793,154	1,220,037	—	3,013,191
Repayment of debt	—	(2,109,894)	(514,022)	—	(2,623,916)
Net change in intercompany debt	225,407	525,608	(751,015)	—	—
Payment of deferred financing costs	—	(16,348)	(5,055)	—	(21,403)
Issuance of common stock, net	942,085	—	—	—	942,085
Cash distribution to common stockholders	(1,157,720)	—	—	—	(1,157,720)
Cash distribution to redeemable OP unitholders	—	—	(9,218)	—	(9,218)
Purchases of redeemable OP Units	—	—	(2,203)	—	(2,203)
Contributions from noncontrolling interests	—	—	6,282	—	6,282
Distributions to noncontrolling interests	—	—	(9,717)	—	(9,717)
Proceeds from stock option exercises	36,179	—	—	—	36,179
Other	(8,502)	—	(17)	—	(8,519)
Net cash provided by (used in) financing activities	37,449	180,048	(56,823)	—	160,674
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,358)	—	33,516	—	13,158
Effect of foreign currency translation	12,786	—	(11,306)	—	1,480
Cash, cash equivalents and restricted cash at beginning of period	10,681	128	120,655	—	131,464
Cash, cash equivalents and restricted cash at end of period	$3,109	$128	$142,865	$—	$146,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$45,334	$(194,283)	$1,530,416	$—	$1,381,467
Cash flows from investing activities:
Net investment in real estate property	(265,907)	—	—	—	(265,907)
Investment in loans receivable and other	(4,307)	—	(225,227)	—	(229,534)
Proceeds from real estate disposals	353,792	—	—	—	353,792
Proceeds from loans receivable	1,490	—	910,050	—	911,540
Development project expenditures	—	—	(330,876)	—	(330,876)
Capital expenditures	—	(1,199)	(130,659)	—	(131,858)
Distributions from unconsolidated entities	—	—	57,455	—	57,455
Investment in unconsolidated entities	—	—	(47,007)	—	(47,007)
Insurance proceeds for property damage claims	—	—	6,891	—	6,891
Net cash provided by (used in) investing activities	85,068	(1,199)	240,627	—	324,496
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—	326,620	(5,157)	—	321,463
Proceeds from debt	—	2,309,141	240,332	—	2,549,473
Repayment of debt	—	(2,954,654)	(510,925)	—	(3,465,579)
Net change in intercompany debt	1,468,811	530,236	(1,999,047)	—	—
Purchase of noncontrolling interests	(8,271)	—	3,547	—	(4,724)
Payment of deferred financing costs	—	(15,861)	(4,751)	—	(20,612)
Cash distribution (to) from affiliates	(490,214)	—	490,214	—	—
Cash distribution to common stockholders	(1,127,143)	—	—	—	(1,127,143)
Cash distribution to redeemable OP unitholders	—	—	(7,459)	—	(7,459)
Cash issued for redemption of OP Units	—	—	(1,370)	—	(1,370)
Contributions from noncontrolling interests	—	—	1,883	—	1,883
Distributions to noncontrolling interests	—	—	(11,574)	—	(11,574)
Proceeds from stock option exercises	8,762	—	—	—	8,762
Other	(5,057)	—	—	—	(5,057)
Net cash (used in) provided by financing activities	(153,112)	195,482	(1,804,307)	—	(1,761,937)
Net decrease in cash, cash equivalents and restricted cash	(22,710)	—	(33,264)	—	(55,974)
Effect of foreign currency translation	(13,554)	—	12,739	—	(815)
Cash, cash equivalents and restricted cash at beginning of period	46,945	128	141,180	—	188,253
Cash, cash equivalents and restricted cash at end of period	$10,681	$128	$120,655	$—	$131,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2017
	Ventas, Inc.		Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$149,923		$(143,960)	$1,422,789	$—	$1,428,752
Cash flows from investing activities:
Net investment in real estate property	(635,352)		—	(29,332)	—	(664,684)
Investment in loans receivable and other	(4,633)		—	(743,486)	—	(748,119)
Proceeds from real estate disposals	859,587		—	287	—	859,874
Proceeds from loans receivable	47		—	101,050	—	101,097
Development project expenditures	—		—	(299,085)	—	(299,085)
Capital expenditures	—		(726)	(131,832)	—	(132,558)
Distributions from unconsolidated entities	—		—	6,169	—	6,169
Investment in unconsolidated entities	—		—	(61,220)	—	(61,220)
Insurance proceeds for property damage claims	—		—	1,419	—	1,419
Net cash provided by (used in) investing activities	219,649		(726)	(1,156,030)	—	(937,107)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—		478,868	(94,085)	—	384,783
Proceeds from debt	—		793,904	317,745	—	1,111,649
Repayment of debt	—		(778,606)	(590,478)	—	(1,369,084)
Net change in intercompany debt	1,003,315		(917,917)	(85,398)	—	—
Purchase of noncontrolling interests	(15,809)		—	—	—	(15,809)
Payment of deferred financing costs	—		(20,450)	(6,847)	—	(27,297)
Issuance of common stock, net	73,596		—	—	—	73,596
Cash distribution (to) from affiliates	(803,257)		587,511	215,746	—	—
Cash distribution to common stockholders	(827,285)		—	—	—	(827,285)
Cash distribution to redeemable OP unitholders	—	—	—	(5,677)	—	(5,677)
Contributions from noncontrolling interests	—		—	4,402	—	4,402
Distributions to noncontrolling interests	—		—	(11,187)	—	(11,187)
Proceeds from stock option exercises	16,287		—	—	—	16,287
Other	(5,705)		—	—	—	(5,705)
Net cash (used in) provided by financing activities	(558,858)		143,310	(255,779)	—	(671,327)
Net (decrease) increase in cash, cash equivalents and restricted cash	(189,286)		(1,376)	10,980	—	(179,682)
Effect of foreign currency translation	28,442		—	(27,861)	—	581
Cash, cash equivalents and restricted cash at beginning of period	207,789		1,504	158,061	—	367,354
Cash, cash equivalents and restricted cash at end of period	$46,945		$128	$141,180	$—	$188,253

VENTAS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance Accounts		Additions		Deductions
	(In thousands)
Year Ended December 31,	Balance at Beginning of Year	Charged to Earnings	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year

2018
Allowance for doubtful accounts	$15,164	10,708	3,515	(7,533)	(9)	$21,845
Straight-line rent receivable allowance (1)	$117,764	(71,543)	—	—	(1,576)	$44,645
	$132,928	(60,835)	3,515	(7,533)	(1,585)	$66,490

2017
Allowance for doubtful accounts	$11,637	7,207	—	(3,237)	(443)	$15,164
Straight-line rent receivable allowance	$109,836	8,540	—	—	(612)	$117,764
	$121,473	15,747	—	(3,237)	(1,055)	$132,928

(1)	Amounts charged to earnings primarily relate to termination of lease arrangements with Elmcroft in January 2018.

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$24,973,983	$24,712,478	$23,859,816
Additions during period:
Acquisitions	1,941,016	318,895	702,501
Capital expenditures	563,706	446,490	453,829
Deductions during period:
Foreign currency translation	107,508	(105,192)	93,490
Other(1)	(460,490)	(398,688)	(397,158)
Balance at end of period	$27,125,723	$24,973,983	$24,712,478

Accumulated depreciation:
Balance at beginning of period	$5,492,310	$4,802,917	$4,208,010
Additions during period:
Depreciation expense	828,954	791,882	760,314
Dispositions:
Sales and/or transfers to assets held for sale	(136,093)	(84,819)	(176,918)
Foreign currency translation	12,755	(17,670)	11,511
Balance at end of period	$6,197,926	$5,492,310	$4,802,917

(1)	Other may include sales, transfers to assets held for sale and impairments.

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
SPECIALTY HOSPITALS
Rehabilitation Hospital of Southern Arizona	Tucson	AZ	$—	$770	$25,589	$—	$770	$25,589	$26,359	$6,388	$19,971	1992	2011	35 years
Kindred Hospital - Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	1,605	4,150	1990	1995	40 years
Kindred Hospital - Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	3,228	283	1950	1994	25 years
Kindred Hospital - San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	11,942	492	1965	1994	25 years
Kindred Hospital - San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	6,187	2,418	1962	1993	25 years
Tustin Rehabilitation Hospital	Tustin	CA	—	2,810	25,248	—	2,810	25,248	28,058	6,424	21,634	1991	2011	35 years
Kindred Hospital - Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	7,562	549	1973	1993	20 years
Kindred Hospital - Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	6,712	551	1963	1994	20 years
Kindred Hospital - South Florida - Coral Gables	Coral Gables	FL	—	1,071	5,348	(1,000)	71	5,348	5,419	5,196	223	1956	1992	30 years
Kindred Hospital - South Florida Ft. Lauderdale	Fort Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	14,154	1,684	1969	1989	30 years
Kindred Hospital - North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	4,683	75	1956	1994	20 years
Kindred Hospital - South Florida - Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	5,234	600	1937	1995	20 years
Kindred Hospital - Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	15,050	3,057	1968	1997	40 years
Kindred Hospital - Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	5,647	4,761	1970	1993	40 years
Kindred Hospital - Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	20,004	1,559	1949	1995	25 years
Kindred - Chicago - Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,480	1,558	1995	1976	20 years
Kindred Hospital - Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	6,552	796	1960	1991	30 years
Kindred Hospital - Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	8,403	223	1949	1993	20 years
Kindred Hospital - Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	3,775	1,011	1955	1993	30 years
Kindred Hospital - Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	12,580	2,740	1964	1995	20 years
Kindred Hospital - St. Louis	St. Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	2,020	1,193	1984	1991	40 years
Kindred Hospital - Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,543	1,744	1980	1994	40 years
Lovelace Rehabilitation Hospital	Albuquerque	NM	—	401	17,796	1,068	401	18,864	19,265	2,646	16,619	1989	2015	36 years
Kindred Hospital - Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	3,125	1,139	1985	1993	40 years
Kindred Hospital - Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	7,758	838	1964	1994	20 years
University Hospitals Rehabilitation Hospital	Beachwood	OH	—	1,800	16,444	—	1,800	16,444	18,244	3,176	15,068	2013	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Kindred Hospital - Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	3,807	1,551	1960	1995	35 years
Kindred Hospital - Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	4,288	883	1975	1993	22 years
Ardent Harrington Cancer Center	Amarillo	TX	—	974	7,752	—	974	7,752	8,726	—	8,726	CIP	CIP	CIP
Rehabilitation Hospital of Dallas	Dallas	TX	—	2,318	38,702	—	2,318	38,702	41,020	6,054	34,966	2009	2015	35 years
Baylor Institute for Rehabilitation - Ft. Worth TX	Fort Worth	TX	—	2,071	16,018	—	2,071	16,018	18,089	2,719	15,370	2008	2015	35 years
Kindred Hospital - Tarrant County (Fort Worth Southwest)	Fort Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	7,507	2,293	1987	1986	20 years
Rehabilitation Hospital The Vintage	Houston	TX	—	1,838	34,832	—	1,838	34,832	36,670	5,714	30,956	2012	2015	35 years
Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	6,080	2,407	1986	1985	40 years
Kindred Hospital - Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	6,726	369	1972	1994	20 years
Kindred Hospital - Mansfield	Mansfield	TX	—	267	2,462	—	267	2,462	2,729	2,127	602	1983	1990	40 years
Select Rehabilitation - San Antonio TX	San Antonio	TX	—	1,859	18,301	—	1,859	18,301	20,160	3,046	17,114	2010	2015	35 years
Kindred Hospital - San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	10,236	1,426	1981	1993	30 years
TOTAL FOR SPECIALTY HOSPITALS			—	48,035	412,874	68	47,035	413,942	460,977	239,378	221,599
SKILLED NURSING FACILITIES
Englewood Post Acute and Rehabilitation	Englewood	CO	—	241	2,180	194	241	2,374	2,615	2,161	454	1960	1995	30 years
Brookdale Lisle SNF	Lisle	IL	—	730	9,270	711	910	9,801	10,711	3,363	7,348	1990	2009	35 years
Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	6,815	7,011	1982	2004	30 years
The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	3,970	4,055	1899	2004	30 years
Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	4,384	4,578	1982	2004	30 years
Chapel Manor	Philadelphia	PA	—	1,595	13,982	1,358	1,595	15,340	16,935	9,036	7,899	1948	2004	30 years
Wayne Center	Strafford	PA	—	662	6,872	850	662	7,722	8,384	4,616	3,768	1897	2004	30 years
Everett Rehabilitation & Care	Everett	WA	—	2,750	27,337	—	2,750	27,337	30,087	7,058	23,029	1995	2011	35 years
Beacon Hill Rehabilitation	Longview	WA	—	145	2,563	171	145	2,734	2,879	2,589	290	1955	1992	29 years
Columbia Crest Care & Rehabilitation Center	Moses Lake	WA	—	660	17,439	—	660	17,439	18,099	4,575	13,524	1972	2011	35 years
Lake Ridge Solana Alzheimer's Care Center	Moses Lake	WA	—	660	8,866	—	660	8,866	9,526	2,408	7,118	1988	2011	35 years
Rainier Rehabilitation	Puyallup	WA	—	520	4,780	305	520	5,085	5,605	3,676	1,929	1986	1991	40 years
Logan Center	Logan	WV	—	300	12,959	—	300	12,959	13,259	3,344	9,915	1987	2011	35 years
Ravenswood Healthcare Center	Ravenswood	WV	—	320	12,710	—	320	12,710	13,030	3,293	9,737	1987	2011	35 years
Valley Center	South Charleston	WV	—	750	24,115	—	750	24,115	24,865	6,302	18,563	1987	2011	35 years
White Sulphur	White Sulphur Springs	WV	—	250	13,055	—	250	13,055	13,305	3,401	9,904	1987	2011	35 years
TOTAL FOR SKILLED NURSING FACILITIES			—	12,986	183,538	3,589	13,166	186,947	200,113	70,991	129,122

GENERAL ACUTE CARE
Lovelace Medical Center Downtown	Albuquerque	NM	—	9,840	154,017	9,763	9,928	163,692	173,620	24,502	149,118	1968	2015	33.5 years
Lovelace Westside Hospital	Albuquerque	NM	—	10,107	13,576	2,133	10,107	15,709	25,816	5,451	20,365	1984	2015	20 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Lovelace Women's Hospital	Albuquerque	NM	—	7,236	175,142	20,075	7,236	195,217	202,453	19,417	183,036	1983	2015	47 years
Roswell Regional Hospital	Roswell	NM	—	2,560	41,125	2,186	2,560	43,311	45,871	4,662	41,209	2007	2015	47 years
Hillcrest Hospital Claremore	Claremore	OK	—	3,623	23,864	638	3,623	24,502	28,125	3,296	24,829	1955	2015	40 years
Bailey Medical Center	Owasso	OK	—	4,964	7,059	155	4,964	7,214	12,178	1,484	10,694	2006	2015	32.5 years
Hillcrest Medical Center	Tulsa	OK	—	28,319	215,959	12,718	28,319	228,677	256,996	32,698	224,298	1928	2015	34 years
Hillcrest Hospital South	Tulsa	OK	—	17,026	112,231	1,016	17,026	113,247	130,273	13,703	116,570	1999	2015	40 years
SouthCreek Medical Plaza	Tulsa	OK	—	2,943	17,860	599	2,943	18,459	21,402	819	20,583	2003	2018	35 years
Baptist St. Anthony's Hospital	Amarillo	TX	—	13,779	357,733	26,812	13,015	385,309	398,324	39,473	358,851	1967	2015	44.5 years
Spire Hull and East Riding Hospital	Anlaby	HUL	—	3,194	81,613	(12,561)	2,721	69,525	72,246	8,167	64,079	2010	2014	50 years
Spire Fylde Coast Hospital	Blackpool	LAN	—	2,446	28,896	(4,642)	2,084	24,616	26,700	2,934	23,766	1980	2014	50 years
Spire Clare Park Hospital	Farnham	SUR	—	6,263	26,119	(4,797)	5,335	22,250	27,585	2,757	24,828	2009	2014	50 years
TOTAL FOR GENERAL ACUTE CARE			—	112,300	1,255,194	54,095	109,861	1,311,728	1,421,589	159,363	1,262,226
BROOKDALE SENIORS HOUSING COMMUNITIES
Brookdale Chandler Ray Road	Chandler	AZ	—	2,000	6,538	178	2,000	6,716	8,716	1,836	6,880	1998	2011	35 years
Brookdale Springs Mesa	Mesa	AZ	—	2,747	24,918	1,401	2,751	26,315	29,066	12,087	16,979	1986	2005	35 years
Brookdale East Arbor	Mesa	AZ	—	655	6,998	196	711	7,138	7,849	3,377	4,472	1998	2005	35 years
Brookdale Oro Valley	Oro Valley	AZ	—	666	6,169	—	666	6,169	6,835	2,966	3,869	1998	2005	35 years
Brookdale Peoria	Peoria	AZ	—	598	4,872	670	650	5,490	6,140	2,346	3,794	1998	2005	35 years
Brookdale Tempe	Tempe	AZ	—	611	4,066	150	611	4,216	4,827	1,960	2,867	1997	2005	35 years
Brookdale East Tucson	Tucson	AZ	—	506	4,745	50	556	4,745	5,301	2,282	3,019	1998	2005	35 years
Brookdale Anaheim	Anaheim	CA	—	2,464	7,908	95	2,464	8,003	10,467	3,598	6,869	1977	2005	35 years
Brookdale Redwood City	Redwood City	CA	—	7,669	66,691	422	7,719	67,063	74,782	32,460	42,322	1988	2005	35 years
Brookdale San Jose	San Jose	CA	—	6,240	66,329	14,386	6,250	80,705	86,955	34,064	52,891	1987	2005	35 years
Brookdale San Marcos	San Marcos	CA	—	4,288	36,204	235	4,314	36,413	40,727	17,723	23,004	1987	2005	35 years
Brookdale Tracy	Tracy	CA	—	1,110	13,296	521	1,110	13,817	14,927	5,758	9,169	1986	2005	35 years
Brookdale Boulder Creek	Boulder	CO	—	1,290	20,683	402	1,414	20,961	22,375	5,489	16,886	1985	2011	35 years
Brookdale Vista Grande	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	4,462	5,532	1997	2005	35 years
Brookdale El Camino	Pueblo	CO	—	840	9,403	76	874	9,445	10,319	4,523	5,796	1997	2005	35 years
Brookdale Farmington	Farmington	CT	—	3,995	36,310	492	4,016	36,781	40,797	17,572	23,225	1984	2005	35 years
Brookdale South Windsor	South Windsor	CT	—	2,187	12,682	88	2,198	12,759	14,957	5,726	9,231	1999	2004	35 years
Brookdale Chatfield	West Hartford	CT	—	2,493	22,833	23,667	2,493	46,500	48,993	13,584	35,409	1989	2005	35 years
Brookdale Bonita Springs	Bonita Springs	FL	—	1,540	10,783	726	1,594	11,455	13,049	5,185	7,864	1989	2005	35 years
Brookdale West Boynton Beach	Boynton Beach	FL	—	2,317	16,218	903	2,347	17,091	19,438	7,572	11,866	1999	2005	35 years
Brookdale Deer Creek AL/MC	Deerfield Beach	FL	—	1,399	9,791	18	1,399	9,809	11,208	4,850	6,358	1999	2005	35 years
Brookdale Fort Myers The Colony	Fort Myers	FL	—	1,510	7,862	390	1,510	8,252	9,762	2,059	7,703	1996	2011	35 years
Brookdale Avondale	Jacksonville	FL	—	860	16,745	140	860	16,885	17,745	4,256	13,489	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Crown Point	Jacksonville	FL	—	1,300	9,659	567	1,300	10,226	11,526	2,493	9,033	1997	2011	35 years
Brookdale Jensen Beach	Jensen Beach	FL	—	1,831	12,820	639	1,831	13,459	15,290	6,113	9,177	1999	2005	35 years
Brookdale Ormond Beach West	Ormond Beach	FL	—	1,660	9,738	27	1,660	9,765	11,425	2,530	8,895	1997	2011	35 years
Brookdale Palm Coast	Palm Coast	FL	—	470	9,187	—	470	9,187	9,657	2,399	7,258	1997	2011	35 years
Brookdale Pensacola	Pensacola	FL	—	633	6,087	11	633	6,098	6,731	2,929	3,802	1998	2005	35 years
Brookdale Rotonda	Rotonda West	FL	—	1,740	4,331	170	1,740	4,501	6,241	1,348	4,893	1997	2011	35 years
Brookdale Centre Pointe Boulevard	Tallahassee	FL	—	667	6,168	—	667	6,168	6,835	2,966	3,869	1998	2005	35 years
Brookdale Tavares	Tavares	FL	—	280	15,980	—	280	15,980	16,260	4,058	12,202	1997	2011	35 years
Brookdale West Melbourne MC	West Melbourne	FL	—	586	5,481	—	586	5,481	6,067	2,635	3,432	2000	2005	35 years
Brookdale West Palm Beach	West Palm Beach	FL	—	3,758	33,072	1,277	3,935	34,172	38,107	16,151	21,956	1990	2005	35 years
Brookdale Winter Haven MC	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	1,445	1,793	1997	2005	35 years
Brookdale Winter Haven AL	Winter Haven	FL	—	438	5,549	133	438	5,682	6,120	2,668	3,452	1997	2005	35 years
Brookdale Twin Falls	Twin Falls	ID	—	703	6,153	1,065	718	7,203	7,921	2,961	4,960	1997	2005	35 years
Brookdale Lake Shore Drive	Chicago	IL	—	11,057	107,517	6,336	11,089	113,821	124,910	53,755	71,155	1990	2005	35 years
Brookdale Lake View	Chicago	IL	—	3,072	26,668	—	3,072	26,668	29,740	12,980	16,760	1950	2005	35 years
Brookdale Des Plaines	Des Plaines	IL	—	6,871	60,165	(41)	6,805	60,190	66,995	29,257	37,738	1993	2005	35 years
Brookdale Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	3,848	4,273	47,591	51,864	20,890	30,974	1987	2005	35 years
Brookdale Lisle IL/AL	Lisle	IL	33,000	7,953	70,400	—	7,953	70,400	78,353	34,170	44,183	1990	2005	35 years
Brookdale Northbrook	Northbrook	IL	—	1,988	39,762	652	2,076	40,326	42,402	18,346	24,056	1999	2004	35 years
Brookdale Hawthorn Lakes IL/AL	Vernon Hills	IL	—	4,439	35,044	624	4,480	35,627	40,107	17,362	22,745	1987	2005	35 years
Brookdale Hawthorn Lakes AL	Vernon Hills	IL	—	1,147	10,041	401	1,175	10,414	11,589	4,885	6,704	1999	2005	35 years
Brookdale Richmond	Richmond	IN	—	495	4,124	342	555	4,406	4,961	1,992	2,969	1998	2005	35 years
Brookdale Derby	Derby	KS	—	440	4,422	—	440	4,422	4,862	1,169	3,693	1994	2011	35 years
Brookdale Leawood State Line	Leawood	KS	—	117	5,127	224	117	5,351	5,468	2,472	2,996	2000	2005	35 years
Brookdale Salina Fairdale	Salina	KS	—	300	5,657	150	353	5,754	6,107	1,496	4,611	1996	2011	35 years
Brookdale Topeka	Topeka	KS	—	370	6,825	—	370	6,825	7,195	3,282	3,913	2000	2005	35 years
Brookdale Cushing Park	Framingham	MA	—	5,819	33,361	2,907	5,872	36,215	42,087	15,942	26,145	1999	2004	35 years
Brookdale Cape Cod	Hyannis	MA	—	1,277	9,063	237	1,277	9,300	10,577	3,889	6,688	1999	2005	35 years
Brookdale Quincy Bay	Quincy	MA	—	6,101	57,862	3,566	6,216	61,313	67,529	27,935	39,594	1986	2005	35 years
Brookdale Delta MC	Delta Township	MI	—	730	11,471	119	730	11,590	12,320	2,956	9,364	1998	2011	35 years
Brookdale Delta AL	Delta Township	MI	—	820	3,313	30	820	3,343	4,163	1,191	2,972	1998	2011	35 years
Brookdale Farmington Hills North	Farmington Hills	MI	—	580	10,497	91	580	10,588	11,168	3,014	8,154	1994	2011	35 years
Brookdale Farmington Hills North II	Farmington Hills	MI	—	700	10,246	—	700	10,246	10,946	3,052	7,894	1994	2011	35 years
Brookdale Meridian AL	Haslett	MI	—	1,340	6,134	288	1,367	6,395	7,762	1,715	6,047	1998	2011	35 years
Brookdale Grand Blanc MC	Holly	MI	—	450	12,373	105	450	12,478	12,928	3,191	9,737	1998	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Grand Blanc AL	Holly	MI	—	620	14,627	—	620	14,627	15,247	3,789	11,458	1998	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Northville	Northville	MI	—	407	6,068	149	407	6,217	6,624	2,920	3,704	1996	2005	35 years
Brookdale Troy MC	Troy	MI	—	630	17,178	—	630	17,178	17,808	4,398	13,410	1998	2011	35 years
Brookdale Troy AL	Troy	MI	—	950	12,503	270	950	12,773	13,723	3,391	10,332	1998	2011	35 years
Brookdale Utica AL	Utica	MI	—	1,142	11,808	624	1,142	12,432	13,574	5,689	7,885	1996	2005	35 years
Brookdale Utica MC	Utica	MI	—	700	8,657	334	700	8,991	9,691	2,375	7,316	1995	2011	35 years
Brookdale Eden Prairie	Eden Prairie	MN	—	301	6,228	763	332	6,960	7,292	2,997	4,295	1998	2005	35 years
Brookdale Faribault	Faribault	MN	—	530	1,085	—	530	1,085	1,615	344	1,271	1997	2011	35 years
Brookdale Inver Grove Heights	Inver Grove Heights	MN	—	253	2,655	—	253	2,655	2,908	1,277	1,631	1997	2005	35 years
Brookdale Mankato	Mankato	MN	—	490	410	—	490	410	900	239	661	1996	2011	35 years
Brookdale Edina	Minneapolis	MN	15,040	3,621	33,141	22,975	3,621	56,116	59,737	19,375	40,362	1998	2005	35 years
Brookdale North Oaks	North Oaks	MN	—	1,057	8,296	979	1,122	9,210	10,332	3,992	6,340	1998	2005	35 years
Brookdale Plymouth	Plymouth	MN	—	679	8,675	583	679	9,258	9,937	4,172	5,765	1998	2005	35 years
Brookdale Willmar	Wilmar	MN	—	470	4,833	—	470	4,833	5,303	1,254	4,049	1997	2011	35 years
Brookdale Winona	Winona	MN	—	800	1,390	—	800	1,390	2,190	724	1,466	1997	2011	35 years
Brookdale West County	Ballwin	MO	—	3,100	35,074	177	3,113	35,238	38,351	6,142	32,209	2012	2014	35 years
Brookdale Evesham	Voorhees Township	NJ	—	3,158	29,909	125	3,158	30,034	33,192	14,389	18,803	1987	2005	35 years
Brookdale Westampton	Westampton	NJ	—	881	4,741	829	881	5,570	6,451	2,302	4,149	1997	2005	35 years
Brookdale Santa Fe	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	13,333	14,845	1986	2005	35 years
Brookdale Kenmore	Buffalo	NY	—	1,487	15,170	752	1,487	15,922	17,409	7,294	10,115	1995	2005	35 years
Brookdale Clinton IL	Clinton	NY	—	947	7,528	604	961	8,118	9,079	3,637	5,442	1991	2005	35 years
Brookdale Manlius	Manlius	NY	—	890	28,237	303	190	29,240	29,430	7,183	22,247	1994	2011	35 years
Brookdale Pittsford	Pittsford	NY	—	611	4,066	16	611	4,082	4,693	1,958	2,735	1997	2005	35 years
Brookdale East Niskayuna	Schenectady	NY	—	1,021	8,333	715	1,021	9,048	10,069	4,019	6,050	1997	2005	35 years
Brookdale Niskayuna	Schenectady	NY	—	1,884	16,103	30	1,884	16,133	18,017	7,744	10,273	1996	2005	35 years
Brookdale Summerfield	Syracuse	NY	—	1,132	11,434	278	1,246	11,598	12,844	5,499	7,345	1991	2005	35 years
Brookdale Williamsville	Williamsville	NY	—	839	3,841	60	839	3,901	4,740	1,854	2,886	1997	2005	35 years
Brookdale Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	3,109	4,081	1997	2005	35 years
Brookdale Falling Creek	Hickory	NC	—	330	10,981	—	330	10,981	11,311	2,827	8,484	1997	2011	35 years
Brookdale Winston-Salem	Winston-Salem	NC	—	368	3,497	249	368	3,746	4,114	1,682	2,432	1997	2005	35 years
Brookdale Alliance	Alliance	OH	—	392	6,283	49	435	6,289	6,724	3,022	3,702	1998	2005	35 years
Brookdale Austintown	Austintown	OH	—	151	3,087	672	181	3,729	3,910	1,485	2,425	1999	2005	35 years
Brookdale Barberton	Barberton	OH	—	440	10,884	—	440	10,884	11,324	2,803	8,521	1997	2011	35 years
Brookdale Beavercreek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	2,588	3,380	1998	2005	35 years
Brookdale Centennial Park	Clayton	OH	—	630	6,477	—	630	6,477	7,107	1,733	5,374	1997	2011	35 years
Brookdale Westerville	Columbus	OH	—	267	3,600	—	267	3,600	3,867	1,731	2,136	1999	2005	35 years
Brookdale Greenville AL/MC	Greenville	OH	—	490	4,144	55	545	4,144	4,689	1,246	3,443	1997	2011	35 years
Brookdale Salem AL (OH)	Salem	OH	—	634	4,659	—	634	4,659	5,293	2,240	3,053	1998	2005	35 years
Brookdale Springdale	Springdale	OH	—	1,140	9,134	144	1,228	9,190	10,418	2,382	8,036	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Bartlesville South	Bartlesville	OK	—	250	10,529	35	285	10,529	10,814	2,686	8,128	1997	2011	35 years
Brookdale Broken Arrow	Broken Arrow	OK	—	940	6,312	6,435	1,898	11,789	13,687	3,378	10,309	1996	2011	35 years
Brookdale Forest Grove	Forest Grove	OR	—	2,320	9,633	—	2,320	9,633	11,953	2,701	9,252	1994	2011	35 years
Brookdale Mt. Hood	Gresham	OR	—	2,410	9,093	(1,986)	319	9,198	9,517	2,556	6,961	1988	2011	35 years
Brookdale McMinnville Town Center	McMinnville	OR	457	1,230	7,561	—	1,230	7,561	8,791	2,334	6,457	1989	2011	35 years
Brookdale Denton North	Denton	TX	—	1,750	6,712	43	1,750	6,755	8,505	1,768	6,737	1996	2011	35 years
Brookdale Ennis	Ennis	TX	—	460	3,284	—	460	3,284	3,744	926	2,818	1996	2011	35 years
Brookdale Kerrville	Kerrville	TX	—	460	8,548	120	460	8,668	9,128	2,205	6,923	1997	2011	35 years
Brookdale Medical Center Whitby	San Antonio	TX	—	1,400	10,051	—	1,400	10,051	11,451	2,616	8,835	1997	2011	35 years
Brookdale Western Hills	Temple	TX	—	330	5,081	177	330	5,258	5,588	1,377	4,211	1997	2011	35 years
Brookdale Salem AL (VA)	Salem	VA	—	1,900	16,219	—	1,900	16,219	18,119	7,630	10,489	1998	2011	35 years
Brookdale Alderwood	Lynnwood	WA	—	1,219	9,573	58	1,239	9,611	10,850	4,607	6,243	1999	2005	35 years
Brookdale Puyallup South	Puyallup	WA	—	1,055	8,298	—	1,055	8,298	9,353	3,990	5,363	1998	2005	35 years
Brookdale Richland	Richland	WA	—	960	23,270	365	960	23,635	24,595	6,129	18,466	1990	2011	35 years
Brookdale Park Place	Spokane	WA	—	1,622	12,895	345	1,622	13,240	14,862	6,362	8,500	1915	2005	35 years
Brookdale Allenmore AL	Tacoma	WA	—	620	16,186	947	671	17,082	17,753	4,224	13,529	1997	2011	35 years
Brookdale Allenmore - IL	Tacoma	WA	—	1,710	3,326	(622)	307	4,107	4,414	1,330	3,084	1988	2011	35 years
Brookdale Yakima	Yakima	WA	—	860	15,276	119	891	15,364	16,255	4,028	12,227	1998	2011	35 years
Brookdale Kenosha	Kenosha	WI	—	551	5,431	3,297	608	8,671	9,279	3,530	5,749	2000	2005	35 years
Brookdale LaCrosse MC	La Crosse	WI	—	621	4,056	1,126	621	5,182	5,803	2,317	3,486	2004	2005	35 years
Brookdale LaCrosse AL	La Crosse	WI	—	644	5,831	2,637	644	8,468	9,112	3,662	5,450	1998	2005	35 years
Brookdale Middleton Century Ave	Middleton	WI	—	360	5,041	—	360	5,041	5,401	1,313	4,088	1997	2011	35 years
Brookdale Onalaska	Onalaska	WI	—	250	4,949	—	250	4,949	5,199	1,282	3,917	1995	2011	35 years
Brookdale Sun Prairie	Sun Prairie	WI	—	350	1,131	—	350	1,131	1,481	355	1,126	1994	2011	35 years
TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			48,497	181,975	1,735,803	113,805	180,918	1,850,665	2,031,583	743,816	1,287,767
SUNRISE SENIORS HOUSING COMMUNITIES
Sunrise of Chandler	Chandler	AZ	—	4,344	14,455	1,293	4,459	15,633	20,092	4,200	15,892	2007	2012	35 years
Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	1,046	2,255	28,595	30,850	10,733	20,117	2007	2007	35 years
Sunrise at River Road	Tucson	AZ	—	2,971	12,399	806	3,000	13,176	16,176	3,327	12,849	2008	2012	35 years
Sunrise at La Costa	Carlsbad	CA	—	4,890	20,590	1,970	5,030	22,420	27,450	8,896	18,554	1999	2007	35 years
Sunrise of Carmichael	Carmichael	CA	—	1,269	14,598	1,065	1,291	15,641	16,932	3,971	12,961	2009	2012	35 years
Sunrise of Fair Oaks	Fair Oaks	CA	—	1,456	23,679	2,730	2,515	25,350	27,865	9,708	18,157	2001	2007	35 years
Sunrise of Mission Viejo	Mission Viejo	CA	—	3,802	24,560	2,158	3,889	26,631	30,520	10,243	20,277	1998	2007	35 years
Sunrise at Canyon Crest	Riverside	CA	—	5,486	19,658	2,479	5,745	21,878	27,623	8,608	19,015	2006	2007	35 years
Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	1,817	1,525	25,235	26,760	9,543	17,217	2007	2007	35 years
Sunrise of San Mateo	San Mateo	CA	—	2,682	35,335	3,325	2,742	38,600	41,342	14,225	27,117	1999	2007	35 years
Sunrise of Sunnyvale	Sunnyvale	CA	—	2,933	34,361	2,224	2,969	36,549	39,518	13,567	25,951	2000	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise at Sterling Canyon	Valencia	CA	—	3,868	29,293	5,046	4,084	34,123	38,207	14,006	24,201	1998	2007	35 years
Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	2,142	5,031	32,768	37,799	12,266	25,533	2004	2007	35 years
Sunrise at Yorba Linda	Yorba Linda	CA	—	1,689	25,240	2,591	1,780	27,740	29,520	10,522	18,998	2002	2007	35 years
Sunrise at Cherry Creek	Denver	CO	—	1,621	28,370	3,585	1,721	31,855	33,576	11,626	21,950	2000	2007	35 years
Sunrise at Pinehurst	Denver	CO	—	1,417	30,885	2,123	1,653	32,772	34,425	12,833	21,592	1998	2007	35 years
Sunrise at Orchard	Littleton	CO	—	1,813	22,183	3,296	1,853	25,439	27,292	9,441	17,851	1997	2007	35 years
Sunrise of Westminster	Westminster	CO	—	2,649	16,243	2,280	2,847	18,325	21,172	7,266	13,906	2000	2007	35 years
Sunrise of Stamford	Stamford	CT	—	4,612	28,533	3,330	5,029	31,446	36,475	12,098	24,377	1999	2007	35 years
Sunrise of Jacksonville	Jacksonville	FL	—	2,390	17,671	1,306	2,420	18,947	21,367	4,630	16,737	2009	2012	35 years
Sunrise at Ivey Ridge	Alpharetta	GA	—	1,507	18,516	1,498	1,517	20,004	21,521	7,873	13,648	1998	2007	35 years
Sunrise of Huntcliff Summit I	Atlanta	GA	—	4,232	66,161	19,554	4,201	85,746	89,947	36,411	53,536	1987	2007	35 years
Sunrise at Huntcliff Summit II	Atlanta	GA	—	2,154	17,137	3,279	2,160	20,410	22,570	7,772	14,798	1998	2007	35 years
Sunrise at East Cobb	Marietta	GA	—	1,797	23,420	1,441	1,806	24,852	26,658	9,729	16,929	1997	2007	35 years
Sunrise of Barrington	Barrington	IL	—	859	15,085	846	892	15,898	16,790	4,117	12,673	2007	2012	35 years
Sunrise of Bloomingdale	Bloomingdale	IL	—	1,287	38,625	2,261	1,382	40,791	42,173	15,561	26,612	2000	2007	35 years
Sunrise of Buffalo Grove	Buffalo Grove	IL	—	2,154	28,021	1,760	2,339	29,596	31,935	11,418	20,517	1999	2007	35 years
Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	4,312	3,504	30,980	34,484	10,887	23,597	2003	2007	35 years
Sunrise of Naperville	Naperville	IL	—	1,946	28,538	2,605	2,624	30,465	33,089	12,100	20,989	1999	2007	35 years
Sunrise of Palos Park	Palos Park	IL	—	2,363	42,205	1,357	2,416	43,509	45,925	16,551	29,374	2001	2007	35 years
Sunrise of Park Ridge	Park Ridge	IL	—	5,533	39,557	3,176	5,707	42,559	48,266	16,285	31,981	1998	2007	35 years
Sunrise of Willowbrook	Willowbrook	IL	—	1,454	60,738	3,781	2,080	63,893	65,973	22,545	43,428	2000	2007	35 years
Sunrise on Old Meridian	Carmel	IN	—	8,550	31,746	1,391	8,581	33,106	41,687	8,389	33,298	2009	2012	35 years
Sunrise of Leawood	Leawood	KS	—	651	16,401	1,340	878	17,514	18,392	4,365	14,027	2006	2012	35 years
Sunrise of Overland Park	Overland Park	KS	—	650	11,015	848	807	11,706	12,513	3,187	9,326	2007	2012	35 years
Sunrise of Baton Rouge	Baton Rouge	LA	—	1,212	23,547	2,045	1,382	25,422	26,804	9,698	17,106	2000	2007	35 years
Sunrise of Columbia	Columbia	MD	—	1,780	23,083	3,863	1,918	26,808	28,726	10,393	18,333	1996	2007	35 years
Sunrise of Rockville	Rockville	MD	—	1,039	39,216	2,917	1,075	42,097	43,172	15,758	27,414	1997	2007	35 years
Sunrise of Arlington	Arlington	MA	—	86	34,393	1,553	107	35,925	36,032	13,668	22,364	2001	2007	35 years
Sunrise of Norwood	Norwood	MA	—	2,230	30,968	2,326	2,356	33,168	35,524	12,608	22,916	1997	2007	35 years
Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	2,370	3,929	29,834	33,763	11,247	22,516	2006	2007	35 years
Sunrise of Cascade	Grand Rapids	MI	—	1,273	21,782	873	1,370	22,558	23,928	5,657	18,271	2007	2012	35 years
Sunrise of Northville	Plymouth	MI	—	1,445	26,090	1,903	1,525	27,913	29,438	10,680	18,758	1999	2007	35 years
Sunrise of Rochester	Rochester	MI	—	2,774	38,666	1,898	2,854	40,484	43,338	15,372	27,966	1998	2007	35 years
Sunrise of Troy	Troy	MI	—	1,758	23,727	2,325	1,860	25,950	27,810	9,504	18,306	2001	2007	35 years
Sunrise of Edina	Edina	MN	—	3,181	24,224	3,752	3,305	27,852	31,157	10,600	20,557	1999	2007	35 years
Sunrise of East Brunswick	East Brunswick	NJ	—	2,784	26,173	2,513	3,030	28,440	31,470	11,253	20,217	1999	2007	35 years
Sunrise of Jackson	Jackson	NJ	—	4,009	15,029	965	4,013	15,990	20,003	4,242	15,761	2008	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Morris Plains	Morris Plains	NJ	—	1,492	32,052	2,852	1,601	34,795	36,396	13,226	23,170	1997	2007	35 years
Sunrise of Old Tappan	Old Tappan	NJ	—	2,985	36,795	3,284	3,177	39,887	43,064	14,833	28,231	1997	2007	35 years
Sunrise of Wall	Wall Township	NJ	—	1,053	19,101	2,232	1,088	21,298	22,386	8,195	14,191	1999	2007	35 years
Sunrise of Wayne	Wayne	NJ	—	1,288	24,990	3,399	1,373	28,304	29,677	10,783	18,894	1996	2007	35 years
Sunrise of Westfield	Westfield	NJ	—	5,057	23,803	3,108	5,185	26,783	31,968	10,205	21,763	1996	2007	35 years
Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	—	3,493	30,801	2,738	3,692	33,340	37,032	12,633	24,399	2000	2007	35 years
Sunrise of North Lynbrook	Lynbrook	NY	—	4,622	38,087	2,945	4,700	40,954	45,654	15,709	29,945	1999	2007	35 years
Sunrise at Fleetwood	Mount Vernon	NY	—	4,381	28,434	2,802	4,646	30,971	35,617	12,297	23,320	1999	2007	35 years
Sunrise of New City	New City	NY	—	1,906	27,323	2,623	1,995	29,857	31,852	11,316	20,536	1999	2007	35 years
Sunrise of Smithtown	Smithtown	NY	—	2,853	25,621	3,346	3,040	28,780	31,820	11,551	20,269	1999	2007	35 years
Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	1,628	7,292	25,483	32,775	12,542	20,233	2006	2007	35 years
Sunrise on Providence	Charlotte	NC	—	1,976	19,472	2,856	1,988	22,316	24,304	8,726	15,578	1999	2007	35 years
Sunrise at North Hills	Raleigh	NC	—	749	37,091	5,448	849	42,439	43,288	16,851	26,437	2000	2007	35 years
Sunrise at Parma	Cleveland	OH	—	695	16,641	1,426	908	17,854	18,762	7,064	11,698	2000	2007	35 years
Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	2,061	862	12,064	12,926	4,852	8,074	2000	2007	35 years
Sunrise of Abington	Abington	PA	—	1,838	53,660	6,417	2,070	59,845	61,915	22,689	39,226	1997	2007	35 years
Sunrise of Blue Bell	Blue Bell	PA	—	1,765	23,920	3,658	1,928	27,415	29,343	10,759	18,584	2006	2007	35 years
Sunrise of Exton	Exton	PA	—	1,123	17,765	2,304	1,209	19,983	21,192	7,821	13,371	2000	2007	35 years
Sunrise of Haverford	Haverford	PA	—	941	25,872	2,510	990	28,333	29,323	11,004	18,319	1997	2007	35 years
Sunrise of Granite Run	Media	PA	—	1,272	31,781	2,576	1,428	34,201	35,629	13,112	22,517	1997	2007	35 years
Sunrise of Lower Makefield	Morrisville	PA	—	3,165	21,337	890	3,174	22,218	25,392	5,775	19,617	2008	2012	35 years
Sunrise of Westtown	West Chester	PA	—	1,547	22,996	2,041	1,576	25,008	26,584	10,038	16,546	1999	2007	35 years
Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	1,373	2,626	29,043	31,669	11,003	20,666	2006	2007	35 years
Sunrise of Fort Worth	Fort Worth	TX	—	2,024	18,587	1,067	2,178	19,500	21,678	5,146	16,532	2007	2012	35 years
Sunrise of Frisco	Frisco	TX	—	2,523	14,547	783	2,561	15,292	17,853	3,703	14,150	2009	2012	35 years
Sunrise of Cinco Ranch	Katy	TX	—	2,512	21,600	1,478	2,580	23,010	25,590	5,929	19,661	2007	2012	35 years
Sunrise at Holladay	Holladay	UT	—	2,542	44,771	1,265	2,581	45,997	48,578	11,480	37,098	2008	2012	35 years
Sunrise of Sandy	Sandy	UT	—	2,576	22,987	400	2,646	23,317	25,963	8,931	17,032	2007	2007	35 years
Sunrise of Alexandria	Alexandria	VA	—	88	14,811	3,356	244	18,011	18,255	7,025	11,230	1998	2007	35 years
Sunrise of Richmond	Richmond	VA	—	1,120	17,446	1,304	1,224	18,646	19,870	7,519	12,351	1999	2007	35 years
Sunrise at Bon Air	Richmond	VA	—	2,047	22,079	1,134	2,032	23,228	25,260	6,009	19,251	2008	2012	35 years
Sunrise of Springfield	Springfield	VA	—	4,440	18,834	2,758	4,545	21,487	26,032	8,588	17,444	1997	2007	35 years
Sunrise of Lynn Valley	Vancouver	BC	—	11,759	37,424	(8,961)	9,181	31,041	40,222	11,752	28,470	2002	2007	35 years
Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	1,826	6,662	33,750	40,412	12,785	27,627	2005	2007	35 years
Sunrise of Victoria	Victoria	BC	—	8,332	29,970	(6,020)	6,592	25,690	32,282	9,827	22,455	2001	2007	35 years
Sunrise of Aurora	Aurora	ON	—	1,570	36,113	(7,197)	1,320	29,166	30,486	10,996	19,490	2002	2007	35 years
Sunrise of Burlington	Burlington	ON	—	1,173	24,448	1,497	1,378	25,740	27,118	9,914	17,204	2001	2007	35 years
Sunrise of Unionville	Markham	ON	—	2,322	41,140	(8,004)	1,964	33,494	35,458	12,836	22,622	2000	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Mississauga	Mississauga	ON	—	3,554	33,631	(6,617)	2,918	27,650	30,568	10,765	19,803	2000	2007	35 years
Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	(5,211)	1,542	22,224	23,766	8,487	15,279	2007	2007	35 years
Sunrise of Oakville	Oakville	ON	—	2,753	37,489	2,135	2,925	39,452	42,377	14,965	27,412	2002	2007	35 years
Sunrise of Richmond Hill	Richmond Hill	ON	—	2,155	41,254	(8,249)	1,834	33,326	35,160	12,766	22,394	2002	2007	35 years
Sunrise of Thornhill	Vaughan	ON	—	2,563	57,513	(9,944)	1,473	48,659	50,132	17,150	32,982	2003	2007	35 years
Sunrise of Windsor	Windsor	ON	—	1,813	20,882	1,962	1,996	22,661	24,657	8,642	16,015	2001	2007	35 years
TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			—	245,515	2,532,176	150,643	249,229	2,679,105	2,928,334	987,778	1,940,556
ATRIA SENIORS HOUSING COMMUNITIES
Atria Regency	Mobile	AL	—	950	11,897	1,741	981	13,607	14,588	4,804	9,784	1996	2011	35 years
Atria Chandler Villas	Chandler	AZ	—	3,650	8,450	2,564	3,769	10,895	14,664	4,554	10,110	1988	2011	35 years
Atria Park of Sierra Pointe	Scottsdale	AZ	—	10,930	65,372	5,722	11,021	71,003	82,024	13,658	68,366	2000	2014	35 years
Atria Campana del Rio	Tucson	AZ	—	5,861	37,284	3,355	5,992	40,508	46,500	13,191	33,309	1964	2011	35 years
Atria Valley Manor	Tucson	AZ	—	1,709	60	1,024	1,768	1,025	2,793	650	2,143	1963	2011	35 years
Atria Bell Court Gardens	Tucson	AZ	—	3,010	30,969	2,535	3,060	33,454	36,514	10,012	26,502	1964	2011	35 years
Atria Burlingame	Burlingame	CA	—	2,494	12,373	1,874	2,579	14,162	16,741	4,790	11,951	1977	2011	35 years
Atria Las Posas	Camarillo	CA	—	4,500	28,436	1,450	4,539	29,847	34,386	8,861	25,525	1997	2011	35 years
Atria Carmichael Oaks	Carmichael	CA	17,263	2,118	49,694	3,337	2,300	52,849	55,149	12,869	42,280	1992	2013	35 years
Atria El Camino Gardens	Carmichael	CA	—	6,930	32,318	15,725	7,215	47,758	54,973	16,341	38,632	1984	2011	35 years
Villa Bonita	Chula Vista	CA	—	2,700	7,994	1,006	1,610	10,090	11,700	2,512	9,188	1989	2011	35 years
Atria Covina	Covina	CA	—	170	4,131	955	262	4,994	5,256	1,968	3,288	1977	2011	35 years
Atria Daly City	Daly City	CA	—	3,090	13,448	1,326	3,102	14,762	17,864	4,786	13,078	1975	2011	35 years
Atria Covell Gardens	Davis	CA	—	2,163	39,657	12,793	2,388	52,225	54,613	18,123	36,490	1987	2011	35 years
Atria Encinitas	Encinitas	CA	—	5,880	9,212	3,219	5,952	12,359	18,311	3,985	14,326	1984	2011	35 years
Atria North Escondido	Escondido	CA	—	1,196	7,155	734	1,215	7,870	9,085	1,939	7,146	2002	2014	35 years
Atria Grass Valley	Grass Valley	CA	10,741	1,965	28,414	1,651	2,020	30,010	32,030	7,346	24,684	2000	2013	35 years
Atria Golden Creek	Irvine	CA	—	6,900	23,544	3,122	6,930	26,636	33,566	8,267	25,299	1985	2011	35 years
Atria Park of Lafayette	Lafayette	CA	18,127	5,679	56,922	2,213	6,416	58,398	64,814	13,477	51,337	2007	2013	35 years
Atria Del Sol	Mission Viejo	CA	—	3,500	12,458	8,751	3,785	20,924	24,709	8,582	16,127	1985	2011	35 years
Atria Newport Plaza	Newport Beach	CA	—	4,534	32,912	1,282	4,569	34,159	38,728	2,339	36,389	1989	2017	35 years
Atria Tamalpais Creek	Novato	CA	—	5,812	24,703	1,236	5,838	25,913	31,751	7,797	23,954	1978	2011	35 years
Atria Park of Pacific Palisades	Pacific Palisades	CA	—	4,458	17,064	1,536	4,489	18,569	23,058	7,552	15,506	2001	2007	35 years
Atria Palm Desert	Palm Desert	CA	—	2,887	9,843	1,563	3,127	11,166	14,293	5,822	8,471	1988	2011	35 years
Atria Hacienda	Palm Desert	CA	—	6,680	85,900	3,914	6,876	89,618	96,494	25,338	71,156	1989	2011	35 years
Atria Paradise	Paradise	CA	—	2,265	28,262	(22,641)	1,995	5,891	7,886	6,203	1,683	1999	2013	35 years
Atria Del Rey	Rancho Cucamonga	CA	—	3,290	17,427	5,938	3,477	23,178	26,655	9,450	17,205	1987	2011	35 years
Mission Hills	Rancho Mirage	CA	—	1,610	9,169	452	6,800	4,431	11,231	1,373	9,858	1996	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Rocklin	Rocklin	CA	18,336	4,427	52,064	1,595	4,473	53,613	58,086	9,383	48,703	2001	2015	35 years
Atria La Jolla	San Diego	CA	—	8,210	46,315	(1,197)	8,216	45,112	53,328	3,142	50,186	1984	2017	35 years
Atria Penasquitos	San Diego	CA	—	2,649	24,067	2,254	2,711	26,259	28,970	1,781	27,189	1991	2017	35 years
Atria Collwood	San Diego	CA	—	290	10,650	1,469	347	12,062	12,409	4,175	8,234	1976	2011	35 years
Atria Rancho Park	San Dimas	CA	—	4,066	14,306	2,248	4,625	15,995	20,620	5,898	14,722	1975	2011	35 years
Regency of Evergreen Valley	San Jose	CA	—	6,800	3,637	1,119	2,700	8,856	11,556	2,719	8,837	1998	2011	35 years
Atria Willow Glen	San Jose	CA	—	8,521	43,168	3,745	8,627	46,807	55,434	12,675	42,759	1976	2011	35 years
Atria San Juan	San Juan Capistrano	CA	—	5,110	29,436	9,015	5,353	38,208	43,561	15,626	27,935	1985	2011	35 years
Atria Hillsdale	San Mateo	CA	—	5,240	15,956	25,600	5,253	41,543	46,796	5,245	41,551	1986	2011	35 years
Atria Santa Clarita	Santa Clarita	CA	—	3,880	38,366	1,738	3,890	40,094	43,984	7,148	36,836	2001	2015	35 years
Atria Sunnyvale	Sunnyvale	CA	—	6,120	30,068	5,355	6,240	35,303	41,543	11,502	30,041	1977	2011	35 years
Atria Park of Tarzana	Tarzana	CA	—	960	47,547	6,461	5,861	49,107	54,968	11,112	43,856	2008	2013	35 years
Atria Park of Vintage Hills	Temecula	CA	—	4,674	44,341	3,105	4,892	47,228	52,120	11,793	40,327	2000	2013	35 years
Atria Park of Grand Oaks	Thousand Oaks	CA	—	5,994	50,309	1,375	6,055	51,623	57,678	12,479	45,199	2002	2013	35 years
Atria Hillcrest	Thousand Oaks	CA	—	6,020	25,635	10,529	6,624	35,560	42,184	14,863	27,321	1987	2011	35 years
Atria Walnut Creek	Walnut Creek	CA	—	6,910	15,797	17,518	7,642	32,583	40,225	15,417	24,808	1978	2011	35 years
Atria Valley View	Walnut Creek	CA	—	7,139	53,914	3,184	7,193	57,044	64,237	24,189	40,048	1977	2011	35 years
Atria Longmont	Longmont	CO	—	2,807	24,877	1,425	2,874	26,235	29,109	6,941	22,168	2009	2012	35 years
Atria Darien	Darien	CT	—	653	37,587	12,187	1,202	49,225	50,427	16,000	34,427	1997	2011	35 years
Atria Larson Place	Hamden	CT	—	1,850	16,098	2,463	1,885	18,526	20,411	6,089	14,322	1999	2011	35 years
Atria Greenridge Place	Rocky Hill	CT	—	2,170	32,553	2,714	2,392	35,045	37,437	10,170	27,267	1998	2011	35 years
Atria Stamford	Stamford	CT	—	1,200	62,432	20,025	1,487	82,170	83,657	22,565	61,092	1975	2011	35 years
Atria Crossroads Place	Waterford	CT	—	2,401	36,495	7,988	2,577	44,307	46,884	15,132	31,752	2000	2011	35 years
Atria Hamilton Heights	West Hartford	CT	—	3,120	14,674	3,933	3,163	18,564	21,727	7,215	14,512	1904	2011	35 years
Atria Windsor Woods	Hudson	FL	—	1,610	32,432	3,595	1,744	35,893	37,637	11,173	26,464	1988	2011	35 years
Atria Park of Baypoint Village	Hudson	FL	—	2,083	28,841	9,966	2,369	38,521	40,890	13,623	27,267	1986	2011	35 years
Atria Park of San Pablo	Jacksonville	FL	—	1,620	14,920	1,310	1,660	16,190	17,850	4,918	12,932	1999	2011	35 years
Atria Park of St. Joseph's	Jupiter	FL	—	5,520	30,720	2,129	5,575	32,794	38,369	8,105	30,264	2007	2013	35 years
Atria Lady Lake	Lady Lake	FL	—	3,752	26,265	1,519	3,769	27,767	31,536	4,811	26,725	2010	2015	35 years
Atria Park of Lake Forest	Sanford	FL	—	3,589	32,586	5,340	4,104	37,411	41,515	11,140	30,375	2002	2011	35 years
Atria Evergreen Woods	Spring Hill	FL	—	2,370	28,371	6,077	2,568	34,250	36,818	11,532	25,286	1981	2011	35 years
Atria North Point	Alpharetta	GA	38,576	4,830	78,318	3,260	4,868	81,540	86,408	16,947	69,461	2007	2014	35 years
Atria Buckhead	Atlanta	GA	—	3,660	5,274	1,449	3,688	6,695	10,383	2,713	7,670	1996	2011	35 years
Atria Park of Tucker	Tucker	GA	—	1,103	20,679	790	1,120	21,452	22,572	5,292	17,280	2000	2013	35 years
Atria Park of Glen Ellyn	Glen Ellyn	IL	—	2,455	34,064	3,293	2,748	37,064	39,812	14,328	25,484	2000	2007	35 years
Atria Newburgh	Newburgh	IN	—	1,150	22,880	1,612	1,155	24,487	25,642	6,899	18,743	1998	2011	35 years
Atria Hearthstone East	Topeka	KS	—	1,150	20,544	1,625	1,241	22,078	23,319	6,825	16,494	1998	2011	35 years
Atria Hearthstone West	Topeka	KS	—	1,230	28,379	2,552	1,267	30,894	32,161	10,075	22,086	1987	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Highland Crossing	Covington	KY	—	1,677	14,393	1,773	1,693	16,150	17,843	5,713	12,130	1988	2011	35 years
Atria Summit Hills	Crestview Hills	KY	—	1,780	15,769	1,270	1,812	17,007	18,819	5,437	13,382	1998	2011	35 years
Atria Elizabethtown	Elizabethtown	KY	—	850	12,510	937	884	13,413	14,297	4,111	10,186	1996	2011	35 years
Atria St. Matthews	Louisville	KY	—	939	9,274	1,391	968	10,636	11,604	4,228	7,376	1998	2011	35 years
Atria Stony Brook	Louisville	KY	—	1,860	17,561	1,333	1,953	18,801	20,754	5,959	14,795	1999	2011	35 years
Atria Springdale	Louisville	KY	—	1,410	16,702	1,604	1,451	18,265	19,716	5,737	13,979	1999	2011	35 years
Atria Kennebunk	Kennebunk	ME	—	1,090	23,496	1,701	1,159	25,128	26,287	7,591	18,696	1998	2011	35 years
Atria Manresa	Annapolis	MD	—	4,193	19,000	2,311	4,465	21,039	25,504	6,579	18,925	1920	2011	35 years
Atria Salisbury	Salisbury	MD	—	1,940	24,500	1,391	1,979	25,852	27,831	7,188	20,643	1995	2011	35 years
Atria Marland Place	Andover	MA	—	1,831	34,592	19,600	1,996	54,027	56,023	21,944	34,079	1996	2011	35 years
Atria Longmeadow Place	Burlington	MA	—	5,310	58,021	2,123	5,387	60,067	65,454	16,527	48,927	1998	2011	35 years
Atria Fairhaven	Fairhaven	MA	—	1,100	16,093	1,104	1,157	17,140	18,297	5,013	13,284	1999	2011	35 years
Atria Woodbriar Place	Falmouth	MA	—	4,630	27,314	5,817	6,433	31,328	37,761	8,712	29,049	2013	2013	35 years
Atria Woodbriar Park	Falmouth	MA	—	1,970	43,693	21,519	2,709	64,473	67,182	20,248	46,934	1975	2011	35 years
Atria Draper Place	Hopedale	MA	—	1,140	17,794	1,872	1,234	19,572	20,806	6,014	14,792	1998	2011	35 years
Atria Merrimack Place	Newburyport	MA	—	2,774	40,645	21,593	4,319	60,693	65,012	11,669	53,343	2000	2011	35 years
Atria Marina Place	Quincy	MA	—	2,590	33,899	2,109	2,780	35,818	38,598	10,474	28,124	1999	2011	35 years
Atria Park of Ann Arbor	Ann Arbor	MI	—	1,703	15,857	1,998	1,837	17,721	19,558	7,516	12,042	2001	2007	35 years
Atria Kinghaven	Riverview	MI	—	1,440	26,260	3,507	1,598	29,609	31,207	9,031	22,176	1987	2011	35 years
Atria Seville	Las Vegas	NV	—	—	796	1,852	14	2,634	2,648	1,888	760	1999	2011	35 years
Atria Summit Ridge	Reno	NV	—	4	407	776	20	1,167	1,187	875	312	1997	2011	35 years
Atria Cranford	Cranford	NJ	—	8,260	61,411	5,689	8,406	66,954	75,360	20,313	55,047	1993	2011	35 years
Atria Tinton Falls	Tinton Falls	NJ	—	6,580	13,258	1,835	6,762	14,911	21,673	5,540	16,133	1999	2011	35 years
Atria Shaker	Albany	NY	—	1,520	29,667	5,279	1,626	34,840	36,466	9,030	27,436	1997	2011	35 years
Atria Crossgate	Albany	NY	—	1,080	20,599	1,247	1,100	21,826	22,926	6,779	16,147	1980	2011	35 years
Atria Woodlands	Ardsley	NY	44,386	7,660	65,581	3,248	7,718	68,771	76,489	20,019	56,470	2005	2011	35 years
Atria Bay Shore	Bay Shore	NY	15,275	4,440	31,983	2,874	4,453	34,844	39,297	10,458	28,839	1900	2011	35 years
Atria Briarcliff Manor	Briarcliff Manor	NY	—	6,560	33,885	3,315	6,725	37,035	43,760	11,188	32,572	1997	2011	35 years
Atria Riverdale	Bronx	NY	—	1,020	24,149	16,568	1,084	40,653	41,737	15,812	25,925	1999	2011	35 years
Atria Delmar Place	Delmar	NY	—	1,201	24,850	1,183	1,223	26,011	27,234	5,565	21,669	2004	2013	35 years
Atria East Northport	East Northport	NY	—	9,960	34,467	19,987	10,250	54,164	64,414	16,866	47,548	1996	2011	35 years
Atria Glen Cove	Glen Cove	NY	—	2,035	25,190	1,400	2,063	26,562	28,625	14,362	14,263	1997	2011	35 years
Atria Great Neck	Great Neck	NY	—	3,390	54,051	28,002	3,482	81,961	85,443	20,008	65,435	1998	2011	35 years
Atria Cutter Mill	Great Neck	NY	—	2,750	47,919	3,412	2,761	51,320	54,081	14,422	39,659	1999	2011	35 years
Atria Huntington	Huntington Station	NY	—	8,190	1,169	2,791	8,232	3,918	12,150	2,849	9,301	1987	2011	35 years
Atria Hertlin Place	Lake Ronkonkoma	NY	—	7,886	16,391	2,489	7,889	18,877	26,766	5,333	21,433	2002	2012	35 years
Atria Lynbrook	Lynbrook	NY	—	3,145	5,489	11,416	3,176	16,874	20,050	2,899	17,151	1996	2011	35 years
Atria Tanglewood	Lynbrook	NY	23,160	4,120	37,348	1,404	4,145	38,727	42,872	10,867	32,005	2005	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria West 86	New York	NY	—	80	73,685	7,374	167	80,972	81,139	24,453	56,686	1998	2011	35 years
Atria on the Hudson	Ossining	NY	—	8,123	63,089	5,143	8,212	68,143	76,355	21,242	55,113	1972	2011	35 years
Atria Plainview	Plainview	NY	—	2,480	16,060	2,209	2,630	18,119	20,749	5,802	14,947	2000	2011	35 years
Atria Rye Brook	Port Chester	NY	—	9,660	74,936	2,691	9,751	77,536	87,287	21,846	65,441	2004	2011	35 years
Atria Kew Gardens	Queens	NY	—	3,051	66,013	9,082	3,079	75,067	78,146	22,113	56,033	1999	2011	35 years
Atria Forest Hills	Queens	NY	—	2,050	16,680	2,099	2,074	18,755	20,829	5,754	15,075	2001	2011	35 years
Atria on Roslyn Harbor	Roslyn	NY	65,000	12,909	72,720	2,969	12,974	75,624	88,598	21,290	67,308	2006	2011	35 years
Atria Guilderland	Slingerlands	NY	—	1,170	22,414	919	1,171	23,332	24,503	6,760	17,743	1950	2011	35 years
Atria South Setauket	South Setauket	NY	—	8,450	14,534	2,146	8,842	16,288	25,130	6,816	18,314	1967	2011	35 years
Atria Southpoint Walk	Durham	NC	—	2,130	25,920	1,544	2,135	27,459	29,594	6,864	22,730	2009	2013	35 years
Atria Oakridge	Raleigh	NC	—	1,482	28,838	1,657	1,519	30,458	31,977	7,684	24,293	2009	2013	35 years
Atria Bethlehem	Bethlehem	PA	—	2,479	22,870	1,141	2,500	23,990	26,490	7,544	18,946	1998	2011	35 years
Atria Center City	Philadelphia	PA	—	3,460	18,291	18,257	3,535	36,473	40,008	10,722	29,286	1964	2011	35 years
Atria South Hills	Pittsburgh	PA	—	880	10,884	1,000	913	11,851	12,764	4,088	8,676	1998	2011	35 years
Atria Bay Spring Village	Barrington	RI	—	2,000	33,400	3,134	2,080	36,454	38,534	11,772	26,762	2000	2011	35 years
Atria Harborhill	East Greenwich	RI	—	2,089	21,702	1,911	2,183	23,519	25,702	7,306	18,396	1835	2011	35 years
Atria Lincoln Place	Lincoln	RI	—	1,440	12,686	1,527	1,475	14,178	15,653	4,894	10,759	2000	2011	35 years
Atria Aquidneck Place	Portsmouth	RI	—	2,810	31,623	1,212	2,814	32,831	35,645	9,159	26,486	1999	2011	35 years
Atria Forest Lake	Columbia	SC	—	670	13,946	1,117	691	15,042	15,733	4,471	11,262	1999	2011	35 years
Atria Weston Place	Knoxville	TN	—	793	7,961	1,629	969	9,414	10,383	3,179	7,204	1993	2011	35 years
Atria at the Arboretum	Austin	TX	—	8,280	61,764	3,477	8,377	65,144	73,521	15,854	57,667	2009	2012	35 years
Atria Carrollton	Carrollton	TX	5,519	360	20,465	1,823	370	22,278	22,648	6,829	15,819	1998	2011	35 years
Atria Grapevine	Grapevine	TX	—	2,070	23,104	2,039	2,092	25,121	27,213	7,161	20,052	1999	2011	35 years
Atria Westchase	Houston	TX	—	2,318	22,278	1,546	2,347	23,795	26,142	7,239	18,903	1999	2011	35 years
Atria Cinco Ranch	Katy	TX	—	3,171	73,287	2,081	3,201	75,338	78,539	12,222	66,317	2010	2015	35 years
Atria Kingwood	Kingwood	TX	—	1,170	4,518	1,064	1,192	5,560	6,752	2,133	4,619	1998	2011	35 years
Atria at Hometown	North Richland Hills	TX	—	1,932	30,382	2,738	1,963	33,089	35,052	8,400	26,652	2007	2013	35 years
Atria Canyon Creek	Plano	TX	—	3,110	45,999	3,756	3,148	49,717	52,865	12,573	40,292	2009	2013	35 years
Atria Cypresswood	Spring	TX	—	880	9,192	648	984	9,736	10,720	3,282	7,438	1996	2011	35 years
Atria Sugar Land	Sugar Land	TX	—	970	17,542	1,059	980	18,591	19,571	5,602	13,969	1999	2011	35 years
Atria Copeland	Tyler	TX	—	1,879	17,901	2,178	1,913	20,045	21,958	5,975	15,983	1997	2011	35 years
Atria Willow Park	Tyler	TX	—	920	31,271	1,862	982	33,071	34,053	9,988	24,065	1985	2011	35 years
Atria Virginia Beach	Virginia Beach	VA	—	1,749	33,004	1,041	1,815	33,979	35,794	10,062	25,732	1998	2011	35 years
Arbour Lake	Calgary	AB	—	2,512	39,188	(3,182)	2,259	36,259	38,518	6,991	31,527	2003	2014	35 years
Canyon Meadows	Calgary	AB	—	1,617	30,803	(2,148)	1,453	28,819	30,272	5,786	24,486	1995	2014	35 years
Churchill Manor	Edmonton	AB	—	2,865	30,482	(2,556)	2,575	28,216	30,791	5,660	25,131	1999	2014	35 years
The View at Lethbridge	Lethbridge	AB	—	2,503	24,770	(2,185)	2,261	22,827	25,088	4,933	20,155	2007	2014	35 years
Victoria Park	Red Deer	AB	—	1,188	22,554	(808)	1,066	21,868	22,934	4,671	18,263	1999	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Ironwood Estates	St. Albert	AB	—	3,639	22,519	(1,093)	3,294	21,771	25,065	4,692	20,373	1998	2014	35 years
Longlake Chateau	Nanaimo	BC	—	1,874	22,910	(1,333)	1,683	21,768	23,451	4,777	18,674	1990	2014	35 years
Prince George Chateau	Prince George	BC	—	2,066	22,761	(1,309)	1,853	21,665	23,518	4,592	18,926	2005	2014	35 years
The Victorian	Victoria	BC	—	3,419	16,351	(610)	3,083	16,077	19,160	3,697	15,463	1988	2014	35 years
The Victorian at McKenzie	Victoria	BC	—	4,801	25,712	(1,349)	4,307	24,857	29,164	5,219	23,945	2003	2014	35 years
Riverheights Terrace	Brandon	MB	—	799	27,708	(1,386)	716	26,405	27,121	5,457	21,664	2001	2014	35 years
Amber Meadow	Winnipeg	MB	—	3,047	17,821	(512)	2,728	17,628	20,356	4,332	16,024	2000	2014	35 years
The Westhaven	Winnipeg	MB	—	871	23,162	(842)	813	22,378	23,191	4,665	18,526	1988	2014	35 years
Ste. Anne's Court	Fredericton	NB	—	1,221	29,626	(1,895)	1,107	27,845	28,952	5,713	23,239	2002	2014	35 years
Chateau de Champlain	St. John	NB	—	796	24,577	(932)	732	23,709	24,441	5,124	19,317	2002	2014	35 years
The Court at Brooklin	Brooklin	ON	—	2,515	35,602	(2,128)	2,279	33,710	35,989	6,613	29,376	2004	2014	35 years
Burlington Gardens	Burlington	ON	—	7,560	50,744	(4,488)	6,788	47,028	53,816	8,789	45,027	2008	2014	35 years
The Court at Rushdale	Hamilton	ON	—	1,799	34,633	(2,280)	1,610	32,542	34,152	6,482	27,670	2004	2014	35 years
Kingsdale Chateau	Kingston	ON	—	2,221	36,272	(2,300)	2,055	34,138	36,193	6,759	29,434	2000	2014	35 years
The Court at Barrhaven	Nepean	ON	—	1,778	33,922	(2,049)	1,652	31,999	33,651	6,564	27,087	2004	2014	35 years
Crystal View Lodge	Nepean	ON	—	1,587	37,243	(1,721)	1,636	35,473	37,109	6,892	30,217	2000	2014	35 years
Stamford Estates	Niagara Falls	ON	—	1,414	29,439	(2,079)	1,266	27,508	28,774	5,504	23,270	2005	2014	35 years
Sherbrooke Heights	Peterborough	ON	—	2,485	33,747	(2,073)	2,232	31,927	34,159	6,515	27,644	2001	2014	35 years
Anchor Pointe	St. Catharines	ON	—	8,214	24,056	(1,676)	7,354	23,240	30,594	5,166	25,428	2000	2014	35 years
The Court at Pringle Creek	Whitby	ON	—	2,965	39,206	(3,211)	2,726	36,234	38,960	7,161	31,799	2002	2014	35 years
La Residence Steger	Saint-Laurent	QC	—	1,995	10,926	1,128	1,845	12,204	14,049	3,244	10,805	1999	2014	35 years
Mulberry Estates	Moose Jaw	SK	—	2,173	31,791	(2,115)	2,053	29,796	31,849	6,067	25,782	2003	2014	35 years
Queen Victoria Estates	Regina	SK	—	3,018	34,109	(2,387)	2,716	32,024	34,740	6,399	28,341	2000	2014	35 years
Primrose Chateau	Saskatoon	SK	—	2,611	32,729	(1,873)	2,405	31,062	33,467	6,218	27,249	1996	2014	35 years
Amberwood	Port Richey	Florida	—	1,320	—	—	1,320	—	1,320	—	1,320	N/A	2011	N/A
Atria Development & Construction Fees			—	—	233	—	—	233	233	—	233	CIP	CIP	CIP
TOTAL FOR ATRIA SENIORS HOUSING COMMUNITIES			256,383	538,180	4,760,171	511,143	554,121	5,255,373	5,809,494	1,458,754	4,350,740
OTHER SENIORS HOUSING COMMUNITIES
Elmcroft of Grayson Valley	Birmingham	AL	—	1,040	19,145	982	1,046	20,121	21,167	5,494	15,673	2000	2011	35 years
Elmcroft of Byrd Springs	Hunstville	AL	—	1,720	11,270	1,279	1,723	12,546	14,269	3,716	10,553	1999	2011	35 years
Elmcroft of Heritage Woods	Mobile	AL	—	1,020	10,241	999	1,025	11,235	12,260	3,360	8,900	2000	2011	35 years
Rosewood Manor	Scottsboro	AL	—	680	4,038	—	680	4,038	4,718	1,084	3,634	1998	2011	35 years
Chandler Memory Care Community	Chandler	AZ	—	2,910	8,882	184	3,094	8,882	11,976	2,418	9,558	2012	2012	35 years
Silver Creek Inn Memory Care Community	Gilbert	AZ	—	890	5,918	—	890	5,918	6,808	1,493	5,315	2012	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Prestige Assisted Living at Green Valley	Green Valley	AZ	—	1,227	13,977	—	1,227	13,977	15,204	2,373	12,831	1998	2014	35 years
Prestige Assisted Living at Lake Havasu City	Lake Havasu	AZ	—	594	14,792	—	594	14,792	15,386	2,496	12,890	1999	2014	35 years
Lakeview Terrace	Lake Havasu City	AZ	—	706	7,810	109	706	7,919	8,625	1,451	7,174	2009	2015	35 years
Arbor Rose	Mesa	AZ	—	1,100	11,880	2,434	1,100	14,314	15,414	5,488	9,926	1999	2011	35 years
The Stratford	Phoenix	AZ	—	1,931	33,576	1,207	1,931	34,783	36,714	5,706	31,008	2001	2014	35 years
Amber Creek Inn Memory Care	Scottsdale	AZ	—	2,310	6,322	677	2,185	7,124	9,309	1,004	8,305	1986	2011	35 years
Prestige Assisted Living at Sierra Vista	Sierra Vista	AZ	—	295	13,224	—	295	13,224	13,519	2,226	11,293	1999	2014	35 years
Rock Creek Memory Care Community	Surprise	AZ	9,876	826	16,353	3	826	16,356	17,182	1,126	16,056	2017	2017	35 years
Elmcroft of Tempe	Tempe	AZ	—	1,090	12,942	1,408	1,098	14,342	15,440	4,257	11,183	1999	2011	35 years
Elmcroft of River Centre	Tucson	AZ	—	1,940	5,195	1,179	1,940	6,374	8,314	2,179	6,135	1999	2011	35 years
West Shores	Hot Springs	AR	—	1,326	10,904	1,825	1,326	12,729	14,055	4,958	9,097	1988	2005	35 years
Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	481	1,258	8,076	9,334	3,004	6,330	1997	2006	35 years
Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	451	204	9,422	9,626	3,523	6,103	1997	2006	35 years
Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	513	1,320	6,206	7,526	2,314	5,212	1997	2006	35 years
Sierra Ridge Memory Care	Auburn	CA	—	681	6,071	—	681	6,071	6,752	1,034	5,718	2011	2014	35 years
Careage Banning	Banning	CA	—	2,970	16,037	—	2,970	16,037	19,007	4,548	14,459	2004	2011	35 years
Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	4,661	1,760	35,130	36,890	11,866	25,024	1987	2006	35 years
Prestige Assisted Living at Chico	Chico	CA	—	1,069	14,929	—	1,069	14,929	15,998	2,529	13,469	1998	2014	35 years
The Meadows Senior Living	Elk Grove	CA	—	1,308	19,667	—	1,308	19,667	20,975	3,293	17,682	2003	2014	35 years
Alder Bay Assisted Living	Eureka	CA	—	1,170	5,228	(70)	1,170	5,158	6,328	1,558	4,770	1997	2011	35 years
Cedarbrook	Fresno	CA	—	1,652	12,613	—	1,652	12,613	14,265	1,201	13,064	2014	2017	35 years
Elmcroft of La Mesa	La Mesa	CA	—	2,431	6,101	204	2,431	6,305	8,736	2,343	6,393	1997	2006	35 years
Grossmont Gardens	La Mesa	CA	—	9,104	59,349	3,198	9,115	62,536	71,651	23,150	48,501	1964	2006	35 years
Palms, The	La Mirada	CA	—	2,700	43,919	—	2,700	43,919	46,619	8,939	37,680	1990	2013	35 years
Prestige Assisted Living at Lancaster	Lancaster	CA	—	718	10,459	—	718	10,459	11,177	1,771	9,406	1999	2014	35 years
Prestige Assisted Living at Marysville	Marysville	CA	—	741	7,467	—	741	7,467	8,208	1,270	6,938	1999	2014	35 years
Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	2,232	1,089	17,681	18,770	5,991	12,779	1974	2006	35 years
Redwood Retirement	Napa	CA	—	2,798	12,639	—	2,798	12,639	15,437	2,620	12,817	1986	2013	35 years
Prestige Assisted Living at Oroville	Oroville	CA	—	638	8,079	—	638	8,079	8,717	1,370	7,347	1999	2014	35 years
Valencia Commons	Rancho Cucamonga	CA	—	1,439	36,363	—	1,439	36,363	37,802	7,382	30,420	2002	2013	35 years
Shasta Estates	Redding	CA	—	1,180	23,463	—	1,180	23,463	24,643	4,769	19,874	2009	2013	35 years
The Vistas	Redding	CA	—	1,290	22,033	—	1,290	22,033	23,323	5,892	17,431	2007	2011	35 years
Elmcroft of Point Loma	San Diego	CA	—	2,117	6,865	(1,770)	6	7,206	7,212	2,659	4,553	1999	2006	35 years
Villa Santa Barbara	Santa Barbara	CA	—	1,219	12,426	5,325	1,219	17,751	18,970	5,791	13,179	1977	2005	35 years
Oak Terrace Memory Care	Soulsbyville	CA	—	1,146	5,275	—	1,146	5,275	6,421	913	5,508	1999	2014	35 years
Skyline Place Senior Living	Sonora	CA	—	1,815	28,472	—	1,815	28,472	30,287	4,788	25,499	1996	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Eagle Lake Village	Susanville	CA	—	1,165	6,719	—	1,165	6,719	7,884	1,585	6,299	2006	2012	35 years
Bonaventure, The	Ventura	CA	—	5,294	32,747	—	5,294	32,747	38,041	6,742	31,299	2005	2013	35 years
Sterling Inn	Victorville	CA	12,558	733	18,564	6,673	733	25,237	25,970	1,712	24,258	1992	2017	35 years
Sterling Commons	Victorville	CA	5,850	768	13,124	—	768	13,124	13,892	1,206	12,686	1994	2017	35 years
Prestige Assisted Living at Visalia	Visalia	CA	—	1,300	8,378	—	1,300	8,378	9,678	1,436	8,242	1998	2014	35 years
Highland Trail	Broomfield	CO	—	2,511	26,431	—	2,511	26,431	28,942	5,400	23,542	2009	2013	35 years
Caley Ridge	Englewood	CO	—	1,157	13,133	—	1,157	13,133	14,290	3,099	11,191	1999	2012	35 years
Garden Square at Westlake	Greeley	CO	—	630	8,211	—	630	8,211	8,841	2,278	6,563	1998	2011	35 years
Garden Square of Greeley	Greeley	CO	—	330	2,735	—	330	2,735	3,065	767	2,298	1995	2011	35 years
Lakewood Estates	Lakewood	CO	—	1,306	21,137	—	1,306	21,137	22,443	4,302	18,141	1988	2013	35 years
Sugar Valley Estates	Loveland	CO	—	1,255	21,837	—	1,255	21,837	23,092	4,442	18,650	2009	2013	35 years
Devonshire Acres	Sterling	CO	—	950	10,092	555	965	10,632	11,597	3,097	8,500	1979	2011	35 years
The Hearth at Gardenside	Branford	CT	—	7,000	31,518	—	7,000	31,518	38,518	8,424	30,094	1999	2011	35 years
The Hearth at Tuxis Pond	Madison	CT	—	1,610	44,322	—	1,610	44,322	45,932	11,386	34,546	2002	2011	35 years
White Oaks	Manchester	CT	—	2,584	34,507	—	2,584	34,507	37,091	7,034	30,057	2007	2013	35 years
Hampton Manor Belleview	Belleview	FL	—	390	8,337	100	390	8,437	8,827	2,274	6,553	1988	2011	35 years
Sabal House	Cantonment	FL	—	430	5,902	—	430	5,902	6,332	1,585	4,747	1999	2011	35 years
Bristol Park of Coral Springs	Coral Springs	FL	—	3,280	11,877	2,331	3,280	14,208	17,488	3,527	13,961	1999	2011	35 years
Stanley House	Defuniak Springs	FL	—	410	5,659	—	410	5,659	6,069	1,518	4,551	1999	2011	35 years
Barrington Terrace of Ft. Myers	Fort Myers	FL	—	2,105	18,190	1,523	2,110	19,708	21,818	3,909	17,909	2001	2015	35 years
The Peninsula	Hollywood	FL	—	3,660	9,122	1,416	3,660	10,538	14,198	3,089	11,109	1972	2011	35 years
Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	547	455	6,452	6,907	2,410	4,497	1998	2006	35 years
Forsyth House	Milton	FL	—	610	6,503	—	610	6,503	7,113	1,731	5,382	1999	2011	35 years
Barrington Terrace of Naples	Naples	FL	—	2,596	18,716	1,670	2,610	20,372	22,982	3,702	19,280	2004	2015	35 years
The Carlisle Naples	Naples	FL	—	8,406	78,091	—	8,406	78,091	86,497	20,212	66,285	1998	2011	35 years
Naples ALZ Development	Naples	FL	—	2,983	—	—	2,983	—	2,983	—	2,983	CIP	CIP	CIP
Hampton Manor at 24th Road	Ocala	FL	—	690	8,767	121	690	8,888	9,578	2,332	7,246	1996	2011	35 years
Hampton Manor at Deerwood	Ocala	FL	—	790	5,605	3,818	983	9,230	10,213	2,179	8,034	2005	2011	35 years
Las Palmas	Palm Coast	FL	—	984	30,009	—	984	30,009	30,993	6,087	24,906	2009	2013	35 years
Elmcroft of Pensacola	Pensacola	FL	—	2,230	2,362	405	2,230	2,767	4,997	872	4,125	1999	2011	35 years
Magnolia House	Quincy	FL	—	400	5,190	—	400	5,190	5,590	1,413	4,177	1999	2011	35 years
Elmcroft of Tallahassee	Tallahassee	FL	—	2,430	17,745	329	2,430	18,074	20,504	4,779	15,725	1999	2011	35 years
Tallahassee Memory Care	Tallahassee	FL	—	640	8,013	71	641	8,083	8,724	1,979	6,745	1999	2011	35 years
Bristol Park of Tamarac	Tamarac	FL	—	3,920	14,130	2,142	3,920	16,272	20,192	4,070	16,122	2000	2011	35 years
Elmcroft of Carrolwood	Tampa	FL	—	5,410	20,944	1,761	5,415	22,700	28,115	6,303	21,812	2001	2011	35 years
Arbor Terrace of Athens	Athens	GA	—	1,767	16,442	632	1,777	17,064	18,841	3,092	15,749	1998	2015	35 years
Arbor Terrace at Cascade	Atlanta	GA	—	3,052	9,040	979	3,057	10,014	13,071	2,589	10,482	1999	2015	35 years
Augusta Gardens	Augusta	GA	—	530	10,262	308	543	10,557	11,100	2,937	8,163	1997	2011	35 years
Benton House of Covington	Covington	GA	—	1,297	11,397	396	1,298	11,792	13,090	2,238	10,852	2009	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Arbor Terrace of Decatur	Decatur	GA	—	3,102	19,599	(668)	1,298	20,735	22,033	3,681	18,352	1990	2015	35 years
Benton House of Douglasville	Douglasville	GA	—	1,697	15,542	175	1,697	15,717	17,414	2,856	14,558	2010	2015	35 years
Elmcroft of Martinez	Martinez	GA	—	408	6,764	825	408	7,589	7,997	2,556	5,441	1997	2007	35 years
Benton House of Newnan	Newnan	GA	—	1,474	17,487	299	1,487	17,773	19,260	3,164	16,096	2010	2015	35 years
Elmcroft of Roswell	Roswell	GA	—	1,867	15,835	385	1,867	16,220	18,087	2,789	15,298	1997	2014	35 years
Benton Village of Stockbridge	Stockbridge	GA	—	2,221	21,989	780	2,232	22,758	24,990	4,224	20,766	2008	2015	35 years
Benton House of Sugar Hill	Sugar Hill	GA	—	2,173	14,937	189	2,181	15,118	17,299	2,899	14,400	2010	2015	35 years
Villas of St. James - Breese, IL	Breese	IL	—	671	6,849	—	671	6,849	7,520	1,437	6,083	2009	2015	35 years
Villas of Holly Brook - Chatham, IL	Chatham	IL	—	1,185	8,910	—	1,185	8,910	10,095	1,922	8,173	2012	2015	35 years
Villas of Holly Brook - Effingham, IL	Effingham	IL	—	508	6,624	—	508	6,624	7,132	1,350	5,782	2011	2015	35 years
Villas of Holly Brook - Herrin, IL	Herrin	IL	—	2,175	9,605	—	2,175	9,605	11,780	2,387	9,393	2012	2015	35 years
Villas of Holly Brook - Marshall, IL	Marshall	IL	—	1,461	4,881	—	1,461	4,881	6,342	1,411	4,931	2012	2015	35 years
Villas of Holly Brook - Newton, IL	Newton	IL	—	458	4,590	—	458	4,590	5,048	1,039	4,009	2011	2015	35 years
Rochester Senior Living at Wyndcrest	Rochester	IL	—	570	6,536	194	570	6,730	7,300	1,375	5,925	2005	2015	35 years
Villas of Holly Brook, Shelbyville, IL	Shelbyville	IL	—	2,292	3,351	—	2,292	3,351	5,643	1,552	4,091	2011	2015	35 years
Elmcroft of Muncie	Muncie	IN	—	244	11,218	593	277	11,778	12,055	4,204	7,851	1998	2007	35 years
Wood Ridge	South Bend	IN	—	590	4,850	(35)	590	4,815	5,405	1,332	4,073	1990	2011	35 years
Elmcroft of Florence (KY)	Florence	KY	—	1,535	21,826	677	1,544	22,494	24,038	3,845	20,193	2010	2014	35 years
Hartland Hills	Lexington	KY	—	1,468	23,929	—	1,468	23,929	25,397	4,870	20,527	2001	2013	35 years
Elmcroft of Mount Washington	Mount Washington	KY	—	758	12,048	764	758	12,812	13,570	2,214	11,356	2005	2014	35 years
Clover Healthcare	Auburn	ME	—	1,400	26,895	876	1,400	27,771	29,171	7,825	21,346	1982	2011	35 years
Gorham House	Gorham	ME	—	1,360	33,147	1,472	1,527	34,452	35,979	8,857	27,122	1990	2011	35 years
Kittery Estates	Kittery	ME	—	1,531	30,811	—	1,531	30,811	32,342	6,262	26,080	2009	2013	35 years
Woods at Canco	Portland	ME	—	1,441	45,578	—	1,441	45,578	47,019	9,244	37,775	2000	2013	35 years
Sentry Inn at York Harbor	York Harbor	ME	—	3,490	19,869	—	3,490	19,869	23,359	5,224	18,135	2000	2011	35 years
Elmcroft of Hagerstown	Hagerstown	MD	—	2,010	1,293	229	1,951	1,581	3,532	562	2,970	1999	2011	35 years
Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	2,680	3,194	1997	2004	30 years
Devonshire Estates	Lenox	MA	—	1,832	31,124	—	1,832	31,124	32,956	6,333	26,623	1998	2013	35 years
Elmcroft of Downriver	Brownstown Charter Township	MI	—	320	32,652	1,249	371	33,850	34,221	8,860	25,361	2000	2011	35 years
Independence Village of East Lansing	East Lansing	MI	—	1,956	18,122	398	1,956	18,520	20,476	4,295	16,181	1989	2012	35 years
Primrose Austin	Austin	MN	—	2,540	11,707	443	2,540	12,150	14,690	3,150	11,540	2002	2011	35 years
Primrose Duluth	Duluth	MN	—	6,190	8,296	257	6,245	8,498	14,743	2,483	12,260	2003	2011	35 years
Primrose Mankato	Mankato	MN	—	1,860	8,920	352	1,860	9,272	11,132	2,649	8,483	1999	2011	35 years
Lodge at White Bear	White Bear Lake	MN	—	732	24,999	—	732	24,999	25,731	5,069	20,662	2002	2013	35 years
Assisted Living at the Meadowlands - O'Fallon, MO	O'Fallon	MO	—	2,326	14,158	—	2,326	14,158	16,484	2,967	13,517	1999	2015	35 years
Canyon Creek Inn Memory Care	Billings	MT	—	420	11,217	7	420	11,224	11,644	2,866	8,778	2011	2011	35 years
Spring Creek Inn Alzheimer's Community	Bozeman	MT	—	1,345	16,877	—	1,345	16,877	18,222	1,598	16,624	2010	2017	35 years
The Springs at Missoula	Missoula	MT	15,922	1,975	34,390	2,076	1,975	36,466	38,441	8,444	29,997	2004	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Crown Pointe	Omaha	NE	—	1,316	11,950	2,418	1,316	14,368	15,684	5,397	10,287	1985	2005	35 years
Prestige Assisted Living at Mira Loma	Henderson	NV	—	1,279	12,558	—	1,279	12,558	13,837	1,584	12,253	1998	2016	35 years
Birch Heights	Derry	NH	—	1,413	30,267	—	1,413	30,267	31,680	6,150	25,530	2009	2013	35 years
Bear Canyon Estates	Albuquerque	NM	—	1,879	36,223	—	1,879	36,223	38,102	7,364	30,738	1997	2013	35 years
The Woodmark at Uptown	Albuquerque	NM	—	2,439	33,276	1,473	2,471	34,717	37,188	6,055	31,133	2000	2015	35 years
Elmcroft of Quintessence	Albuquerque	NM	—	1,150	26,527	1,103	1,165	27,615	28,780	7,317	21,463	1998	2011	35 years
The Amberleigh	Buffalo	NY	—	3,498	19,097	6,790	3,498	25,887	29,385	8,822	20,563	1988	2005	35 years
Brookdale Battery Park City	New York	NY	116,100	2,903	186,978	1,100	2,903	188,078	190,981	7,421	183,560	2000	2018	35 years
The Hearth at Castle Gardens	Vestal	NY	—	1,830	20,312	2,230	1,885	22,487	24,372	7,396	16,976	1994	2011	35 years
Elmcroft of Asheboro	Asheboro	NC	—	680	15,370	183	680	15,553	16,233	3,758	12,475	1998	2011	35 years
Arbor Terrace of Asheville	Asheville	NC	—	1,365	15,679	831	1,365	16,510	17,875	3,121	14,754	1998	2015	35 years
Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	441	250	5,518	5,768	2,053	3,715	1997	2006	35 years
Elmcroft of Cramer Mountain	Cramerton	NC	—	530	18,225	(67)	530	18,158	18,688	4,438	14,250	1999	2011	35 years
Elmcroft of Harrisburg	Harrisburg	NC	—	1,660	15,130	299	1,660	15,429	17,089	3,710	13,379	1997	2011	35 years
Elmcroft of Hendersonville (NC)	Hendersonville	NC	—	2,210	7,372	55	2,210	7,427	9,637	1,873	7,764	2005	2011	35 years
Elmcroft of Hillsborough	Hillsborough	NC	—	1,450	19,754	(56)	1,450	19,698	21,148	4,870	16,278	2005	2011	35 years
Willow Grove	Matthews	NC	—	763	27,544	—	763	27,544	28,307	5,584	22,723	2009	2013	35 years
Elmcroft of Newton	Newton	NC	—	540	14,935	133	540	15,068	15,608	3,643	11,965	2000	2011	35 years
Independence Village of Olde Raleigh	Raleigh	NC	—	1,989	18,648	—	1,989	18,648	20,637	4,296	16,341	1991	2012	35 years
Elmcroft of Northridge	Raleigh	NC	—	184	3,592	2,029	207	5,598	5,805	1,666	4,139	1984	2006	35 years
Elmcroft of Salisbury	Salisbury	NC	—	1,580	25,026	114	1,580	25,140	26,720	6,092	20,628	1999	2011	35 years
Elmcroft of Shelby	Shelby	NC	—	660	15,471	11	660	15,482	16,142	3,797	12,345	2000	2011	35 years
Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	725	1,196	11,491	12,687	3,208	9,479	1998	2010	35 years
Elmcroft of Southport	Southport	NC	—	1,330	10,356	(17)	1,330	10,339	11,669	2,597	9,072	2005	2011	35 years
Primrose Bismarck	Bismarck	ND	—	1,210	9,768	255	1,210	10,023	11,233	2,709	8,524	1994	2011	35 years
Wellington ALF - Minot ND	Minot	ND	—	3,241	9,509	—	3,241	9,509	12,750	2,465	10,285	2005	2015	35 years
Elmcroft of Lima	Lima	OH	—	490	3,368	471	490	3,839	4,329	1,420	2,909	1998	2006	35 years
Elmcroft of Ontario	Mansfield	OH	—	523	7,968	426	523	8,394	8,917	3,146	5,771	1998	2006	35 years
Elmcroft of Medina	Medina	OH	—	661	9,788	626	661	10,414	11,075	3,904	7,171	1999	2006	35 years
Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	656	1,235	13,267	14,502	4,972	9,530	1998	2006	35 years
Elmcroft of Sagamore Hills	Sagamore Hills	OH	—	980	12,604	825	980	13,429	14,409	5,023	9,386	2000	2006	35 years
Elmcroft of Lorain	Vermilion	OH	—	500	15,461	1,116	557	16,520	17,077	4,786	12,291	2000	2011	35 years
Gardens at Westlake Senior Living	Westlake	OH	—	2,401	20,640	623	2,415	21,249	23,664	4,067	19,597	1987	2015	35 years
Elmcroft of Xenia	Xenia	OH	—	653	2,801	712	653	3,513	4,166	1,299	2,867	1999	2006	35 years
Arbor House of Mustang	Mustang	OK	—	372	3,587	—	372	3,587	3,959	808	3,151	1999	2012	35 years
Arbor House of Norman	Norman	OK	—	444	7,525	—	444	7,525	7,969	1,688	6,281	2000	2012	35 years
Arbor House Reminisce Center	Norman	OK	—	438	3,028	—	438	3,028	3,466	685	2,781	2004	2012	35 years
Arbor House of Midwest City	Oklahoma City	OK	—	544	9,133	—	544	9,133	9,677	2,049	7,628	2004	2012	35 years
Mansion at Waterford	Oklahoma City	OK	—	2,077	14,184	—	2,077	14,184	16,261	3,347	12,914	1999	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Meadowbrook Place	Baker City	OR	—	1,430	5,311	—	1,430	5,311	6,741	910	5,831	1965	2014	35 years
Edgewood Downs	Beaverton	OR	—	2,356	15,476	—	2,356	15,476	17,832	3,183	14,649	1978	2013	35 years
Princeton Village Assisted Living	Clackamas	OR	2,427	1,126	10,283	92	1,126	10,375	11,501	1,935	9,566	1999	2015	35 years
Bayside Terrace Assisted Living	Coos Bay	OR	—	498	2,795	519	498	3,314	3,812	699	3,113	2006	2015	35 years
Ocean Ridge Assisted Living	Coos Bay	OR	—	2,681	10,941	23	2,681	10,964	13,645	2,548	11,097	2006	2015	35 years
Avamere at Hillsboro	Hillsboro	OR	—	4,400	8,353	1,413	4,400	9,766	14,166	2,939	11,227	2000	2011	35 years
The Springs at Tanasbourne	Hillsboro	OR	31,754	4,689	55,035	—	4,689	55,035	59,724	13,789	45,935	2009	2013	35 years
The Arbor at Avamere Court	Keizer	OR	—	922	6,460	110	1,135	6,357	7,492	1,326	6,166	2012	2014	35 years
Pelican Pointe	Klamath Falls	OR	11,128	943	26,237	166	943	26,403	27,346	4,556	22,790	2011	2015	35 years
The Stafford	Lake Oswego	OR	—	1,800	16,122	802	1,806	16,918	18,724	4,680	14,044	2008	2011	35 years
The Springs at Clackamas Woods	Milwaukie	OR	14,238	1,264	22,429	3,194	1,381	25,506	26,887	5,574	21,313	1999	2012	35 years
Clackamas Woods Assisted Living	Milwaukie	OR	7,666	681	12,077	—	681	12,077	12,758	2,829	9,929	1999	2012	35 years
Pheasant Pointe Assisted Living	Molalla	OR	—	904	7,433	242	904	7,675	8,579	1,324	7,255	1998	2015	35 years
Avamere at Newberg	Newberg	OR	—	1,320	4,664	641	1,342	5,283	6,625	1,779	4,846	1999	2011	35 years
Avamere Living at Berry Park	Oregon City	OR	—	1,910	4,249	2,316	1,910	6,565	8,475	2,217	6,258	1972	2011	35 years
McLoughlin Place Senior Living	Oregon City	OR	—	2,418	26,819	—	2,418	26,819	29,237	4,537	24,700	1997	2014	35 years
Avamere at Bethany	Portland	OR	—	3,150	16,740	257	3,150	16,997	20,147	4,691	15,456	2002	2011	35 years
Cedar Village Assisted Living	Salem	OR	—	868	12,652	19	868	12,671	13,539	2,030	11,509	1999	2015	35 years
Redwood Heights Assisted Living	Salem	OR	—	1,513	16,774	(175)	1,513	16,599	18,112	2,657	15,455	1999	2015	35 years
Avamere at Sandy	Sandy	OR	—	1,000	7,309	345	1,000	7,654	8,654	2,305	6,349	1999	2011	35 years
Suzanne Elise ALF	Seaside	OR	—	1,940	4,027	627	1,945	4,649	6,594	1,490	5,104	1998	2011	35 years
Necanicum Village	Seaside	OR	—	2,212	7,311	270	2,212	7,581	9,793	1,367	8,426	2001	2015	35 years
Avamere at Sherwood	Sherwood	OR	—	1,010	7,051	638	1,010	7,689	8,699	2,228	6,471	2000	2011	35 years
Chateau Gardens	Springfield	OR	—	1,550	4,197	—	1,550	4,197	5,747	1,123	4,624	1991	2011	35 years
Avamere at St Helens	St. Helens	OR	—	1,410	10,496	502	1,410	10,998	12,408	3,195	9,213	2000	2011	35 years
Flagstone Senior Living	The Dalles	OR	—	1,631	17,786	—	1,631	17,786	19,417	3,003	16,414	1991	2014	35 years
Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	391	1,171	6,077	7,248	2,255	4,993	1986	2006	35 years
Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	519	1,394	9,105	10,499	3,365	7,134	1998	2006	35 years
Elmcroft of Berwick	Berwick	PA	—	111	6,741	396	111	7,137	7,248	2,642	4,606	1998	2006	35 years
Elmcroft of Bridgeville	Bridgeville	PA	—	1,660	12,624	585	1,660	13,209	14,869	3,294	11,575	1999	2011	35 years
Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	543	432	8,340	8,772	3,091	5,681	1998	2006	35 years
Elmcroft of Altoona	Duncansville	PA	—	331	4,729	540	331	5,269	5,600	1,931	3,669	1997	2006	35 years
Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	481	249	7,808	8,057	2,926	5,131	1999	2006	35 years
Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	512	232	6,178	6,410	2,264	4,146	1999	2006	35 years
Lehigh Commons	Macungie	PA	—	420	4,406	450	420	4,856	5,276	2,895	2,381	1997	2004	30 years
Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	443	413	3,855	4,268	1,439	2,829	1999	2006	35 years
Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	4,933	5,297	1997	2004	30 years
Elmcroft of Mid Valley	Peckville	PA	—	619	11,662	285	619	11,947	12,566	2,013	10,553	1998	2014	35 years
Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	1,807	1,786	1997	2004	30 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	2,401	2,370	1997	2004	30 years
Mifflin Court	Reading	PA	—	689	4,265	351	689	4,616	5,305	2,368	2,937	1997	2004	35 years
Elmcroft of Reading	Reading	PA	—	638	4,942	422	638	5,364	6,002	1,977	4,025	1998	2006	35 years
Elmcroft of Reedsville	Reedsville	PA	—	189	5,170	437	189	5,607	5,796	2,083	3,713	1998	2006	35 years
Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	514	209	8,142	8,351	3,014	5,337	1999	2006	35 years
Elmcroft of State College	State College	PA	—	320	7,407	389	320	7,796	8,116	2,912	5,204	1997	2006	35 years
Elmcroft of York	York	PA	—	1,260	6,923	232	1,260	7,155	8,415	1,810	6,605	1999	2011	35 years
The Garden House	Anderson	SC	—	969	15,613	236	974	15,844	16,818	2,933	13,885	2000	2015	35 years
Forest Pines	Columbia	SC	—	1,058	27,471	—	1,058	27,471	28,529	5,576	22,953	1998	2013	35 years
Elmcroft of Florence SC	Florence	SC	—	108	7,620	1,095	122	8,701	8,823	3,283	5,540	1998	2006	35 years
Carolina Gardens at Garden City	Murrells Inlet	SC	—	1,095	8,618	—	1,095	8,618	9,713	27	9,686	1999	2019	35 years
Carolina Gardens at Rock Hill	Rock Hill	SC	—	790	9,568	—	790	9,568	10,358	30	10,328	2008	2019	35 years
Primrose Aberdeen	Aberdeen	SD	—	850	659	235	850	894	1,744	472	1,272	1991	2011	35 years
Primrose Place	Aberdeen	SD	—	310	3,242	53	310	3,295	3,605	912	2,693	2000	2011	35 years
Primrose Rapid City	Rapid City	SD	—	860	8,722	88	860	8,810	9,670	2,446	7,224	1997	2011	35 years
Primrose Sioux Falls	Sioux Falls	SD	—	2,180	12,936	315	2,180	13,251	15,431	3,731	11,700	2002	2011	35 years
Elmcroft of Bristol	Bristol	TN	—	470	16,006	411	470	16,417	16,887	4,014	12,873	1999	2011	35 years
Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	494	87	4,742	4,829	1,763	3,066	1998	2006	35 years
Elmcroft of Shallowford	Chattanooga	TN	—	580	7,568	1,070	585	8,633	9,218	2,781	6,437	1999	2011	35 years
Elmcroft of Hendersonville	Hendersonville	TN	—	600	5,304	836	600	6,140	6,740	1,054	5,686	1999	2014	35 years
Regency House	Hixson	TN	—	140	6,611	—	140	6,611	6,751	1,764	4,987	2000	2011	35 years
Elmcroft of Jackson	Jackson	TN	—	768	16,840	885	786	17,707	18,493	3,027	15,466	1998	2014	35 years
Elmcroft of Johnson City	Johnson City	TN	—	590	10,043	372	601	10,404	11,005	2,552	8,453	1999	2011	35 years
Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	571	22	8,386	8,408	3,117	5,291	2000	2006	35 years
Arbor Terrace of Knoxville	Knoxville	TN	—	590	15,862	1,009	590	16,871	17,461	3,176	14,285	1997	2015	35 years
Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	862	456	11,542	11,998	4,321	7,677	2000	2006	35 years
Elmcroft of Halls	Knoxville	TN	—	387	4,948	506	387	5,454	5,841	958	4,883	1998	2014	35 years
Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	1,098	200	8,164	8,364	3,077	5,287	2000	2006	35 years
Elmcroft of Bartlett	Memphis	TN	—	570	25,552	1,073	570	26,625	27,195	7,054	20,141	1999	2011	35 years
Kennington Place	Memphis	TN	—	1,820	4,748	815	1,820	5,563	7,383	2,467	4,916	1989	2011	35 years
The Glenmary	Memphis	TN	—	510	5,860	3,124	510	8,984	9,494	2,624	6,870	1964	2011	35 years
Elmcroft of Murfreesboro	Murfreesboro	TN	—	940	8,030	228	940	8,258	9,198	2,044	7,154	1999	2011	35 years
Elmcroft of Brentwood	Nashville	TN	—	960	22,020	1,807	973	23,814	24,787	6,449	18,338	1998	2011	35 years
Elmcroft of Arlington	Arlington	TX	—	2,650	14,060	1,038	2,654	15,094	17,748	4,406	13,342	1998	2011	35 years
Meadowbrook ALZ	Arlington	TX	—	755	4,677	940	755	5,617	6,372	1,250	5,122	2012	2012	35 years
Elmcroft of Austin	Austin	TX	—	2,770	25,820	1,274	2,770	27,094	29,864	7,345	22,519	2000	2011	35 years
Elmcroft of Bedford	Bedford	TX	—	770	19,691	1,554	770	21,245	22,015	5,885	16,130	1999	2011	35 years
Highland Estates	Cedar Park	TX	—	1,679	28,943	—	1,679	28,943	30,622	5,888	24,734	2009	2013	35 years
Elmcroft of Rivershire	Conroe	TX	—	860	32,671	1,163	860	33,834	34,694	9,074	25,620	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Flower Mound	Flower Mound	TX	—	900	5,512	—	900	5,512	6,412	1,499	4,913	1995	2011	35 years
Bridgewater Memory Care	Granbury	TX	—	390	8,186	—	390	8,186	8,576	1,834	6,742	2007	2012	35 years
Copperfield Estates	Houston	TX	—	1,216	21,135	—	1,216	21,135	22,351	4,299	18,052	2009	2013	35 years
Elmcroft of Braeswood	Houston	TX	—	3,970	15,919	1,417	3,970	17,336	21,306	4,942	16,364	1999	2011	35 years
Elmcroft of Cy-Fair	Houston	TX	—	1,580	21,801	1,358	1,593	23,146	24,739	6,213	18,526	1998	2011	35 years
Whitley Place	Keller	TX	—	—	5,100	773	—	5,873	5,873	1,902	3,971	1998	2008	35 years
Elmcroft of Lake Jackson	Lake Jackson	TX	—	710	14,765	1,209	710	15,974	16,684	4,462	12,222	1998	2011	35 years
Polo Park Estates	Midland	TX	—	765	29,447	—	765	29,447	30,212	5,969	24,243	1996	2013	35 years
Arbor Hills Memory Care Community	Plano	TX	—	1,014	5,719	—	1,014	5,719	6,733	1,206	5,527	2013	2013	35 years
Lakeshore Assisted Living and Memory Care	Rockwall	TX	—	1,537	12,883	—	1,537	12,883	14,420	2,908	11,512	2009	2012	35 years
Elmcroft of Windcrest	San Antonio	TX	—	920	13,011	1,058	925	14,064	14,989	4,144	10,845	1999	2011	35 years
Paradise Springs	Spring	TX	—	1,488	24,556	—	1,488	24,556	26,044	4,997	21,047	2008	2013	35 years
Canyon Creek Memory Care	Temple	TX	—	473	6,750	—	473	6,750	7,223	1,516	5,707	2008	2012	35 years
Elmcroft of Cottonwood	Temple	TX	—	630	17,515	1,005	630	18,520	19,150	5,101	14,049	1997	2011	35 years
Elmcroft of Mainland	Texas City	TX	—	520	14,849	1,273	523	16,119	16,642	4,533	12,109	1996	2011	35 years
Elmcroft of Victoria	Victoria	TX	—	440	13,040	1,182	446	14,216	14,662	3,996	10,666	1997	2011	35 years
Windsor Court Senior Living	Weatherford	TX	—	233	3,347	—	233	3,347	3,580	752	2,828	1994	2012	35 years
Elmcroft of Wharton	Wharton	TX	—	320	13,799	1,011	320	14,810	15,130	4,340	10,790	1996	2011	35 years
Mountain Ridge	South Ogden	UT	—	1,243	24,659	99	1,243	24,758	26,001	4,140	21,861	2001	2014	35 years
Elmcroft of Chesterfield	Richmond	VA	—	829	6,534	556	836	7,083	7,919	2,639	5,280	1999	2006	35 years
Pheasant Ridge	Roanoke	VA	—	1,813	9,027	—	1,813	9,027	10,840	2,130	8,710	1999	2012	35 years
Cascade Valley Senior Living	Arlington	WA	—	1,413	6,294	—	1,413	6,294	7,707	1,059	6,648	1995	2014	35 years
The Bellingham at Orchard	Bellingham	WA	—	3,383	17,553	(10)	3,381	17,545	20,926	2,684	18,242	1999	2015	35 years
Bay Pointe Retirement	Bremerton	WA	—	2,114	21,006	(23)	2,114	20,983	23,097	3,160	19,937	1999	2015	35 years
Edmonds Landing	Edmonds	WA	—	4,273	27,852	(188)	4,273	27,664	31,937	4,029	27,908	2001	2015	35 years
The Terrace at Beverly Lake	Everett	WA	—	1,515	12,520	35	1,514	12,556	14,070	1,902	12,168	1998	2015	35 years
Madison House	Kirkland	WA	—	4,291	26,787	782	4,351	27,509	31,860	2,596	29,264	1978	2017	35 years
Delaware Plaza	Longview	WA	4,021	620	5,116	136	815	5,057	5,872	582	5,290	1972	2017	35 years
Canterbury Gardens	Longview	WA	5,451	444	13,715	157	444	13,872	14,316	1,300	13,016	1998	2017	35 years
Canterbury Inn	Longview	WA	14,568	1,462	34,664	837	1,462	35,501	36,963	3,317	33,646	1989	2017	35 years
Canterbury Park	Longview	WA	—	969	30,109	—	969	30,109	31,078	2,836	28,242	2000	2017	35 years
Bishop Place Senior Living	Pullman	WA	—	1,780	33,608	—	1,780	33,608	35,388	5,556	29,832	1998	2014	35 years
Willow Gardens	Puyallup	WA	—	1,959	35,492	—	1,959	35,492	37,451	7,218	30,233	1996	2013	35 years
Clearwater Springs	Vancouver	WA	—	1,269	9,840	(126)	1,269	9,714	10,983	1,599	9,384	2003	2015	35 years
Cascade Inn	Vancouver	WA	12,378	3,201	19,024	2,321	3,527	21,019	24,546	2,263	22,283	1979	2017	35 years
The Hampton & Ashley Inn	Vancouver	WA	—	1,855	21,047	—	1,855	21,047	22,902	1,974	20,928	1992	2017	35 years
The Hampton at Salmon Creek	Vancouver	WA	11,636	1,256	21,686	—	1,256	21,686	22,942	1,852	21,090	2013	2017	35 years
Elmcroft of Teays Valley	Hurricane	WV	—	1,950	14,489	365	1,955	14,849	16,804	3,657	13,147	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	699	248	9,019	9,267	3,315	5,952	1999	2006	35 years
Matthews of Appleton I	Appleton	WI	—	130	1,834	(41)	130	1,793	1,923	527	1,396	1996	2011	35 years
Matthews of Appleton II	Appleton	WI	—	140	2,016	301	140	2,317	2,457	651	1,806	1997	2011	35 years
Hunters Ridge	Beaver Dam	WI	—	260	2,380	—	260	2,380	2,640	667	1,973	1998	2011	35 years
Azura Memory Care of Beloit	Beloit	WI	—	150	4,356	427	191	4,742	4,933	1,202	3,731	1990	2011	35 years
Azura Memory Care of Clinton	Clinton	WI	—	290	4,390	—	290	4,390	4,680	1,147	3,533	1991	2011	35 years
Creekside	Cudahy	WI	—	760	1,693	—	760	1,693	2,453	509	1,944	2001	2011	35 years
Azura Memory Care of Eau Claire	Eau Claire	WI	—	210	6,259	—	210	6,259	6,469	1,609	4,860	1996	2011	35 years
Azura Memory Care of Eau Claire II	Eau Claire	WI	—	1,188	6,654	—	1,188	6,654	7,842	201	7,641	2019	2019	35 years
Chapel Valley	Fitchburg	WI	—	450	2,372	—	450	2,372	2,822	673	2,149	1998	2011	35 years
Matthews of Milwaukee II	Fox Point	WI	—	1,810	943	37	1,820	970	2,790	397	2,393	1999	2011	35 years
Laurel Oaks	Glendale	WI	—	2,390	43,587	5,130	2,510	48,597	51,107	12,828	38,279	1988	2011	35 years
Layton Terrace	Greenfield	WI	—	3,490	39,201	566	3,480	39,777	43,257	10,562	32,695	1999	2011	35 years
Matthews of Hartland	Hartland	WI	—	640	1,663	43	652	1,694	2,346	601	1,745	1985	2011	35 years
Matthews of Horicon	Horicon	WI	—	340	3,327	(95)	345	3,227	3,572	1,018	2,554	2002	2011	35 years
Jefferson	Jefferson	WI	—	330	2,384	—	330	2,384	2,714	668	2,046	1997	2011	35 years
Azura Memory Care of Kenosha	Kenosha	WI	—	710	3,254	3,765	1,165	6,564	7,729	1,656	6,073	1996	2011	35 years
Azura Memory Care of Manitowoc	Manitowoc	WI	—	140	1,520	—	140	1,520	1,660	418	1,242	1997	2011	35 years
The Arboretum	Menomonee Falls	WI	—	5,640	49,083	2,158	5,640	51,241	56,881	14,173	42,708	1989	2011	35 years
Matthews of Milwaukee I	Milwaukee	WI	—	1,800	935	119	1,800	1,054	2,854	416	2,438	1999	2011	35 years
Hart Park Square	Milwaukee	WI	—	1,900	21,628	69	1,900	21,697	23,597	5,749	17,848	2005	2011	35 years
Azura Memory Care of Monroe	Monroe	WI	—	490	4,964	—	490	4,964	5,454	1,309	4,145	1990	2011	35 years
Matthews of Neenah I	Neenah	WI	—	710	1,157	64	713	1,218	1,931	439	1,492	2006	2011	35 years
Matthews of Neenah II	Neenah	WI	—	720	2,339	(50)	720	2,289	3,009	743	2,266	2007	2011	35 years
Matthews of Irish Road	Neenah	WI	—	320	1,036	87	320	1,123	1,443	412	1,031	2001	2011	35 years
Matthews of Oak Creek	Oak Creek	WI	—	800	2,167	(2)	812	2,153	2,965	655	2,310	1997	2011	35 years
Azura Memory Care of Oak Creek	Oak Creek	WI	—	733	6,248	11	733	6,259	6,992	940	6,052	2017	2017	35 years
Azura Memory Care of Oconomowoc	Oconomowoc	WI	—	400	1,596	4,674	709	5,961	6,670	1,176	5,494	2016	2015	35 years
Wilkinson Woods of Oconomowoc	Oconomowoc	WI	—	1,100	12,436	157	1,100	12,593	13,693	3,342	10,351	1992	2011	35 years
Azura Memory Care of Oshkosh	Oshkosh	WI	—	190	949	—	190	949	1,139	319	820	1993	2011	35 years
Matthews of Pewaukee	Pewaukee	WI	—	1,180	4,124	206	1,197	4,313	5,510	1,354	4,156	2001	2011	35 years
Azura Memory Care of Sheboygan	Sheboygan	WI	—	1,060	6,208	1,400	1,060	7,608	8,668	1,648	7,020	1995	2011	35 years
Matthews of St. Francis I	St. Francis	WI	—	1,370	1,428	(113)	1,389	1,296	2,685	457	2,228	2000	2011	35 years
Matthews of St. Francis II	St. Francis	WI	—	1,370	1,666	15	1,377	1,674	3,051	550	2,501	2000	2011	35 years
Howard Village of St. Francis	St. Francis	WI	—	2,320	17,232	—	2,320	17,232	19,552	4,649	14,903	2001	2011	35 years
Azura Memory Care of Stoughton	Stoughton	WI	—	450	3,191	—	450	3,191	3,641	896	2,745	1992	2011	35 years
Oak Hill Terrace	Waukesha	WI	—	2,040	40,298	—	2,040	40,298	42,338	10,726	31,612	1985	2011	35 years
Azura Memory Care of Wausau	Wausau	WI	—	350	3,413	—	350	3,413	3,763	909	2,854	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Library Square	West Allis	WI	—	1,160	23,714	—	1,160	23,714	24,874	6,240	18,634	1996	2011	35 years
Matthews of Wrightstown	Wrightstown	WI	—	140	376	12	140	388	528	182	346	1999	2011	35 years
Garden Square Assisted Living of Casper	Casper	WY	—	355	3,197	—	355	3,197	3,552	814	2,738	1996	2011	35 years
Whispering Chase	Cheyenne	WY	—	1,800	20,354	—	1,800	20,354	22,154	4,156	17,998	2008	2013	35 years
Ashridge Court	Bexhill-on-Sea	SXE	—	2,274	4,791	(705)	2,047	4,313	6,360	837	5,523	2010	2015	40 years
Inglewood Nursing Home	Eastbourne	SXE	—	1,908	3,021	(491)	1,718	2,720	4,438	608	3,830	2010	2015	40 years
Pentlow Nursing Home	Eastbourne	SXE	—	1,964	2,462	(441)	1,768	2,217	3,985	526	3,459	2007	2015	40 years
Willows Care Home	Romford	ESX	—	4,695	6,983	(1,164)	4,227	6,287	10,514	1,119	9,395	1986	2015	40 years
Cedars Care Home	Southend-on-Sea	ESX	—	2,649	4,925	(755)	2,385	4,434	6,819	813	6,006	2014	2015	40 years
Mayflower Care Home	Northfleet	GSD	—	4,330	7,519	(1,180)	3,899	6,770	10,669	1,228	9,441	2012	2015	40 years
Maples Care Home	Bexleyheath	KNT	—	5,042	7,525	(1,252)	4,540	6,775	11,315	1,217	10,098	2007	2015	40 years
Barty House Nursing Home	Maidstone	KNT	—	3,769	3,089	(683)	3,393	2,782	6,175	674	5,501	2013	2015	40 years
Tunbridge Wells Care Centre	Tunbridge Wells	KNT	—	4,323	5,869	(1,016)	3,892	5,284	9,176	982	8,194	2010	2015	40 years
Heathlands Care Home	Chingford	LON	—	5,398	7,967	(1,332)	4,860	7,173	12,033	1,315	10,718	1980	2015	40 years
Hampton Care	Hampton	MDX	—	4,119	29,021	(2,154)	3,852	27,134	30,986	2,107	28,879	2007	2017	40 years
Parkfield House Nursing Home	Uxbridge	MDX	—	1,974	1,009	(194)	1,846	943	2,789	93	2,696	2000	2017	40 years
Boréa	Blainville	QC	36,125	2,678	56,643	—	2,678	56,643	59,321	448	58,873	2016	2019	57 years
Caléo	Boucherville	QC	38,090	6,009	71,056	—	6,009	71,056	77,065	527	76,538	2018	2019	59 years
L'Avantage	Brossard	QC	20,606	8,771	44,920	—	8,771	44,920	53,691	394	53,297	2011	2019	52 years
Sevä	Candiac	QC	47,744	4,030	64,251	—	4,030	64,251	68,281	475	67,806	2018	2019	59 years
L'Initial	Gatineau	QC	36,953	6,720	62,928	—	6,720	62,928	69,648	478	69,170	2019	2019	60 years
La Croisée de l'Est	Granby	QC	15,856	1,136	40,998	—	1,136	40,998	42,134	374	41,760	2009	2019	50 years
Ambiance	Ile-des-Soeurs, Verdun	QC	21,657	5,007	51,624	—	5,007	51,624	56,631	470	56,161	2005	2019	46 years
Le Savignon	Lachine	QC	26,429	5,271	46,919	—	5,271	46,919	52,190	390	51,800	2013	2019	54 years
Le Cavalier	Lasalle	QC	15,744	5,892	38,926	—	5,892	38,926	44,818	393	44,425	2004	2019	45 years
Quartier Sud	Lévis	QC	30,213	1,933	47,731	—	1,933	47,731	49,664	374	49,290	2015	2019	56 years
Margo	Lévis	QC	36,653	2,034	63,523	—	2,034	63,523	65,557	472	65,085	2017	2019	60 years
Les Promenades du Parc	Longueuil	QC	22,562	5,832	47,101	—	5,832	47,101	52,933	461	52,472	2006	2019	47 years
Elogia	Montréal	QC	27,124	2,808	55,175	—	2,808	55,175	57,983	456	57,527	2007	2019	48 years
Les Jardins Millen	Montréal	QC	28,728	4,325	82,121	—	4,325	82,121	86,446	634	85,812	2012	2019	53 years
Le 22	Montréal	QC	39,428	6,728	70,601	—	6,728	70,601	77,329	540	76,789	2016	2019	57 years
Station Est	Montréal	QC	44,471	4,660	59,110	—	4,660	59,110	63,770	469	63,301	2017	2019	58 years
Ora	Montréal	QC	50,995	10,282	82,095	—	10,282	82,095	92,377	575	91,802	2019	2019	60 years
Elogia II	Montréal	QC	13,279	2,519	25,244	—	2,519	25,244	27,763	—	27,763	CIP	CIP	CIP
Le Quartier Mont-St-Hilaire	Mont-Saint-Hilaire	QC	14,649	1,020	32,554	—	1,020	32,554	33,574	311	33,263	2008	2019	49 years
L'Image d'Outremont	Outremont	QC	16,424	4,565	32,030	—	4,565	32,030	36,595	280	36,315	2008	2019	49 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Le Gibraltar	Québec	QC	21,145	1,191	42,766	—	1,191	42,766	43,957	350	43,607	2013	2019	54 years
Ékla	Québec	QC	53,306	2,256	87,772	—	2,256	87,772	90,028	653	89,375	2017	2019	57 years
Le Notre-Dame	Repentigny	QC	14,512	3,290	41,474	—	3,290	41,474	44,764	435	44,329	2002	2019	43 years
Vent de l'Ouest	Sainte-Geneviève	QC	13,023	4,713	32,526	—	4,713	32,526	37,239	334	36,905	2007	2019	48 years
Les Verrières du Golf	Saint-Laurent	QC	11,556	5,183	44,363	—	5,183	44,363	49,546	429	49,117	2003	2019	44 years
Les Jardins du Campanile	Shawinigan	QC	12,196	578	16,580	—	578	16,580	17,158	202	16,956	2007	2019	48 years
VÜ	Sherbrooke	QC	35,893	706	58,073	—	706	58,073	58,779	450	58,329	2015	2019	56 years
La Cité des Tours	St-Jean-sur-Richelieu	QC	22,328	1,744	44,357	—	1,744	44,357	46,101	395	45,706	2012	2019	53 years
IVVI	St-Laurent	QC	20,904	4,730	41,459	—	4,730	41,459	46,189	—	46,189	CIP	CIP	CIP
VAST	St-Laurent	QC	12,121	3,847	30,401	—	3,847	30,401	34,248	—	34,248	CIP	CIP	CIP
Cornelius	St-Laurent	QC	—	7,480	13,066	—	7,480	13,066	20,546	—	20,546	CIP	CIP	CIP
Liz	St-Laurent	QC	10,665	11,534	17,335	—	11,534	17,335	28,869	—	28,869	CIP	CIP	CIP
Floréa	Terrebonne	QC	42,207	3,275	63,246	—	3,275	63,246	66,521	503	66,018	2016	2019	57 years
Le Félix Vaudreuil-Dorion	Vaudreuil-Dorion	QC	16,201	7,531	34,624	—	7,531	34,624	42,155	332	41,823	2010	2019	51 years
TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			1,145,360	628,999	6,210,124	156,472	624,012	6,371,583	6,995,595	1,090,105	5,905,490
TOTAL FOR SENIORS HOUSING COMMUNITIES			1,450,240	1,594,669	15,238,274	932,063	1,608,280	16,156,726	17,765,006	4,280,453	13,484,553
MEDICAL OFFICE BUILDINGS
St. Vincent's Medical Center East #46	Birmingham	AL	—	—	25,298	4,899	—	30,197	30,197	11,335	18,862	2005	2010	35 years
St. Vincent's Medical Center East #48	Birmingham	AL	—	—	12,698	914	—	13,612	13,612	4,546	9,066	1989	2010	35 years
St. Vincent's Medical Center East #52	Birmingham	AL	—	—	7,608	1,732	—	9,340	9,340	3,867	5,473	1985	2010	35 years
Crestwood Medical Pavilion	Huntsville	AL	2,215	625	16,178	472	625	16,650	17,275	4,914	12,361	1994	2011	35 years
West Valley Medical Center	Buckeye1	AZ	—	3,348	5,233	—	3,348	5,233	8,581	1,306	7,275	2011	2015	31 years
Canyon Springs Medical Plaza	Gilbert	AZ	—	—	27,497	601	—	28,098	28,098	7,640	20,458	2007	2012	35 years
Mercy Gilbert Medical Plaza 1	Gilbert	AZ	—	720	11,277	1,460	772	12,685	13,457	4,401	9,056	2007	2011	35 years
Mercy Gilbert Medical Plaza II	Gilbert	AZ	15,033	—	18,610	—	—	18,610	18,610	281	18,329	2019	2019	35 years
Thunderbird Paseo Medical Plaza	Glendale	AZ	—	—	12,904	1,305	20	14,189	14,209	3,915	10,294	1997	2011	35 years
Thunderbird Paseo Medical Plaza II	Glendale	AZ	—	—	8,100	839	20	8,919	8,939	2,544	6,395	2001	2011	35 years
Arrowhead Physicians Plaza	Glendale	AZ	10,186	308	19,671	65	308	19,736	20,044	762	19,282	2004	2018	35 years
1432 S Dobson	Mesa	AZ	—	—	32,768	1,015	—	33,783	33,783	7,109	26,674	2003	2013	35 years
1450 S Dobson	Mesa	AZ	—	—	11,923	1,271	4	13,190	13,194	3,501	9,693	1977	2011	35 years
1500 S Dobson	Mesa	AZ	—	—	7,395	2,150	4	9,541	9,545	2,434	7,111	1980	2011	35 years
1520 S Dobson	Mesa	AZ	—	—	13,665	1,991	—	15,656	15,656	4,406	11,250	1986	2011	35 years
Deer Valley Medical Office Building II	Phoenix	AZ	—	—	22,663	1,524	14	24,173	24,187	6,345	17,842	2002	2011	35 years
Deer Valley Medical Office Building III	Phoenix	AZ	—	—	19,521	492	12	20,001	20,013	5,597	14,416	2009	2011	35 years
Papago Medical Park	Phoenix	AZ	—	—	12,172	2,202	—	14,374	14,374	4,148	10,226	1989	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
North Valley Orthopedic Surgery Center	Phoenix	AZ	—	2,800	10,150	—	2,800	10,150	12,950	1,898	11,052	2006	2015	35 years
Davita Dialysis - Marked Tree	Marked Tree	AR	—	179	1,580	—	179	1,580	1,759	320	1,439	2009	2015	35 years
Burbank Medical Plaza I	Burbank	CA	—	1,241	23,322	2,094	1,268	25,389	26,657	8,022	18,635	2004	2011	35 years
Burbank Medical Plaza II	Burbank	CA	32,328	491	45,641	586	497	46,221	46,718	12,661	34,057	2008	2011	35 years
Eden Medical Plaza	Castro Valley	CA	—	258	2,455	416	328	2,801	3,129	1,513	1,616	1998	2011	25 years
Sutter Medical Center	Castro Valley	CA	—	—	25,088	1,415	—	26,503	26,503	5,328	21,175	2012	2012	35 years
United Healthcare - Cypress	Cypress	CA	—	12,883	38,309	7	12,883	38,316	51,199	9,126	42,073	1985	2015	29 years
NorthBay Corporate Headquarters	Fairfield	CA	—	—	19,187	—	—	19,187	19,187	4,286	14,901	2008	2012	35 years
Gateway Medical Plaza	Fairfield	CA	—	—	12,872	328	—	13,200	13,200	2,893	10,307	1986	2012	35 years
Solano NorthBay Health Plaza	Fairfield	CA	—	—	8,880	39	—	8,919	8,919	1,988	6,931	1990	2012	35 years
NorthBay Healthcare MOB	Fairfield	CA	—	—	8,507	2,280	—	10,787	10,787	3,149	7,638	2014	2013	35 years
UC Davis Medical Group	Folsom	CA	—	1,873	10,156	224	1,873	10,380	12,253	2,076	10,177	1995	2015	35 years
Verdugo Hills Medical Bulding I	Glendale	CA	—	6,683	9,589	2,298	6,726	11,844	18,570	4,890	13,680	1972	2012	23 years
Verdugo Hills Medical Bulding II	Glendale	CA	—	4,464	3,731	2,809	4,514	6,490	11,004	3,408	7,596	1987	2012	19 years
Grossmont Medical Terrace	La Mesa	CA	—	88	14,192	322	88	14,514	14,602	1,872	12,730	2008	2016	35 years
Los Alamitos Medical & Wellness Pavilion	Los Alamitos	CA	11,838	488	31,720	22	488	31,742	32,230	1,226	31,004	2013	2018	35 years
St. Francis Lynwood Medical	Lynwood	CA	—	688	8,385	1,857	697	10,233	10,930	4,396	6,534	1993	2011	32 years
Facey Mission Hills	Mission Hills	CA	—	15,468	30,116	4,729	15,468	34,845	50,313	7,077	43,236	2012	2012	35 years
Mission Medical Plaza	Mission Viejo	CA	54,019	1,916	77,022	1,838	1,916	78,860	80,776	22,403	58,373	2007	2011	35 years
St Joseph Medical Tower	Orange	CA	43,121	1,752	61,647	2,745	1,761	64,383	66,144	18,307	47,837	2008	2011	35 years
Huntington Pavilion	Pasadena	CA	—	3,138	83,412	10,142	3,138	93,554	96,692	32,070	64,622	2009	2011	35 years
Western University of Health Sciences Medical Pavilion	Pomona	CA	—	91	31,523	—	91	31,523	31,614	8,496	23,118	2009	2011	35 years
Pomerado Outpatient Pavilion	Poway	CA	—	3,233	71,435	3,108	3,233	74,543	77,776	23,174	54,602	2007	2011	35 years
San Bernardino Medical Plaza I	San Bernadino	CA	—	789	11,133	1,511	797	12,636	13,433	11,424	2,009	1971	2011	27 years
San Bernardino Medical Plaza II	San Bernadino	CA	—	416	5,625	1,165	421	6,785	7,206	3,712	3,494	1988	2011	26 years
Sutter Van Ness	San Francisco	CA	102,249	—	157,404	—	—	157,404	157,404	3,517	153,887	CIP	CIP	CIP
San Gabriel Valley Medical Plaza	San Gabriel	CA	—	914	5,510	948	963	6,409	7,372	2,969	4,403	2004	2011	35 years
Santa Clarita Valley Medical Plaza	Santa Clarita	CA	21,370	9,708	20,020	1,951	9,782	21,897	31,679	6,802	24,877	2005	2011	35 years
Kenneth E Watts Medical Plaza	Torrance	CA	—	262	6,945	3,435	343	10,299	10,642	4,679	5,963	1989	2011	23 years
Vaca Valley Health Plaza	Vacaville	CA	—	—	9,634	716	—	10,350	10,350	2,184	8,166	1988	2012	35 years
NorthBay Center For Primary Care - Vacaville	Vacaville	CA	—	777	5,632	300	777	5,932	6,709	468	6,241	1998	2017	35 years
Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	4,190	2,800	12,909	15,709	6,594	9,115	1986	2007	35 years
Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	1,134	1,269	13,404	14,673	5,443	9,230	2002	2007	35 years
Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	3,367	2,652	50,863	53,515	20,884	32,631	1999	2007	35 years
Green Valley Ranch MOB	Denver	CO	5,130	—	12,139	1,177	235	13,081	13,316	2,703	10,613	2007	2012	35 years
Community Physicians Pavilion	Lafayette	CO	—	—	10,436	1,801	—	12,237	12,237	4,529	7,708	2004	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Exempla Good Samaritan Medical Center	Lafayette	CO	—	—	4,393	(75)	—	4,318	4,318	751	3,567	2013	2013	35 years
Dakota Ridge	Littleton	CO	—	2,540	12,901	2,027	2,549	14,919	17,468	2,487	14,981	2007	2015	35 years
Avista Two Medical Plaza	Louisville	CO	—	—	17,330	1,882	—	19,212	19,212	7,333	11,879	2003	2009	35 years
The Sierra Medical Building	Parker	CO	—	1,444	14,059	3,366	1,516	17,353	18,869	8,074	10,795	2009	2009	35 years
Crown Point Healthcare Plaza	Parker	CO	—	852	5,210	167	855	5,374	6,229	1,256	4,973	2008	2013	35 years
Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	1,324	—	3,979	3,979	1,834	2,145	1976	2010	35 years
Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	7,266	2,431	—	9,697	9,697	3,417	6,280	1991	2010	35 years
Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	11,947	1,673	—	13,620	13,620	4,327	9,293	2004	2010	35 years
DePaul Professional Office Building	Washington	DC	—	—	6,424	2,724	—	9,148	9,148	4,256	4,892	1987	2010	35 years
Providence Medical Office Building	Washington	DC	—	—	2,473	1,214	—	3,687	3,687	1,838	1,849	1975	2010	35 years
RTS Cape Coral	Cape Coral	FL	—	368	5,448	—	368	5,448	5,816	1,596	4,220	1984	2011	34 years
RTS Ft. Myers	Fort Myers	FL	—	1,153	4,127	—	1,153	4,127	5,280	1,451	3,829	1989	2011	31 years
RTS Key West	Key West	FL	—	486	4,380	—	486	4,380	4,866	1,146	3,720	1987	2011	35 years
JFK Medical Plaza	Lake Worth	FL	—	453	1,711	(147)	—	2,017	2,017	921	1,096	1999	2004	35 years
East Pointe Medical Plaza	Lehigh Acres	FL	—	327	11,816	—	327	11,816	12,143	2,039	10,104	1994	2015	35 years
Palms West Building 6	Loxahatchee	FL	—	965	2,678	(811)	—	2,832	2,832	1,286	1,546	2000	2004	35 years
Bay Medical Plaza	Lynn Haven	FL	—	4,215	15,041	(13,601)	3,644	2,011	5,655	2,376	3,279	2003	2015	35 years
RTS Naples	Naples	FL	—	1,152	3,726	—	1,152	3,726	4,878	1,105	3,773	1999	2011	35 years
Bay Medical Center	Panama City	FL	—	82	17,400	(10,999)	25	6,458	6,483	2,389	4,094	1987	2015	35 years
RTS Pt. Charlotte	Pt Charlotte	FL	—	966	4,581	—	966	4,581	5,547	1,423	4,124	1985	2011	34 years
RTS Sarasota	Sarasota	FL	—	1,914	3,889	—	1,914	3,889	5,803	1,274	4,529	1996	2011	35 years
Capital Regional MOB I	Tallahassee	FL	—	590	8,773	(324)	193	8,846	9,039	1,386	7,653	1998	2015	35 years
Athens Medical Complex	Athens	GA	—	2,826	18,339	45	2,826	18,384	21,210	3,274	17,936	2011	2015	35 years
Doctors Center at St. Joseph's Hospital	Atlanta	GA	—	545	80,152	23,318	545	103,470	104,015	20,024	83,991	1978	2015	20 years
Augusta POB I	Augusta	GA	—	233	7,894	2,364	233	10,258	10,491	6,069	4,422	1978	2012	14 years
Augusta POB II	Augusta	GA	—	735	13,717	4,211	735	17,928	18,663	6,530	12,133	1987	2012	23 years
Augusta POB III	Augusta	GA	—	535	3,857	828	535	4,685	5,220	2,404	2,816	1994	2012	22 years
Augusta POB IV	Augusta	GA	—	675	2,182	2,190	691	4,356	5,047	2,301	2,746	1995	2012	23 years
Cobb Physicians Center	Austell	GA	—	1,145	16,805	1,664	1,145	18,469	19,614	6,715	12,899	1992	2011	35 years
Summit Professional Plaza I	Brunswick	GA	—	1,821	2,974	286	1,821	3,260	5,081	3,395	1,686	2004	2012	31 years
Summit Professional Plaza II	Brunswick	GA	—	981	13,818	252	981	14,070	15,051	4,413	10,638	1998	2012	35 years
Fayette MOB	Fayetteville	GA	—	895	20,669	829	895	21,498	22,393	3,842	18,551	2004	2015	35 years
Woodlawn Commons 1121/1163	Marietta	GA	—	5,495	16,028	1,930	5,586	17,867	23,453	3,269	20,184	1991	2015	35 years
PAPP Clinic	Newnan	GA	—	2,167	5,477	68	2,167	5,545	7,712	1,441	6,271	1994	2015	30 years
Parkway Physicians Center	Ringgold	GA	—	476	10,017	1,327	476	11,344	11,820	3,959	7,861	2004	2011	35 years
Riverdale MOB	Riverdale	GA	—	1,025	9,783	259	1,025	10,042	11,067	1,980	9,087	2005	2015	35 years
Rush Copley POB I	Aurora	IL	—	120	27,882	505	120	28,387	28,507	5,035	23,472	1996	2015	34 years
Rush Copley POB II	Aurora	IL	—	49	27,217	471	49	27,688	27,737	4,683	23,054	2009	2015	35 years
Good Shepherd Physician Office Building I	Barrington	IL	—	152	3,224	785	152	4,009	4,161	807	3,354	1979	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Good Shepherd Physician Office Building II	Barrington	IL	—	512	12,977	1,160	512	14,137	14,649	3,155	11,494	1996	2013	35 years
Trinity Hospital Physician Office Building	Chicago	IL	—	139	3,329	1,521	139	4,850	4,989	1,272	3,717	1971	2013	35 years
Advocate Beverly Center	Chicago	IL	—	2,227	10,140	355	2,231	10,491	12,722	2,675	10,047	1986	2015	25 years
Crystal Lakes Medical Arts	Crystal Lake	IL	—	2,490	19,504	389	2,535	19,848	22,383	3,687	18,696	2007	2015	35 years
Advocate Good Shepherd	Crystal Lake	IL	—	2,444	10,953	926	2,444	11,879	14,323	2,455	11,868	2008	2015	33 years
Physicians Plaza East	Decatur	IL	—	—	791	2,522	—	3,313	3,313	1,210	2,103	1976	2010	35 years
Physicians Plaza West	Decatur	IL	—	—	1,943	1,204	—	3,147	3,147	1,252	1,895	1987	2010	35 years
SIU Family Practice	Decatur	IL	—	—	3,900	3,778	—	7,678	7,678	3,028	4,650	1996	2010	35 years
304 W Hay Building	Decatur	IL	—	—	8,702	2,080	29	10,753	10,782	3,630	7,152	2002	2010	35 years
302 W Hay Building	Decatur	IL	—	—	3,467	858	—	4,325	4,325	1,773	2,552	1993	2010	35 years
ENTA	Decatur	IL	—	—	1,150	16	—	1,166	1,166	484	682	1996	2010	35 years
301 W Hay Building	Decatur	IL	—	—	640	—	—	640	640	357	283	1980	2010	35 years
South Shore Medical Building	Decatur	IL	—	902	129	56	958	129	1,087	219	868	1991	2010	35 years
Kenwood Medical Center	Decatur	IL	—	—	1,689	1,520	—	3,209	3,209	1,137	2,072	1997	2010	35 years
DMH OCC Health & Wellness Partners	Decatur	IL	—	934	1,386	168	943	1,545	2,488	707	1,781	1996	2010	35 years
Rock Springs Medical	Decatur	IL	—	399	495	109	399	604	1,003	273	730	1990	2010	35 years
575 W Hay Building	Decatur	IL	—	111	739	24	111	763	874	340	534	1984	2010	35 years
Good Samaritan Physician Office Building I	Downers Grove	IL	—	407	10,337	1,270	407	11,607	12,014	2,657	9,357	1976	2013	35 years
Good Samaritan Physician Office Building II	Downers Grove	IL	—	1,013	25,370	862	1,013	26,232	27,245	5,814	21,431	1995	2013	35 years
Eberle Medical Office Building ("Eberle MOB")	Elk Grove Village	IL	—	—	16,315	883	—	17,198	17,198	7,371	9,827	2005	2009	35 years
1425 Hunt Club Road MOB	Gurnee	IL	—	249	1,452	889	352	2,238	2,590	921	1,669	2005	2011	34 years
1445 Hunt Club Drive	Gurnee	IL	—	216	1,405	370	216	1,775	1,991	957	1,034	2002	2011	31 years
Gurnee Imaging Center	Gurnee	IL	—	82	2,731	—	82	2,731	2,813	848	1,965	2002	2011	35 years
Gurnee Center Club	Gurnee	IL	—	627	17,851	—	627	17,851	18,478	5,687	12,791	2001	2011	35 years
South Suburban Hospital Physician Office Building	Hazel Crest	IL	—	191	4,370	850	191	5,220	5,411	1,281	4,130	1989	2013	35 years
755 Milwaukee MOB	Libertyville	IL	—	421	3,716	3,292	630	6,799	7,429	3,497	3,932	1990	2011	18 years
890 Professional MOB	Libertyville	IL	—	214	2,630	568	214	3,198	3,412	1,334	2,078	1980	2011	26 years
Libertyville Center Club	Libertyville	IL	—	1,020	17,176	—	1,020	17,176	18,196	5,748	12,448	1988	2011	35 years
Christ Medical Center Physician Office Building	Oak Lawn	IL	—	658	16,421	2,843	658	19,264	19,922	3,767	16,155	1986	2013	35 years
Methodist North MOB	Peoria	IL	—	1,025	29,493	15	1,025	29,508	30,533	5,180	25,353	2010	2015	35 years
Davita Dialysis - Rockford	Rockford	IL	—	256	2,543	—	256	2,543	2,799	526	2,273	2009	2015	35 years
Round Lake ACC	Round Lake	IL	—	758	370	402	799	731	1,530	650	880	1984	2011	13 years
Vernon Hills Acute Care Center	Vernon Hills	IL	—	3,376	694	416	3,413	1,073	4,486	852	3,634	1986	2011	15 years
Wilbur S. Roby Building	Anderson	IN	—	—	2,653	1,159	—	3,812	3,812	1,822	1,990	1992	2010	35 years
Ambulatory Services Building	Anderson	IN	—	—	4,266	1,926	—	6,192	6,192	2,952	3,240	1995	2010	35 years
St. John's Medical Arts Building	Anderson	IN	—	—	2,281	2,050	—	4,331	4,331	1,779	2,552	1973	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Carmel I	Carmel	IN	—	466	5,954	708	466	6,662	7,128	2,470	4,658	1985	2012	30 years
Carmel II	Carmel	IN	—	455	5,976	1,046	455	7,022	7,477	2,327	5,150	1989	2012	33 years
Carmel III	Carmel	IN	—	422	6,194	857	422	7,051	7,473	2,225	5,248	2001	2012	35 years
Elkhart	Elkhart	IN	—	1,256	1,973	—	1,256	1,973	3,229	1,443	1,786	1994	2011	32 years
Lutheran Medical Arts	Fort Wayne	IN	—	702	13,576	148	702	13,724	14,426	2,413	12,013	2000	2015	35 years
Dupont Road MOB	Fort Wayne	IN	—	633	13,479	313	672	13,753	14,425	2,645	11,780	2001	2015	35 years
Harcourt Professional Office Building	Indianapolis	IN	—	519	28,951	4,610	519	33,561	34,080	10,892	23,188	1973	2012	28 years
Cardiac Professional Office Building	Indianapolis	IN	—	498	27,430	2,092	498	29,522	30,020	7,988	22,032	1995	2012	35 years
Oncology Medical Office Building	Indianapolis	IN	—	470	5,703	432	470	6,135	6,605	2,085	4,520	2003	2012	35 years
CorVasc Medical Office Building	Indianapolis	IN	—	514	9,617	533	871	9,793	10,664	1,315	9,349	2004	2016	36 years
St. Francis South Medical Office Building	Indianapolis	IN	—	—	20,649	1,586	7	22,228	22,235	5,153	17,082	1995	2013	35 years
Methodist Professional Center I	Indianapolis	IN	—	61	37,411	7,000	61	44,411	44,472	14,748	29,724	1985	2012	25 years
Indiana Orthopedic Center of Excellence	Indianapolis	IN	—	967	83,746	3,106	967	86,852	87,819	12,320	75,499	1997	2015	35 years
United Healthcare - Indy	Indianapolis	IN	—	5,737	32,116	—	5,737	32,116	37,853	6,066	31,787	1988	2015	35 years
LaPorte	La Porte	IN	—	553	1,309	—	553	1,309	1,862	620	1,242	1997	2011	34 years
Mishawaka	Mishawaka	IN	—	3,787	5,543	—	3,787	5,543	9,330	4,212	5,118	1993	2011	35 years
Cancer Care Partners	Mishawaka	IN	—	3,162	28,633	—	3,162	28,633	31,795	4,903	26,892	2010	2015	35 years
Michiana Oncology	Mishawaka	IN	—	4,577	20,939	15	4,581	20,950	25,531	3,760	21,771	2010	2015	35 years
DaVita Dialysis - Paoli	Paoli	IN	—	396	2,056	—	396	2,056	2,452	435	2,017	2011	2015	35 years
South Bend	South Bend	IN	—	792	2,530	—	792	2,530	3,322	990	2,332	1996	2011	34 years
Eberly Farm Professional Building	Wichita	KS	—	1,883	7,428	(4,324)	1,883	3,104	4,987	1,485	3,502	2006	2015	35 years
OLBH Same Day Surgery Center MOB	Ashland	KY	—	101	19,066	1,433	101	20,499	20,600	6,467	14,133	1997	2012	26 years
St. Elizabeth Covington	Covington	KY	—	345	12,790	166	345	12,956	13,301	3,927	9,374	2009	2012	35 years
St. Elizabeth Florence MOB	Florence	KY	—	402	8,279	1,644	402	9,923	10,325	3,623	6,702	2005	2012	35 years
Jefferson Clinic	Louisville	KY	—	—	673	2,018	—	2,691	2,691	416	2,275	2013	2013	35 years
East Jefferson Medical Plaza	Metairie	LA	—	168	17,264	2,930	168	20,194	20,362	7,634	12,728	1996	2012	32 years
East Jefferson MOB	Metairie	LA	—	107	15,137	2,671	107	17,808	17,915	6,459	11,456	1985	2012	28 years
Lakeside POB I	Metairie	LA	—	3,334	4,974	624	342	8,590	8,932	4,645	4,287	1986	2011	22 years
Lakeside POB II	Metairie	LA	—	1,046	802	(165)	53	1,630	1,683	1,171	512	1980	2011	7 years
Fresenius Medical	Metairie	LA	—	1,195	3,797	74	1,269	3,797	5,066	721	4,345	2012	2015	35 years
RTS Berlin	Berlin	MD	—	—	2,216	—	—	2,216	2,216	709	1,507	1994	2011	29 years
Charles O. Fisher Medical Building	Westminster	MD	10,458	—	13,795	1,849	—	15,644	15,644	7,599	8,045	2009	2009	35 years
Medical Specialties Building	Kalamazoo	MI	—	—	19,242	1,666	—	20,908	20,908	6,984	13,924	1989	2010	35 years
North Professional Building	Kalamazoo	MI	—	—	7,228	1,653	—	8,881	8,881	3,721	5,160	1983	2010	35 years
Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	—	—	2,391	2,391	817	1,574	1976	2010	35 years
Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	605	—	12,564	12,564	4,313	8,251	1984	2010	35 years
Heart Center Building	Kalamazoo	MI	—	—	8,420	716	176	8,960	9,136	3,387	5,749	1980	2010	35 years
Medical Commons Building	Kalamazoo Township	MI	—	—	661	651	—	1,312	1,312	698	614	1979	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
RTS Madison Heights	Madison Heights	MI	—	401	2,946	—	401	2,946	3,347	905	2,442	2002	2011	35 years
Bronson Lakeview OPC	Paw Paw	MI	—	3,835	31,564	—	3,835	31,564	35,399	6,117	29,282	2006	2015	35 years
Pro Med Center Plainwell	Plainwell	MI	—	—	697	7	—	704	704	262	442	1991	2010	35 years
Pro Med Center Richland	Richland	MI	—	233	2,267	213	233	2,480	2,713	801	1,912	1996	2010	35 years
Henry Ford Dialysis Center	Southfield	MI	—	589	3,350	—	589	3,350	3,939	643	3,296	2002	2015	35 years
Metro Health	Wyoming	MI	—	1,325	5,479	—	1,325	5,479	6,804	1,112	5,692	2008	2015	35 years
Spectrum Health	Wyoming	MI	—	2,463	14,353	—	2,463	14,353	16,816	2,912	13,904	2006	2015	35 years
Cogdell Duluth MOB	Duluth	MN	—	—	33,406	(19)	—	33,387	33,387	7,070	26,317	2012	2012	35 years
Allina Health	Elk River	MN	—	1,442	7,742	114	1,455	7,843	9,298	1,925	7,373	2002	2015	35 years
Unitron Hearing	Plymouth	MN	—	2,646	8,962	5	2,646	8,967	11,613	2,547	9,066	2011	2015	29 years
HealthPartners Medical & Dental Clinics	Sartell	MN	—	2,492	15,694	55	2,503	15,738	18,241	5,094	13,147	2010	2012	35 years
University Physicians - Grants Ferry	Flowood	MS	—	2,796	12,125	(12)	2,796	12,113	14,909	3,972	10,937	2010	2012	35 years
Arnold Urgent Care	Arnold	MO	—	1,058	556	403	1,097	920	2,017	587	1,430	1999	2011	35 years
DePaul Health Center North	Bridgeton	MO	—	996	10,045	2,954	996	12,999	13,995	6,249	7,746	1976	2012	21 years
DePaul Health Center South	Bridgeton	MO	—	910	12,169	2,562	910	14,731	15,641	5,218	10,423	1992	2012	30 years
St. Mary's Health Center MOB D	Clayton	MO	—	103	2,780	1,321	106	4,098	4,204	1,982	2,222	1984	2012	22 years
Fenton Urgent Care Center	Fenton	MO	—	183	2,714	367	189	3,075	3,264	1,336	1,928	2003	2011	35 years
Broadway Medical Office Building	Kansas City	MO	—	1,300	12,602	9,559	1,336	22,125	23,461	8,327	15,134	1976	2007	35 years
St. Joseph Medical Building	Kansas City	MO	—	305	7,445	2,297	305	9,742	10,047	2,784	7,263	1988	2012	32 years
St. Joseph Medical Mall	Kansas City	MO	—	530	9,115	613	530	9,728	10,258	3,167	7,091	1995	2012	33 years
Carondelet Medical Building	Kansas City	MO	—	745	12,437	3,236	745	15,673	16,418	5,542	10,876	1979	2012	29 years
St. Joseph Hospital West Medical Office Building II	Lake Saint Louis	MO	—	524	3,229	840	524	4,069	4,593	1,502	3,091	2005	2012	35 years
St. Joseph O'Fallon Medical Office Building	O'Fallon	MO	—	940	5,556	332	960	5,868	6,828	1,817	5,011	1992	2012	35 years
Sisters of Mercy Building	Springfield	MO	—	3,427	8,697	—	3,427	8,697	12,124	1,877	10,247	2008	2015	35 years
St. Joseph Health Center Medical Building 1	St. Charles	MO	—	503	4,336	1,338	503	5,674	6,177	2,901	3,276	1987	2012	20 years
St. Joseph Health Center Medical Building 2	St. Charles	MO	—	369	2,963	1,423	369	4,386	4,755	1,792	2,963	1999	2012	32 years
Physicians Office Center	St. Louis	MO	—	1,445	13,825	894	1,445	14,719	16,164	6,460	9,704	2003	2011	35 years
12700 Southford Road Medical Plaza	St. Louis	MO	—	595	12,584	2,756	595	15,340	15,935	5,989	9,946	1993	2011	32 years
Mercy South MOB A	St. Louis	MO	—	409	4,687	1,668	409	6,355	6,764	3,276	3,488	1975	2011	20 years
Mercy South MOB B	St. Louis	MO	—	350	3,942	1,088	350	5,030	5,380	2,795	2,585	1980	2011	21 years
Lemay Urgent Care Center	St. Louis	MO	—	2,317	3,120	696	2,355	3,778	6,133	2,254	3,879	1983	2011	22 years
St. Mary's Health Center MOB B	St. Louis	MO	—	119	4,161	12,546	119	16,707	16,826	3,382	13,444	1979	2012	23 years
St. Mary's Health Center MOB C	St. Louis	MO	—	136	6,018	3,825	136	9,843	9,979	3,083	6,896	1969	2012	20 years
Carson Tahoe Specialty Medical Center	Carson City	NV	—	2,748	27,010	3,444	2,898	30,304	33,202	6,030	27,172	1981	2015	35 years
Carson Tahoe MOB West	Carson City	NV	—	802	11,855	213	703	12,167	12,870	2,262	10,608	2007	2015	29 years
Del E Webb Medical Plaza	Henderson	NV	—	1,028	16,993	2,469	1,028	19,462	20,490	6,932	13,558	1999	2011	35 years
Durango Medical Plaza	Las Vegas	NV	—	3,787	27,738	(2,855)	3,683	24,987	28,670	4,710	23,960	2008	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
The Terrace at South Meadows	Reno	NV	6,418	504	9,966	685	504	10,651	11,155	3,975	7,180	2004	2011	35 years
Cooper Health MOB I	Willingboro	NJ	—	1,389	2,742	4	1,398	2,737	4,135	699	3,436	2010	2015	35 years
Cooper Health MOB II	Willingboro	NJ	—	594	5,638	65	594	5,703	6,297	1,025	5,272	2012	2015	35 years
Salem Medical	Woodstown	NJ	—	275	4,132	6	275	4,138	4,413	742	3,671	2010	2015	35 years
Albany Medical Center MOB	Albany	NY	—	321	18,389	32	321	18,421	18,742	2,839	15,903	2010	2015	35 years
St. Peter's Recovery Center	Guilderland	NY	—	1,059	9,156	—	1,059	9,156	10,215	1,900	8,315	1990	2015	35 years
Central NY Medical Center	Syracuse	NY	—	1,786	26,101	3,393	1,792	29,488	31,280	9,472	21,808	1997	2012	33 years
Northcountry MOB	Watertown	NY	—	1,320	10,799	310	1,320	11,109	12,429	2,234	10,195	2001	2015	35 years
Randolph	Charlotte	NC	—	6,370	2,929	2,494	6,418	5,375	11,793	4,280	7,513	1973	2012	4 years
Mallard Crossing I	Charlotte	NC	—	3,229	2,072	852	3,269	2,884	6,153	2,143	4,010	1997	2012	25 years
Medical Arts Building	Concord	NC	—	701	11,734	1,171	701	12,905	13,606	5,111	8,495	1997	2012	31 years
Gateway Medical Office Building	Concord	NC	—	1,100	9,904	698	1,100	10,602	11,702	4,094	7,608	2005	2012	35 years
Copperfield Medical Mall	Concord	NC	—	1,980	2,846	539	2,139	3,226	5,365	1,902	3,463	1989	2012	25 years
Weddington Internal & Pediatric Medicine	Concord	NC	—	574	688	37	574	725	1,299	391	908	2000	2012	27 years
Duke Health Center South Durham	Durham	NC	—	4,347	75,728	—	4,347	75,728	80,075	1,260	78,815	2017	2019	35 years
Rex Wellness Center	Garner	NC	—	1,348	5,330	438	1,354	5,762	7,116	1,356	5,760	2003	2015	34 years
Gaston Professional Center	Gastonia	NC	—	833	24,885	3,110	863	27,965	28,828	8,110	20,718	1997	2012	35 years
Harrisburg Family Physicians	Harrisburg	NC	—	679	1,646	73	679	1,719	2,398	625	1,773	1996	2012	35 years
Harrisburg Medical Mall	Harrisburg	NC	—	1,339	2,292	311	1,339	2,603	3,942	1,291	2,651	1997	2012	27 years
Northcross	Huntersville	NC	—	623	278	229	623	507	1,130	299	831	1993	2012	22 years
REX Knightdale MOB & Wellness Center	Knightdale	NC	—	—	22,823	989	50	23,762	23,812	5,256	18,556	2009	2012	35 years
Midland Medical Park	Midland	NC	—	1,221	847	120	1,221	967	2,188	637	1,551	1998	2012	25 years
East Rocky Mount Kidney Center	Rocky Mount	NC	—	803	998	19	805	1,015	1,820	467	1,353	2000	2012	33 years
Rocky Mount Kidney Center	Rocky Mount	NC	—	479	1,297	51	479	1,348	1,827	643	1,184	1990	2012	25 years
Rocky Mount Medical Park	Rocky Mount	NC	—	2,552	7,779	2,665	2,652	10,344	12,996	4,002	8,994	1991	2012	30 years
Trinity Health Medical Arts Clinic	Minot	ND	—	935	15,482	372	951	15,838	16,789	3,876	12,913	1995	2015	26 years
Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	2,299	146	11,785	11,931	5,419	6,512	1984	2007	35 years
Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	3,535	—	18,658	18,658	8,008	10,650	2007	2007	35 years
Riverside North Medical Office Building	Columbus	OH	—	785	8,519	1,818	785	10,337	11,122	4,703	6,419	1962	2012	25 years
Riverside South Medical Office Building	Columbus	OH	—	586	7,298	935	610	8,209	8,819	3,486	5,333	1985	2012	27 years
340 East Town Medical Office Building	Columbus	OH	—	10	9,443	1,259	10	10,702	10,712	3,652	7,060	1984	2012	29 years
393 East Town Medical Office Building	Columbus	OH	—	61	4,760	635	61	5,395	5,456	2,215	3,241	1970	2012	20 years
141 South Sixth Medical Office Building	Columbus	OH	—	80	1,113	2,922	80	4,035	4,115	950	3,165	1971	2012	14 years
Doctors West Medical Office Building	Columbus	OH	—	414	5,362	835	414	6,197	6,611	2,240	4,371	1998	2012	35 years
Eastside Health Center	Columbus	OH	—	956	3,472	(2)	956	3,470	4,426	2,198	2,228	1977	2012	15 years
East Main Medical Office Building	Columbus	OH	—	440	4,771	67	440	4,838	5,278	1,690	3,588	2006	2012	35 years
Heart Center Medical Office Building	Columbus	OH	—	1,063	12,140	718	1,063	12,858	13,921	4,464	9,457	2004	2012	35 years
Wilkins Medical Office Building	Columbus	OH	—	123	18,062	1,113	123	19,175	19,298	5,078	14,220	2002	2012	35 years
Grady Medical Office Building	Delaware	OH	—	239	2,263	570	239	2,833	3,072	1,233	1,839	1991	2012	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Dublin Northwest Medical Office Building	Dublin	OH	—	342	3,278	281	342	3,559	3,901	1,459	2,442	2001	2012	34 years
Preserve III Medical Office Building	Dublin	OH	—	2,449	7,025	1,211	2,449	8,236	10,685	2,893	7,792	2006	2012	35 years
Zanesville Surgery Center	Zanesville	OH	—	172	9,403	—	172	9,403	9,575	2,722	6,853	2000	2011	35 years
Dialysis Center	Zanesville	OH	—	534	855	99	534	954	1,488	661	827	1960	2011	21 years
Genesis Children's Center	Zanesville	OH	—	538	3,781	—	538	3,781	4,319	1,492	2,827	2006	2011	30 years
Medical Arts Building I	Zanesville	OH	—	429	2,405	666	436	3,064	3,500	1,598	1,902	1970	2011	20 years
Medical Arts Building II	Zanesville	OH	—	485	6,013	1,537	532	7,503	8,035	3,539	4,496	1995	2011	25 years
Medical Arts Building III	Zanesville	OH	—	94	1,248	—	94	1,248	1,342	615	727	1970	2011	25 years
Primecare Building	Zanesville	OH	—	130	1,344	648	130	1,992	2,122	1,060	1,062	1978	2011	20 years
Outpatient Rehabilitation Building	Zanesville	OH	—	82	1,541	—	82	1,541	1,623	654	969	1985	2011	28 years
Radiation Oncology Building	Zanesville	OH	—	105	1,201	—	105	1,201	1,306	609	697	1988	2011	25 years
Healthplex	Zanesville	OH	—	2,488	15,849	1,199	2,649	16,887	19,536	6,803	12,733	1990	2011	32 years
Physicians Pavilion	Zanesville	OH	—	422	6,297	1,577	422	7,874	8,296	3,627	4,669	1990	2011	25 years
Zanesville Northside Pharmacy	Zanesville	OH	—	42	635	—	42	635	677	278	399	1985	2011	28 years
Bethesda Campus MOB III	Zanesville	OH	—	188	1,137	234	199	1,360	1,559	633	926	1978	2011	25 years
Tuality 7th Avenue Medical Plaza	Hillsboro	OR	17,554	1,516	24,638	1,476	1,546	26,084	27,630	8,783	18,847	2003	2011	35 years
Professional Office Building I	Chester	PA	—	—	6,283	3,330	—	9,613	9,613	5,057	4,556	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	2,612	—	13,036	13,036	7,072	5,964	1984	2004	30 years
Pinnacle Health	Harrisburg	PA	—	2,574	16,767	943	2,766	17,518	20,284	3,556	16,728	2002	2015	35 years
Lancaster Rehabilitation Hospital	Lancaster	PA	—	959	16,610	(16)	959	16,594	17,553	5,141	12,412	2007	2012	35 years
Lancaster ASC MOB	Lancaster	PA	—	593	17,117	491	593	17,608	18,201	5,964	12,237	2007	2012	35 years
St. Joseph Medical Office Building	Reading	PA	—	—	10,823	811	—	11,634	11,634	4,326	7,308	2006	2010	35 years
Crozer - Keystone MOB I	Springfield	PA	—	9,130	47,078	—	9,130	47,078	56,208	10,551	45,657	1996	2015	35 years
Crozer-Keystone MOB II	Springfield	PA	—	5,178	6,523	—	5,178	6,523	11,701	1,555	10,146	1998	2015	25 years
Doylestown Health & Wellness Center	Warrington	PA	—	4,452	17,383	1,191	4,497	18,529	23,026	6,248	16,778	2001	2012	34 years
Roper Medical Office Building	Charleston	SC	—	127	14,737	4,116	127	18,853	18,980	7,044	11,936	1990	2012	28 years
St. Francis Medical Plaza (Charleston)	Charleston	SC	—	447	3,946	711	447	4,657	5,104	1,874	3,230	2003	2012	35 years
Providence MOB I	Columbia	SC	—	225	4,274	884	225	5,158	5,383	2,809	2,574	1979	2012	18 years
Providence MOB II	Columbia	SC	—	122	1,834	289	150	2,095	2,245	1,104	1,141	1985	2012	18 years
Providence MOB III	Columbia	SC	—	766	4,406	946	766	5,352	6,118	2,174	3,944	1990	2012	23 years
One Medical Park	Columbia	SC	—	210	7,939	2,190	214	10,125	10,339	4,568	5,771	1984	2012	19 years
Three Medical Park	Columbia	SC	—	40	10,650	1,912	40	12,562	12,602	5,219	7,383	1988	2012	25 years
St. Francis Millennium Medical Office Building	Greenville	SC	14,161	—	13,062	10,711	30	23,743	23,773	12,135	11,638	2009	2009	35 years
200 Andrews	Greenville	SC	—	789	2,014	1,559	810	3,552	4,362	1,827	2,535	1994	2012	29 years
St. Francis CMOB	Greenville	SC	—	501	7,661	1,068	501	8,729	9,230	2,850	6,380	2001	2012	35 years
St. Francis Outpatient Surgery Center	Greenville	SC	—	1,007	16,538	997	1,007	17,535	18,542	6,253	12,289	2001	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
St. Francis Professional Medical Center	Greenville	SC	—	342	6,337	1,944	371	8,252	8,623	3,295	5,328	1984	2012	24 years
St. Francis Women's	Greenville	SC	—	322	4,877	1,195	322	6,072	6,394	2,886	3,508	1991	2012	24 years
St. Francis Medical Plaza (Greenville)	Greenville	SC	—	88	5,876	2,006	98	7,872	7,970	2,839	5,131	1998	2012	24 years
River Hills Medical Plaza	Little River	SC	—	1,406	1,813	199	1,406	2,012	3,418	1,025	2,393	1999	2012	27 years
Mount Pleasant Medical Office Longpoint	Mount Pleasant	SC	—	670	4,455	1,268	632	5,761	6,393	2,432	3,961	2001	2012	34 years
Medical Arts Center of Orangeburg	Orangeburg	SC	—	823	3,299	492	823	3,791	4,614	1,487	3,127	1984	2012	28 years
Mary Black Westside Medical Office Bldg	Spartanburg	SC	—	291	5,057	610	300	5,658	5,958	2,166	3,792	1991	2012	31 years
Spartanburg ASC	Spartanburg	SC	—	1,333	15,756	—	1,333	15,756	17,089	2,564	14,525	2002	2015	35 years
Spartanburg Regional MOB	Spartanburg	SC	—	207	17,963	760	286	18,644	18,930	3,385	15,545	1986	2015	35 years
Wellmont Blue Ridge MOB	Bristol	TN	—	999	5,027	110	1,032	5,104	6,136	1,067	5,069	2001	2015	35 years
Health Park Medical Office Building	Chattanooga	TN	—	2,305	8,949	701	2,305	9,650	11,955	3,116	8,839	2004	2012	35 years
Peerless Crossing Medical Center	Cleveland	TN	—	1,217	6,464	22	1,217	6,486	7,703	2,128	5,575	2006	2012	35 years
St. Mary's Clinton Professional Office Building	Clinton	TN	—	298	618	121	298	739	1,037	259	778	1988	2015	39 years
St. Mary's Farragut MOB	Farragut	TN	—	221	2,719	175	221	2,894	3,115	697	2,418	1997	2015	39 years
Medical Center Physicians Tower	Jackson	TN	12,693	549	27,074	97	598	27,122	27,720	9,104	18,616	2010	2012	35 years
St. Mary's Ambulatory Surgery Center	Knoxville	TN	—	129	1,012	—	129	1,012	1,141	425	716	1999	2015	24 years
Texas Clinic at Arlington	Arlington	TX	—	2,781	24,515	545	2,845	24,996	27,841	4,372	23,469	2010	2015	35 years
Seton Medical Park Tower	Austin	TX	—	805	41,527	4,113	1,329	45,116	46,445	12,431	34,014	1968	2012	35 years
Seton Northwest Health Plaza	Austin	TX	—	444	22,632	3,605	444	26,237	26,681	7,276	19,405	1988	2012	35 years
Seton Southwest Health Plaza	Austin	TX	—	294	5,311	516	294	5,827	6,121	1,551	4,570	2004	2012	35 years
Seton Southwest Health Plaza II	Austin	TX	—	447	10,154	71	447	10,225	10,672	2,879	7,793	2009	2012	35 years
BioLife Sciences Building	Denton	TX	—	1,036	6,576	—	1,036	6,576	7,612	1,378	6,234	2010	2015	35 years
East Houston MOB, LLC	Houston	TX	—	356	2,877	1,178	328	4,083	4,411	2,860	1,551	1982	2011	15 years
East Houston Medical Plaza	Houston	TX	—	671	426	10	237	870	1,107	993	114	1982	2011	11 years
Memorial Hermann	Houston	TX	—	822	14,307	—	822	14,307	15,129	2,445	12,684	2012	2015	35 years
Scott & White Healthcare	Kingsland	TX	—	534	5,104	—	534	5,104	5,638	1,000	4,638	2012	2015	35 years
Lakeway Medical Plaza	Lakeway	TX	9,169	270	20,169	372	270	20,541	20,811	766	20,045	2011	2018	35 years
Odessa Regional MOB	Odessa	TX	—	121	8,935	—	121	8,935	9,056	1,588	7,468	2008	2015	35 years
Legacy Heart Center	Plano	TX	—	3,081	8,890	94	3,081	8,984	12,065	1,945	10,120	2005	2015	35 years
Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,074	693	—	15,767	15,767	5,798	9,969	2008	2010	35 years
Sunnyvale Medical Plaza	Sunnyvale	TX	—	1,186	15,397	439	1,243	15,779	17,022	3,074	13,948	2009	2015	35 years
Texarkana ASC	Texarkana	TX	—	814	5,903	137	814	6,040	6,854	1,361	5,493	1994	2015	30 years
Spring Creek Medical Plaza	Tomball	TX	—	2,165	8,212	155	2,165	8,367	10,532	1,475	9,057	2006	2015	35 years
MRMC MOB I	Mechanicsville	VA	—	1,669	7,024	648	1,669	7,672	9,341	3,462	5,879	1993	2012	31 years
Henrico MOB	Richmond	VA	—	968	6,189	1,354	359	8,152	8,511	3,589	4,922	1976	2011	25 years
St. Mary's MOB North (Floors 6 & 7)	Richmond	VA	—	227	2,961	689	227	3,650	3,877	1,731	2,146	1968	2012	22 years
Stony Point Medical Center	Richmond	VA	—	3,822	16,127	21	3,822	16,148	19,970	3,020	16,950	2004	2015	35 years
St. Francis Cancer Center	Richmond	VA	—	654	18,331	1,537	657	19,865	20,522	3,349	17,173	2006	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Bonney Lake Medical Office Building	Bonney Lake	WA	10,320	5,176	14,375	205	5,176	14,580	19,756	5,127	14,629	2011	2012	35 years
Good Samaritan Medical Office Building	Puyallup	WA	12,311	781	30,368	1,303	801	31,651	32,452	9,192	23,260	2011	2012	35 years
Holy Family Hospital Central MOB	Spokane	WA	—	—	19,085	346	—	19,431	19,431	4,404	15,027	2007	2012	35 years
Physician's Pavilion	Vancouver	WA	—	1,411	32,939	1,199	1,450	34,099	35,549	10,982	24,567	2001	2011	35 years
Administration Building	Vancouver	WA	—	296	7,856	44	317	7,879	8,196	2,507	5,689	1972	2011	35 years
Medical Center Physician's Building	Vancouver	WA	—	1,225	31,246	4,072	1,404	35,139	36,543	11,097	25,446	1980	2011	35 years
Memorial MOB	Vancouver	WA	—	663	12,626	1,620	690	14,219	14,909	4,438	10,471	1999	2011	35 years
Salmon Creek MOB	Vancouver	WA	—	1,325	9,238	605	1,325	9,843	11,168	2,991	8,177	1994	2011	35 years
Fisher's Landing MOB	Vancouver	WA	—	1,590	5,420	434	1,613	5,831	7,444	2,089	5,355	1995	2011	34 years
Columbia Medical Plaza	Vancouver	WA	—	281	5,266	409	331	5,625	5,956	1,935	4,021	1991	2011	35 years
Appleton Heart Institute	Appleton	WI	—	—	7,775	46	—	7,821	7,821	2,511	5,310	2003	2010	39 years
Appleton Medical Offices West	Appleton	WI	—	—	5,756	842	—	6,598	6,598	1,989	4,609	1989	2010	39 years
Appleton Medical Offices South	Appleton	WI	—	—	9,058	200	—	9,258	9,258	3,174	6,084	1983	2010	39 years
Brookfield Clinic	Brookfield	WI	—	2,638	4,093	(2,198)	440	4,093	4,533	1,666	2,867	1999	2011	35 years
Lakeshore Medical Clinic - Franklin	Franklin	WI	—	1,973	7,579	149	2,029	7,672	9,701	1,607	8,094	2008	2015	34 years
Lakeshore Medical Clinic - Greenfield	Greenfield	WI	—	1,223	13,387	61	1,223	13,448	14,671	2,317	12,354	2010	2015	35 years
Aurora Health Care - Hartford	Hartford	WI	—	3,706	22,019	—	3,706	22,019	25,725	4,292	21,433	2006	2015	35 years
Hartland Clinic	Hartland	WI	—	321	5,050	—	321	5,050	5,371	1,756	3,615	1994	2011	35 years
Aurora Healthcare - Kenosha	Kenosha	WI	—	7,546	19,155	—	7,546	19,155	26,701	3,815	22,886	2014	2015	35 years
Univ of Wisconsin Health	Monona	WI	—	678	8,017	—	678	8,017	8,695	1,704	6,991	2011	2015	35 years
Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,080	1,036	—	8,116	8,116	2,587	5,529	1993	2010	39 years
Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,462	95	—	4,557	4,557	1,593	2,964	2006	2010	39 years
Aurora Health Care - Neenah	Neenah	WI	—	2,033	9,072	—	2,033	9,072	11,105	1,898	9,207	2006	2015	35 years
New Berlin Clinic	New Berlin	WI	—	678	7,121	—	678	7,121	7,799	2,663	5,136	1999	2011	35 years
United Healthcare - Onalaska	Onalaska	WI	—	4,623	5,527	—	4,623	5,527	10,150	1,501	8,649	1995	2015	35 years
WestWood Health & Fitness	Pewaukee	WI	—	823	11,649	—	823	11,649	12,472	4,380	8,092	1997	2011	35 years
Aurora Health Care - Two Rivers	Two Rivers	WI	—	5,638	25,308	—	5,638	25,308	30,946	4,972	25,974	2006	2015	35 years
Watertown Clinic	Watertown	WI	—	166	3,234	—	166	3,234	3,400	1,084	2,316	2003	2011	35 years
Southside Clinic	Waukesha	WI	—	218	5,273	—	218	5,273	5,491	1,790	3,701	1997	2011	35 years
Rehabilitation Hospital	Waukesha	WI	—	372	15,636	—	372	15,636	16,008	4,665	11,343	2008	2011	35 years
United Healthcare - Wauwatosa	Wawatosa	WI	—	8,012	15,992	76	8,012	16,068	24,080	3,851	20,229	1995	2015	35 years
TOTAL FOR MEDICAL OFFICE BUILDINGS			390,573	384,350	4,260,601	355,020	379,826	4,620,145	4,999,971	1,296,854	3,703,117
LIFE SCIENCES OFFICE BUILDINGS
Phoenix Biomedical Campus Phase I	Phoenix	AZ	—	—	26,493	—	—	26,493	26,493	—	26,493	CIP	CIP	CIP
100 College Street	New Haven	CT	—	2,706	186,570	6,213	2,706	192,783	195,489	13,295	182,194	2013	2016	59 years
300 George Street	New Haven	CT	—	2,262	122,144	6,217	2,582	128,041	130,623	9,486	121,137	2014	2016	50 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Univ. of Miami Life Science and Technology Park	Miami	FL	—	2,249	87,019	5,722	2,253	92,737	94,990	8,581	86,409	2014	2016	53 years
IIT	Chicago	IL	—	30	55,620	678	30	56,298	56,328	4,500	51,828	2006	2016	46 years
1030 Mass Ave	Cambridge	MA	—	12,175	112,809	—	12,175	112,809	124,984	2,536	122,448	1986	2019	35 years
University of Maryland BioPark I Unit 1	Baltimore	MD	—	113	25,199	793	113	25,992	26,105	2,015	24,090	2005	2016	50 years
University of Maryland BioPark II	Baltimore	MD	—	61	91,764	4,294	61	96,058	96,119	7,968	88,151	2007	2016	50 years
University of Maryland BioPark Garage	Baltimore	MD	—	77	4,677	350	77	5,027	5,104	675	4,429	2007	2016	29 years
Tributary Street	Baltimore	MD	—	4,015	15,905	597	4,015	16,502	20,517	1,925	18,592	1998	2016	45 years
Beckley Street	Baltimore	MD	—	2,813	13,481	558	2,813	14,039	16,852	1,688	15,164	1999	2016	45 years
University of Maryland BioPark III	Baltimore	MD	—	1,067	—	—	1,067	—	1,067	—	1,067	CIP	CIP	CIP
Heritage at 4240	Saint Louis	MO	—	403	47,125	836	452	47,912	48,364	4,994	43,370	2013	2016	45 years
Cortex 1	Saint Louis	MO	—	631	26,543	1,142	631	27,685	28,316	3,091	25,225	2005	2016	50 years
BRDG Park	Saint Louis	MO	—	606	37,083	2,193	606	39,276	39,882	3,326	36,556	2009	2016	52 years
4220 Duncan Avenue	St Louis	MO	13,856	1,871	35,044	4,150	1,871	39,194	41,065	2,633	38,432	2018	2018	35 years
311 South Sarah Street	St. Louis	MO	—	5,154	—	—	5,154	—	5,154	158	4,996	CIP	CIP	CIP
4300 Duncan	St. Louis	MO	—	2,818	46,749	18	2,818	46,767	49,585	3,264	46,321	2008	2017	35 years
Weston Parkway	Cary	NC	—	1,372	6,535	1,743	1,372	8,278	9,650	1,080	8,570	1990	2016	50 years
Patriot Drive	Durham	NC	—	1,960	10,749	372	1,960	11,121	13,081	1,067	12,014	2010	2016	50 years
Chesterfield	Durham	NC	—	3,594	57,781	4,801	3,619	62,557	66,176	9,602	56,574	2017	2017	60 years
Paramount Parkway	Morrisville	NC	—	1,016	19,794	617	1,016	20,411	21,427	2,172	19,255	1999	2016	45 years
Wake 90	Winston-Salem	NC	—	2,752	79,949	1,296	2,752	81,245	83,997	8,056	75,941	2013	2016	40 years
Wake 91	Winston-Salem	NC	—	1,729	73,690	19	1,729	73,709	75,438	5,988	69,450	2011	2016	50 years
Wake 60	Winston-Salem	NC	15,000	1,243	83,414	1,370	1,243	84,784	86,027	9,164	76,863	2016	2016	35 years
Bailey Power Plant	Winston-Salem	NC	—	1,930	34,122	155	846	35,361	36,207	2,737	33,470	2017	2017	35 years
Hershey Center Unit 1	Hummelstown	PA	—	813	23,699	937	813	24,636	25,449	2,213	23,236	2007	2016	50 years
3737 Market Street	Philadelphia	PA	67,945	40	141,981	6,110	40	148,091	148,131	9,961	138,170	2014	2016	54 years
3711 Market Street	Philadelphia	PA	—	12,320	69,278	6,796	12,320	76,074	88,394	6,103	82,291	2008	2016	48 years
3675 Market Street	Philadelphia	PA	111,876	11,370	109,846	42,275	11,370	152,121	163,491	5,101	158,390	2018	2018	35 years
3701 Filbert Street	Philadelphia	PA	—	3,655	—	—	3,655	—	3,655	—	3,655	CIP	CIP	CIP
115 North 38th Street	Philadelphia	PA	—	2,165	—	—	2,165	—	2,165	—	2,165	CIP	CIP	CIP
225 North 38th Street	Philadelphia	PA	—	9,672	1,260	—	9,672	1,260	10,932	—	10,932	CIP	CIP	CIP
3401 Market Street	Philadelphia	PA	—	4,500	22,157	96	4,500	22,253	26,753	812	25,941	1923	2018	35 years
Drexel Academic Tower (6798)	Philadelphia	PA	—	—	10,177	—	—	10,177	10,177	—	10,177	CIP	CIP	CIP
75 N. 38th Street (6799)	Philadelphia	PA	—	9,432	—	—	9,432	—	9,432	—	9,432	N/A	2019	N/A
One uCity Development	Philadelphia	PA	—	—	6,162	—	—	6,162	6,162	—	6,162	CIP	CIP	CIP
Pittsburgh Phase 1	Pittsburg	PA	—	—	28,342	—	—	28,342	28,342	—	28,342	CIP	CIP	CIP
Pittsburgh Phase 2	Pittsburg	PA	—	—	1,999	—	—	1,999	1,999	—	1,999	CIP	CIP	CIP

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
South Street Landing	Providence	RI	—	6,358	111,797	(1,261)	6,358	110,536	116,894	4,406	112,488	2017	2017	45 years
2/3 Davol Square	Providence	RI	—	4,537	6,886	7,116	4,537	14,002	18,539	1,868	16,671	2005	2017	15 years
One Ship Street	Providence	RI	—	1,943	1,734	(29)	1,943	1,705	3,648	198	3,450	1980	2017	25 years
Brown Academic/R&D Building	Providence	RI	43,575	—	68,335	—	—	68,335	68,335	423	67,912	2019	2019	35 years
Providence Phase 2	Providence	RI	—	2,251	—	—	2,251	—	2,251	—	2,251	CIP	CIP	CIP
IRP I	Norfolk	VA	—	60	20,084	775	60	20,859	20,919	1,702	19,217	2007	2016	55 years
IRP II	Norfolk	VA	—	69	21,255	808	69	22,063	22,132	1,781	20,351	2007	2016	55 years
Wexford Biotech 8	Richmond	VA	—	2,615	85,514	988	2,615	86,502	89,117	6,318	82,799	2012	2017	35 years
VTR Pre Development Expense			—	—	12,110	—	—	12,110	12,110	—	12,110	CIP	CIP	CIP
TOTAL FOR LIFE SCIENCES OFFICE BUILDINGS			252,252	126,447	2,042,875	108,745	125,761	2,152,306	2,278,067	150,887	2,127,180
TOTAL FOR OFFICE			642,825	510,797	6,303,476	463,765	505,587	6,772,451	7,278,038	1,447,741	5,830,297
TOTAL FOR ALL PROPERTIES			$2,093,065	$2,278,787	$23,393,356	$1,453,580	$2,283,929	$24,841,794	$27,125,723	$6,197,926	$20,927,797

1 Adjustments to basis included provisions for asset impairments, partial dispositions, costs capitalized subsequent to acquisitions and foreign currency translation adjustments.

VENTAS, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2019

Location	Number of RE Assets	Interest Rate	Fixed / Variable	Maturity Date	Monthly Debt Service	Face Value	Net Book Value	Prior Liens
					(In thousands)
First Mortgages
Ohio	1	8.88%	V	10/1/2021	568	78,448	78,448	—
Texas	1	7.21%	V	1/31/2029	12	1,900	1,900	—

Mezzanine Loans
Multiple	156	8.16%	V	6/9/2021	2,005	489,752	487,246	1,024,482
California	1	7.76%	V	8/29/2024	14	6,428	6,428	34,252
California	1	7.76%	V	8/29/2024	20	9,336	9,336	11,181

Construction Loans
Colorado	1	8.75%	F	11/1/2021	437	59,043	58,860	—
Total					$3,056	$644,907	$642,218	$1,069,915

Mortgage Loan Reconciliation

	2019	2018	2017
	(In thousands)
Beginning Balance	$427,117	$565,875	$634,201
Additions:
New loans	1,234,244	9,900	—
Construction draws	—	—	—
Total additions	1,234,244	9,900	—
Deductions:
Principal repayments	(1,011,353)	(148,658)	(68,326)
Total deductions	(1,011,353)	(148,658)	(68,326)
Effect of foreign currency translation	(7,790)	—	—
Ending Balance	$642,218	$427,117	$565,875

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2019, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Proposals Requiring Your Vote—Proposal 1: Election of Directors,” “Our Executive Officers,” “Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Governance Policies” and “Audit and Compliance Committee” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2020.

ITEM 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Executive Compensation Committee” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2020.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2020.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Transactions with Related Persons,” “Our Board of Directors—Director Independence,” “Audit and Compliance Committee,” “Executive Compensation Committee” and “Nominating and Corporate Governance Committee” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2020.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal 2: Ratification of the Selection of KPMG LLP as Our Independent Registered Public Accounting Firm for Fiscal Year 2020” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2020.

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

4.4
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 14, 2017, File No. 001-10989.

4.5
Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.700% Senior Notes due 2043.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013, File No. 001-10989.

4.6
Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on April 17, 2014, File No. 001-10989.

4.7
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.8
Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.9
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

Exhibit Number	Description of Document	Location of Document
4.10
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

4.12
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

4.13
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

4.14
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

4.15
Fifth Supplemental Indenture dated as of November 12, 2019 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.80% Senior Notes, Series E due 2024.
Filed herewith.

4.16
Sixth Supplemental Indenture dated as of November 12, 2019 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the Floating Rate Senior Notes, Series F due 2021.
Filed herewith.

4.17
Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.18
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
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on June 2, 2016, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.20
Third Supplemental Indenture dated as of September 21, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

4.21
Fourth Supplemental Indenture dated as of March 29, 2017 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.100% Senior Notes due 2023 and the 3.850% Senior Notes due 2027.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 29, 2017, File No. 001-10989.

4.22	Indenture dated February 23, 2018 among Ventas, Inc., Ventas Realty, Limited Partnership, the Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.23
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

4.25
Third Supplemental Indenture dated as of February 26, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.500% Senior Notes due 2024 and 4.875% Senior Notes due 2049
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2019, File No. 001-10989.

4.26
Fourth Supplemental Indenture dated as of July 3, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 2.650% Senior Notes due 2025
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 3, 2019, File No. 001-10989.

4.27
Fifth Supplemental Indenture dated as of August 21, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.000% Senior Notes due 2030
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 21, 2019, File No. 001-10989.

4.28
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

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference herein. Previously filed as Exhibit 3.5 to our Registration Statement on Form S-4, as amended, filed on May 29, 2002, File No. 333-89312.

Exhibit Number	Description of Document	Location of Document
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

10.3*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 1, 2005, File No. 33-107942.

10.4.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.4.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.4.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.5.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.5.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.5.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.5.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.6.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.6.2*	First Amendment to the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.6.3*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.6.4*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.3 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, File No. 001-10989.

10.6.5*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.6.6*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.6.7*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.6.8*	Form of Performance-Based Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.6.9*	Form of Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.6.10*	Form of Transition Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.6.11*	Form of Performance-Based Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.6.12*	Form of Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.6.13*	Form of Transition Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.7.1*	Ventas Executive Deferred Stock Compensation Plan, as amended and restated on December 7, 2017.	Incorporated by reference herein. Previously filed as Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.7.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan, as amended and restated on December 7, 2017.	Incorporated by reference herein. Previously filed as Exhibit 10.9.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989. .

10.8.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.8.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.9.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 4, 2006, File No. 001-09028.

10.10.2*	Amendment dated October 28, 2008 to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference herein. Previously filed as Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.10*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.11.1*	Consulting Agreement dated as of October 15, 2019 between Ventas, Inc. and T. Richard Riney.	Filed herewith.

10.11.2*	Consulting Agreement Amendment dated as of December 13, 2019 between Ventas, Inc. and T. Richard Riney.	Filed herewith.

10.12.1*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014, File No. 001-10989.

10.12.2*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.13.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.13.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.13.3*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.14.1*	Offer of Employment Term Sheet dated March 20, 2018 from Ventas, Inc. to Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.14.2*	Employee Protection and Noncompetition Agreement dated March 20, 2018 between Ventas, Inc. and Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.
10.15*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
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
Date: February 21, 2020

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 21, 2020
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2020
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 21, 2020
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 21, 2020
Melody C. Barnes

/s/ JAY M. GELLERT	Director	February 21, 2020
Jay M. Gellert

/s/ RICHARD I. GILCHRIST	Director	February 21, 2020
Richard I. Gilchrist

/s/ MATTHEW J. LUSTIG	Director	February 21, 2020
Matthew J. Lustig

/s/ ROXANNE M. MARTINO	Director	February 21, 2020
Roxanne M. Martino

/s/ SEAN P. NOLAN	Director	February 21, 2020
Sean P. Nolan

/s/WALTER C. RAKOWICH	Director	February 21, 2020
Walter C. Rakowich

/s/ ROBERT D. REED	Director	February 21, 2020
Robert D. Reed

/s/ JAMES D. SHELTON	Director	February 21, 2020
James D. Shelton