Form 10-Q
period 2020-03-31
Ventas, Inc.
filed 2020-05-08
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Outstanding at May 5, 2020:
373,074,865

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

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of March 31, 2020	As of December 31, 2019
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,244,526	$2,283,929
Buildings and improvements	23,821,353	24,380,440
Construction in progress	505,188	461,354
Acquired lease intangibles	1,241,646	1,306,152
Operating lease assets	391,908	385,225
	28,204,621	28,817,100
Accumulated depreciation and amortization	(7,237,345)	(7,088,013)
Net real estate property	20,967,276	21,729,087
Secured loans receivable and investments, net	623,717	704,612
Investments in unconsolidated real estate entities	165,745	45,022
Net real estate investments	21,756,738	22,478,721
Cash and cash equivalents	2,848,115	106,363
Escrow deposits and restricted cash	38,144	39,739
Goodwill	1,050,137	1,051,161
Assets held for sale	75,039	91,433
Deferred income tax assets, net	47,495	47,495
Other assets	802,160	877,296
Total assets	$26,617,828	$24,692,208
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$14,172,279	$12,158,773
Accrued interest	87,245	111,115
Operating lease liabilities	250,357	251,196
Accounts payable and other liabilities	1,141,309	1,145,700
Liabilities related to assets held for sale	5,007	5,463
Deferred income tax liabilities	47,533	200,831
Total liabilities	15,703,730	13,873,078
Redeemable OP unitholder and noncontrolling interests	197,701	273,678
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 373,094 and 372,811 shares issued at March 31, 2020 and December 31, 2019, respectively	93,256	93,185
Capital in excess of par value	14,135,657	14,056,453
Accumulated other comprehensive loss	(103,408)	(34,564)
Retained earnings (deficit)	(3,491,696)	(3,669,050)
Treasury stock, 22 and 2 shares at March 31, 2020 and December 31, 2019, respectively	(867)	(132)
Total Ventas stockholders’ equity	10,632,942	10,445,892
Noncontrolling interests	83,455	99,560
Total equity	10,716,397	10,545,452
Total liabilities and equity	$26,617,828	$24,692,208
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$194,862	$200,068
Office	208,395	201,428
	403,257	401,496
Resident fees and services	576,770	521,447
Office building and other services revenue	3,128	2,518
Income from loans and investments	24,046	17,126
Interest and other income	4,853	287
Total revenues	1,012,054	942,874
Expenses
Interest	116,696	110,619
Depreciation and amortization	248,837	235,920
Property-level operating expenses:
Senior living	410,131	360,986
Office	64,506	62,085
Triple-net leased	6,331	7,433
	480,968	430,504
Office building services costs	727	633
General, administrative and professional fees	42,535	40,760
Loss on extinguishment of debt, net	—	405
Merger-related expenses and deal costs	8,218	2,180
Other	3,708	23
Total expenses	901,689	821,044
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	110,365	121,830
Loss from unconsolidated entities	(10,876)	(946)
Gain on real estate dispositions	226,225	5,447
Income tax benefit	149,016	1,257
Income from continuing operations	474,730	127,588
Net income	474,730	127,588
Net income attributable to noncontrolling interests	1,613	1,803
Net income attributable to common stockholders	$473,117	$125,785
Earnings per common share
Basic:
Income from continuing operations	$1.27	$0.36
Net income attributable to common stockholders	1.27	0.35
Diluted:
Income from continuing operations	$1.26	$0.35
Net income attributable to common stockholders	1.26	0.35

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$474,730	$127,588
Other comprehensive (loss) income:
Foreign currency translation	(8,540)	3,827
Unrealized (loss) gain on available for sale securities	(51,699)	9,291
Derivative instruments	(18,587)	(5,438)
Total other comprehensive (loss) income	(78,826)	7,680
Comprehensive income	395,904	135,268
Comprehensive (loss) income attributable to noncontrolling interests	(8,369)	1,803
Comprehensive income attributable to common stockholders	$404,273	$133,465

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2019	(In thousands, except per share amounts)
Balance at January 1, 2020	$93,185	$14,056,453	$(34,564)	$(3,669,050)	$(132)	$10,445,892	$99,560	$10,545,452
Net income	—	—	—	473,117	—	473,117	1,613	474,730
Other comprehensive loss	—	—	(68,844)	—	—	(68,844)	(9,982)	(78,826)
Net change in noncontrolling interests	—	761	—	—	—	761	(7,736)	(6,975)
Dividends to common stockholders—$0.7925 per share	—	—	—	(296,482)	—	(296,482)	—	(296,482)
Issuance of common stock for stock plans, restricted stock grants and other	71	10,894	—	719	(735)	10,949	—	10,949
Adjust redeemable OP unitholder interests to current fair value	—	67,811	—	—	—	67,811	—	67,811
Redemption of OP Units	—	(262)	—	—	—	(262)	—	(262)
Balance at March 31, 2020	$93,256	$14,135,657	$(103,408)	$(3,491,696)	$(867)	$10,632,942	$83,455	$10,716,397

Balance at January 1, 2019	$89,125	$13,076,528	$(19,582)	$(2,930,214)	$—	$10,215,857	$55,737	$10,271,594
Net income	—	—	—	125,785	—	125,785	1,803	127,588
Other comprehensive income	—	—	7,680	—	—	7,680	—	7,680
Net change in noncontrolling interests	—	(1,690)	—	—	—	(1,690)	(1,190)	(2,880)
Dividends to common stockholders—$0.7925 per share	—	—	—	(284,772)	—	(284,772)	—	(284,772)
Issuance of common stock	390	98,048	—	—	—	98,438	—	98,438
Issuance of common stock for stock plans, restricted stock grants and other	64	6,732	—	—	—	6,796	—	6,796
Adjust redeemable OP unitholder interests to current fair value	—	(19,068)	—	—	—	(19,068)	—	(19,068)
Cumulative effect of change in accounting principle	—	—	(163)	800	—	637	—	637
Balance at March 31, 2019	$89,579	$13,160,550	$(12,065)	$(3,088,401)	$—	$10,149,663	$56,350	$10,206,013

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$474,730	$127,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248,837	235,920
Amortization of deferred revenue and lease intangibles, net	(2,973)	(2,846)
Other non-cash amortization	3,851	6,131
Stock-based compensation	10,514	8,405
Straight-lining of rental income	(6,788)	(8,489)
Loss on extinguishment of debt, net	—	405
Gain on real estate dispositions	(226,225)	(5,447)
Gain on real estate loan investments	(167)	—
Income tax benefit	(150,273)	(1,715)
Loss from unconsolidated entities	10,876	946
Distributions from unconsolidated entities	1,600	1,200
Other	3,805	2,283
Changes in operating assets and liabilities:
Increase in other assets	(13,768)	(13,704)
Decrease in accrued interest	(23,032)	(18,047)
(Decrease) increase in accounts payable and other liabilities	(16,535)	3,490
Net cash provided by operating activities	314,452	336,120
Cash flows from investing activities:
Net investment in real estate property	(79,539)	(13,097)
Investment in loans receivable	(1,051)	(4,257)
Proceeds from real estate disposals	625,439	17,551
Proceeds from loans receivable	99,117	1,275
Development project expenditures	(94,229)	(49,652)
Capital expenditures	(26,789)	(21,955)
Investment in unconsolidated entities	(5,809)	(687)
Insurance proceeds for property damage claims	42	2,998
Net cash provided by (used in) investing activities	517,181	(67,824)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	2,762,153	(700,775)
Net change in borrowings under commercial paper program	(565,524)	194,498
Proceeds from debt	82,759	706,591
Repayment of debt	(62,973)	(262,570)
Payment of deferred financing costs	(1,963)	(6,837)
Issuance of common stock, net	—	98,378
Cash distribution to common stockholders	(296,304)	(282,874)
Cash distribution to redeemable OP unitholders	(2,325)	(2,216)
Cash issued for redemption of OP Units	(570)	—
Contributions from noncontrolling interests	155	1,223
Distributions to noncontrolling interests	(2,543)	(2,623)
Proceeds from stock option exercises	3,389	4,316
Other	(4,954)	(6,874)
Net cash provided by (used in) financing activities	1,911,300	(259,763)
Net increase in cash, cash equivalents and restricted cash	2,742,933	8,533
Effect of foreign currency translation	(2,776)	234
Cash, cash equivalents and restricted cash at beginning of period	146,102	131,464
Cash, cash equivalents and restricted cash at end of period	$2,886,259	$140,231

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$533	$—
Other assets	56	—
Other liabilities	398	—
Noncontrolling interests	191	—

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of senior housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2020, we owned or managed through unconsolidated joint ventures approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We also had 22 properties under development, including four properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in senior housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers.

As of March 31, 2020, we leased a total of 412 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 122 properties (excluding two properties managed by Brookdale Senior Living pursuant to long-term management agreements), 11 properties and 32 properties, respectively, as of March 31, 2020.

As of March 31, 2020, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 405 senior housing communities for us.

Through our Lillibridge Healthcare Services, Inc. subsidiary and our ownership interest in PMB Real Estate Services LLC, we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and non-mortgage loans and other investments relating to senior housing and healthcare operators or properties.

COVID-19 Update

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak has now spread to the United States and infections have been reported globally.

Starting in March, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our senior living operating portfolio, March occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. These trends accelerated in April, and are expected to continue through at least May, impacting revenues and net operating income in the second quarter.

Our triple-net senior housing tenants experienced similar trends, which has put them under increased operational and financial pressure. While we collected substantially all triple-net senior housing rent we expected to receive in March and April, we have given and may continue to provide financial support to these tenants in the form of rent deferrals and application of portions of lease deposits to fulfill payment obligations. Without financial support or other government assistance, certain of our triple-net senior housing tenants will likely experience worsening financial conditions through the second quarter, which would pressure their rent coverage ratios and may affect their ability to pay us contractual rent in full on a timely basis.

In our office operations segment and healthcare triple-net leased properties business, we collected substantially all rent due in the first quarter. In April, we collected substantially all rent due from our healthcare triple-net leased tenants. This cohort of tenants has benefitted from significant government financial support to partially offset the direct financial impact of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

the COVID-19 pandemic on healthcare providers. In our office operations segment, we received 96% of anticipated rent in April. We expect the majority of remaining unpaid April rent to ultimately be collectible. In our office operations segment, most markets have transitioned to virtual tours and our tenant retention increased in April as many tenants have delayed or canceled move-outs as a result of the COVID-19 pandemic.

In March, we took precautionary steps to increase liquidity and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. On March 12, 2020, we provided notice to the lenders under our $3.0 billion unsecured revolving credit facility to borrow $2.75 billion under the facility. A total of $2.9 billion is currently outstanding under the facility. In March 2020, we added to this liquidity by issuing $500.0 million aggregate principal amount of 4.75% senior notes due 2030. The notes were settled and proceeds were received in April 2020.

We had approximately $3.2 billion in cash and cash equivalents on hand as of May 6, 2020, with negligible near-term debt maturing and no pending, unfunded or unannounced acquisitions. In order to conserve capital, we have reduced expected capital expenditures for 2020 by $0.3 billion to a new expected total of $0.5 billion, mainly through pausing certain ground-up developments that were not yet substantially underway. We are also reviewing our general and administrative expenses to identify additional opportunities to reduce operating costs.

The federal government, as well as state and local governments, have implemented or announced programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which benefit or could benefit our company, tenants, operators, borrowers and managers.  While these government assistance programs are not expected to fully offset the negative financial impact of the pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded, we are monitoring them closely and have been in active dialogue with our tenants, operators, borrowers and managers regarding ways in which these programs could benefit them or us.

We expect the trends highlighted above with respect to the impact of the COVID-19 pandemic to continue and, in some cases, accelerate. The extent of the COVID-19 pandemic’s continued effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift, the availability of government financial support to our business, tenants and operators and whether a resurgence of the outbreak occurs. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows but it could be material.

We have utilized all available information as described above in consistently applying our critical accounting policies that affect our more significant estimates and judgments used in preparation of our Consolidated Financial Statements for the quarter ended March 31, 2020, including impairment of long-lived and intangible assets and revenue recognition.

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 24, 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

	March 31, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$661,649	$240,099	$666,404	$244,934
Other identified VIEs	3,727,402	1,386,629	4,075,821	1,459,830
Tax credit VIEs	887,976	343,825	845,229	333,809

Investments in Unconsolidated Entities

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We adjust our investment in unconsolidated entities for additional contributions made, distributions received as well as our share of the investee's earnings or losses which is included in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We base the initial carrying value of investments in unconsolidated entities on the fair value of the assets at the time we acquired the joint venture interest. We estimate initial fair values for our equity method investments based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. The capitalization rates, discount rates and credit spreads we use in these models are based upon assumptions that we believe to be within a reasonable range of current market rates for the respective investments.

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of March 31, 2020, third party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

As redemption rights are outside of our control, the redeemable OP Units are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Units at the greater of cost or redemption value. As of March 31, 2020 and December 31, 2019, the fair value of the redeemable OP Units was $100.8 million and $171.2 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at March 31, 2020 and December 31, 2019. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

Accounting for Historic and New Markets Tax Credits

For certain of our research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new markets tax credits (“NMTCs”). As of March 31, 2020, we owned 11 properties, including two properties in development, that had syndicated HTCs or NMTCs, or both, to TCIs.

In general, TCIs invest cash into special purpose entities that invest in entities that own the subject property and generate the tax credits. The TCIs receive substantially all of the tax credits and hold only a nominal interest in the economic risk and benefits of the special purpose entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with estimating the fair value of the reporting unit. On January 1, 2020 we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the traditional “Step 2” of the goodwill impairment test that required a hypothetical purchase price allocation. A goodwill impairment, if any, will be recognized in the period it is determined and now measured as the amount by which a reporting unit’s carrying value exceeds its fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

the election of the holder for cash or, at our option, shares of our common stock, subject to adjustment in certain circumstances.

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and research and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2020 and December 31, 2019, this cumulative excess totaled $277.1 million and $278.8 million, respectively (excluding properties classified as held for sale).

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

On January 1, we adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require us to evaluate a current estimate of all expected credit losses over the life of a financial instrument, which may result in earlier recognition of credit losses on loans and other financial instruments. Under prior guidance, we generally only considered past events and current conditions in measuring an incurred loss. We will establish a reserve for any estimated credit losses using this model with a corresponding charge to net income. We adopted ASU 2016-13 using the modified retrospective method and we established no reserve upon adoption.

Lease Accounting

We lease real property, primarily land and corporate office space, and equipment, primarily vehicles at our senior housing communities. At lease inception, we establish an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value. Our lease expense primarily consists of ground and corporate office leases. Ground lease expense is included in interest expense and corporate office lease expense is included in general, administrative and professional fees in the Company's Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2020, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 20.8%, 10.6%, 7.9%, 4.9% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2020). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 44.1% and 19.5% of our consolidated real estate investments were senior housing communities included in the senior living operations and triple-net leased properties reportable business segments, respectively (excluding properties classified as held for sale as of March 31, 2020). MOBs, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 36.4%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of March 31, 2020, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

Triple-Net Leased Properties

The following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Three Months Ended March 31,
	2020	2019
Revenues(1):
Brookdale Senior Living	4.6%	4.8%
Ardent	3.0	3.1
Kindred	3.2	3.4
NOI:
Brookdale Senior Living	8.8%	8.8%
Ardent	5.8	5.7
Kindred	6.2	6.2

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended March 31, 2020 and 2019. If Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Senior Living Operations

As of March 31, 2020, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 260 of our 400 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses or financial condition could have a Material Adverse Effect on us.

Brookdale Senior Living, Kindred, Atria, Sunrise and Ardent Information

Brookdale Senior Living is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Brookdale Senior Living or other publicly available information, or was provided to us by Brookdale Senior Living, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.

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

NOTE 4—DISPOSITIONS

2020 Activity

In March 2020, we formed the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Fund”), a perpetual life vehicle that focuses on investments in research and innovation centers, medical office buildings and senior housing communities in North America.  To seed the Fund, we contributed six (two of which are on the same campus) stabilized research and innovation and medical office properties.  We received cash consideration of $620 million and a 21% interest in the Fund. We recognized a gain on the transactions of $223.4 million.

Also, during the three months ended March 31, 2020, we sold one MOB and one senior housing community for aggregate consideration of $9.2 million and we recognized a gain on the sale of these assets of $2.8 million.

Real Estate Impairment

We recognized impairments of $12.2 million and $10.2 million, respectively, for the three months ended March 31, 2020 and 2019, which are recorded in depreciation and amortization in our Consolidated Statements of Income. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties.

	As of March 31, 2020			As of December 31, 2019
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-Net Leased Properties	8	$52,115	$1,512	8	$62,098	$1,623
Office Operations	—	1,496	1,397	1	5,177	499
Senior Living Operations	5	21,428	2,098	6	24,158	3,341
Total	13	$75,039	$5,007	15	$91,433	$5,463

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of March 31, 2020 and December 31, 2019, we had $857.0 million and $1.0 billion, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
As of March 31, 2020:
Secured/mortgage loans and other, net	$567,247	$567,247	$444,187	$—
Government-sponsored pooled loan investments, net (1)	56,470	52,879	56,470	3,591
Total investments reported as secured loans receivable and investments, net	623,717	620,126	500,657	3,591
Non-mortgage loans receivable, net	44,301	44,301	39,915	—
Marketable debt securities (2)	189,024	213,128	189,024	(24,104)
Total loans receivable and investments, net	$857,042	$877,555	$729,596	$(20,513)

As of December 31, 2019:
Secured/mortgage loans and other, net	$645,546	$645,546	$646,925	$—
Government-sponsored pooled loan investments, net (1)	59,066	52,178	59,066	6,888
Total investments reported as secured loans receivable and investments, net	704,612	697,724	705,991	6,888
Non-mortgage loans receivable, net	63,724	63,724	63,538	—
Marketable debt securities (2)	237,360	213,062	237,360	24,298
Total loans receivable and investments, net	$1,005,696	$974,510	$1,006,889	$31,186

(1)	Investments in government-sponsored pool loans have contractual maturity dates in 2021 and 2023.

(2)	Investments in marketable debt securities have contractual maturity dates in 2024 and 2026.

2020 Activity

During the three months ended March 31, 2020, we received aggregate proceeds of $99.0 million for the full repayment of the principal balances of seven loans receivable with a weighted average interest rate of 8.4% that were due to mature between 2020 and 2024, resulting in total gains of $1.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

At March 31, 2020, we had a 25% interest in a real estate joint venture that has a majority ownership in six properties and four properties under development.

In March 2020, we formed the Fund in which we are manager, general partner and had a 21% ownership interest. See “Note 4 - Dispositions.”

We account for our interests in real estate joint ventures, including the Fund, as well as our 34% interest in Atria, 34% interest in Eclipse Senior Living (“ESL”) and 9.8% interest in Ardent, which are included within other assets on our Consolidated Balance Sheets, under the equity method of accounting.

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

With the exception of our interests in Atria, ESL and Ardent, we provide various services to unconsolidated entities in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.0 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.

NOTE 7—INTANGIBLES

The following is a summary of our intangibles:

	As of March 31, 2020		As of December 31, 2019
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$142,556	6.8	$145,891	6.9
In-place and other lease intangibles	1,099,090	10.8	1,160,261	10.6
Goodwill	1,050,137	N/A	1,051,161	N/A
Other intangibles	35,712	10.7	35,837	10.9
Accumulated amortization	(910,159)	N/A	(920,742)	N/A
Net intangible assets	$1,417,336	10.4	$1,472,408	10.2
Intangible liabilities:
Below market lease intangibles	$339,794	14.5	$349,357	14.5
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(202,017)	N/A	(203,834)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$154,843	14.5	$162,589	14.5
N/A—Not Applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

NOTE 8—OTHER ASSETS

The following is a summary of our other assets:

	As of March 31, 2020	As of December 31, 2019
	(In thousands)
Straight-line rent receivables	$277,078	$278,833
Non-mortgage loans receivable, net	44,301	63,724
Marketable debt securities	189,024	237,360
Other intangibles, net	4,956	5,149
Investment in unconsolidated operating entities	45,608	59,301
Other	241,193	232,929
Total other assets	$802,160	$877,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt:

	As of March 31, 2020	As of December 31, 2019
	(In thousands)
Unsecured revolving credit facility (1)	$2,888,159	$120,787
Commercial paper notes	—	567,450
Secured revolving construction credit facility due 2022	152,427	160,492
Floating Rate Senior Notes, Series F due 2021 (2)	213,386	231,018
3.25% Senior Notes due 2022	500,000	500,000
3.30% Senior Notes, Series C due 2022 (2)	177,822	192,515
Unsecured term loan due 2023	200,000	200,000
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	195,604	211,767
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	177,822	192,515
2.80% Senior Notes, Series E due 2024 (2)	426,773	462,036
Unsecured term loan due 2025 (2)	355,644	385,030
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	1,943,909	1,996,969
Total	14,256,769	12,245,802
Deferred financing costs, net	(76,967)	(79,939)
Unamortized fair value adjustment	17,975	20,056
Unamortized discounts	(25,498)	(27,146)
Senior notes payable and other debt	$14,172,279	$12,158,773

(1)
As of March 31, 2020 and December 31, 2019, respectively, $12.4 million and $26.2 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $25.7 million and $27.6 million were denominated in British pounds as of March 31, 2020 and December 31, 2019, respectively.

(2)	Canadian Dollar debt obligations shown in US Dollars.

(3)
Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2023 and 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of March 31, 2020, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2020	$198,730	$—	$30,149	$228,879
2021	379,222	2,888,159	38,427	3,305,808
2022	1,224,542	—	33,010	1,257,552
2023	1,574,517	—	20,059	1,594,576
2024	1,520,387	—	14,114	1,534,501
Thereafter	6,240,467	—	94,986	6,335,453
Total maturities	$11,137,865	$2,888,159	$230,745	$14,256,769

(1)
At March 31, 2020, we had $40.0 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $2.8 billion of unrestricted cash and cash equivalents.

Credit Facilities, Commercial Paper and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875% as of March 31, 2020. The unsecured revolving credit facility matures in April 2021, but may be extended at our option subject to the satisfaction of certain conditions, including all representations and warranties being correct in all material respects with no existing defaults, for two additional periods of six months each to April 2022. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2020, we had no borrowings outstanding under our commercial paper program.

As of March 31, 2020, $2.9 billion was outstanding under the unsecured revolving credit facility with an additional $24.0 million restricted to support outstanding letters of credit. See “Note 1 - Description Of Business - COVID-19 Update.” We had $87.9 million in available liquidity under the unsecured revolving credit facility as of March 31, 2020.

As of March 31, 2020, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of March 31, 2020, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

As of March 31, 2020, we had a $400.0 million secured revolving construction credit facility with $152.4 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

Senior Notes

In March 2020, Ventas Realty issued $500.0 million aggregate principal amount of 4.75% senior notes due 2030 at a public offering price equal to 97.86% of par. The notes were settled and proceeds were received in April 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$2,848,115	$2,848,115	$106,363	$106,363
Escrow deposits and restricted cash	38,144	38,144	39,739	39,739
Secured mortgage loans and other, net	567,247	444,187	645,546	646,925
Non-mortgage loans receivable, net	44,301	39,915	63,724	63,538
Marketable debt securities	189,024	189,024	237,360	237,360
Government-sponsored pooled loan investments, net	56,470	56,470	59,066	59,066
Derivative instruments	1,676	1,676	738	738
Liabilities:
Senior notes payable and other debt, gross	14,256,769	14,223,577	12,245,802	12,778,758
Derivative instruments	30,413	30,413	12,987	12,987
Redeemable OP Units	100,763	100,763	171,178	171,178

For a discussion of the assumptions considered, refer to “Note 2 - Accounting Policies.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

NOTE 11—LITIGATION

Proceedings Arising in Connection with Our Business

From time to time, we are party to various legal actions, regulatory proceedings and claims (some of which may not be fully insured and some of which may allege large damage amounts) arising in connection with our business, including our senior living and office operations. These claims may include, among other things, professional liability and general liability claims, unfair business practices claims, employment claims and regulatory proceedings related to our senior living operations, the risks of which has increased as a result of the COVID-19 pandemic.

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

Proceedings against Tenants, Operators and Managers

From time to time, Atria, Sunrise, Brookdale Senior Living, Ardent, Kindred and our other tenants, operators and managers are parties to certain legal actions, regulatory proceedings and claims arising in the conduct of their business and operations, the risk of which has increased as a result of the COVID-19 pandemic. In other circumstances, regardless of whether we are a named party in the legal actions, regulatory proceedings or claims, we may be contractually obligated to indemnify, defend and hold harmless our tenants, operators and managers against such actions, proceedings or claims. The unfavorable resolution of any such actions, proceedings or claims could, individually or in the aggregate, materially adversely affect our or such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Proceedings Indemnified and Defended by Third Parties

From time to time, we are party to certain legal actions, regulatory proceedings and claims for which our tenants, operators, managers and other third parties are contractually obligated to indemnify, defend and hold us harmless in whole or in part. For instance, managers of our senior living communities and tenants of our triple-net leased properties and, in some cases, their affiliates are required by the terms of their management agreements, leases or other agreements with us to indemnify, defend and hold us harmless against certain actions, investigations and claims. In addition, third parties from whom we acquired certain of our assets and, in some cases, their affiliates are required by the terms of the related conveyance documents to indemnify, defend and hold us harmless against certain actions, investigations and claims related to the acquired assets and arising prior to our ownership or related to excluded assets and liabilities. In some cases, a portion of the purchase price consideration is held in escrow for a specified period of time as collateral for these indemnification obligations.

We are presently being defended by certain third parties in these types of matters. We cannot assure you that these third parties will continue to defend us in these matters, that they will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect our tenants’ or other obligated third parties’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.

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

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the three months ended March 31, 2020, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provisions for income taxes for the three months ended March 31, 2020 and 2019 were a benefit of $149.0 million and $1.3 million, respectively. The income tax benefit for the three months ended March 31, 2020 was primarily due to a $152.9 million net deferred tax benefit related to the internal restructuring of certain US taxable REIT subsidiaries completed within the quarter. The benefit resulted from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in this tax-free transaction. The income tax benefit for the three months ended March 31, 2019 was primarily due to operating losses at our TRS entities.

Realization of a deferred tax benefit related to NOLs depends, in part, upon generating sufficient taxable income within the relevant carryforward period. The REIT NOL carryforwards will begin to expire within the current year while TRS NOL carryforwards will begin to expire in 2032.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $47.5 million and $200.8 million as of March 31, 2020 and December 31, 2019, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Net deferred tax assets with respect to our TRS entities totaled $47.5 million as of March 31, 2020 and December 31, 2019 and related primarily to loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2016 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2015 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2015 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 13—STOCKHOLDERS' EQUITY

Capital Stock

From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”).  During the three months ended March 31, 2020, we sold no shares of common stock under our ATM program.  As of March 31, 2020, $822.1 million of our common stock remained available for sale under our ATM program.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss:

	As of March 31, 2020	As of December 31, 2019
	(In thousands)
Foreign currency translation	$(60,283)	$(51,743)
Available for sale securities	(20,513)	27,380
Derivative instruments	(22,612)	(10,201)
Total accumulated other comprehensive loss	$(103,408)	$(34,564)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$474,730	$127,588
Net income	474,730	127,588
Net income attributable to noncontrolling interests	1,613	1,803
Net income attributable to common stockholders	$473,117	$125,785
Denominator:
Denominator for basic earnings per share—weighted average shares	372,829	356,853
Effect of dilutive securities:
Stock options	19	328
Restricted stock awards	188	440
OP unitholder interests	2,961	2,998
Denominator for diluted earnings per share—adjusted weighted average shares	375,997	360,619
Basic earnings per share:
Income from continuing operations	$1.27	$0.36
Net income attributable to common stockholders	1.27	0.35
Diluted earnings per share:
Income from continuing operations	$1.26	$0.35
Net income attributable to common stockholders	1.26	0.35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 15—SEGMENT INFORMATION

As of March 31, 2020, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summary information by reportable business segment is as follows:

	For the Three Months Ended March 31, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$194,862	$—	$208,395	$—	$403,257
Resident fees and services	—	576,770	—	—	576,770
Office building and other services revenue	—	—	2,174	954	3,128
Income from loans and investments	—	—	—	24,046	24,046
Interest and other income	—	—	—	4,853	4,853
Total revenues	$194,862	$576,770	$210,569	$29,853	$1,012,054

Total revenues	$194,862	$576,770	$210,569	$29,853	$1,012,054
Less:
Interest and other income	—	—	—	4,853	4,853
Property-level operating expenses	6,331	410,131	64,506	—	480,968
Office building services costs	—	—	727	—	727
Segment NOI	$188,531	$166,639	$145,336	$25,000	525,506
Interest and other income					4,853
Interest expense					(116,696)
Depreciation and amortization					(248,837)
General, administrative and professional fees					(42,535)
Merger-related expenses and deal costs					(8,218)
Other					(3,708)
Loss from unconsolidated entities					(10,876)
Gain on real estate dispositions					226,225
Income tax benefit					149,016
Income from continuing operations					474,730
Net income					474,730
Net income attributable to noncontrolling interests					1,613
Net income attributable to common stockholders					$473,117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended March 31, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$200,068	$—	$201,428	$—	$401,496
Resident fees and services	—	521,447	—	—	521,447
Office building and other services revenue	—	—	1,775	743	2,518
Income from loans and investments	—	—	—	17,126	17,126
Interest and other income	—	—	—	287	287
Total revenues	$200,068	$521,447	$203,203	$18,156	$942,874

Total revenues	$200,068	$521,447	$203,203	$18,156	$942,874
Less:
Interest and other income	—	—	—	287	287
Property-level operating expenses	7,433	360,986	62,085	—	430,504
Office building services costs	—	—	633	—	633
Segment NOI	$192,635	$160,461	$140,485	$17,869	511,450
Interest and other income					287
Interest expense					(110,619)
Depreciation and amortization					(235,920)
General, administrative and professional fees					(40,760)
Loss on extinguishment of debt, net					(405)
Merger-related expenses and deal costs					(2,180)
Other					(23)
Loss from unconsolidated entities					(946)
Gain on real estate dispositions					5,447
Income tax benefit					1,257
Income from continuing operations					127,588
Net income					127,588
Net income attributable to noncontrolling interests					1,803
Net income attributable to common stockholders					$125,785

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Capital expenditures:
Triple-net leased properties	$7,685	$8,591
Senior living operations	51,884	26,959
Office operations	140,988	49,154
Total capital expenditures	$200,557	$84,704

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenues:
United States	$908,193	$888,281
Canada	96,970	47,597
United Kingdom	6,891	6,996
Total revenues	$1,012,054	$942,874

	As of March 31, 2020	As of December 31, 2019
	(In thousands)
Net real estate property:
United States	$18,089,200	$18,631,352
Canada	2,631,249	2,830,850
United Kingdom	246,827	266,885
Total net real estate property	$20,967,276	$21,729,087

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

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (“SEC”). These factors include without limitation:

•
The effects of the ongoing COVID-19 pandemic and measures intended to prevent its spread on our business, results of operations, cash flows and financial condition, including declines in rental revenues and increases in operating costs in our senior housing operating portfolio, deterioration in the financial conditions of our tenants and their ability to satisfy their payment obligations to us, constraints in our ability to access capital and other sources of funding and increased risk of claims, litigation and regulatory proceedings and uncertainty that may adversely affect us;

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

•	The nature and extent of future competition, including new construction in the markets in which our senior housing communities and office buildings are located;

•	The extent and effect of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of London Inter-bank Offered Rate (“LIBOR”) after 2021;

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

•
Risks associated with our senior housing operating portfolio, such as factors that can cause volatility in our operating income and earnings generated by those properties, including without limitation national and regional economic conditions, development of new competing properties, costs of food, materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

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

•
Consolidation in the senior housing and healthcare industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, operators, borrowers or managers or significant changes in the senior management of our tenants, operators, borrowers or managers;

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

Brookdale Senior Living, Kindred, Atria, Sunrise and Ardent Information

Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Brookdale Senior Living or other publicly available information, or was provided to us by Brookdale Senior Living, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.

Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”), Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) are not currently subject to the reporting requirements of the SEC. The information related to Kindred, Atria, Sunrise and Ardent contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Kindred, Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

Company Overview

We are a REIT with a highly diversified portfolio of senior housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2020, we owned or managed through unconsolidated joint ventures approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, MOBs, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We also had 22 properties under development, including four properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

We primarily invest in senior housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers.

As of March 31, 2020, we leased a total of 412 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 122 properties (excluding two properties managed by Brookdale Senior Living pursuant to long-term management agreements), 11 properties and 32 properties, respectively, as of March 31, 2020.

As of March 31, 2020, pursuant to long-term management agreements, we engaged independent operators, such as Atria and Sunrise, to manage 405 senior housing communities for us.

Through our Lillibridge Healthcare Services, Inc. subsidiary and our ownership interest in PMB Real Estate Services LLC, we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and non-mortgage loans and other investments relating to senior housing and healthcare operators or properties.

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

COVID-19 Update

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak has now spread to the United States and infections have been reported globally.

Starting in March, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our senior living operating portfolio, March occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. These trends accelerated in April, and are expected to continue through at least May, impacting revenues and net operating income in the second quarter.

Our triple-net senior housing tenants experienced similar trends, which has put them under increased operational and financial pressure. While we collected substantially all triple-net senior housing rent we expected to receive in March and April, we have given and may continue to provide financial support to these tenants in the form of rent deferrals and application of portions of lease deposits to fulfill payment obligations. Without financial support or other government assistance, certain of our triple-net senior housing tenants will likely experience worsening financial conditions through the second quarter, which would pressure their rent coverage ratios and may affect their ability to pay us contractual rent in full on a timely basis.

In our office operations segment and healthcare triple-net leased properties business, we collected substantially all rent due in the first quarter. In April, we collected substantially all rent due from our healthcare triple-net leased tenants. This cohort of tenants has benefitted from significant government financial support to partially offset the direct financial impact of the COVID-19 pandemic on healthcare providers. In our office operations segment, we received 96% of anticipated rent in April. We expect the majority of remaining unpaid April rent to ultimately be collectible. In our office operations segment, most markets have transitioned to virtual tours and our tenant retention increased in April as many tenants have delayed or canceled move-outs as a result of the COVID-19 pandemic.

In March, we took precautionary steps to increase liquidity and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. On March 12, 2020, we provided notice to the lenders under our $3.0 billion unsecured revolving credit facility to borrow $2.75 billion under the facility. A total of $2.9 billion is currently outstanding under the facility. In March 2020, we added to this liquidity by issuing $500.0 million aggregate principal amount of 4.75% senior notes due 2030. The notes were settled and proceeds were received in April 2020.

We had approximately $3.2 billion in cash and cash equivalents on hand as of May 6, 2020, with negligible near-term debt maturing and no pending, unfunded or unannounced acquisitions. In order to conserve capital, we have reduced expected capital expenditures for 2020 by $0.3 billion to a new expected total of $0.5 billion, mainly through pausing certain ground-up developments that were not yet substantially underway. We are also reviewing our general and administrative expenses to identify additional opportunities to reduce operating costs.

The federal government, as well as state and local governments, have implemented or announced programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which benefit or could benefit our company, tenants, operators, borrowers and managers.  While these government assistance programs are not expected to fully offset the negative financial impact of the pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded, we are monitoring them closely and have been in active dialogue with our tenants, operators, borrowers and managers regarding ways in which these programs could benefit them or us.

We expect the trends highlighted above with respect to the impact of the COVID-19 pandemic to continue and, in some cases, accelerate. The extent of the COVID-19 pandemic’s continued effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift, the availability of government financial support to our business, tenants and operators and whether a resurgence of the outbreak occurs. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows but it could be material.

2020 Highlights

Investments and Dispositions

•
In March 2020, we formed and sponsored the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Fund”), a perpetual life vehicle that focuses on investments in life science, medical office and senior housing real estate.  We are the manager and general partner of the Fund and have retained a 21% interest in the Fund. To seed the Fund, we contributed six (two of which are on the same campus) stabilized research and innovation and medical office properties comprising 1.2 million square feet of space.  We received cash consideration of $620 million and recognized a gain on the transactions of $223.4 million. The Fund had more than $0.7 billion in assets under management and third-party equity commitments of approximately $0.65 billion from globally respected institutional investors as of March 31, 2020.

•
During the three months ended March 31, 2020, we received aggregate proceeds of $99.0 million for the full repayment of the principal balances of seven loans receivable with a weighted average interest rate of 8.4% that were due to mature between 2020 and 2024, resulting in total gains of $1.4 million.

•	During the three months ended March 31, 2020, we sold two properties for aggregate consideration of $9.2 million and we recognized a gain on the sale of these assets of $2.8 million.

Liquidity

•
In March 2020, to increase liquidity and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic, we drew $2.75 billion under our $3.0 billion unsecured revolving credit facility and our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), issued $500.0 million aggregate principal amount of 4.75% senior notes due 2030. The notes were settled and proceeds were received in April 2020.

Portfolio

•
Following the end of the quarter, we completed a transaction with affiliates of Holiday Retirement (collectively, “Holiday”), including (a) entry into a new, terminable management agreement with Holiday Management Company for our 26 independent living assets previously subject to a triple-net lease (the “Holiday Lease”) with Holiday; (b) termination of the Holiday Lease; and (c) our receipt from Holiday of approximately $34 million in cash and $66 million in principal amount of secured notes. We expect to recognize income in the amount equal to the cash received and the fair value of the notes and expect to record expenses including a $50 million write-off of the accrued straight-line receivable related to the Holiday Lease. The transaction was effective as of April 1, 2020.

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

	As of March 31, 2020	As of December 31, 2019
Investment mix by asset type(1):
Senior housing communities	63.6%	62.2%
MOBs	19.1	19.3
Research and innovation centers	7.4	8.7
Health systems	5.3	5.1
IRFs and LTACs	1.7	1.6
Skilled nursing facilities (“SNFs”)	0.7	0.7
Secured loans receivable and investments, net	2.2	2.4
Investment mix by tenant, operator and manager(1):
Atria	20.8%	20.4%
Sunrise	10.6	10.3
Brookdale Senior Living	7.9	7.7
Ardent	4.9	4.7
Kindred	1.1	1.0
All other	54.7	55.9

(1)	Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended March 31,
	2020	2019
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	57.0%	55.3%
Brookdale Senior Living(2)	4.6	4.8
Ardent	3.0	3.1
Kindred	3.2	3.4
All others	32.2	33.4
Adjusted EBITDA:
Senior living operations	33.1%	32.9%
Brookdale Senior Living(2)	9.3	7.6
Ardent	6.1	5.0
Kindred	6.5	5.4
All others	45.0	49.1
Net operating income (“NOI”)
Senior living operations	31.7%	31.4%
Brookdale Senior Living(2)	8.8	8.8
Ardent	5.8	5.7
Kindred	6.2	6.2
All others	47.5	47.9
Operations mix by geographic location(3):
California	15.3%	16.3%
New York	8.6	9.1
Texas	5.7	6.3
Pennsylvania	4.7	4.8
Florida	4.2	4.1
All others	61.5	59.4

(1)
Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).

(2)	Excludes two senior housing communities which are included in the senior living operations reportable business segment.

(3)	Ratios are based on total revenues (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to Adjusted EBITDA and NOI, respectively.

Triple-Net Lease Expirations

If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the three months ended March 31, 2020, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 24, 2020, contains further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2020. Please refer to “Note 2 - Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting standards.

Results of Operations

As of March 31, 2020, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. For further information regarding our reportable business segments and a discussion of our definition of segment NOI, see “Note 15 - Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Three Months Ended March 31, 2020 and 2019

The table below shows our results of operations for the three months ended March 31, 2020 and 2019 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended March 31,		(Decrease) Increase to Net Income
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$188,531	$192,635	$(4,104)	(2.1)%
Senior living operations	166,639	160,461	6,178	3.9
Office operations	145,336	140,485	4,851	3.5
All other	25,000	17,869	7,131	39.9
Total segment NOI	525,506	511,450	14,056	2.7
Interest and other income	4,853	287	4,566	nm
Interest expense	(116,696)	(110,619)	(6,077)	(5.5)
Depreciation and amortization	(248,837)	(235,920)	(12,917)	(5.5)
General, administrative and professional fees	(42,535)	(40,760)	(1,775)	(4.4)
Loss on extinguishment of debt, net	—	(405)	405	nm
Merger-related expenses and deal costs	(8,218)	(2,180)	(6,038)	nm
Other	(3,708)	(23)	(3,685)	nm
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	110,365	121,830	(11,465)	(9.4)
Loss from unconsolidated entities	(10,876)	(946)	(9,930)	nm
Gain on real estate dispositions	226,225	5,447	220,778	nm
Income tax benefit	149,016	1,257	147,759	nm
Income from continuing operations	474,730	127,588	347,142	nm
Net income	474,730	127,588	347,142	nm
Net income attributable to noncontrolling interests	1,613	1,803	190	10.5
Net income attributable to common stockholders	$473,117	$125,785	347,332	nm
nm - not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of March 31, 2020, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$194,862	$200,068	$(5,206)	(2.6)%
Less: Property-level operating expenses	(6,331)	(7,433)	1,102	14.8
Segment NOI	$188,531	$192,635	(4,104)	(2.1)

In our triple-net leased properties reportable business segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. We report revenues and property-level operating expenses within our triple-net leased properties reportable business segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants.

The segment NOI decrease in our triple-net leased portfolio was primarily driven by 2019 transitions from our triple-net portfolio to our senior housing operating portfolio, partially offset by annual rent escalations due to contractual increases pursuant to the terms of our leases.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2020 and 2019 for the fourth quarter of 2019 and 2018, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at March 31, 2020	Average Occupancy for the Three Months Ended December 31, 2019	Number of Properties Owned at March 31, 2019	Average Occupancy for the Three Months Ended December 31, 2018
Senior housing communities	329	86.2%	351	84.9%
SNFs	16	87.6	17	85.2
IRFs and LTACs	36	51.5	36	52.0

The following table compares results of operations for our 400 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI.

	For the Three Months Ended March 31,		Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$193,375	$190,975	$2,400	1.3%
Less: Property-level operating expenses	(6,295)	(7,157)	862	12.0
Segment NOI	$187,080	$183,818	3,262	1.8

The segment NOI increase in our same-store triple net leased portfolio was primarily driven by annual rent escalations due to contractual increases pursuant to the terms of our leases.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2020, but excluding assets whose operations were classified as discontinued operations. For senior housing communities in our senior living operations reportable business segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$576,770	$521,447	$55,323	10.6%
Less: Property-level operating expenses	(410,131)	(360,986)	(49,145)	(13.6)
Segment NOI	$166,639	$160,461	6,178	3.9

	Number of Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Total communities	400	358	86.6%	86.4%	$5,056	$5,797

Resident fees and services include all amounts earned from residents at our senior housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.

The segment NOI increase in our senior housing operating portfolio was primarily driven by the 2019 acquisition of an 87% interest in 34 Canadian senior housing communities via an equity partnership with Le Groupe Maurice, in addition to 2019 property transitions from our triple-net leased portfolio to our senior housing operating portfolio.

The following table compares results of operations for our 335 same-store senior living operating communities.

	For the Three Months Ended March 31,		Decrease to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$495,102	$496,024	$(922)	(0.2)%
Less: Property-level operating expenses	(353,760)	(338,201)	(15,559)	(4.6)
Segment NOI	$141,342	$157,823	(16,481)	(10.4)

	Number of Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Same-store communities	335	335	85.5%	87.0%	$5,910	$5,822

The segment NOI decrease in our same-store senior housing operating portfolio was primarily driven by a lower occupancy starting point entering the year, the impact of cumulative supply and, beginning in mid-March, an estimated $6 million in increased COVID-19 related labor and supply costs.

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2020, but excluding assets whose operations were classified as discontinued operations. For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$208,395	$201,428	$6,967	3.5%
Office building services costs	2,174	1,775	399	22.5
Total revenues	210,569	203,203	7,366	3.6
Less:
Property-level operating expenses	(64,506)	(62,085)	(2,421)	(3.9)
Office building services costs	(727)	(633)	(94)	(14.8)
Segment NOI	$145,336	$140,485	4,851	3.5

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Total office buildings	377	385	90.2%	90.1%	$34	$33

Office operations grew due to active leasing at recently developed properties, increasing tenant retention, contractual rent increases, acquisitions and business interruption insurance proceeds received in the first quarter of 2020, partially offset by assets sold in the quarter.

The following table compares results of operations for our 359 same-store office buildings.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$184,999	$179,065	$5,934	3.3%
Less: Property-level operating expenses	(57,311)	(55,954)	(1,357)	(2.4)
Segment NOI	$127,688	$123,111	4,577	3.7

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Same-store office buildings	359	359	91.4%	90.3%	$33	$32

Same-store operations increases in the first quarter of 2020 over the same period in 2019 were driven by strong tenant retention, rent escalators and increased occupancy.

All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $7.1 million increase in all other segment NOI for the three months ended March 31, 2020 over the same period in 2019 is primarily due to income from 2019 loans receivable investments and gains from first quarter 2020 loans receivable repayments.

Interest and Other Income

The $4.6 million increase in interest and other income for the three months ended March 31, 2020 over the same period in 2019 is primarily due to the reduction of a liability related to an acquisition.

Interest Expense

The $6.1 million increase in total interest expense for the three months ended March 31, 2020 compared to the same period in 2019 is attributable to an increase of $17.0 million due to higher debt balances, partially offset by a decrease of $11.3 million due to a lower effective interest rate and increased capitalized interest. Our weighted average effective interest rate was 3.5% and 3.9% for the three months ended March 31, 2020 and 2019, respectively. Capitalized interest for the three months ended March 31, 2020 and 2019 was $2.9 million and $2.0 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations increased $12.9 million during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to asset acquisitions, net of dispositions.

Merger-Related Expenses and Deal Costs

The $6.0 million increase in merger-related expenses and deal costs is primarily attributable to the first quarter 2020 formation of the Fund.

Other

The $3.7 million increase in other expenses is primarily attributable to demolition costs during the first quarter of 2020 related to prior year natural disasters and a decrease in property insurance recoveries during the three months ended March 31, 2020 compared to the same period in 2019.

Loss from Unconsolidated Entities

The $9.9 million increase in loss from unconsolidated entities during the three months ended March 31, 2020 compared to the same period in 2019 is primarily due to our share of non-cash income tax expense from one of our unconsolidated entities.

Gain on Real Estate Dispositions

The $226.2 million gain on real estate dispositions during the three months ended March 31, 2020 is primarily due to our contribution of six properties to the Fund.

Income Tax Benefit

The $147.8 million increase in income tax benefit related to continuing operations for the three months ended March 31, 2020 compared to the same period in 2019 is primarily due to a $152.9 million net deferred tax benefit related to the internal restructuring of certain US taxable REIT subsidiaries completed within the first quarter of 2020. The benefit resulted from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the entities other than the TRS entities in this tax-free transaction.

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

The following table summarizes our FFO and normalized FFO for the three months ended March 31, 2020 and 2019. The increase in normalized FFO for the three months ended March 31, 2020 over the same period in 2019 is principally due to higher interest income from loans and investments and the positive impact of our 2019 acquisition of an 87% interest in 34 Canadian senior housing communities via an equity partnership with Le Groupe Maurice, partially offset by increases in interest expense and higher supplies and labor costs as a result of COVID-19. See “COVID-19 Update.”

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income attributable to common stockholders	$473,117	$125,785
Adjustments:
Real estate depreciation and amortization	247,330	234,471
Real estate depreciation related to noncontrolling interests	(3,843)	(1,834)
Real estate depreciation related to unconsolidated entities	561	165
Gain on real estate dispositions related to unconsolidated entities	—	(799)
(Loss) gain on real estate dispositions related to noncontrolling interests	(6)	354
Gain on real estate dispositions	(226,225)	(5,447)
FFO attributable to common stockholders	490,934	352,695
Adjustments:
Change in fair value of financial instruments	(10)	(38)
Non-cash income tax benefit	(140,895)	(1,714)
Loss on extinguishment of debt, net	—	405
Loss on non-real estate dispositions related to unconsolidated entities	239	—
Merger-related expenses, deal costs and re-audit costs	8,773	2,829
Amortization of other intangibles	118	121
Other items related to unconsolidated entities	(875)	1,038
Non-cash impact of changes to equity plan	6,895	2,334
Natural disaster expenses (recoveries), net	941	(1,539)
Normalized FFO attributable to common stockholders	$366,120	$356,131

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

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income attributable to common stockholders	$473,117	$125,785
Adjustments:
Interest	116,696	110,619
Loss on extinguishment of debt, net	—	405
Taxes (including tax amounts in general, administrative and professional fees)	(147,707)	114
Depreciation and amortization	248,837	235,920
Non-cash stock-based compensation expense	10,514	8,405
Merger-related expenses, deal costs and re-audit costs	8,218	2,191
Net income attributable to noncontrolling interests, adjusted for consolidated joint venture partners’ share of EBITDA	(6,098)	(2,874)
Loss from unconsolidated entities, adjusted for Ventas share of EBITDA from unconsolidated entities	17,733	7,758
Gain on real estate dispositions	(226,225)	(5,447)
Unrealized foreign currency gains	(73)	(427)
Change in fair value of financial instruments	(9)	(53)
Natural disaster expenses (recoveries), net	783	(1,649)
Adjusted EBITDA	$495,786	$480,747

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

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income attributable to common stockholders	$473,117	$125,785
Adjustments:
Interest and other income	(4,853)	(287)
Interest	116,696	110,619
Depreciation and amortization	248,837	235,920
General, administrative and professional fees	42,535	40,760
Loss on extinguishment of debt, net	—	405
Merger-related expenses and deal costs	8,218	2,180
Other	3,708	23
Net income attributable to noncontrolling interests	1,613	1,803
Loss from unconsolidated entities	10,876	946
Income tax benefit	(149,016)	(1,257)
Gain on real estate dispositions	(226,225)	(5,447)
NOI	$525,506	$511,450

See “Results of Operations” for discussions regarding both segment NOI and same-store segment NOI. We define same-store as properties owned, consolidated and operational for the full period in both comparison periods and are not otherwise excluded; provided, however, that we may include selected properties that otherwise meet the same-store criteria if they are included in substantially all of, but not a full, period for one or both of the comparison periods, and in our judgment such inclusion provides a more meaningful presentation of our portfolio performance. Newly acquired or recently developed or redeveloped properties in our senior living operations segment will be included in same-store once they are stabilized for the full period in both periods presented. These properties are considered stabilized upon the earlier of (a) the achievement of 80% sustained occupancy or (b) 24 months from the date of acquisition or substantial completion of work. Recently developed or redeveloped properties in our office operations and triple-net leased properties segments will be included in same-store once substantial completion of work has occurred for the full period in both periods presented. Our senior living operations and triple-net leased properties that have undergone operator or business model transitions will be included in same-store once operating under consistent operating structures for the full period in both periods presented.

Properties are excluded from same-store if they are: (i) sold, classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) impacted by materially disruptive events such as flood or fire; (iii) those properties that are currently undergoing a materially disruptive redevelopment; (iv) for our office operations, those properties for which management has an intention to institute a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, or maintain a market-competitive position and/or achieve property stabilization; or (v) for the senior living operations and triple-net leased segments, those properties that are scheduled to undergo operator or business model transitions, or have transitioned operators or business models after the start of the prior comparison period.

To eliminate the impact of exchange rate movements, all same-store NOI measures assume constant exchange rates across comparable periods, using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average exchange rate for the current period.

Liquidity and Capital Resources

During the three months ended March 31, 2020, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities, borrowings under our unsecured revolving credit facility, proceeds from asset sales and cash on hand.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund acquisitions, investments and commitments and any development and redevelopment activities; (v) fund capital expenditures; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities and commercial paper program. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us. In addition, while continuing decreased revenue and net operating income as a result of the COVID-19 pandemic could lead to downgrades of our long-term credit rating and therefore adversely impact our cost of borrowing, we currently believe we will continue to have access to one or more debt markets during the duration of the pandemic and could seek to enter into secured debt financings or issue debt and equity securities to satisfy our liquidity needs, although no assurances can be made in this regard. See “COVID-19 Update.”

See “Note 9 - Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our significant financing activities.

Credit Facilities, Commercial Paper and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875% as of March 31, 2020. The unsecured revolving credit facility matures in April 2021, but may be extended at our option subject to the satisfaction of certain conditions, including all representations and warranties being correct in all material respects with no existing defaults, for two additional periods of six months each to April 2022. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

Our wholly-owned subsidiary, Ventas Realty, may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2020, we had no borrowings outstanding under our commercial paper program.

As of March 31, 2020, $2.9 billion was outstanding under the unsecured revolving credit facility with an additional $24.0 million restricted to support outstanding letters of credit. See “COVID-19 Update.” We had $87.9 million in available liquidity under the unsecured revolving credit facility as of March 31, 2020.

As of March 31, 2020, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of March 31, 2020, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

As of March 31, 2020, we had a $400.0 million secured revolving construction credit facility with $152.4 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

Senior Notes

In March 2020, Ventas Realty issued $500.0 million aggregate principal amount of 4.75% senior notes due 2030 at a public offering price equal to 97.86% of par. The notes were settled and proceeds were received in April 2020.

Equity Offerings

From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”).  During the three months ended March 31, 2020, we sold no shares of common stock under our ATM program.  As of March 31, 2020, $822.1 million of our common stock remained available for sale under our ATM program.

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

Cash Flows

The following table sets forth our sources and uses of cash flows:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2020	2019	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$146,102	$131,464	$14,638	11.1%
Net cash provided by operating activities	314,452	336,120	(21,668)	(6.4)
Net cash provided by (used in) investing activities	517,181	(67,824)	585,005	nm
Net cash provided by (used in) financing activities	1,911,300	(259,763)	2,171,063	nm
Effect of foreign currency translation	(2,776)	234	(3,010)	nm
Cash, cash equivalents and restricted cash at end of period	$2,886,259	$140,231	2,746,028	nm
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities decreased $21.7 million during the three months ended March 31, 2020 over the same period in 2019 due primarily to changes in working capital.

Cash Flows from Investing Activities

Cash flows from investing activities increased $585.0 million during the three months ended March 31, 2020 over the same period in 2019 primarily due to increased real estate dispositions and loans receivable proceeds, partially offset by increased acquisition activity and capital expenditures.

Cash Flows from Financing Activities

Cash flows from financing activities increased $2.2 billion during the three months ended March 31, 2020 over the same period in 2019 primarily due to increased debt borrowings during 2020, net of repayments, partially offset by the issuance of common stock in 2019.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of March 31, 2020, we had 22 properties under development pursuant to these agreements, including four properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Guarantor and Issuer Financial Information

Ventas, Inc. has fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Realty, including the senior notes that were jointly issued with Ventas Capital Corporation. Ventas Capital Corporation is a direct 100% owned subsidiary of Ventas Realty that has no assets or operations, but was formed in 2002 solely to facilitate offerings of senior notes by a limited partnership. None of our other subsidiaries (excluding Ventas Realty and Ventas Capital Corporation) is obligated with respect to Ventas Realty’s outstanding senior notes.

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

The following summarizes our guarantor and issuer balance sheet and statement of income information as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and the year ended December 31, 2019.

Balance Sheet Information

	As of March 31, 2020
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$16,012,470	$2,728,110
Total assets	18,640,068	2,837,725
Liabilities and equity
Intercompany loans	11,795,172	(7,246,353)
Total liabilities	12,149,594	3,416,352
Redeemable OP unitholder and noncontrolling interests	97,094	—
Total equity (deficit)	6,393,380	(578,627)
Total liabilities and equity	18,640,068	2,837,725
Balance Sheet Information

	As of December 31, 2019
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$15,774,897	$2,728,110
Total assets	15,875,910	2,838,270
Liabilities and equity
Intercompany loans	8,789,600	(5,105,070)
Total liabilities	9,133,733	3,363,067
Redeemable OP unitholder and noncontrolling interests	102,657	—
Total equity (deficit)	6,639,520	(524,797)
Total liabilities and equity	15,875,910	2,838,270

Statement of Income Information

	For the Three Months Ended March 31, 2020
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$482,296	$—
Total revenues	483,594	35,696
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	473,508	(48,279)
Net income (loss)	473,117	(48,279)
Net income (loss) attributable to common stockholders	473,117	(48,279)

Statement of Income Information

	For the Year Ended December 31, 2019
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$362,143	$—
Total revenues	366,243	142,754
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	432,020	(246,929)
Net income (loss)	433,016	(246,841)
Net income (loss) attributable to common stockholders	433,016	(246,841)

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

As of March 31, 2020 and December 31, 2019, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $484.1 million and $710.5 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of March 31, 2020	As of December 31, 2019
	(In thousands)
Gross book value	$10,180,353	$10,270,402
Fair value	10,115,712	10,784,441
Fair value reflecting change in interest rates:
-100 basis points	10,768,842	11,438,507
+100 basis points	9,675,477	10,196,943

The change in our fixed rate debt from December 31, 2019 to March 31, 2020 was due primarily to exchange rate fluctuations related to our outstanding senior notes.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of March 31, 2020	As of December 31, 2019	As of March 31, 2019
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$8,503,244	$8,584,056	$8,405,769
Unsecured term loans	200,000	200,000	400,000
Secured revolving construction credit facility	152,427	160,492	—
Mortgage loans and other	1,324,682	1,325,854	694,948
Variable rate:
Senior notes	213,386	231,018	—
Unsecured revolving credit facility	2,888,159	120,787	52,135
Unsecured term loans	355,644	385,030	500,000
Commercial paper notes	—	567,450	195,000
Secured revolving construction credit facility	—	—	104,629
Mortgage loans and other	619,227	671,115	436,697
Total	$14,256,769	$12,245,802	$10,789,178
Percentage of total debt:
Fixed rate:
Senior notes	59.6%	70.1%	78.0%
Unsecured term loans	1.4	1.6	3.7
Secured revolving construction credit facility	1.1	1.3	—
Mortgage loans and other	9.3	10.8	6.4
Variable rate:
Senior notes	1.5	1.9	—
Unsecured revolving credit facility	20.3	1.0	0.5
Unsecured term loans	2.5	3.1	4.6
Commercial paper notes	—	4.7	1.8
Secured revolving construction credit facility	—	—	1.0
Mortgage loans and other	4.3	5.5	4.0
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.8%
Unsecured term loans	2.0	2.0	2.8
Secured revolving construction credit facility	4.5	4.5	—
Mortgage loans and other	3.7	3.7	4.4
Variable rate:
Senior notes	2.5	2.5	—
Unsecured revolving credit facility	1.5	2.4	2.2
Unsecured term loans	2.6	2.9	3.3
Commercial paper notes	—	2.0	2.8
Secured revolving construction credit facility	—	—	4.2
Mortgage loans and other	3.8	3.4	3.4
Total	3.2	3.5	3.7

The variable rate debt in the table above reflects, in part, the effect of $147.8 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $504.5 million and C$119.2 million notional amount of interest rate swaps with maturities ranging from August 2020 to December 2029 in each case that effectively convert variable rate debt to fixed rate debt.

The increase in our outstanding variable rate debt at March 31, 2020 compared to December 31, 2019 is primarily attributable to borrowings under our unsecured revolving credit facility, partially offset by repayments of our commercial paper program.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of March 31, 2020, interest expense on an annualized basis would increase by approximately $40.1 million, or $0.11 per diluted common share.

As of March 31, 2020 and December 31, 2019, our joint venture partners’ aggregate share of total debt was $221.0 million and $228.2 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $113.7 million and $60.6 million as of March 31, 2020 and December 31, 2019, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2020 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the three months ended March 31, 2020 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2020, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of 2020 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in “Note 11 - Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.    RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 24, 2020 (the “2019 Form 10-K”) based on information currently known to us and recent developments since the date of the 2019 Form 10-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2019 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has reached more than 160 countries and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.

The impact of the COVID-19 pandemic and measures to prevent its spread has negatively impacted our businesses in a number of ways and is expected to continue to do so. As our senior housing operators have responded to the pandemic, operating costs have begun to rise. Our revenue and operating results also depend significantly on the occupancy levels at our properties. Following the COVID-19 outbreak, occupancy at our senior housing properties began to decrease materially, as move-ins at those properties slowed. The pandemic simultaneously raises the risk of an elevated level of resident illness and move-outs at those properties. In addition, incidences of COVID-19 outbreaks at our senior housing properties or the perception that outbreaks may occur could materially and adversely disrupt operations at such properties, as well as cause significant reputational harm to us and our tenants, managers and operators.

In our triple-net leased senior housing, triple-net leased healthcare and Office portfolios, tenants that experience deteriorating financial conditions as a result of the COVID-19 pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Numerous state, local, federal and industry-initiated efforts may also affect landlords’ ability to collect rent or enforce remedies for the failure to pay rent. Certain of our tenants, managers and operators may incur significant costs or losses responding to the COVID-19 pandemic, lose business due to any interruption in the operations of our properties or incur other liabilities related to shelter-in-place orders, quarantines, infection or other related factors. The federal, state and local governments have implemented or announced assistance programs in connection with the COVID-19 pandemic that have benefited or in the future may benefit certain of our tenants, managers and operators, especially in our triple-net leased healthcare and Office portfolios, but such government assistance may be insufficient to offset the downturn in business of our tenants, managers and operators. Risks related to the downturn in business of our tenants, managers and operators are also described in our risk factor titled “We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of one or more of our tenant, operators, borrowers, managers and other obligors” under “Risk Factors-Risks Arising from Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has caused and is likely to continue to cause regulatory changes and, as a result, healthcare operations may face increased regulatory scrutiny. Any changes in the regulatory framework or the intensity or extent of government or private enforcement actions could materially increase operating costs incurred by us or our tenants, operators and managers for monitoring and reporting compliance. In addition, the COVID-19 pandemic may cause our senior housing business to face increased exposure to lawsuits or other legal or regulatory proceedings filed at the same time across multiple jurisdictions, such as professional liability litigation alleging wrongful death and negligence claims, some of which may result in large damage awards and not be indemnified or subject to sufficient insurance coverage. Federal, state, local and industry-initiated efforts may limit our senior housing tenants’, operators’ and managers’ liabilities from COVID-19 related quality of care litigation but the extent of such limitations are uncertain and, to the extent such limitations of liability may not be applicable or enforced, such liabilities could adversely impact the business and financial conditions of our tenants and operators. If, in turn, such tenants or operators fail to make contractual rent payments to us or, with respect to our senior living operating portfolio, cash flows are adversely affected, it could have a Material Adverse Effect on us.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. The continuance of decreased revenue and net operating income as a result of the COVID-19 pandemic could lead to downgrades of our long-term credit rating. Such future downgrades could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and pricing across our portfolio as senior residents and tenants reduce or defer their spending.

Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described herein or in the risk factors set forth in the 2019 Form 10-K. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Significant legal actions or regulatory proceedings could subject us or our tenants, operators and managers to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our or their liquidity, financial condition and results of operations.

From time to time, we may be subject to claims brought against us in lawsuits and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of our tenants, operators and managers. In certain circumstances, our tenants, operators and managers may have agreed to indemnify, defend and hold us harmless against such litigation or proceedings. In other circumstances, regardless of whether we are a named party in the litigation or other legal or regulatory proceedings, we may be contractually obligated to indemnify, defend and hold harmless our operators and managers, and in some cases their affiliates, against such litigation or proceedings. An unfavorable resolution of any such litigation or proceeding could materially adversely affect our or their liquidity, financial condition and results of operations and have a Material Adverse Effect on us. In addition, even with a favorable resolution of any such litigation or proceeding, the effect of litigation and other potential litigation and proceeding may materially increase operating costs incurred by our tenants, operators and borrowers for monitoring and reporting quality of care compliance, which in our senior living operating portfolio would be borne by us.

In our senior living operating portfolio, in which we are typically the holder of the applicable healthcare license, if one of our managers fails to comply with applicable laws, we could be deemed responsible, which could subject us to penalties including loss or suspension of licensure and certificates of need, certification or accreditation, exclusion from government healthcare programs, administrative sanctions and monetary penalties.

In certain cases, we and our tenants, operators and managers may be subject to professional liability, general liability, employment, premise, privacy, environmental, unfair business practice and contracts claims brought by plaintiffs’ attorneys seeking significant damages and attorneys’ fees, some of which may not be insured or indemnified and some of which may result in significant damage awards. Due to the historically high frequency and severity of professional liability claims against senior housing and healthcare providers, the availability of professional liability insurance has decreased and the premiums on such insurance coverage remain costly. The availability of insurance for other claims such as wage and hour, certain environmental, privacy and unfair business practices claims has decreased and the premiums on such insurance coverage remain costly. As a result, insurance protection against such claims may not be sufficient to cover all claims against us or our tenants, operators or managers, and may not be available at a reasonable cost or otherwise on terms that provide adequate coverage. If we or our tenants, operators and managers are unable to maintain adequate insurance coverage or are required to pay damages, we or they may be exposed to substantial liabilities and the adverse impact on our or our tenants’, operators’ and managers’ financial conditions, results of operations and cash flows could be material.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended March 31, 2020.

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	23,795	$58.81
February 1 through February 29	41,968	61.74
March 1 through March 31	23,419	46.47

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

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed below.

Exhibit Number	Description of Document	Location of Document

10.1	Consulting Agreement Amendment dated as of January 22, 2020 between Ventas, Inc. and T. Richard Riney.	Filed herewith.
10.2.1	Employee Protection and Restrictive Covenants Agreement dated January 21, 2020 between Ventas, Inc. and Carey Shea Roberts.	Filed herewith.
10.2.2	Employment Bonus Agreement dated March 4, 2020 between Ventas, Inc. and Carey Shea Roberts.	Filed herewith.
10.3	Employee Protection and Restrictive Covenants Agreement dated February 7, 2020 between Ventas, Inc. and J. Justin Hutchens.	Filed herewith.
22	List of Guarantors and Issuers of Guaranteed Securities	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 8, 2020

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer