Form 10-Q
period 2020-06-30
Ventas, Inc.
filed 2020-08-10
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Outstanding at August 4, 2020:
373,087,555
        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
1

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2020	As of December 31, 2019
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,256,981	$2,283,929
Buildings and improvements	23,959,070	24,380,440
Construction in progress	495,888	461,354
Acquired lease intangibles	1,240,488	1,306,152
Operating lease assets	389,302	385,225
	28,341,729	28,817,100
Accumulated depreciation and amortization	(7,448,987)	(7,088,013)
Net real estate property	20,892,742	21,729,087
Secured loans receivable and investments, net	681,831	704,612
Investments in unconsolidated real estate entities	166,039	45,022
Net real estate investments	21,740,612	22,478,721
Cash and cash equivalents	992,824	106,363
Escrow deposits and restricted cash	36,312	39,739
Goodwill	1,050,115	1,051,161
Assets held for sale	81,817	91,433
Deferred income tax assets, net	304	47,495
Other assets	687,404	877,296
Total assets	$24,589,388	$24,692,208
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,530,036	$12,158,773
Accrued interest	117,687	111,115
Operating lease liabilities	248,912	251,196
Accounts payable and other liabilities	998,186	1,145,700
Liabilities related to assets held for sale	5,773	5,463
Deferred income tax liabilities	56,964	200,831
Total liabilities	13,957,558	13,873,078
Redeemable OP unitholder and noncontrolling interests	231,920	273,678
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 373,113 and 372,811 shares issued at June 30, 2020 and December 31, 2019, respectively	93,261	93,185
Capital in excess of par value	14,118,119	14,056,453
Accumulated other comprehensive loss	(82,761)	(34,564)
Retained earnings (deficit)	(3,816,460)	(3,669,050)
Treasury stock, 24 and 2 shares at June 30, 2020 and December 31, 2019, respectively	(947)	(132)
Total Ventas stockholders’ equity	10,311,212	10,445,892
Noncontrolling interests	88,698	99,560
Total equity	10,399,910	10,545,452
Total liabilities and equity	$24,589,388	$24,692,208

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$176,240	$196,382	$371,102	$396,450
Office	192,925	202,188	401,320	403,616
	369,165	398,570	772,422	800,066
Resident fees and services	549,329	520,725	1,126,099	1,042,172
Office building and other services revenue	3,673	2,691	6,801	5,209
Income from loans and investments	19,491	19,529	43,537	36,655
Interest and other income	1,540	9,202	6,393	9,489
Total revenues	943,198	950,717	1,955,252	1,893,591
Expenses
Interest	123,132	110,369	239,828	220,988
Depreciation and amortization	349,594	226,187	598,431	462,107
Property-level operating expenses:
Senior living	432,578	366,837	842,709	727,823
Office	60,752	62,743	125,258	124,828
Triple-net leased	5,275	6,321	11,606	13,754
	498,605	435,901	979,573	866,405
Office building services costs	543	515	1,270	1,148
General, administrative and professional fees	29,984	43,079	72,519	83,839
Loss on extinguishment of debt, net	—	4,022	—	4,427
Merger-related expenses and deal costs	6,586	4,600	14,804	6,780
Allowance on loans receivable and investments	29,655	—	29,655	—
Other	3,382	(11,481)	7,090	(11,458)
Total expenses	1,041,481	813,192	1,943,170	1,634,236
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(98,283)	137,525	12,082	259,355
Loss from unconsolidated entities	(5,850)	(2,529)	(16,726)	(3,475)
Gain on real estate dispositions	1,254	19,150	227,479	24,597
Income tax (expense) benefit	(56,356)	57,752	92,660	59,009
(Loss) income from continuing operations	(159,235)	211,898	315,495	339,486
Net (loss) income	(159,235)	211,898	315,495	339,486
Net (loss) income attributable to noncontrolling interests	(2,065)	1,369	(452)	3,172
Net (loss) income attributable to common stockholders	$(157,170)	$210,529	$315,947	$336,314
Earnings per common share
Basic:
(Loss) income from continuing operations	$(0.43)	$0.59	$0.85	$0.94
Net (loss) income attributable to common stockholders	(0.42)	0.58	0.85	0.94
Diluted:
(Loss) income from continuing operations	$(0.43)	$0.58	$0.84	$0.93
Net (loss) income attributable to common stockholders	(0.42)	0.58	0.84	0.93

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) income	$(159,235)	$211,898	$315,495	$339,486
Other comprehensive income (loss):
Foreign currency translation	(4,309)	(8,586)	(12,849)	(4,759)
Unrealized gain (loss) on available for sale securities	31,440	(2,395)	(20,259)	6,896
Derivative instruments	(2,788)	(16,625)	(21,375)	(22,063)
Total other comprehensive income (loss)	24,343	(27,606)	(54,483)	(19,926)
Comprehensive (loss) income	(134,892)	184,292	261,012	319,560
Comprehensive income (loss) attributable to noncontrolling interests	1,630	1,369	(6,739)	3,172
Comprehensive (loss) income attributable to common stockholders	$(136,522)	$182,923	$267,751	$316,388

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2020 and 2019
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2019	(In thousands, except per share amounts)
Balance at April 1, 2020	$93,256	$14,135,657	$(103,408)	$(3,491,696)	$(867)	$10,632,942	$83,455	$10,716,397
Net loss	—	—	—	(157,170)	—	(157,170)	(2,065)	(159,235)
Other comprehensive loss	—	—	20,647	—	—	20,647	3,696	24,343
Net change in noncontrolling interests	—	252	—	—	—	252	3,612	3,864
Dividends to common stockholders—$0.45 per share	—	—	—	(168,126)	—	(168,126)	—	(168,126)
Issuance of common stock for stock plans, restricted stock grants and other	5	1,999	—	532	(80)	2,456	—	2,456
Adjust redeemable OP unitholder interests to current fair value	—	(19,789)	—	—	—	(19,789)	—	(19,789)
Balance at June 30, 2020	$93,261	$14,118,119	$(82,761)	$(3,816,460)	$(947)	$10,311,212	$88,698	$10,399,910

Balance at April 1, 2019	$89,579	$13,160,550	$(12,065)	$(3,088,401)	$—	$10,149,663	$56,350	$10,206,013
Net income	—	—	—	210,529	—	210,529	1,369	211,898
Other comprehensive income	—	—	(27,606)	—	—	(27,606)	—	(27,606)
Net change in noncontrolling interests	—	(408)	—	—	—	(408)	(1,368)	(1,776)
Dividends to common stockholders—$0.7925 per share	—	—	—	(295,415)	—	(295,415)	—	(295,415)
Issuance of common stock	3,163	764,555	—	—	—	767,718	—	767,718
Issuance of common stock for stock plans, restricted stock grants and other	110	31,361	—	—	—	31,471	—	31,471
Adjust redeemable OP unitholder interests to current fair value	—	(15,941)	—	—	—	(15,941)	—	(15,941)
Balance at June 30, 2019	$92,852	$13,940,117	$(39,671)	$(3,173,287)	$—	$10,820,011	$56,351	$10,876,362

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2020	(In thousands, except per share amounts)
Balance at January 1, 2020	$93,185	$14,056,453	$(34,564)	$(3,669,050)	$(132)	$10,445,892	$99,560	$10,545,452
Net income (loss)	—	—	—	315,947	—	315,947	(452)	$315,495
Other comprehensive loss	—	—	(48,197)	—	—	(48,197)	(6,286)	$(54,483)
Net change in noncontrolling interests	—	1,013	—	—	—	1,013	(4,124)	$(3,111)
Dividends to common stockholders—$1.2425 per share	—	—	—	(464,608)	—	(464,608)	—	$(464,608)
Issuance of common stock for stock plans, restricted stock grants and other	76	12,893	—	1,251	(815)	13,405	—	$13,405
Adjust redeemable OP unitholder interests to current fair value	—	48,022	—	—	—	48,022	—	$48,022
Redemption of OP Units	—	(262)	—	—	—	(262)	—	$(262)
Balance at June 30, 2020	$93,261	$14,118,119	$(82,761)	$(3,816,460)	$(947)	$10,311,212	$88,698	$10,399,910

Balance at January 1, 2019	$89,125	$13,076,528	$(19,582)	$(2,930,214)	$—	$10,215,857	$55,737	$10,271,594
Net income	—	—	—	336,314	—	336,314	3,172	339,486
Other comprehensive income	—	—	(19,926)	—	—	(19,926)	—	(19,926)
Net change in noncontrolling interests	—	(2,098)	—	—	—	(2,098)	(2,558)	(4,656)
Dividends to common stockholders—$1.585 per share	—	—	—	(580,188)	—	(580,188)	—	(580,188)
Issuance of common stock	3,553	862,603	—	—	—	866,156	—	866,156
Issuance of common stock for stock plans, restricted stock grants and other	174	38,093	—	—	—	38,267	—	38,267
Adjust redeemable OP unitholder interests to current fair value	—	(35,009)	—	—	—	(35,009)	—	(35,009)
Cumulative effect change in accounting principles	—	—	(163)	801	—	638	—	638
Balance at June 30, 2019	$92,852	$13,940,117	$(39,671)	$(3,173,287)	$—	$10,820,011	$56,351	$10,876,362

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$315,495	$339,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	598,431	462,107
Amortization of deferred revenue and lease intangibles, net	(6,334)	(6,145)
Other non-cash amortization	9,653	11,587
Allowance on loans receivable and investments	29,655	—
Stock-based compensation	11,557	18,475
Straight-lining of rental income	91,499	(17,000)
Loss on extinguishment of debt, net	—	4,427
Gain on real estate dispositions	(227,479)	(24,597)
Gain on real estate loan investments	(167)	—
Income tax benefit	(95,127)	(61,195)
Loss from unconsolidated entities	16,734	3,475
Distributions from unconsolidated entities	1,600	1,300
Other	12,756	5,091
Changes in operating assets and liabilities:
Increase in other assets	(12,463)	(44,472)
Increase in accrued interest	7,094	11,398
(Decrease) increase in accounts payable and other liabilities	(32,893)	25,282
Net cash provided by operating activities	720,011	729,219
Cash flows from investing activities:
Net investment in real estate property	(77,469)	(208,039)
Investment in loans receivable	(67,290)	(507,148)
Proceeds from real estate disposals	627,804	74,405
Proceeds from loans receivable	106,775	289,657
Development project expenditures	(180,398)	(114,226)
Capital expenditures	(53,519)	(58,381)
Investment in unconsolidated entities	(7,865)	(934)
Insurance proceeds for property damage claims	42	16,939
Net cash provided by (used in) investing activities	348,080	(507,727)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	465,416	(506,551)
Net change in borrowings under commercial paper program	(565,524)	269,810
Proceeds from debt	640,533	712,934
Repayment of debt	(111,301)	(997,061)
Payment of deferred financing costs	(7,549)	(6,837)
Issuance of common stock, net	—	866,033
Cash distribution to common stockholders	(592,285)	(567,142)
Cash distribution to redeemable OP unitholders	(4,628)	(4,551)
Cash issued for redemption of OP Units	(570)	—
Contributions from noncontrolling interests	346	3,594
Distributions to noncontrolling interests	(6,293)	(4,103)
Proceeds from stock option exercises	3,518	25,738
Other	(4,891)	(6,732)
Net cash used in financing activities	(183,228)	(214,868)
Net increase in cash, cash equivalents and restricted cash	884,863	6,624
Effect of foreign currency translation	(1,829)	208
Cash, cash equivalents and restricted cash at beginning of period	146,102	131,464
Cash, cash equivalents and restricted cash at end of period	$1,029,136	$138,296
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$77,111	$1,069
Other assets	614	183
Debt	55,368	—
Other liabilities	2,097	1,252
Noncontrolling interests	20,259	—

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

        Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of senior housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2020, we owned or managed through unconsolidated joint ventures approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We also had 20 properties under development, including two properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

        We primarily invest in senior housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers.

        As of June 30, 2020, we leased a total of 385 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 122 properties (excluding two properties managed by Brookdale Senior Living pursuant to long-term management agreements), 11 properties and 32 properties, respectively, as of June 30, 2020.

        As of June 30, 2020, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 435 senior housing communities for us.
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

COVID-19 Update

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak has spread around the world, including throughout the United States.

The COVID-19 pandemic and actions taken to prevent its spread continue to affect our business in a number of ways. In our senior living operating portfolio, occupancy, revenue and net operating income decreased as resident move-ins decreased and operating costs increased as a result of the pandemic.

Our triple-net senior housing tenants experienced similar occupancy, revenue and cost pressure trends as our senior living operators. While we collected substantially all triple-net senior housing rent we expected to receive in the first and second quarters, we have given and may continue to provide financial support to our triple-net tenants in the form of rent deferrals and application of portions of lease deposits to fulfill payment obligations. We also recently made material changes to our senior housing triple-net leases with Holiday Retirement and Brookdale Senior Living, respectively, which will decrease our net operating income. Without financial support or other government assistance, certain of our triple-net senior housing tenants will likely experience worsening financial conditions through the third quarter, which would pressure their rent coverage ratios and may affect their ability to pay us contractual rent in full on a timely basis.

In our healthcare triple-net leased properties portfolio, we collected substantially all rent due in the first and second quarters. This cohort of tenants has benefitted from significant government financial support to partially offset the direct financial impact of the COVID-19 pandemic on healthcare providers. Nationally, hospital inpatient admissions and surgeries have rebounded, although still below pre-COVID-19 levels, depending on the particular market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In our office operations segment, we received 99% of contractual rents in the second quarter. Substantially all of our medical office buildings are in states that have either reopened for elective procedures or announced the resumption of elective procedures, which are an important driver of financial performance for many of our medical office tenants.

In March 2020, we took precautionary steps to increase liquidity and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic by drawing $2.75 billion under our $3.0 billion unsecured revolving credit facility. Due to improved capital market conditions and the decisive actions described below, we have since repaid all borrowings under the facility. As of August 5, 2020, we had approximately $3.5 billion in liquidity, including availability under our revolving credit facility, cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program and negligible near-term debt maturing.

In June 2020, our Board of Directors declared a second quarter 2020 dividend of $0.45 per share, which was paid in July and represented a 43 percent reduction from the first quarter dividend of $0.7925 per share. This measure enabled us to conserve approximately $130 million of cash per quarter compared to the prior dividend level. In order to further conserve capital, we have reduced expected capital expenditures for 2020 by $0.3 billion to a new expected total of $0.5 billion, mainly through pausing certain ground-up developments that were not yet substantially underway. Also, in June, we eliminated roles representing over 25% of our corporate positions, excluding onsite field personnel. For the second half of 2020, the base salaries of our CEO and other executive officers was voluntarily reduced by 20% and 10%, respectively. As a result of these capital conservation actions, we expect that our third quarter 2020 annualized general and administrative expenses will be approximately $25 million to $30 million lower than our reported general and administrative expenses for full-year 2019.

The federal government, as well as state and local governments, have implemented or announced programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which benefit or could benefit our company, tenants, operators, borrowers and managers. For example, the Department of Health and Human Services (“HHS”) Provider Relief Fund for COVID-19 is currently providing grants to licensed senior living providers that bill Medicaid. Eligible providers will receive payments of at least 2% of all annual gross patient care revenues. If HHS funding is ultimately expanded to all licensed senior living providers, we expect most of our senior living communities to benefit.

The future impact of the COVID-19 pandemic is highly uncertain. Many of the trends highlighted above have continued into the third quarter. The extent of the COVID-19 pandemic’s continued and ultimate effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the rate at which governments across the country lift restrictions and the extent and duration of any rollback of restrictions and the availability of government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows but it could be material.

We have not identified the COVID-19 pandemic, on its own, as a "triggering event" for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of June 30, 2020, we considered the effect of the pandemic on certain of our assets (described below) and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. As a result, we have recognized the following charges for the quarter ended June 30, 2020:

•Adjustment to rental income: As of June 30, 2020, we concluded that it is probable we would not collect substantially all rents from certain tenants, primarily within our triple-net leased properties segment. As a result, we recognized an adjustment to rental income of $54.2 million. Subsequent to June 30, 2020, rental payments from these tenants will be recognized in rental income when received.

•Impairment of real estate assets: As of June 30, 2020, we concluded that our estimate of undiscounted cash flows, including a hypothetical terminal value, for certain real estate assets did not exceed the assets' respective carrying values. As such, during the quarter ended June 30, 2020 we recognized $108.8 million of impairments representing the difference between the assets' carrying value and estimated fair value of $192.8 million. The impaired assets, primarily senior housing communities, represent less than 1% of our consolidated net real estate property as of June 30, 2020. Impairments are recorded within depreciation and amortization in our Consolidated Statements of Income and are primarily related to our senior living operations reportable business segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

•Loss on financial instruments and impairment of unconsolidated entities: As of June 30, 2020, we concluded that credit losses exist within certain of our non-mortgage loans receivables and government-sponsored pooled loan investments and impairments have occurred with respect to unconsolidated entities. As a result, (a) we established allowances of $20.8 million and $8.8 million, respectively, which reduces the amounts presented on our Consolidated Balance Sheets with a corresponding loss on financial instruments in our Consolidated Statements of Income, and (b) we recognized an impairment of $10.7 million in an equity investment in an unconsolidated entity. No allowances are recorded within our portfolios of secured mortgage loans or marketable debt securities.

•Deferred tax asset valuation allowance: As of June 30, 2020, we concluded that it was not more likely than not that deferred tax assets (primarily US federal NOL carryforwards which begin to expire in 2032) would be realized based on our cumulative loss in recent years for certain of our taxable REIT subsidiaries. As a result, we recorded a valuation allowance of $56.4 million against these deferred tax assets on our Consolidated Balance Sheets with a corresponding charge to income tax (expense) benefit in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

        The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 24, 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

	June 30, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$656,814	$238,045	$666,404	$244,934
Other identified VIEs	3,878,671	1,498,774	4,075,821	1,459,830
Tax credit VIEs	914,968	352,945	845,229	333,809

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

Redeemable OP Unitholder and Noncontrolling Interests

        We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of June 30, 2020, third party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

        As redemption rights are outside of our control, the redeemable OP Units are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Units at the greater of cost or redemption value. As of June 30, 2020 and December 31, 2019, the fair value of the redeemable OP Units was $119.2 million and $171.2 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

        Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at June 30, 2020 and December 31, 2019. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

Accounting for Historic and New Markets Tax Credits

        For certain of our research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new markets tax credits (“NMTCs”). As of June 30, 2020, we owned 11 properties, including two properties in development, that had syndicated HTCs or NMTCs, or both, to TCIs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

•Cash and cash equivalents - The carrying amount of unrestricted cash and cash equivalents reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

•Escrow deposits and restricted cash - The carrying amount of escrow deposits and restricted cash reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

•Loans receivable - We estimate the fair value of loans receivable using level two and level three inputs, including underlying asset performance and credit quality. We discount future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings.

•Available for sale securities - We estimate the fair value of marketable debt securities using level two inputs. We observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We estimate the fair value of certain government-sponsored pooled loan investments using level three inputs. We consider credit spreads, underlying asset performance and credit quality, and default rates.

•Derivative instruments - With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using level two inputs.

◦Interest rate caps - We observe forward yield curves and other relevant information.

◦Interest rate swaps - We observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates.

◦Foreign currency forward contracts - We estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

•Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using level two inputs. We discount the future cash flows using current interest rates at which we could obtain similar borrowings. For mortgage debt, we may estimate fair value using level three inputs, similar to those used in determining fair value of loans receivable (above).

•Redeemable OP unitholder interests - We estimate the fair value of our redeemable OP unitholder interests using level one inputs. We base fair value on the closing price of our common stock, as OP Units may be redeemed at the election of the holder for cash or, at our option, shares of our common stock, subject to adjustment in certain circumstances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

        We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with estimating the fair value of the reporting unit. On January 1, 2020 we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the traditional “Step 2” of the goodwill impairment test that required a hypothetical purchase price allocation. A goodwill impairment, if any, will be recognized in the period it is determined and is now measured as the amount by which a reporting unit’s carrying value exceeds its fair value.

        Estimates of fair value used in our evaluation of goodwill (if necessary based on our qualitative assessment), investments in real estate, investments in unconsolidated entities and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon all available evidence including level three inputs, such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data such as replacement cost or comparable sales. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Revenue Recognition

Triple-Net Leased Properties and Office Operations

        Certain of our triple-net leases and most of our MOB and research and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2020 and December 31, 2019, this cumulative excess totaled $178.7 million and $278.8 million, respectively (excluding properties classified as held for sale).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

         Other

        We recognize interest income from loans and investments, including discounts and premiums, using the effective interest method when collectability is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We evaluate collectability of accrued interest receivables separate from the amortized cost basis of our loans. As such, we recognize interest income on an impaired loan to the extent we believe accrued contractual interest payments are collectable. Otherwise interest income is recognized on a cash basis.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

        As of June 30, 2020, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 20.7%, 10.5%, 7.9%, 4.9% and 1.0%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2020). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

        Based on gross book value, approximately 47.0% and 16.5% of our consolidated real estate investments were senior housing communities included in the senior living operations and triple-net leased properties reportable business segments, respectively (excluding properties classified as held for sale as of June 30, 2020). MOBs, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 36.5%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of June 30, 2020, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties

        The following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Three Months Ended June 30,
	2020	2019
Revenues(1):
Brookdale Senior Living	4.9%	4.8%
Ardent	3.2	3.1
Kindred	3.5	3.4
NOI:
Brookdale Senior Living	10.4%	8.9%
Ardent	6.8	5.8
Kindred	7.4	6.4

(1)Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

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

        The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended June 30, 2020 and 2019. If Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

Brookdale Transaction

In July 2020, we entered into a revised master lease agreement (the “Brookdale Lease”) and certain other agreements (together with the Brookdale Lease, the “Agreements”) with Brookdale Senior Living. The Agreements modify our current arrangements with Brookdale Senior Living as follows:

We received up-front consideration approximating $235 million dollars, which will be amortized over the remaining lease term and consisted of: (a) $162 million in cash including $47 million from the transfer to Ventas of deposits under the Brookdale Lease; (b) a $45 million cash pay note (the “Note”) from Brookdale. The Note has an initial interest rate of nine percent, increasing 50 basis points per annum, and matures on December 31, 2025; (c) warrants exercisable for 16.3 million shares of Brookdale Senior Living common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share.

Base cash rent under the Brookdale Lease is set at $100 million per annum starting in July 2020, with three percent annual escalators commencing on January 1, 2022. The Brookdale Lease is guaranteed by, and the Note is a direct obligation of, Brookdale Senior Living.

Brookdale Senior Living transferred fee ownership of five senior living communities to us, in full satisfaction and repayment of a $78 million loan to Brookdale Senior Living from us that was secured by the five communities. Brookdale Senior Living will now manage those communities for us under a terminable management agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Holiday Transaction

In April 2020, we completed a transaction with affiliates of Holiday Retirement (collectively,
“Holiday”), including (a) entry into a new, terminable management agreement with Holiday Management Company for our 26 independent living assets previously subject to a triple-net lease (the “Holiday Lease”) with Holiday; (b)
termination of the Holiday Lease; and (c) our receipt from Holiday of $33.8 million in cash from the transfer to us of deposits under the Holiday Lease and $66 million in principal amount of secured notes. As a result of the Holiday Lease termination, we recognized net income of $50.2 million, composed of $99.8 million of cash and notes received less $49.6 million from the write-off of accumulated straight-line receivable.

Senior Living Operations

        As of June 30, 2020, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 260 of our 428 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

NOTE 4—DISPOSITIONS AND IMPAIRMENTS

2020 Activity

        In March 2020, we formed the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Fund”), a perpetual life vehicle that focuses on investments in research and innovation centers, medical office buildings and senior housing communities in North America.  To seed the Fund, we contributed six (two of which are on the same campus) stabilized research and innovation and medical office properties.  We received cash consideration of $620 million and a 21% interest in the Fund. We recognized a gain on the transactions of $224.6 million.

        Also, during the six months ended June 30, 2020, we sold one MOB, one senior housing community and one triple-net leased property for aggregate consideration of $11.5 million and we recognized a gain on the sale of these assets of $2.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Real Estate Impairment

        We recognized impairments of $121.5 million and $13.5 million, respectively, for the six months ended June 30, 2020 and 2019, which are recorded in depreciation and amortization in our Consolidated Statements of Income. Other than charges relating to properties directly impacted by COVID-19 (See “Note 1 - Description Of Business - COVID-19 Update”), our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

Assets Held for Sale

        The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties.

	As of June 30, 2020			As of December 31, 2019
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-Net Leased Properties	8	$51,892	$1,656	8	$62,098	$1,623
Office Operations	1	8,520	1,935	1	5,177	499
Senior Living Operations	5	21,405	2,182	6	24,158	3,341
Total	14	$81,817	$5,773	15	$91,433	$5,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

        As of June 30, 2020 and December 31, 2019, we had $918.6 million and $1.0 billion, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of June 30, 2020:
Secured/mortgage loans and other, net	$633,582	$633,582	$529,374	$—
Government-sponsored pooled loan investments, net (1) (3)	48,249	53,603	48,249	3,492
Total investments reported as secured loans receivable and investments, net	681,831	687,185	577,623	3,492
Non-mortgage loans receivable, net (3)	16,146	40,648	15,007	—
Marketable debt securities (2)	220,630	213,195	220,630	7,435
Total loans receivable and investments, net	$918,607	$941,028	$813,260	$10,927

As of December 31, 2019:
Secured/mortgage loans and other, net	$645,546	$645,546	$646,925	$—
Government-sponsored pooled loan investments, net (1)	59,066	52,178	59,066	6,888
Total investments reported as secured loans receivable and investments, net	704,612	697,724	705,991	6,888
Non-mortgage loans receivable, net	63,724	63,724	63,538	—
Marketable debt securities (2)	237,360	213,062	237,360	24,298
Total loans receivable and investments, net	$1,005,696	$974,510	$1,006,889	$31,186

(1)Investments in government-sponsored pool loans have contractual maturity dates in 2021 and 2023.
(2)Investments in marketable debt securities have contractual maturity dates in 2024 and 2026.
(3)As of June 30, 2020, the carrying amounts for government-sponsored pooled loan investments, net and non-mortgage loans receivable, net reflect allowances of $8.8 million and $24.5 million, respectively.

2020 Activity

        During the six months ended June 30, 2020, we received aggregate proceeds of $106.1 million for the full repayment of the principal balances of various loans receivable with a weighted average interest rate of 8.3% that were due to mature between 2020 and 2025, resulting in total gains of $1.4 million.

In April 2020, we received as consideration $66 million of notes secured by equity pledges on real estate assets with an effective interest rate of 9.2% in connection with the termination of the Holiday Lease. See “Note 3 - Concentration Of Credit Risk”.

In June 2020, we recognized $29.7 million in expense in establishing allowances on our loan and investment portfolio (see “Note 1 - Description Of Business - COVID-19 Update”).

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

        At June 30, 2020, we had a 25% interest in a real estate joint venture that has a majority ownership in eight properties and two properties under development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

        In March 2020, we formed the Fund in which we are manager, general partner and had a 21% ownership interest. See “Note 4 - Dispositions And Impairments.”

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

        With the exception of our interests in Atria, ESL and Ardent, we provide various services to unconsolidated entities in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.5 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $2.4 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income. In June 2020, as a result of COVID-19, we recognized an impairment charge of $10.7 million related to our investment in an unconsolidated entity (see “Note 1 - Description Of Business - COVID-19 Update”).

NOTE 7—INTANGIBLES

        The following is a summary of our intangibles:

	As of June 30, 2020		As of December 31, 2019
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$142,551	6.7	$145,891	6.9
In-place and other lease intangibles	1,097,937	10.8	1,160,261	10.6
Goodwill	1,050,115	N/A	1,051,161	N/A
Other intangibles	35,766	10.5	35,837	10.9
Accumulated amortization	(924,862)	N/A	(920,742)	N/A
Net intangible assets	$1,401,507	10.3	$1,472,408	10.2
Intangible liabilities:
Below market lease intangibles	$339,173	14.4	$349,357	14.5
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(205,255)	N/A	(203,834)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$150,984	14.4	$162,589	14.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8—OTHER ASSETS

The following is a summary of our other assets:

	As of June 30, 2020	As of December 31, 2019
	(In thousands)
Straight-line rent receivables	$178,690	$278,833
Non-mortgage loans receivable, net	16,146	63,724
Marketable debt securities	220,630	237,360
Other intangibles, net	4,859	5,149
Investment in unconsolidated operating entities	40,332	59,301
Other	226,747	232,929
Total other assets	$687,404	$877,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

        The following is a summary of our senior notes payable and other debt:

	As of June 30, 2020	As of December 31, 2019
	(In thousands)
Unsecured revolving credit facility (1)	$587,206	$120,787
Commercial paper notes	—	567,450
Secured revolving construction credit facility due 2022	157,156	160,492
Floating Rate Senior Notes, Series F due 2021 (2)	221,027	231,018
3.25% Senior Notes due 2022	500,000	500,000
3.30% Senior Notes, Series C due 2022 (2)	184,189	192,515
Unsecured term loan due 2023	200,000	200,000
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	202,608	211,767
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	184,189	192,515
2.80% Senior Notes, Series E due 2024 (2)	442,054	462,036
Unsecured term loan due 2025 (2)	368,378	385,030
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	—
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,056,287	1,996,969
Total	12,628,317	12,245,802
Deferred financing costs, net	(78,260)	(79,939)
Unamortized fair value adjustment	14,944	20,056
Unamortized discounts	(34,965)	(27,146)
Senior notes payable and other debt	$12,530,036	$12,158,773

(1)As of June 30, 2020 and December 31, 2019, respectively, $12.5 million and $26.2 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $24.7 million and $27.6 million were denominated in British pounds as of June 30, 2020 and December 31, 2019, respectively.
(2)Canadian Dollar debt obligations shown in US Dollars.
(3)Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2023 and 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

        As of June 30, 2020, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2020	$136,671	$—	$22,568	$159,239
2021	418,035	587,206	42,469	1,047,710
2022	1,261,138	—	36,492	1,297,630
2023	1,586,472	—	23,287	1,609,759
2024	1,545,310	—	17,308	1,562,618
Thereafter	6,848,401	—	102,960	6,951,361
Total maturities	$11,796,027	$587,206	$245,084	$12,628,317

(1)At June 30, 2020, we had unrestricted cash and cash equivalents of $1.0 billion, which exceeds the borrowings outstanding under our unsecured revolving credit facility and commercial paper program.

Credit Facilities, Commercial Paper and Unsecured Term Loans

        Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875% as of June 30, 2020. The unsecured revolving credit facility matures in April 2021, but may be extended at our option subject to the satisfaction of certain conditions, including all representations and warranties being correct in all material respects with no existing defaults, for two additional periods of six months each to April 2022. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

        Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2020, we had no borrowings outstanding under our commercial paper program.

        As of June 30, 2020, $587.2 million was outstanding under the unsecured revolving credit facility with an additional $23.9 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. We had $2.4 billion in available liquidity under the unsecured revolving credit facility as of June 30, 2020.

        As of June 30, 2020, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

        As of June 30, 2020, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

        As of June 30, 2020, we had a $400.0 million secured revolving construction credit facility with $157.2 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

Senior Notes

        In March 2020, Ventas Realty issued $500.0 million aggregate principal amount of 4.75% senior notes due 2030 at a public offering price equal to 97.86% of par. The notes were settled and proceeds were received in April 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amounts and fair values of our financial instruments were as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$992,824	$992,824	$106,363	$106,363
Escrow deposits and restricted cash	36,312	36,312	39,739	39,739
Secured mortgage loans and other, net	633,582	529,374	645,546	646,925
Non-mortgage loans receivable, net	16,146	15,007	63,724	63,538
Marketable debt securities	220,630	220,630	237,360	237,360
Government-sponsored pooled loan investments, net	48,249	48,249	59,066	59,066
Derivative instruments	707	707	738	738
Liabilities:
Senior notes payable and other debt, gross	12,628,317	13,095,984	12,245,802	12,778,758
Derivative instruments	31,962	31,962	12,987	12,987
Redeemable OP Units	119,233	119,233	171,178	171,178

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

        Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the six months ended June 30, 2020, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

        Our consolidated provisions for income taxes for the three months ended June 30, 2020 and 2019 were an expense of $56.4 million and a benefit of $57.8 million, respectively. Our consolidated provisions for income taxes for the six months ended June 30, 2020 and 2019 were a benefit of $92.7 million and $59.0 million, respectively. The income tax expense for the three months ended June 30, 2020 was primarily due to a valuation allowance recorded against certain deferred tax assets. We have determined that these future tax benefits are not more likely than not to be realized. The income tax benefit for the six months ended June 30, 2020 was primarily due to a $152.9 million net deferred tax benefit related to an internal restructuring of certain US taxable REIT subsidiaries completed in the first quarter. The benefit resulted from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in a tax-free transaction. The income tax benefit for the three and six months ended June 30, 2019 was primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities.

        Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $57.0 million and $200.8 million as of June 30, 2020 and December 31, 2019, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Net deferred tax assets with respect to our TRS entities totaled $0.3 million and $47.5 million as of June 30, 2020 and December 31, 2019, respectively, and related primarily to loss carryforwards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 13—STOCKHOLDERS' EQUITY

Capital Stock

        From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”).  During the six months ended June 30, 2020, we sold no shares of common stock under our ATM program.  As of June 30, 2020, $822.1 million of our common stock remained available for sale under our ATM program.

Accumulated Other Comprehensive Loss

        The following is a summary of our accumulated other comprehensive loss:

	As of June 30, 2020	As of December 31, 2019
	(In thousands)
Foreign currency translation	$(60,759)	$(51,743)
Available for sale securities	7,121	27,380
Derivative instruments	(29,123)	(10,201)
Total accumulated other comprehensive loss	$(82,761)	$(34,564)

NOTE 14—EARNINGS PER SHARE

        The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(159,235)	$211,898	$315,495	$339,486
Net (loss) income	(159,235)	211,898	315,495	339,486
Net (loss) income attributable to noncontrolling interests	(2,065)	1,369	(452)	3,172
Net (loss) income attributable to common stockholders	$(157,170)	$210,529	$315,947	$336,314
Denominator:
Denominator for basic earnings per share—weighted average shares	372,982	361,722	372,905	359,301
Effect of dilutive securities:
Stock options	—	365	—	347
Restricted stock awards	87	468	140	454
OP unitholder interests	2,955	2,998	2,975	2,998
Denominator for diluted earnings per share—adjusted weighted average shares	376,024	365,553	376,020	363,100
Basic earnings per share:
(Loss) income from continuing operations	$(0.43)	$0.59	$0.85	$0.94
Net (loss) income attributable to common stockholders	(0.42)	0.58	0.85	0.94
Diluted earnings per share:(1)
(Loss) income from continuing operations	$(0.43)	$0.58	$0.84	$0.93
Net (loss) income attributable to common stockholders	(0.42)	0.58	0.84	0.93

(1) Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 15—SEGMENT INFORMATION

        As of June 30, 2020, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summary information by reportable business segment is as follows:

	For the Three Months Ended June 30, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$176,240	$—	$192,925	$—	$369,165
Resident fees and services	—	549,329	—	—	549,329
Office building and other services revenue	—	—	2,257	1,416	3,673
Income from loans and investments	—	—	—	19,491	19,491
Interest and other income	—	—	—	1,540	1,540
Total revenues	$176,240	$549,329	$195,182	$22,447	$943,198

Total revenues	$176,240	$549,329	$195,182	$22,447	$943,198
Less:
Interest and other income	—	—	—	1,540	1,540
Property-level operating expenses	5,275	432,578	60,752	—	498,605
Office building services costs	—	—	543	—	543
Segment NOI	$170,965	$116,751	$133,887	$20,907	442,510
Interest and other income					1,540
Interest expense					(123,132)
Depreciation and amortization					(349,594)
General, administrative and professional fees					(29,984)
Merger-related expenses and deal costs					(6,586)
Allowance on loans receivable and investments					(29,655)
Other					(3,382)
Loss from unconsolidated entities					(5,850)
Gain on real estate dispositions					1,254
Income tax expense					(56,356)
Loss from continuing operations					(159,235)
Net loss					(159,235)
Net loss attributable to noncontrolling interests					(2,065)
Net loss attributable to common stockholders					$(157,170)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended June 30, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$196,382	$—	$202,188	$—	$398,570
Resident fees and services	—	520,725	—	—	520,725
Office building and other services revenue	—	—	1,850	841	2,691
Income from loans and investments	—	—	—	19,529	19,529
Interest and other income	—	—	—	9,202	9,202
Total revenues	$196,382	$520,725	$204,038	$29,572	$950,717

Total revenues	$196,382	$520,725	$204,038	$29,572	$950,717
Less:
Interest and other income	—	—	—	9,202	9,202
Property-level operating expenses	6,321	366,837	62,743	—	435,901
Office building services costs	—	—	515	—	515
Segment NOI	$190,061	$153,888	$140,780	$20,370	505,099
Interest and other income					9,202
Interest expense					(110,369)
Depreciation and amortization					(226,187)
General, administrative and professional fees					(43,079)
Loss on extinguishment of debt, net					(4,022)
Merger-related expenses and deal costs					(4,600)
Other					11,481
Loss from unconsolidated entities					(2,529)
Gain on real estate dispositions					19,150
Income tax benefit					57,752
Income from continuing operations					211,898
Net income					211,898
Net income attributable to noncontrolling interests					1,369
Net income attributable to common stockholders					$210,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Six Months Ended June 30, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$371,102	$—	$401,320	$—	$772,422
Resident fees and services	—	1,126,099	—	—	1,126,099
Office building and other services revenue	—	—	4,432	2,369	6,801
Income from loans and investments	—	—	—	43,537	43,537
Interest and other income	—	—	—	6,393	6,393
Total revenues	$371,102	$1,126,099	$405,752	$52,299	$1,955,252

Total revenues	$371,102	$1,126,099	$405,752	$52,299	$1,955,252
Less:
Interest and other income	—	—	—	6,393	6,393
Property-level operating expenses	11,606	842,709	125,258	—	979,573
Office building services costs	—	—	1,270	—	1,270
Segment NOI	$359,496	$283,390	$279,224	$45,906	968,016
Interest and other income					6,393
Interest expense					(239,828)
Depreciation and amortization					(598,431)
General, administrative and professional fees					(72,519)
Merger-related expenses and deal costs					(14,804)
Allowance on loans receivable and investments					(29,655)
Other					(7,090)
Loss from unconsolidated entities					(16,726)
Gain on real estate dispositions					227,479
Income tax benefit					92,660
Income from continuing operations					315,495
Net income					315,495
Net loss attributable to noncontrolling interests					(452)
Net income attributable to common stockholders					$315,947

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Six Months Ended June 30, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$396,450	$—	$403,616	$—	$800,066
Resident fees and services	—	1,042,172	—	—	1,042,172
Office building and other services revenue	—	—	3,626	1,583	5,209
Income from loans and investments	—	—	—	36,655	36,655
Interest and other income	—	—	—	9,489	9,489
Total revenues	$396,450	$1,042,172	$407,242	$47,727	$1,893,591

Total revenues	$396,450	$1,042,172	$407,242	$47,727	$1,893,591
Less:
Interest and other income	—	—	—	9,489	9,489
Property-level operating expenses	13,754	727,823	124,828	—	866,405
Office building services costs	—	—	1,148	—	1,148
Segment NOI	$382,696	$314,349	$281,266	$38,238	1,016,549
Interest and other income					9,489
Interest expense					(220,988)
Depreciation and amortization					(462,107)
General, administrative and professional fees					(83,839)
Loss on extinguishment of debt, net					(4,427)
Merger-related expenses and deal costs					(6,780)
Other					11,458
Loss from unconsolidated entities					(3,475)
Gain on real estate dispositions					24,597
Income tax benefit					59,009
Income from continuing operations					339,486
Net income					339,486
Net income attributable to noncontrolling interests					3,172
Net income attributable to common stockholders					$336,314

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Capital expenditures:
Triple-net leased properties	$13,483	$5,656	$21,168	$14,247
Senior living operations	30,932	37,494	82,816	64,453
Office operations	66,415	252,792	207,402	301,946
Total capital expenditures	$110,830	$295,942	$311,386	$380,646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

        Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues:
United States	$843,324	$896,083	$1,751,518	$1,784,364
Canada	93,190	47,723	190,160	95,320
United Kingdom	6,684	6,911	13,574	13,907
Total revenues	$943,198	$950,717	$1,955,252	$1,893,591

	As of June 30, 2020	As of December 31, 2019
	(In thousands)
Net real estate property:
United States	$17,852,855	$18,631,352
Canada	2,796,358	2,830,850
United Kingdom	243,529	266,885
Total net real estate property	$20,892,742	$21,729,087

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

        Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (“SEC”). These factors include without limitation:

•The severity, duration and geographical scope of the COVID-19 pandemic, the effects of the pandemic and measures intended to prevent its spread on our business, results of operations, cash flows and financial condition, including declines in rental revenues and increases in operating costs in our senior housing operating portfolio; deterioration in the financial conditions of our tenants and their ability to satisfy their payment obligations to us; constraints in our ability to access capital and other sources of funding; increased risk of claims, litigation and regulatory proceedings and uncertainty that may adversely affect us; and the ability of federal, state and local governments to respond to and manage the pandemic effectively;

•The ability and willingness of our tenants, operators, borrowers, managers and other third parties to satisfy their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•The ability of our tenants, operators, borrowers and managers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;

•Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments;

•Macroeconomic conditions such as a disruption of or lack of access to the capital markets, changes in the debt rating on U.S. government securities, default or delay in payment by the United States of its obligations, and changes in the federal or state budgets resulting in the reduction or nonpayment of Medicare or Medicaid reimbursement rates;

•The nature and extent of future competition, including new construction in the markets in which our senior housing communities and office buildings are located;

•The extent and effect of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•Increases in our borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of London Inter-bank Offered Rate (“LIBOR”) after 2021;

•The ability of our tenants, operators and managers, as applicable, to comply with laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents and patients;

•Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•Final determination of our taxable net income for the year ended December 31, 2019 and for the year ending December 31, 2020;

•The ability and willingness of our tenants to renew their leases with us upon expiration of the leases, our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant;

•Risks associated with our senior housing operating portfolio, such as factors that can cause volatility in our operating income and earnings generated by those properties, including without limitation national and regional economic conditions, development of new competing properties, costs of food, materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

•Changes in exchange rates for any foreign currency in which we may, from time to time, conduct business;

•Year-over-year changes in the Consumer Price Index or the U.K. Retail Price Index and the effect of those changes on the rent escalators contained in our leases and on our earnings;

•Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

•The impact of damage to our properties from catastrophic weather and other natural events and the physical effects of climate change;

•The impact of increased operating costs and uninsured professional liability claims on our liquidity, financial condition and results of operations or that of our tenants, operators, borrowers and managers and our ability and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;

•Risks associated with our office building portfolio and operations, including our ability to successfully design, develop and manage office buildings and to retain key personnel;

•The ability of the hospitals on or near whose campuses our medical office buildings (“MOBs”) are located and their affiliated health systems to remain competitive and financially viable and to attract physicians and physician groups;

•Risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition;

•Our ability to obtain the financial results expected from our development and redevelopment projects, including projects undertaken through our joint ventures;

•The impact of market or issuer events on the liquidity or value of our investments in marketable securities;

•Consolidation in the senior housing and healthcare industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, operators, borrowers or managers or significant changes in the senior management of our tenants, operators, borrowers or managers;

•The impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our tenants, operators, borrowers or managers; and

•Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on our earnings.

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

        Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”), Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) are not currently subject to the reporting requirements of the SEC. The information related to Kindred, Atria, Sunrise and Ardent contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Kindred, Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

Company Overview

        We are a REIT with a highly diversified portfolio of senior housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2020, we owned or managed through unconsolidated joint ventures approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, MOBs, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We also had 20 properties under development, including two properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

        We primarily invest in senior housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers.

        As of June 30, 2020, we leased a total of 385 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 122 properties (excluding two properties managed by Brookdale Senior Living pursuant to long-term management agreements), 11 properties and 32 properties, respectively, as of June 30, 2020.

        As of June 30, 2020, pursuant to long-term management agreements, we engaged independent operators, such as Atria and Sunrise, to manage 435 senior housing communities for us.

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

COVID-19 Update

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak has spread around the world, including throughout the United States.

The COVID-19 pandemic and actions taken to prevent its spread continue to affect our business in a number of ways. In our senior living operating portfolio, occupancy, revenue and net operating income decreased as resident move-ins decreased and operating costs increased as a result of the pandemic.

Our triple-net senior housing tenants experienced similar occupancy, revenue and cost pressure trends as our senior living operators. While we collected substantially all triple-net senior housing rent we expected to receive in the first and second quarters, we have given and may continue to provide financial support to our triple-net tenants in the form of rent deferrals and application of portions of lease deposits to fulfill payment obligations. We also recently made material changes to our senior housing triple-net leases with Holiday Retirement and Brookdale Senior Living, respectively, which will decrease our net operating income. Without financial support or other government assistance, certain of our triple-net senior housing tenants will likely experience worsening financial conditions through the third quarter, which would pressure their rent coverage ratios and may affect their ability to pay us contractual rent in full on a timely basis.

In our healthcare triple-net leased properties portfolio, we collected substantially all rent due in the first and second quarters. This cohort of tenants has benefitted from significant government financial support to partially offset the direct financial impact of the COVID-19 pandemic on healthcare providers. Nationally, hospital inpatient admissions and surgeries have rebounded, although still below pre-COVID-19 levels, depending on the particular market.

In our office operations segment, we received 99% of contractual rents in the second quarter. Substantially all of our medical office buildings are in states that have either reopened for elective procedures or announced the resumption of elective procedures, which are an important driver of financial performance for many of our medical office tenants.

In March 2020, we took precautionary steps to increase liquidity and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic by drawing $2.75 billion under our $3.0 billion unsecured revolving credit facility. Due to improved capital market conditions and the decisive actions described below, we have since repaid all borrowings under the facility. As of August 5, 2020, we had approximately $3.5 billion billion in liquidity, including availability under our revolving credit facility, cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program and negligible near-term debt maturing.

In June 2020, our Board of Directors declared a second quarter 2020 dividend of $0.45 per share, which was paid in July and represented a 43 percent reduction from the first quarter dividend of $0.7925 per share. This measure enabled us to conserve approximately $130 million of cash per quarter compared to the prior dividend level. In order to further conserve capital, we have reduced expected capital expenditures for 2020 by $0.3 billion to a new expected total of $0.5 billion, mainly through pausing certain ground-up developments that were not yet substantially underway. Also, in June, we eliminated roles representing over 25% of our corporate positions, excluding onsite field personnel. For the second half of 2020, the base salaries of our CEO and other executive officers was voluntarily reduced by 20% and 10%, respectively. As a result of these capital conservation actions, we expect that our third quarter 2020 annualized general and administrative expenses will be approximately $25 to $30 million lower than our reported general and administrative expenses for full-year 2019.

The federal government, as well as state and local governments, have implemented or announced programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which benefit or could benefit our company, tenants, operators, borrowers and managers. For example, the Department of Health and Human Services (“HHS”) Provider Relief Fund for COVID-19 is currently providing grants to licensed senior living providers that bill Medicaid. Eligible providers will receive payments of at least 2% of all annual gross patient care revenues. If HHS funding is ultimately expanded to all licensed senior living providers, we expect most of our senior living communities to benefit.

The future impact of the COVID-19 pandemic is highly uncertain. Many of the trends highlighted above have continued into the third quarter. The extent of the COVID-19 pandemic’s continued and ultimate effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the rate at which governments across the country lift restrictions and the extent and duration of any rollback of restrictions and the availability of government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows but it could be material.

We have not identified the COVID-19 pandemic, on its own, as a "triggering event" for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of June 30, 2020, we considered the effect of the pandemic on certain of our assets (described below) and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. As a result, we have recognized the following charges for the quarter ended June 30, 2020:

•Adjustment to rental income: As of June 30, 2020, we concluded that it is probable we would not collect substantially all rents from certain tenants, primarily within our triple-net leased properties segment. As a result, we recognized an adjustment to rental income of $54.2 million. Subsequent to June 30, 2020, rental payments from these tenants will be recognized in rental income when received.

•Impairment of real estate assets: As of June 30, 2020, we concluded that our estimate of undiscounted cash flows, including a hypothetical terminal value, for certain real estate assets did not exceed the assets' respective carrying values. As such, during the quarter ended June 30, 2020 we recognized $108.8 million of impairments representing the difference between the assets' carrying value and estimated fair value of $192.8 million. The impaired assets, primarily senior housing communities, represent less than 1% of our consolidated net real estate property as of June 30, 2020. Impairments are recorded within depreciation and amortization in our Consolidated Statements of Income and are primarily related to our senior living operations reportable business segment.

•Loss on financial instruments and impairment of unconsolidated entities: As of June 30, 2020, we concluded that credit losses exist within certain of our non-mortgage loans receivables and government-sponsored pooled loan investments and impairments have occurred with respect to unconsolidated entities. As a result, (a) we established allowances of $20.8 million and $8.8 million, respectively, which reduces the amounts presented on our Consolidated Balance Sheets with a corresponding loss on financial instruments in our Consolidated Statements of Income, and (b) we recognized an impairment of $10.7 million in an equity investment in an unconsolidated entity. No allowances are recorded within our portfolios of secured mortgage loans or marketable debt securities.

•Deferred tax asset valuation allowance: As of June 30, 2020, we concluded that it was not more likely than not that deferred tax assets (primarily US federal NOL carryforwards which begin to expire in 2032) would be realized based on our cumulative loss in recent years for certain of our taxable REIT subsidiaries. As a result, we recorded a valuation allowance of $56.4 million against these deferred tax assets on our Consolidated Balance Sheets with a corresponding charge to income tax (expense) benefit in our Consolidated Statements of Income.

2020 Highlights

Investments and Dispositions

•In March 2020, we formed and sponsored the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Fund”), a perpetual life vehicle that focuses on investments in life science, medical office and senior housing real estate.  We are the manager and general partner of the Fund and have retained a 21% interest in the Fund. To seed the Fund, we contributed six (two of which are on the same campus) stabilized research and innovation and medical office properties comprising 1.2 million square feet of space.  We received cash consideration of $620 million and recognized a gain on the transactions of $224.6 million. The Fund had approximately $0.8 billion in assets under management and third-party equity commitments of approximately $0.65 billion from globally respected institutional investors as of June 30, 2020.

•During the six months ended June 30, 2020, we received aggregate proceeds of $106.1 million for the full repayment of the principal balances of various loans receivable with a weighted average interest rate of 8.3% that were due to mature between 2020 and 2025, resulting in total gains of $1.4 million.

•During the six months ended June 30, 2020, we sold three properties for aggregate consideration of $11.5 million and we recognized a gain on the sale of these assets of $2.8 million.

Liquidity

•In March 2020, we issued $500.0 million aggregate principal amount of 4.75% senior notes due 2030. The notes were settled and proceeds were received in April 2020.

Portfolio

•In July 2020, we entered into a revised master lease agreement (the “Brookdale Lease”) and certain other agreements (together with the Brookdale Lease, the “Agreements”) with Brookdale Senior Living. The Agreements modify our current arrangements with Brookdale Senior Living as follows:

We received up-front consideration approximating $235 million dollars, which will be amortized over the remaining lease term and consisted of: (a) $162 million in cash including $47 million from the transfer to Ventas of deposits under the Brookdale Lease; (b) a $45 million cash pay note (the “Note”) from Brookdale. The Note has an initial interest rate of nine percent, increasing 50 basis points per annum, and matures on December 31, 2025; (c) warrants exercisable for 16.3 million shares of Brookdale Senior Living common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share.

Base cash rent under the Brookdale Lease is set at $100 million per annum starting in July 2020, with three percent annual escalators commencing on January 1, 2022. The Brookdale Lease is guaranteed by, and the Note is a direct obligation of, Brookdale Senior Living.

Brookdale Senior Living transferred fee ownership of five senior living communities to us, in full satisfaction and repayment of a $78 million loan to Brookdale Senior Living from us that was secured by the five communities. Brookdale Senior Living will now manage those communities for us under a terminable management agreement.

•In April 2020, we completed a transaction with affiliates of Holiday Retirement (collectively, “Holiday”), including (a) entry into a new, terminable management agreement with Holiday Management Company for our 26 independent living assets previously subject to a triple-net lease (the “Holiday Lease”) with Holiday; (b) termination of the Holiday Lease; and (c) our receipt from Holiday of $33.8 million in cash from the transfer to us of deposits under the Holiday Lease and $66 million in principal amount of secured notes. As a result of the Holiday Lease termination, we recognized net income of $50.2 million, composed of $99.8 million of cash and notes received less $49.6 million from the write-off of accumulated straight-line receivable.

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

	As of June 30, 2020	As of December 31, 2019
Investment mix by asset type(1):
Senior housing communities	63.5%	62.2%
MOBs	19.0	19.3
Research and innovation centers	7.4	8.7
Health systems	5.3	5.1
IRFs and LTACs	1.7	1.6
Skilled nursing facilities (“SNFs”)	0.7	0.7
Secured loans receivable and investments, net	2.4	2.4
Investment mix by tenant, operator and manager(1):
Atria	20.7%	20.4%
Sunrise	10.5	10.3
Brookdale Senior Living	7.9	7.7
Ardent	4.9	4.7
Kindred	1.0	1.0
All other	55.0	55.9

(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	58.4%	54.8%	57.7%	55.0%
Brookdale Senior Living(2)	4.9	4.8	4.7	5.5
Ardent	3.2	3.1	3.1	3.1
Kindred	3.5	3.4	3.3	3.5
All others	30.0	33.9	31.2	32.9
Adjusted EBITDA:
Senior living operations	27.5%	31.4%	30.5%	32.2%
Brookdale Senior Living(2)	10.8	8.3	10.0	8.0
Ardent	7.1	5.5	6.6	5.2
Kindred	7.7	6.0	7.1	5.7
All others	46.9	48.8	45.8	48.9
Net operating income (“NOI”)
Senior living operations	26.7%	30.5%	29.4%	30.9%
Brookdale Senior Living(2)	10.4	8.9	9.5	8.9
Ardent	6.8	5.8	6.2	5.8
Kindred	7.4	6.4	6.7	6.3
All others	48.7	48.4	48.2	48.1
Operations mix by geographic location(3):
California	16.2%	16.3%	15.7%	16.3%
New York	8.1	8.9	8.3	9.0
Texas	6.7	6.1	6.2	6.2
Pennsylvania	4.7	4.6	4.7	4.7
Illinois	4.2	4.3	4.1	4.3
All others	60.1	59.8	61.0	59.5

(1)Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).
(2)Excludes two senior housing communities which are included in the senior living operations reportable business segment.
(3)Ratios are based on total revenues (including amounts related to assets classified as held for sale) for each period presented.

        See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to Adjusted EBITDA and NOI, respectively.

Triple-Net Lease Expirations

        If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the six months ended June 30, 2020, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Results of Operations

        As of June 30, 2020, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Three Months Ended June 30, 2020 and 2019

        The table below shows our results of operations for the three months ended June 30, 2020 and 2019 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended June 30,		(Decrease) Increase to Net Income
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$170,965	$190,061	$(19,096)	(10.0)%
Senior living operations	116,751	153,888	(37,137)	(24.1)
Office operations	133,887	140,780	(6,893)	(4.9)
All other	20,907	20,370	537	2.6
Total segment NOI	442,510	505,099	(62,589)	(12.4)
Interest and other income	1,540	9,202	(7,662)	(83.3)
Interest expense	(123,132)	(110,369)	(12,763)	(11.6)
Depreciation and amortization	(349,594)	(226,187)	(123,407)	(54.6)
General, administrative and professional fees	(29,984)	(43,079)	13,095	30.4
Loss on extinguishment of debt, net	—	(4,022)	4,022	nm
Merger-related expenses and deal costs	(6,586)	(4,600)	(1,986)	(43.2)
Allowance on loans receivable and investments	(29,655)	—	(29,655)	nm
Other	(3,382)	11,481	(14,863)	nm
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(98,283)	137,525	(235,808)	nm
Loss from unconsolidated entities	(5,850)	(2,529)	(3,321)	nm
Gain on real estate dispositions	1,254	19,150	(17,896)	(93.5)
Income tax (expense) benefit	(56,356)	57,752	(114,108)	nm
(Loss) income from continuing operations	(159,235)	211,898	(371,133)	nm
Net (loss) income	(159,235)	211,898	(371,133)	nm
Net (loss) income attributable to noncontrolling interests	(2,065)	1,369	3,434	nm
Net (loss) income attributable to common stockholders	$(157,170)	$210,529	(367,699)	nm

nm - not meaningful

Segment NOI—Triple-Net Leased Properties

        The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2020.

	For the Three Months Ended June 30,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$176,240	$196,382	$(20,142)	(10.3)%
Less: Property-level operating expenses	(5,275)	(6,321)	1,046	16.5
Segment NOI	$170,965	$190,061	(19,096)	(10.0)

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

        The segment NOI decrease in our triple-net leased portfolio was primarily driven by the write-off of previously accrued straight-line rental income during the second quarter of 2020 of $53.3 million (non-Holiday assets) and the removal of 26 Holiday communities at the start of the second quarter 2020 from our triple-net portfolio, partially offset by the $50.2 million net impact of terminating the Holiday Lease. We will continue to try to collect rent on a contractual basis for the tenants where straight-line rent has been written off, but we have determined that collectability is not probable due to COVID-19.

        Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2020 and 2019 for the first quarter of 2020 and 2019, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at June 30, 2020	Average Occupancy for the Three Months Ended March 31, 2020	Number of Properties Owned at June 30, 2019	Average Occupancy for the Three Months Ended March 31, 2019
Senior housing communities	302	84.8%	342	84.2%
SNFs	16	88.7	16	88.0
IRFs and LTACs	36	54.7	36	55.8

        The following table compares results of operations for our 375 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI.

	For the Three Months Ended June 30,		Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$122,412	$172,865	$(50,453)	(29.2)%
Less: Property-level operating expenses	(5,187)	(4,774)	(413)	(8.7)
Segment NOI	$117,225	$168,091	(50,866)	(30.3)

        The segment NOI decrease in our same-store triple net leased portfolio was primarily driven by the write-off of previously accrued straight-line rental income during the second quarter of 2020. We will continue to try to collect rent on a contractual basis for the tenants where straight-line rent has been written off, but we have determined that collectability is not probable due to COVID-19.

Segment NOI—Senior Living Operations

        The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2020. For senior housing communities in our senior living operations reportable business segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$549,329	$520,725	$28,604	5.5%
Less: Property-level operating expenses	(432,578)	(366,837)	(65,741)	(17.9)
Segment NOI	$116,751	$153,888	(37,137)	(24.1)

	Number of Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Total communities	428	367	82.2%	85.8%	$4,674	$5,772

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

        The segment NOI decrease in our senior housing operating portfolio was primarily driven by lower occupancy rates and increased operating costs resulting from the COVID-19 pandemic. This is offset by the transition of 26 independent living assets at the start of the second quarter 2020, operated by Holiday from our triple-net portfolio to our senior housing operating portfolio and the third quarter 2019 acquisition of 34 Canadian senior housing communities via an equity partnership with Le Groupe Maurice.

        The following table compares results of operations for our 340 same-store senior living operating communities.

	For the Three Months Ended June 30,		Decrease to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$456,275	$496,496	$(40,221)	(8.1)%
Less: Property-level operating expenses	(369,813)	(345,544)	(24,269)	(7.0)
Segment NOI	$86,462	$150,952	(64,490)	(42.7)

	Number of Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Same-store communities	340	340	79.7%	86.4%	$5,751	$5,782

        The segment NOI decrease in our same-store senior housing operating portfolio was primarily driven by lower occupancy and increased operating costs resulting from the COVID-19 pandemic.

        Segment NOI—Office Operations

        The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2020. For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$192,925	$202,188	$(9,263)	(4.6)%
Office building services costs	2,257	1,850	407	22.0
Total revenues	195,182	204,038	(8,856)	(4.3)
Less:
Property-level operating expenses	(60,752)	(62,743)	1,991	3.2
Office building services costs	(543)	(515)	(28)	(5.4)
Segment NOI	$133,887	$140,780	(6,893)	(4.9)

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Total office buildings	377	385	90.4%	89.8%	$33	$33

        The office segment NOI decrease was primarily driven by assets sold to the Fund in the first quarter of 2020 and COVID-impacted reduced parking revenues offset by active leasing at recently developed properties, increasing tenant retention and contractual rent increases.

        The following table compares results of operations for our 359 same-store office buildings.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$183,150	$182,215	$935	0.5%
Less: Property-level operating expenses	(56,828)	(57,325)	497	0.9
Segment NOI	$126,322	$124,890	1,432	1.1

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Same-store office buildings	359	359	91.7%	90.7%	$33	$33

        Same-store operations increases in the first quarter of 2020 over the same period in 2019 were driven by strong tenant retention, contractual rent escalators and increased occupancy primarily in our Research and Innovation centers.

        All Other

        Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $0.5 million increase in all other segment NOI for the three months ended June 30, 2020 over the same period in 2019 is primarily due to increased management fee revenues from investments in unconsolidated real estate entities.

        Interest and Other Income

        The $7.7 million decrease in interest and other income for the three months ended June 30, 2020 over the same period in 2019 is primarily due to 2019 income from the exercise of warrants in 2019 related to our research and innovation properties.

        Interest Expense

        The $12.8 million increase in total interest expense for the three months ended June 30, 2020 compared to the same period in 2019 is attributable to an increase of $31.9 million due to higher debt balances, partially offset by a decrease of $19.2 million due to a lower effective interest rate and increased capitalized interest. Our weighted average effective interest rate was 3.3% and 4.0% for the three months ended June 30, 2020 and 2019, respectively. Capitalized interest for the three months ended June 30, 2020 and 2019 was $2.7 million and $2.0 million, respectively.

        Depreciation and Amortization

Depreciation and amortization expense increased $123.4 million during the three months ended June 30, 2020 compared to the same period in 2019 primarily due to real estate impairments recognized in 2020, asset acquisitions, net of dispositions. See “COVID-19 Update” for information regarding 2020 impairment charges.

Merger-Related Expenses and Deal Costs

        The $2.0 million increase in merger-related expenses and deal costs is primarily attributable to 2020 severance related costs offset by 2019 expenses related to operator transitions.

        Other

        The $14.9 million change in other expenses is primarily attributable to property insurance recoveries received during the second quarter of 2019.

        Loss from Unconsolidated Entities

        The $3.3 million increase in loss from unconsolidated entities during the three months ended June 30, 2020 compared to the same period in 2019 is primarily due to an impairment of our investment in an unconsolidated operating entity offset by an increase in income from one of our unconsolidated entities. See “COVID-19 Update” for information regarding 2020 impairment charges.

        Gain on Real Estate Dispositions

        The $17.9 million decrease in gain on real estate dispositions is due to fewer dispositions in the second quarter of 2020.

        Income Tax (Expense) Benefit

        The $114.1 million increase in income tax expense related to continuing operations for the three months ended June 30, 2020 compared to the same period in 2019 is primarily due to establishing a $56.4 million valuation allowance against deferred tax assets of certain of our TRS entities in 2020.

Six Months Ended June 30, 2020 and 2019

        The table below shows our results of operations for the six months ended June 30, 2020 and 2019 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Six Months Ended June 30,		(Decrease) Increase to Net Income
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$359,496	$382,696	$(23,200)	(6.1)%
Senior living operations	283,390	314,349	(30,959)	(9.8)
Office operations	279,224	281,266	(2,042)	(0.7)
All other	45,906	38,238	7,668	20.1
Total segment NOI	968,016	1,016,549	(48,533)	(4.8)
Interest and other income	6,393	9,489	(3,096)	(32.6)
Interest expense	(239,828)	(220,988)	(18,840)	(8.5)
Depreciation and amortization	(598,431)	(462,107)	(136,324)	(29.5)
General, administrative and professional fees	(72,519)	(83,839)	11,320	13.5
Loss on extinguishment of debt, net	—	(4,427)	4,427	nm
Merger-related expenses and deal costs	(14,804)	(6,780)	(8,024)	nm
Allowance on loans receivable and investments	(29,655)	—	(29,655)	nm
Other	(7,090)	11,458	(18,548)	nm
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	12,082	259,355	(247,273)	(95.3)
Loss from unconsolidated entities	(16,726)	(3,475)	(13,251)	nm
Gain on real estate dispositions	227,479	24,597	202,882	nm
Income tax benefit	92,660	59,009	33,651	57.0
Income from continuing operations	315,495	339,486	(23,991)	(7.1)
Net income	315,495	339,486	(23,991)	(7.1)
Net (loss) income attributable to noncontrolling interests	(452)	3,172	3,624	nm
Net income attributable to common stockholders	$315,947	$336,314	(20,367)	(6.1)
nm - not meaningful

        Segment NOI—Triple-Net Leased Properties
        The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2020.

	For the Six Months Ended June 30,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$371,102	$396,450	$(25,348)	(6.4)%
Less: Property-level operating expenses	(11,606)	(13,754)	2,148	15.6
Segment NOI	$359,496	$382,696	(23,200)	(6.1)
nm - not meaningful

        The decrease in our triple-net leased properties segment NOI for the six months ended June 30, 2020 over the same period in 2019 is attributable primarily to the the write-off of previously accrued straight-line rental income during the second quarter of 2020 of $53.3 million (non-Holiday assets) and the transition of 26 independent living assets at the start of the second quarter 2020 operated by Holiday from our triple-net portfolio to our senior housing operating portfolio, partially offset by the $50.2 million impact of terminating the Holiday Lease. We will continue to try to collect rent on a contractual basis for the tenants where straight-line rent has been written off, but we have determined that collectability as not probable due to COVID-19.

        The following table compares results of operations for our 373 same-store triple-net leased properties.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$298,501	$346,357	$(47,856)	(13.8)%
Less: Property-level operating expenses	(10,018)	(10,494)	476	(4.5)
Segment NOI	$288,483	$335,863	(47,380)	(14.1)
nm - not meaningful
        The decrease in our same-store triple-net leased properties rental income for the six months ended June 30, 2020 over the same period in 2019 is attributable primarily to the write-off of previously accrued straight-line rental income of $53.3 million during the second quarter of 2020 offset by rent increases due to contractual escalations pursuant to the terms of our leases. We will continue to try to collect rent on a contractual basis for the tenants where straight-line rent has been written off, but we have determined that collectability is not probable due to COVID-19.
        Segment NOI—Senior Living Operations
        The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2020.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,126,099	$1,042,172	$83,927	8.1%
Less: Property-level operating expenses	(842,709)	(727,823)	(114,886)	(15.8)
Segment NOI	$283,390	$314,349	(30,959)	(9.8)

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Total communities	428	367	84.3%	86.1%	$4,862	$5,785

        The decrease in our senior living operations segment NOI was primarily attributable to lower occupancy and increased operating costs resulting from the COVID-19 pandemic. This is offset by the transition of 26 independent living assets at the start of the second quarter 2020 operated by Holiday from our triple-net portfolio to our senior housing operating portfolio and the third quarter 2019 acquisition of 34 Canadian senior housing communities via an equity partnership with Le Groupe Maurice.

        The following table compares results of operations for our 335 same-store senior living operating communities.

	For the Six Months Ended June 30,		Decrease to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$945,802	$987,465	$(41,663)	(4.2)%
Less: Property-level operating expenses	(718,070)	(678,824)	(39,246)	(5.8)
Segment NOI	$227,732	$308,641	(80,909)	(26.2)

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Same-store communities	335	335	82.7%	87.2%	$6,382	$6,724

        The decrease in our same-store senior living operations segment NOI was primarily attributable to lower occupancy rates and increased operating costs resulting from the COVID-19 pandemic.
        Segment NOI—Office Operations
        The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2020.

	For the Six Months Ended June 30,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$401,320	$403,616	$(2,296)	(0.6)%
Office building services revenue	4,432	3,626	806	22.2
Total revenues	405,752	407,242	(1,490)	(0.4)
Less:
Property-level operating expenses	(125,258)	(124,828)	(430)	(0.3)
Office building services costs	(1,270)	(1,148)	(122)	(10.6)
Segment NOI	$279,224	$281,266	(2,042)	(0.7)

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Total office buildings	377	385	90.4%	89.8%	$33	$33

The decrease in our office operations segment NOI for the six months ended June 30, 2020 over the same period in 2019 is attributable primarily to first quarter 2020 assets sold to the Fund, COVID-impacted reduced parking revenues partially offset by active leasing at recently developed properties, increased tenant retention, contractual rent escalators, acquisitions and business interruption insurance proceeds.

The following table compares results of operations for our 359 same-store office buildings.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$371,107	$364,315	$6,792	1.9%
Less: Property-level operating expenses	(115,456)	(114,522)	(934)	(0.8)
Segment NOI	$255,651	$249,793	5,858	2.3

	Number of Properties at June 30,		OccupancyJune 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Same-store office buildings	359	359	91.7%	90.7%	$33	$33

The increase in our same-store office operations segment NOI for the six months ended June 30, 2020 over the same period in 2019 is primarily due to strong tenant retention, contractual rent escalators and increasing occupancy.
        All Other
        The $7.7 million increase in all other segment NOI for the six months ended June 30, 2020 over the same period in 2019 is primarily due to increased interest income from our secured mortgage loan portfolio as well as increased management fee revenues from investments in unconsolidated real estate entities.
        Interest and Other Income
The $3.1 million decrease in interest and other income for the six months ended June 30, 2020 over the same period in 2019 is primarily due to 2019 income from the exercise of warrants related to our research and innovation properties offset by a 2020 reduction of a liability related to an acquisition and interest income on short term investments.
        Interest Expense
The $18.8 million increase in total interest expense for the six months ended June 30, 2020 over the same period in 2019 is attributable to an increase of $44.8 million due to higher debt balances, offset by a decrease of $26.6 million due to a lower effective interest rate and increased capitalized interest. Our weighted average effective interest rate was 3.5% and 3.9% for the six months ended June 30, 2020 and 2019, respectively. Capitalized interest for the six months ended June 30, 2020 and 2019 was $5.6 million and $4.0 million, respectively.
        Depreciation and Amortization
The $136.3 million increase in depreciation and amortization expense during the six months ended June 30, 2020 compared to the same period in 2019, is primarily due to an increase in real estate impairments during 2020 and asset acquisitions, net of dispositions. See “COVID-19 Update” for information regarding 2020 impairment charges.
        Merger-Related Expenses and Deal Costs
        The $8.0 million decrease in merger-related expenses and deal costs for the six months ended June 30, 2020 over the same period in 2019 was due primarily due to 2020 expenses related to severance and operator transitions offset by 2019 expenses relating to operator transitions.

        Other
        The $18.5 million change in other for the six months ended June 30, 2020 over the same period in 2019 is primarily due to insurance recoveries received in 2019 related to natural disasters and increased corporate-level insurance costs in 2020.
        Loss from Unconsolidated Entities
        The $13.3 million increase in loss from unconsolidated entities for the six months ended June 30, 2020 over the same period in 2019 is due to an impairment of our investment in an unconsolidated operating entity and our share of operating results from our unconsolidated entities. See “COVID-19 Update” for information regarding 2020 impairment charges.
        Gain on Real Estate Dispositions
        The $202.9 million increase in gain on real estate dispositions to $227.5 million for the six months ended June 30, 2020 over the same period in 2019 is due primarily to our contribution of six properties to the Fund.
Income Tax Benefit

        The $33.7 million increase in income tax benefit related to continuing operations for the six months ended June 30, 2020 compared to the same period in 2019 is primarily due to a $152.9 million deferred tax benefit related to the internal restructuring of certain US taxable REIT subsidiaries completed within the first quarter of 2020, offset by changes in the valuation allowance against deferred tax assets of certain of our TRS entities. The benefit resulted from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the entities other than the TRS entities in this tax-free transaction.

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

        We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property, including gains or losses on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan, derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income and non-cash charges related to leases; (d) the financial impact of contingent consideration, severance-related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other unusual items related to unconsolidated entities; (g) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters; (h) net expenses or recoveries related to natural disasters and (i) any other incremental items set forth in the normalized FFO reconciliation included herein.

        The following table summarizes our FFO and normalized FFO for the three and six months ended June 30, 2020 and 2019. The decrease in normalized FFO for the six months ended June 30, 2020 over the same period in 2019 is principally due to the impact of COVID-19 on our senior housing business and increases in interest expense from incremental borrowings arising as a consequence of the impact of COVID-19, partially offset by the positive impact of our third quarter 2019 acquisition of an interest in 34 Canadian senior housing communities via an equity partnership with Le Groupe Maurice. See “COVID-19 Update”.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) income attributable to common stockholders	$(157,170)	$210,529	$315,947	$336,314
Adjustments:
Real estate depreciation and amortization	348,110	224,630	595,440	459,101
Real estate depreciation related to noncontrolling interests	(4,068)	(1,750)	(7,911)	(3,584)
Real estate depreciation related to unconsolidated entities	1,307	167	1,868	332
Gain on real estate dispositions related to unconsolidated entities	—	(2)	—	(801)
(Loss) gain on real estate dispositions related to noncontrolling interests	(3)	—	(9)	354
Gain on real estate dispositions	(1,254)	(19,150)	(227,479)	(24,597)
FFO attributable to common stockholders	186,922	414,424	677,856	767,119
Adjustments:
Change in fair value of financial instruments	(13)	(11)	(23)	(49)
Non-cash income tax benefit (expense)	55,505	(59,480)	(85,391)	(61,194)
Loss on extinguishment of debt, net	—	4,022	—	4,427
(Gain) loss on non-real estate dispositions related to unconsolidated entities	—	(3)	239	(3)
Merger-related expenses, deal costs and re-audit costs	6,605	5,564	15,378	8,393
Amortization of other intangibles	118	121	236	242
Other items related to unconsolidated entities	(263)	1,377	(1,138)	2,415
Non-cash impact of changes to equity plan	(3,337)	2,584	3,558	4,918
Natural disaster expenses (recoveries), net	252	(13,339)	1,193	(14,878)
Impact of Holiday lease termination	(50,184)	—	(50,184)	—
Write-off of straightline rental income, net of noncontrolling interests	52,368	—	52,368	—
Allowance on loan investments and impairment of unconsolidated entities	40,320	—	40,320	—
Normalized FFO attributable to common stockholders	$288,293	$355,259	$654,412	$711,390

Adjusted EBITDA

        We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense, asset impairment and valuation allowances), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses, net expenses or recoveries related to natural disasters and non-cash charges related to leases, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) income attributable to common stockholders	$(157,170)	$210,529	$315,947	$336,314
Adjustments:
Interest	123,132	110,369	239,828	220,988
Loss on extinguishment of debt, net	—	4,022	—	4,427
Taxes (including tax amounts in general, administrative and professional fees)	57,500	(57,412)	(90,207)	(57,298)
Depreciation and amortization	349,594	226,187	598,431	462,107
Non-cash stock-based compensation expense	1,043	10,070	11,557	18,475
Merger-related expenses, deal costs and re-audit costs	6,586	4,600	14,804	6,791
Net income attributable to noncontrolling interests, adjusted for consolidated joint venture partners’ share of EBITDA	(5,639)	(3,199)	(11,737)	(6,073)
Loss from unconsolidated entities, adjusted for Ventas share of EBITDA from unconsolidated entities	10,439	9,009	28,173	16,767
Gain on real estate dispositions	(1,254)	(19,150)	(227,478)	(24,597)
Unrealized foreign currency gains	(37)	(265)	(6)	(692)
Change in fair value of financial instruments	(13)	(14)	(22)	(67)
Natural disaster expenses (recoveries), net	198	(13,308)	981	(14,957)
Impact of Holiday lease termination	(50,184)	—	(50,184)	—
Write-off of straightline rental income, net of noncontrolling interests	52,368	—	52,368	—
Allowance on loan investments and impairment of unconsolidated entities	40,320	—	40,320	—
Adjusted EBITDA	$426,883	$481,438	$922,775	$962,185

NOI

        We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to NOI:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) income attributable to common stockholders	$(157,170)	$210,529	$315,947	$336,314
Adjustments:
Interest and other income	(1,540)	(9,202)	(6,393)	(9,489)
Interest	123,132	110,369	239,828	220,988
Depreciation and amortization	349,594	226,187	598,431	462,107
General, administrative and professional fees	29,984	43,079	72,519	83,839
Loss on extinguishment of debt, net	—	4,022	—	4,427
Merger-related expenses and deal costs	6,586	4,600	14,804	6,780
Allowance on loans receivable and investments	29,655	—	29,655	—
Other	3,382	(11,481)	7,090	(11,458)
Net (loss) income attributable to noncontrolling interests	(2,065)	1,369	(452)	3,172
Loss from unconsolidated entities	5,850	2,529	16,726	3,475
Income tax expense (benefit)	56,356	(57,752)	(92,660)	(59,009)
Gain on real estate dispositions	(1,254)	(19,150)	(227,479)	(24,597)
NOI	$442,510	$505,099	$968,016	$1,016,549

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

Liquidity and Capital Resources
        During the six months ended June 30, 2020, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities, borrowings under our unsecured revolving credit facility, proceeds from asset sales and cash on hand.

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

Recent Capital Conservation Actions

In June 2020, our Board of Directors declared a second quarter 2020 dividend of $0.45 per share, which was paid in July and represented a 43 percent reduction from the first quarter dividend of $0.7925 per share. This measure enabled us to conserve approximately $130 million of cash per quarter compared to the prior dividend level. In order to further conserve capital, we have reduced expected capital expenditures for 2020 by $0.3 billion to a new expected total of $0.5 billion, mainly through pausing certain ground-up developments that were not yet substantially underway. Also, in June, we eliminated roles representing over 25% of our corporate positions, excluding onsite field personnel. For the second half of 2020, the base salaries of our CEO and other executive officers was voluntarily reduced by 20% and 10%, respectively. As a result of these capital conservation actions, we expect that our third quarter 2020 annualized general and administrative expenses will be approximately $25 to $30 million lower than our reported general and administrative expenses for full-year 2019.

        See “Note 9 - Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our significant financing activities.

Credit Facilities, Commercial Paper and Unsecured Term Loans

        Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875% as of June 30, 2020. The unsecured revolving credit facility matures in April 2021, but may be extended at our option subject to the satisfaction of certain conditions, including all representations and warranties being correct in all material respects with no existing defaults, for two additional periods of six months each to April 2022. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

        Our wholly-owned subsidiary, Ventas Realty, may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2020, we had no borrowings outstanding under our commercial paper program.

        As of June 30, 2020, $587.2 million was outstanding under the unsecured revolving credit facility with an additional $23.9 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. We had $2.4 billion in available liquidity under the unsecured revolving credit facility as of June 30, 2020.

        As of June 30, 2020, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

        As of June 30, 2020, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

        As of June 30, 2020, we had a $400.0 million secured revolving construction credit facility with $157.2 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

Senior Notes

        In March 2020, Ventas Realty issued $500.0 million aggregate principal amount of 4.75% senior notes due 2030 at a public offering price equal to 97.86% of par. The notes were settled and proceeds were received in April 2020.

Equity Offerings

        From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”).  During the six months ended June 30, 2020, we sold no shares of common stock under our ATM program.  As of June 30, 2020, $822.1 million of our common stock remained available for sale under our ATM program.

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

Cash Flows

        The following table sets forth our sources and uses of cash flows:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2020	2019	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$146,102	$131,464	$14,638	11.1%
Net cash provided by operating activities	720,011	729,219	(9,208)	(1.3)
Net cash provided by (used in) investing activities	348,080	(507,727)	855,807	nm
Net cash used in financing activities	(183,228)	(214,868)	31,640	14.7
Effect of foreign currency translation	(1,829)	208	(2,037)	nm
Cash, cash equivalents and restricted cash at end of period	$1,029,136	$138,296	890,840	nm

nm - not meaningful

Cash Flows from Operating Activities

        Cash flows from operating activities decreased $9.2 million during the six months ended June 30, 2020 over the same period in 2019 due primarily to lower NOI and changes in working capital.

Cash Flows from Investing Activities

        Cash flows from investing activities increased $855.8 million during the six months ended June 30, 2020 over the same period in 2019 primarily due to increased proceeds from real estate dispositions, decreased acquisitions and investments activity, partially offset by increased capital expenditures.

Cash Flows from Financing Activities

        Cash flows used in financing activities increased $31.6 million during the six months ended June 30, 2020 over the same period in 2019 primarily due to lower debt repayments during 2020 offset by the issuance of common stock in 2019.

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

        We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of June 30, 2020, we had 20 properties under development pursuant to these agreements, including two properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

        The following summarizes our guarantor and issuer balance sheet and statement of income information as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and the year ended December 31, 2019.

Balance Sheet Information

	As of June 30, 2020
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$16,095,449	$2,728,110
Total assets	17,005,493	2,835,587
Liabilities and equity
Intercompany loans	10,509,659	(5,414,735)
Total liabilities	10,773,108	3,472,417
Redeemable OP unitholder and noncontrolling interests	112,843	—
Total equity (deficit)	6,159,542	(636,831)
Total liabilities and equity	17,005,493	2,835,587

Balance Sheet Information

	As of December 31, 2019
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$15,774,897	$2,728,110
Total assets	15,875,910	2,838,270
Liabilities and equity
Intercompany loans	8,789,600	(5,105,070)
Total liabilities	9,133,733	3,363,067
Redeemable OP unitholder and noncontrolling interests	102,657	—
Total equity (deficit)	6,639,520	(524,797)
Total liabilities and equity	15,875,910	2,838,270

Statement of Income Information

	For the Six Months Ended June 30, 2020
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$357,163	$—
Total revenues	360,712	71,847
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	316,674	(105,994)
Net income (loss)	315,947	(105,994)
Net income (loss) attributable to common stockholders	315,947	(105,994)

Statement of Income Information

	For the Year Ended December 31, 2019
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$362,143	$—
Total revenues	366,243	142,754
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	432,020	(246,929)
Net income (loss)	433,016	(246,841)
Net income (loss) attributable to common stockholders	433,016	(246,841)

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

        As of June 30, 2020 and December 31, 2019, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $544.4 million and $710.5 million, respectively.

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

        To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of June 30, 2020	As of December 31, 2019
	(In thousands)
Gross book value	$10,838,551	$10,270,402
Fair value	11,314,953	10,784,441
Fair value reflecting change in interest rates:
-100 basis points	11,974,871	11,438,507
+100 basis points	10,726,942	10,196,943

        The change in our fixed rate debt from December 31, 2019 to June 30, 2020 was due primarily to the issuance of senior notes in 2020.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of June 30, 2020	As of December 31, 2019	As of June 30, 2019
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$9,038,264	$8,584,056	$8,422,854
Unsecured term loans	200,000	200,000	200,000
Secured revolving construction credit facility	157,156	160,492	123,223
Mortgage loans and other	1,443,131	1,325,854	744,665
Variable rate:
Senior notes	221,027	231,018	—
Unsecured revolving credit facility	587,206	120,787	227,323
Unsecured term loans	368,378	385,030	—
Commercial paper notes	—	567,450	270,000
Mortgage loans and other	613,155	671,115	358,838
Total	$12,628,317	$12,245,802	$10,346,903
Percentage of total debt:
Fixed rate:
Senior notes	71.6%	70.1%	81.4%
Unsecured term loans	1.6	1.6	1.9
Secured revolving construction credit facility	1.2	1.3	1.2
Mortgage loans and other	11.4	10.8	7.2
Variable rate:
Senior notes	1.8	1.9	—
Unsecured revolving credit facility	4.6	1.0	2.2
Unsecured term loans	2.9	3.1	—
Commercial paper notes	—	4.7	2.6
Mortgage loans and other	4.9	5.5	3.5
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.8%
Unsecured term loans	2.0	2.0	2.0
Secured revolving construction credit facility	4.5	4.5	4.5
Mortgage loans and other	3.7	3.7	4.4
Variable rate:
Senior notes	1.2	2.5	—
Unsecured revolving credit facility	1.0	2.4	3.0
Unsecured term loans	1.4	2.9	—
Commercial paper notes	—	2.0	2.6
Mortgage loans and other	2.0	3.4	3.4
Total	3.4	3.5	3.7

        The variable rate debt in the table above reflects, in part, the effect of $147.5 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $507.3 million and C$147.3 million notional amount of interest rate swaps with maturities ranging from August 2020 to December 2029 in each case that effectively convert variable rate debt to fixed rate debt.

        The decrease in our outstanding variable rate debt at June 30, 2020 compared to December 31, 2019 is primarily attributable to by repayments of our commercial paper program, partially offset by borrowings under our unsecured revolving credit facility.

        Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of June 30, 2020, interest expense on an annualized basis would increase by approximately $17.0 million, or $0.05 per diluted common share.

        As of June 30, 2020 and December 31, 2019, our joint venture partners’ aggregate share of total debt was $257.0 million and $228.2 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $116.7 million and $60.6 million as of June 30, 2020 and December 31, 2019, respectively.

        As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2020 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the three and six months ended June 30, 2020 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2020, at the reasonable assurance level.

Internal Control Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the second quarter of 2020 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended June 30, 2020.

	Number of Shares Repurchased (1)	Average Price Per Share
April 1 through April 30	1,803	$31.97
May 1 through May 31	—	—
June 1 through June 30	4,517	35.51

(1)Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees under our 2006 Incentive Plan or 2012 Incentive Plan or restricted stock units granted to employees under the Nationwide Health Properties, Inc. (“NHP”) 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurred (or, if not a trading day, the immediately preceding trading day) or the fair market value of our common stock at the time of exercise, as the case may be.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

        The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed below.

Exhibit Number	Description of Document	Location of Document

4.1	Description of Securities	Filed herewith.
22	List of Guarantors and Issuers of Guaranteed Securities	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 7, 2020

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer