Form 10-Q
period 2020-09-30
Ventas, Inc.
filed 2020-11-06
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Outstanding at November 3, 2020:
374,570,775
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

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of September 30, 2020	As of December 31, 2019
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,268,583	$2,285,648
Buildings and improvements	24,196,730	24,386,051
Construction in progress	567,052	461,815
Acquired lease intangibles	1,246,312	1,308,077
Operating lease assets	386,946	385,225
	28,665,623	28,826,816
Accumulated depreciation and amortization	(7,687,211)	(7,092,243)
Net real estate property	20,978,412	21,734,573
Secured loans receivable and investments, net	604,452	704,612
Investments in unconsolidated real estate entities	162,860	45,022
Net real estate investments	21,745,724	22,484,207
Cash and cash equivalents	588,343	106,363
Escrow deposits and restricted cash	40,147	39,739
Goodwill	1,050,742	1,051,161
Assets held for sale	15,748	85,527
Deferred income tax assets, net	304	47,495
Other assets	779,475	877,716
Total assets	$24,220,483	$24,692,208
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,047,919	$12,158,773
Accrued interest	97,828	111,115
Operating lease liabilities	247,255	251,196
Accounts payable and other liabilities	1,234,933	1,145,939
Liabilities related to assets held for sale	1,987	5,224
Deferred income tax liabilities	53,711	200,831
Total liabilities	13,683,633	13,873,078
Redeemable OP unitholder and noncontrolling interests	249,143	273,678
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 373,940 and 372,811 shares issued at September 30, 2020 and December 31, 2019, respectively	93,467	93,185
Capital in excess of par value	14,142,349	14,056,453
Accumulated other comprehensive loss	(65,042)	(34,564)
Retained earnings (deficit)	(3,972,647)	(3,669,050)
Treasury stock, 33 and 2 shares at September 30, 2020 and December 31, 2019, respectively	(1,275)	(132)
Total Ventas stockholders’ equity	10,196,852	10,445,892
Noncontrolling interests	90,855	99,560
Total equity	10,287,707	10,545,452
Total liabilities and equity	$24,220,483	$24,692,208

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$156,136	$193,383	$527,238	$589,833
Office	198,376	214,939	599,696	618,555
	354,512	408,322	1,126,934	1,208,388
Resident fees and services	541,322	541,090	1,667,421	1,583,262
Office building and other services revenue	3,868	2,959	10,669	8,168
Income from loans and investments	18,666	30,164	62,203	66,819
Interest and other income	572	620	6,965	10,109
Total revenues	918,940	983,155	2,874,192	2,876,746
Expenses
Interest	115,505	113,967	355,333	334,955
Depreciation and amortization	249,366	234,603	847,797	696,710
Property-level operating expenses:
Senior living	422,653	388,011	1,265,362	1,115,834
Office	66,934	67,144	192,192	191,972
Triple-net leased	5,398	6,338	17,004	20,092
	494,985	461,493	1,474,558	1,327,898
Office building services costs	557	627	1,827	1,775
General, administrative and professional fees	34,228	40,530	106,747	124,369
Loss on extinguishment of debt, net	7,386	37,434	7,386	41,861
Merger-related expenses and deal costs	11,325	4,304	26,129	11,084
Allowance on loans receivable and investments	4,999	—	34,654	—
Other	3,534	2,164	10,624	(9,294)
Total expenses	921,885	895,122	2,865,055	2,529,358
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(2,945)	88,033	9,137	347,388
Income (loss) from unconsolidated entities	865	854	(15,861)	(2,621)
Gain on real estate dispositions	12,622	36	240,101	24,633
Income tax benefit (expense)	3,195	(2,005)	95,855	57,004
Income from continuing operations	13,737	86,918	329,232	426,404
Net income	13,737	86,918	329,232	426,404
Net income attributable to noncontrolling interests	986	1,659	534	4,831
Net income attributable to common stockholders	$12,751	$85,259	$328,698	$421,573
Earnings per common share
Basic:
Income from continuing operations	$0.04	$0.23	$0.88	$1.17
Net income attributable to common stockholders	0.03	0.23	0.88	1.16
Diluted:
Income from continuing operations	$0.04	$0.23	$0.88	$1.16
Net income attributable to common stockholders	0.03	0.23	0.87	1.15

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$13,737	$86,918	$329,232	$426,404
Other comprehensive income (loss):
Foreign currency translation	7,907	(7,011)	(4,942)	(11,770)
Unrealized gain (loss) on available for sale securities	10,431	(3,162)	(9,828)	3,734
Derivative instruments	1,714	(10,013)	(19,661)	(32,076)
Total other comprehensive income (loss)	20,052	(20,186)	(34,431)	(40,112)
Comprehensive income	33,789	66,732	294,801	386,292
Comprehensive income (loss) attributable to noncontrolling interests	3,320	1,659	(3,419)	4,831
Comprehensive income attributable to common stockholders	$30,469	$65,073	$298,220	$381,461

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2019	(In thousands, except per share amounts)
Balance at July 1, 2020	$93,261	$14,118,119	$(82,761)	$(3,816,460)	$(947)	$10,311,212	$88,698	$10,399,910
Net income	—	—	—	12,751	—	12,751	986	13,737
Other comprehensive loss	—	—	17,719	—	—	17,719	2,333	20,052
Net change in noncontrolling interests	—	(6,173)	—	—	—	(6,173)	(1,162)	(7,335)
Dividends to common stockholders—$0.45 per share	—	—	—	(166,738)	—	(166,738)	—	(166,738)
Issuance of common stock for stock plans, restricted stock grants and other	206	42,074	—	(2,200)	(328)	39,752	—	39,752
Adjust redeemable OP unitholder interests to current fair value	—	(11,669)	—	—	—	(11,669)	—	(11,669)
Redemption of OP Units	—	(2)	—	—	—	(2)	—	(2)
Balance at September 30, 2020	$93,467	$14,142,349	$(65,042)	$(3,972,647)	$(1,275)	$10,196,852	$90,855	$10,287,707

Balance at July 1, 2019	$92,852	$13,940,117	$(39,671)	$(3,173,287)	$—	$10,820,011	$56,351	$10,876,362
Net income	—	—	—	85,259	—	85,259	1,659	86,918
Other comprehensive income	—	—	(20,186)	—	—	(20,186)	—	(20,186)
Net change in noncontrolling interests	—	552	—	—	—	552	36,507	37,059
Dividends to common stockholders—$0.7925 per share	—	—	—	(296,393)	—	(296,393)	—	(296,393)
Issuance of common stock	276	76,004	—	—	—	76,280	—	76,280
Issuance of common stock for stock plans, restricted stock grants and other	36	16,657	—	—	(210)	16,483	—	16,483
Adjust redeemable OP unitholder interests to current fair value	—	(16,015)	—	—	—	(16,015)	—	(16,015)
Redemption of OP Units	—	(285)	—	—	—	(285)	—	(285)
Balance at September 30, 2019	$93,164	$14,017,030	$(59,857)	$(3,384,421)	$(210)	$10,665,706	$94,517	$10,760,223

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2020	(In thousands, except per share amounts)
Balance at January 1, 2020	$93,185	$14,056,453	$(34,564)	$(3,669,050)	$(132)	$10,445,892	$99,560	$10,545,452
Net income	—	—	—	328,698	—	328,698	534	329,232
Other comprehensive loss	—	—	(30,478)	—	—	(30,478)	(3,953)	(34,431)
Net change in noncontrolling interests	—	(5,160)	—	—	—	(5,160)	(5,286)	(10,446)
Dividends to common stockholders—$1.6925 per share	—	—	—	(631,346)	—	(631,346)	—	(631,346)
Issuance of common stock for stock plans, restricted stock grants and other	282	54,967	—	(949)	(1,143)	53,157	—	53,157
Adjust redeemable OP unitholder interests to current fair value	—	36,353	—	—	—	36,353	—	36,353
Redemption of OP Units	—	(264)	—	—	—	(264)	—	(264)
Balance at September 30, 2020	$93,467	$14,142,349	$(65,042)	$(3,972,647)	$(1,275)	$10,196,852	$90,855	$10,287,707

Balance at January 1, 2019	$89,125	$13,076,528	$(19,582)	$(2,930,214)	$—	$10,215,857	$55,737	$10,271,594
Net income	—	—	—	421,573	—	421,573	4,831	426,404
Other comprehensive income	—	—	(40,112)	—	—	(40,112)	—	(40,112)
Net change in noncontrolling interests	—	(1,546)	—	—	—	(1,546)	33,949	32,403
Dividends to common stockholders—$2.3775 per share	—	—	—	(876,581)	—	(876,581)	—	(876,581)
Issuance of common stock	3,829	938,607	—	—	—	942,436	—	942,436
Issuance of common stock for stock plans, restricted stock grants and other	210	54,750	—	—	(210)	54,750	—	54,750
Adjust redeemable OP unitholder interests to current fair value	—	(51,024)	—	—	—	(51,024)	—	(51,024)
Redemption of OP Units	—	(285)	—	—	—	(285)	—	(285)
Cumulative effect change in accounting principles	—	—	(163)	801	—	638	—	638
Balance at September 30, 2019	$93,164	$14,017,030	$(59,857)	$(3,384,421)	$(210)	$10,665,706	$94,517	$10,760,223

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$329,232	$426,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	847,797	696,710
Amortization of deferred revenue and lease intangibles, net	(25,343)	(6,484)
Other non-cash amortization	15,211	16,910
Allowance on loans receivable and investments	34,654	—
Stock-based compensation	17,322	26,670
Straight-lining of rental income	107,134	(25,680)
Loss on extinguishment of debt, net	7,386	41,861
Gain on real estate dispositions	(240,101)	(24,633)
Gain on real estate loan investments	(167)	—
Income tax benefit	(99,702)	(60,249)
Loss from unconsolidated entities	15,869	2,621
Distributions from unconsolidated entities	2,960	1,400
Other	15,615	9,236
Changes in operating assets and liabilities:
Increase in other assets	(68,228)	(59,366)
Decrease in accrued interest	(12,975)	(15,909)
Increase in accounts payable and other liabilities	207,749	54,057
Net cash provided by operating activities	1,154,413	1,083,548
Cash flows from investing activities:
Net investment in real estate property	(77,625)	(939,805)
Investment in loans receivable	(113,147)	(1,257,577)
Proceeds from real estate disposals	682,604	77,555
Proceeds from loans receivable	106,966	1,008,683
Development project expenditures	(309,967)	(229,845)
Capital expenditures	(94,407)	(99,787)
Distributions from unconsolidated entities	—	151
Investment in unconsolidated entities	(7,832)	(1,711)
Insurance proceeds for property damage claims	33	20,457
Net cash provided by (used in) investing activities	186,625	(1,421,879)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(74,144)	278,677
Net change in borrowings under commercial paper program	(565,524)	304,508
Proceeds from debt	657,557	2,206,577
Repayment of debt	(127,528)	(2,456,135)
Payment of deferred financing costs	(7,564)	(17,867)
Issuance of common stock, net	36,395	942,250
Cash distribution to common stockholders	(760,363)	(861,789)
Cash distribution to redeemable OP unitholders	(5,954)	(6,882)
Cash issued for redemption of OP Units	(575)	(361)
Contributions from noncontrolling interests	1,138	4,959
Distributions to noncontrolling interests	(9,666)	(6,403)
Proceeds from stock option exercises	3,518	34,134
Other	(4,989)	(6,601)
Net cash (used in) provided by financing activities	(857,699)	415,067
Net increase in cash, cash equivalents and restricted cash	483,339	76,736
Effect of foreign currency translation	(951)	396
Cash, cash equivalents and restricted cash at beginning of period	146,102	131,464
Cash, cash equivalents and restricted cash at end of period	$628,490	$208,596
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$169,484	$1,056,481
Other assets	1,224	11,123
Debt	55,368	907,746
Other liabilities	2,707	46,336
Deferred income tax liability	337	—
Noncontrolling interests	20,259	113,522

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

    Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of senior housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2020, we owned or managed through unconsolidated joint ventures approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We also had 19 properties under development, including one property that is owned by an unconsolidated real estate entity. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

    We primarily invest in senior housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers.

    As of September 30, 2020, we leased a total of 377 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties (excluding seven properties managed by Brookdale Senior Living pursuant to long-term management agreements), 11 properties and 32 properties, respectively, as of September 30, 2020.

    As of September 30, 2020, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 439 senior housing communities for us.
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

COVID-19 Update

The novel coronavirus (“COVID-19”) pandemic and actions taken to prevent its spread continue to affect our business in a number of differing ways.

In our senior living operating portfolio, leading indicators in senior housing, including leads, tours and move-ins, showed consistent improvement from July through September, but occupancy continued to decline and operating costs related to COVID-19 remained elevated in the third quarter. Recent COVID-19 clinical trends remain dynamic and create significant uncertainty.

Our NNN senior housing tenants’ performance has also been affected by COVID-19. While we received substantially all NNN senior housing rent we expected to receive in the third quarter, we have modified certain NNN senior housing leases to reset rent and have provided other modest financial accommodations to certain NNN senior housing tenants who need it as a result of COVID-19.

The Company’s NNN healthcare tenants have benefitted from significant government financial support that was deployed early and has partially offset the direct financial impact of the pandemic. Substantially all expected rent was paid by the Company’s NNN healthcare tenants in the third quarter.

Our office operations segment delivered steady performance in the third quarter, growing net operating income (“NOI”, which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) modestly compared to the second quarter. In the third quarter, we received 99% of contractual rents in the office segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The federal government, as well as state and local governments, have implemented or announced programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which have benefitted or could benefit our company, tenants, operators, borrowers and managers. In particular, in early September, the Department of Health and Human Services (“HHS”) announced that assisted living communities are eligible to apply for funding under the Phase II General Distribution allocation (“Phase II”) of the Public Health and Social Services Emergency Fund (the “Provider Relief Fund”) established pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”). Distributions under Phase II are expected to equal 2% of annual revenues from patient care, and to benefit the assisted living communities in the Company’s senior living operating business, as well as its NNN senior housing tenants. While the guidance from HHS is subject to change, under current guidance, distributions from the Provider Relief Fund are not subject to repayment, provided that the recipient uses the funds first for expenses attributable to COVID-19 and then for lost revenue attributable to COVID-19, and is able to attest to and comply with certain terms and conditions, including not using funds received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse, providing detailed reporting to HHS, maintaining records in accordance with law and submitting to government audit and investigation.

We have applied for approximately $35 million in grants under Phase II of the Provider Relief Fund on behalf of the assisted living communities in our senior living operating business. Although we have begun to receive amounts under some of those applications, there can be no assurance that all our applications will be approved or that additional funds will ultimately be received in full or in part. The Company continues to evaluate the terms, conditions and permitted uses associated with the grants, including the requirements and restrictions imposed by HHS, and is in the process of determining what portions of these grants the Company will be able to retain and use. Any funds that are ultimately received and retained by us are not expected to fully offset the losses incurred in the Company’s senior living operating portfolio that are attributable to COVID-19. We believe that substantially all our NNN senior housing tenants have also applied for funding under Phase II to partially mitigate the losses they have incurred as a direct result of COVID-19.

HHS recently announced a new $20 billion Phase III General Distribution allocation (“Phase III”) of the Provider Relief Fund, which will be made available to all healthcare providers, including assisted living communities, who have previously received distributions from the Provider Relief Fund. Phase III is expected to be distributed (i) first, to ensure that eligible providers have received funding equal to at least 2% of their annual patient care revenues and (ii) second, to provide an additional payment that considers providers’ overall financial losses caused by the COVID-19 pandemic. The actual amount paid to providers will depend in part on how many providers apply in Phase III and will be determined after all applications have been received. While we have applied for funding under Phase III on behalf of the assisted living communities in our senior living operating business, there can be no assurance that we will receive funding under Phase III or the amount of any such funding.

HHS and the Department of Defense (the “DOD”) have announced agreements with CVS and Walgreens to provide and administer COVID-19 vaccines to residents of long-term care facilities nationwide (including assisted living and independent living communities) with no out-of-pocket costs to residents or the communities where they live. HHS and DOD also announced a program for the delivery of COVID-19 rapid point-of-care diagnostic tests to certain qualified assisted living facilities. While we expect both of these programs to benefit our senior living operating portfolio, as well as our NNN senior housing tenants, there can be no assurance these programs will ultimately be implemented, will be implemented on the same terms as have been currently announced or will continue once implemented.

Since the start of the COVID-19 pandemic, we have taken precautionary steps to increase liquidity and preserve financial flexibility in light of the resulting uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Recent Capital Conservation Actions.” As of November 5, 2020, we had approximately $3.2 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program and negligible near-term debt maturing.

The trajectory and future impact of the COVID-19 pandemic remains highly uncertain. COVID-19 clinical trends have worsened in recent weeks; and multiple jurisdictions have recently imposed or are re-imposing heightened preventative measures. The extent of the COVID-19 pandemic’s continuing and ultimate effect on our operational and financial performance will depend on the clinical experience, which may differ considerably across regions and fluctuate over time, and on other future developments, including the ultimate duration, spread and intensity of the outbreak; the availability and effective distribution of testing and, eventually, a vaccine; the extent to which governments across the country impose or re-impose preventative restrictions and the extent and duration of any rollback of those restrictions; and the availability of government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

to estimate the impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, either in the short or long-term, but it could be material.

We have not identified the COVID-19 pandemic, on its own, as a “triggering event” for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of September 30, 2020, we considered the effect of the pandemic on certain of our assets (described below) and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. As a result, we have recognized the following charges for the three and nine months ended September 30, 2020:

•Adjustment to rental income: As of September 30, 2020, we concluded that it is probable we would not collect substantially all rents from certain tenants, primarily within our triple-net leased properties segment. As a result, we recognized adjustments to rental income of $20.3 million and $74.5 million for the three and nine months ended September 30, 2020. Rental payments from these tenants will be recognized in rental income when received.

•Impairment of real estate assets: As of September 30, 2020, we compared our estimate of undiscounted cash flows, including a hypothetical terminal value, for certain real estate assets to the assets' respective carrying values. No impairment charges were recognized for the quarter ended September 30, 2020. During the quarter ended June 30, 2020 we recognized $108.8 million of impairments representing the difference between the assets' carrying value and the then estimated fair value of $192.8 million. The impaired assets, primarily senior housing communities, represent less than 1% of our consolidated net real estate property as of September 30, 2020. Impairments are recorded within depreciation and amortization in our Consolidated Statements of Income and are primarily related to our senior living operations reportable business segment.

•Loss on financial instruments and impairment of unconsolidated entities: As of September 30, 2020, we concluded that credit losses exist within certain of our non-mortgage loans receivables and government-sponsored pooled loan investments. As a result, we recognized credit loss charges of $5.0 million and $34.7 million for the three and nine months ended September 30, 2020. No allowances are recorded within our portfolios of secured mortgage loans or marketable debt securities. In addition, during the quarter ended June 30, 2020 we recognized an impairment of $10.7 million in an equity investment in an unconsolidated entity.

•Deferred tax asset valuation allowance: As of June 30, 2020, we concluded that it was not more likely than not that deferred tax assets (primarily US federal NOL carryforwards which begin to expire in 2032) would be realized based on our cumulative loss in recent years for certain of our taxable REIT subsidiaries. As a result, we recorded a valuation allowance of $56.4 million against these deferred tax assets on our Consolidated Balance Sheets with a corresponding charge to income tax benefit (expense) in our Consolidated Statements of Income for the quarter ended June 30, 2020. We maintained our conclusions regarding the realizability of deferred tax assets as of September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 24, 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	September 30, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$657,455	$246,697	$666,404	$244,934
Other identified VIEs	3,922,931	1,526,184	4,075,821	1,459,830
Tax credit VIEs	954,850	377,996	845,229	333,809

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

Redeemable OP Unitholder and Noncontrolling Interests

    We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of September 30, 2020, third party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

    As redemption rights are outside of our control, the redeemable OP Units are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Units at the greater of cost or redemption value. As of September 30, 2020 and December 31, 2019, the fair value of the redeemable OP Units was $129.6 million and $171.2 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

    Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at September 30, 2020 and December 31, 2019. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

Accounting for Historic and New Markets Tax Credits

    For certain of our research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new markets tax credits (“NMTCs”). As of September 30, 2020, we owned 11 properties, including two properties in development, that had syndicated HTCs or NMTCs, or both, to TCIs.

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

•Stock warrants - We estimate the fair value of stock warrants using level two inputs that are obtained from public sources. Inputs include equity spot price, strike dividend yield, volatility and a risk-free rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Revenue Recognition

Triple-Net Leased Properties and Office Operations

    Certain of our triple-net leases and most of our MOB and research and innovation centers (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2020 and December 31, 2019, this cumulative excess totaled $164.2 million and $278.8 million, respectively (excluding properties classified as held for sale).

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

NOTE 3—CONCENTRATION OF CREDIT RISK

    As of September 30, 2020, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 20.6%, 10.4%, 8.1%, 4.9% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2020). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

    Based on gross book value, approximately 47.3% and 16.4% of our consolidated real estate investments were senior housing communities included in the senior living operations and triple-net leased properties reportable business segments, respectively (excluding properties classified as held for sale as of September 30, 2020). MOBs, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 36.3%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of September 30, 2020, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and NOI for the three months then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties

    The following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Three Months Ended September 30,
	2020	2019
Revenues(1):
Brookdale Senior Living	4.0%	4.6%
Ardent	3.3	3.0
Kindred	3.6	3.3
NOI:
Brookdale Senior Living	8.8%	8.6%
Ardent	7.2	5.7
Kindred	7.8	6.2

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

    The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended September 30, 2020 and 2019. If Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

Brookdale Transaction

In July 2020, we entered into a revised master lease agreement (the “Brookdale Lease”) and certain other agreements (together with the Brookdale Lease, the “Agreements”) with Brookdale Senior Living. The Agreements modify our current arrangements with Brookdale Senior Living as follows:

We received up-front consideration approximating $235 million dollars, which will be amortized over the remaining lease term and consisted of: (a) $162 million in cash including $47 million from the transfer to Ventas of deposits under the Brookdale Lease; (b) a $45 million cash pay note (the “Note”) from Brookdale, which has an initial interest rate of 9.0%, increasing 50 basis points per annum, and matures on December 31, 2025; (c) $28 million in warrants exercisable for 16.3 million shares of Brookdale Senior Living common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share.

Base cash rent under the Brookdale Lease is set at $100 million per annum starting in July 2020, with three percent annual escalators commencing on January 1, 2022. The Brookdale Lease is guaranteed by, and the Note is a direct obligation of, Brookdale Senior Living.

The warrants are classified within other assets on our Consolidated Balance Sheets. These warrants are measured at fair value with changes in fair value being recognized within other expense in our Consolidated Statements of Income.

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

Holiday Transaction

In April 2020, we completed a transaction with affiliates of Holiday Retirement (collectively,
“Holiday”), including (a) entry into a new, terminable management agreement with Holiday Management Company for our 26 independent living assets previously subject to a triple-net lease (the “Holiday Lease”) with Holiday; (b)
termination of the Holiday Lease; and (c) our receipt from Holiday of $33.8 million in cash from the transfer to us of deposits under the Holiday Lease and $66 million in principal amount of secured notes. As a result of the Holiday Lease termination, we recognized net income of $50.2 million during the second quarter, composed of $99.8 million of cash and notes received less $49.6 million from the write-off of accumulated straight-line receivable.

Senior Living Operations

    As of September 30, 2020, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 258 of our 431 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

    Also, during the nine months ended September 30, 2020, we sold one MOB, three senior housing communities, ten triple-net leased properties and one land parcel for aggregate consideration of $67.7 million and we recognized a gain on the sale of these assets of $15.5 million.

JV Transaction

In October 2020, we formed a joint venture (the “JV”) with GIC. To seed the JV, we contributed our controlling ownership interest in four in-progress university-based research and innovation development projects (the “Initial R&I JV Projects”). At closing, GIC reimbursed us for its share of costs incurred to-date. We will own an over 50 percent interest and GIC will own a 45 percent interest in the Initial R&I JV Projects. We will act as manager of the JV, with customary rights and obligations, and will receive customary fees and incentives. Our exclusive development partner, Wexford Science & Technology, remains the developer of, and a minority partner in, all of the projects. We will account for our investment in the JV under the equity method of accounting.
Real Estate Impairment

    We recognized impairments of $129.5 million and $22.6 million, respectively, for the nine months ended September 30, 2020 and 2019, which are recorded in depreciation and amortization in our Consolidated Statements of Income. Other than charges relating to properties directly impacted by COVID-19 (See “Note 1 - Description Of Business - COVID-19 Update”), our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

Assets Held for Sale

    The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties.

	As of September 30, 2020			As of December 31, 2019
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-Net Leased Properties	—	$—	$—	8	$62,098	$1,623
Office Operations	2	7,441	785	1	5,177	499
Senior Living Operations	2	8,307	1,202	5	18,252	3,102
Total	4	$15,748	$1,987	14	$85,527	$5,224

In September 2020, one senior housing community no longer met the criteria as being classified as held for sale. As a result, we adjusted the carrying amount of the asset by recognizing depreciation expense of $0.1 million and classified the asset within net real estate investments on our Consolidated Balance Sheets for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

    As of September 30, 2020 and December 31, 2019, we had $892.5 million and $1.0 billion, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of September 30, 2020:
Secured/mortgage loans and other, net	$555,483	$555,483	$487,373	$—
Government-sponsored pooled loan investments, net (1) (3)	48,969	54,361	48,969	3,453
Total investments reported as secured loans receivable and investments, net	604,452	609,844	536,342	3,453
Non-mortgage loans receivable, net (3)	56,844	86,347	56,832	—
Marketable debt securities (2)	231,168	213,264	231,168	17,905
Total loans receivable and investments, net	$892,464	$909,455	$824,342	$21,358

As of December 31, 2019:
Secured/mortgage loans and other, net	$645,546	$645,546	$646,925	$—
Government-sponsored pooled loan investments, net (1)	59,066	52,178	59,066	6,888
Total investments reported as secured loans receivable and investments, net	704,612	697,724	705,991	6,888
Non-mortgage loans receivable, net	63,724	63,724	63,538	—
Marketable debt securities (2)	237,360	213,062	237,360	24,298
Total loans receivable and investments, net	$1,005,696	$974,510	$1,006,889	$31,186

(1)Investments in government-sponsored pool loans have contractual maturity dates in 2021 and 2023.
(2)Investments in marketable debt securities have contractual maturity dates in 2024 and 2026.
(3)As of September 30, 2020, the carrying amounts for government-sponsored pooled loan investments, net and non-mortgage loans receivable, net reflect allowances of $8.8 million and $29.5 million, respectively.

2020 Activity

    During the nine months ended September 30, 2020, we received aggregate proceeds of $106.1 million for the full repayment of the principal balances of various loans receivable with a weighted average interest rate of 8.3% that were due to mature between 2020 and 2025, resulting in total gains of $1.4 million.

In April 2020, we received as consideration $66 million of notes secured by equity pledges on real estate assets with an effective interest rate of 9.2% in connection with the termination of the Holiday Lease. See “Note 3 - Concentration Of Credit Risk”.

We recognized $5.0 million and $34.7 million in expense in establishing allowances on our loan and investment portfolio for the three and nine months ended September 30, 2020, respectively. See “Note 1 - Description Of Business - COVID-19 Update”.

In July 2020, we entered into a $45 million Note from Brookdale Senior Living in connection with certain revised Agreements, which is included above in Non-mortgage loans receivable, net. The Note has an initial interest rate of 9.0%, increasing 50 basis points per annum, and matures on December 31, 2025. In addition, Brookdale transferred fee ownership of five senior living communities to us, in full satisfaction and repayment of a $78 million loan to Brookdale Senior Living from us that was secured by the five communities. See “Note 3 - Concentration Of Credit Risk”.

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

    At September 30, 2020, we had a 25% interest in a real estate joint venture that has a majority ownership in nine properties and one property under development.

    In March 2020, we formed the Fund in which we are sponsor and general partner. As of September 30, 2020, we have a 21% ownership interest in the Fund. See “Note 4 - Dispositions And Impairments”. In October 2020, the Fund acquired a portfolio of three life science properties in the South San Francisco life science cluster for $1.0 billion, which increased assets under management to $1.8 billion. The acquisition was financed with a $415 million mortgage loan bearing interest at a fixed rate of 2.6% per annum.

    We account for our investments in unconsolidated real estate entities, including the Fund, as well as our 34% interest in Atria, 34% interest in Eclipse Senior Living (“ESL”) and 9.8% interest in Ardent, which are included within other assets on our Consolidated Balance Sheets, under the equity method of accounting.

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

    With the exception of our interests in Atria, ESL and Ardent, we provide various services to unconsolidated entities in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.5 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $3.9 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income. In June 2020, as a result of COVID-19, we recognized an impairment charge of $10.7 million related to our investment in an unconsolidated entity. See “Note 1 - Description Of Business - COVID-19 Update”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7—INTANGIBLES

    The following is a summary of our intangibles:

	As of September 30, 2020		As of December 31, 2019
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$141,224	6.6	$145,891	6.9
In-place and other lease intangibles	1,105,088	10.7	1,162,187	10.6
Goodwill	1,050,742	N/A	1,051,161	N/A
Other intangibles	35,796	10.2	35,837	10.9
Accumulated amortization	(943,809)	N/A	(922,668)	N/A
Net intangible assets	$1,389,041	10.3	$1,472,408	10.2
Intangible liabilities:
Below market lease intangibles	$339,200	14.3	$349,357	14.5
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(208,959)	N/A	(203,834)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$147,307	14.3	$162,589	14.5

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

NOTE 8—OTHER ASSETS

The following is a summary of our other assets:

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Straight-line rent receivables	$164,161	$278,833
Non-mortgage loans receivable, net	56,844	63,724
Stock warrants	26,940	—
Marketable debt securities	231,168	237,360
Other intangibles, net	4,748	5,149
Investment in unconsolidated operating entities	43,116	59,301
Other	252,498	233,349
Total other assets	$779,475	$877,716

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

    The following is a summary of our senior notes payable and other debt:

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Unsecured revolving credit facility (1)	$41,484	$120,787
Commercial paper notes	—	567,450
Secured revolving construction credit facility due 2022	164,585	160,492
Floating Rate Senior Notes, Series F due 2021 (2)	225,242	231,018
3.25% Senior Notes due 2022	500,000	500,000
3.30% Senior Notes, Series C due 2022 (2)	187,702	192,515
Unsecured term loan due 2023	200,000	200,000
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	206,472	211,767
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	187,702	192,515
2.80% Senior Notes, Series E due 2024 (2)	450,484	462,036
Unsecured term loan due 2025 (2)	375,404	385,030
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	—
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,076,369	1,996,969
Total	12,140,667	12,245,802
Deferred financing costs, net	(73,444)	(79,939)
Unamortized fair value adjustment	14,008	20,056
Unamortized discounts	(33,312)	(27,146)
Senior notes payable and other debt	$12,047,919	$12,158,773

(1)As of September 30, 2020 and December 31, 2019, respectively, $15.8 million and $26.2 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $25.7 million and $27.6 million were denominated in British pounds as of September 30, 2020 and December 31, 2019, respectively.
(2)Canadian Dollar debt obligations shown in US Dollars.
(3)Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2023 and 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

    As of September 30, 2020, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2020	$131,956	$—	$11,765	$143,721
2021	426,284	41,484	43,006	510,774
2022	1,292,027	—	36,943	1,328,970
2023	1,593,067	—	23,556	1,616,623
2024	1,559,708	—	17,502	1,577,210
Thereafter	6,859,843	—	103,526	6,963,369
Total maturities	$11,862,885	$41,484	$236,298	$12,140,667

(1)At September 30, 2020, we had unrestricted cash and cash equivalents of $0.6 billion, which exceeds the borrowings outstanding under our unsecured revolving credit facility and commercial paper program.

Credit Facilities, Commercial Paper and Unsecured Term Loans

    Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875%. The unsecured revolving credit facility matures in April 2021, but may be extended at our option subject to the satisfaction of certain conditions, including all representations and warranties being correct in all material respects with no existing defaults, for two additional periods of six months each, to April 2022. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

    Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2020, we had no borrowings outstanding under our commercial paper program.

    As of September 30, 2020, $41.5 million was outstanding under the unsecured revolving credit facility with an additional $24.9 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. We had $2.9 billion in available liquidity under the unsecured revolving credit facility as of September 30, 2020.

    As of September 30, 2020, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

    As of September 30, 2020, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

    As of September 30, 2020, we had a $400.0 million secured revolving construction credit facility with $164.6 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

Senior Notes

    In March 2020, Ventas Realty priced a public offering of $500.0 million aggregate principal amount of 4.75% senior notes due 2030 at an amount equal to 97.86% of par. The notes were issued and proceeds were received in April 2020.

In October 2020, we redeemed, pursuant to a cash tender offer, $236.3 million aggregate principal amount then outstanding of our 3.25% senior notes due 2022 at 104.14% of par value, plus accrued and unpaid interest to the payment date. Tender offer results were given in September 2020 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $7.4 million in September 2020 and will recognize an additional loss of $3.5 million in October 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of our financial instruments were as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$588,343	$588,343	$106,363	$106,363
Escrow deposits and restricted cash	40,147	40,147	39,739	39,739
Stock warrants	26,940	26,940	—	—
Secured mortgage loans and other, net	555,483	487,373	645,546	646,925
Non-mortgage loans receivable, net	56,844	56,832	63,724	63,538
Marketable debt securities	231,168	231,168	237,360	237,360
Government-sponsored pooled loan investments, net	48,969	48,969	59,066	59,066
Derivative instruments	195	195	738	738
Liabilities:
Senior notes payable and other debt, gross	12,140,667	12,882,340	12,245,802	12,778,758
Derivative instruments	29,925	29,925	12,987	12,987
Redeemable OP Units	129,576	129,576	171,178	171,178

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

    Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the nine months ended September 30, 2020, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

    Our consolidated provisions for income taxes for the three months ended September 30, 2020 and 2019 were a benefit of $3.2 million and an expense of $2.0 million, respectively. Our consolidated provisions for income taxes for the nine months ended September 30, 2020 and 2019 were a benefit of $95.9 million and $57.0 million, respectively. The income tax benefit for the three months ended September 30, 2020 was primarily due to operating losses at our TRS entities. The income tax benefit for the nine months ended September 30, 2020 was primarily due to a $152.9 million net deferred tax benefit related to an internal restructuring of certain US taxable REIT subsidiaries completed in the first quarter, partially offset by a valuation allowance recorded against certain deferred tax assets in the second quarter. The benefit resulted from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in a tax-free transaction. The income tax benefit for the nine months ended September 30, 2019 was primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities.

    Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $53.7 million and $200.8 million as of September 30, 2020 and December 31, 2019, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $0.3 million and $47.5 million as of September 30, 2020 and December 31, 2019, respectively, and related primarily to loss carryforwards.

    Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2017 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2016 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2016 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 13—STOCKHOLDERS' EQUITY

Capital Stock

    From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”).  During the nine months ended September 30, 2020, we sold 0.8 million shares of common stock under our ATM program for gross proceeds of $45.07 per share.  As of September 30, 2020, $785.0 million of our common stock remained available for sale under our ATM program.

In October 2020, we sold 0.7 million shares of common stock under our ATM program for gross proceeds of $44.65 per share.

Accumulated Other Comprehensive Loss

    The following is a summary of our accumulated other comprehensive loss:

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Foreign currency translation	$(54,966)	$(51,743)
Available for sale securities	17,552	27,380
Derivative instruments	(27,628)	(10,201)
Total accumulated other comprehensive loss	$(65,042)	$(34,564)

NOTE 14—EARNINGS PER SHARE

    The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$13,737	$86,918	$329,232	$426,404
Net income	13,737	86,918	329,232	426,404
Net income attributable to noncontrolling interests	986	1,659	534	4,831
Net income attributable to common stockholders	$12,751	$85,259	$328,698	$421,573
Denominator:
Denominator for basic earnings per share—weighted average shares	373,177	372,426	372,997	363,724
Effect of dilutive securities:
Stock options	—	640	—	445
Restricted stock awards	163	567	147	492
OP unitholder interests	2,955	2,992	2,968	2,996
Denominator for diluted earnings per share—adjusted weighted average shares	376,295	376,625	376,112	367,657
Basic earnings per share:
Income from continuing operations	$0.04	$0.23	$0.88	$1.17
Net income attributable to common stockholders	0.03	0.23	0.88	1.16
Diluted earnings per share:
Income from continuing operations	$0.04	$0.23	$0.88	$1.16
Net income attributable to common stockholders	0.03	0.23	0.87	1.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 15—SEGMENT INFORMATION

    As of September 30, 2020, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Summary information by reportable business segment is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended September 30, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$156,136	$—	$198,376	$—	$354,512
Resident fees and services	—	541,322	—	—	541,322
Office building and other services revenue	—	—	2,440	1,428	3,868
Income from loans and investments	—	—	—	18,666	18,666
Interest and other income	—	—	—	572	572
Total revenues	$156,136	$541,322	$200,816	$20,666	$918,940

Total revenues	$156,136	$541,322	$200,816	$20,666	$918,940
Less:
Interest and other income	—	—	—	572	572
Property-level operating expenses	5,398	422,653	66,934	—	494,985
Office building services costs	—	—	557	—	557
Segment NOI	$150,738	$118,669	$133,325	$20,094	422,826
Interest and other income					572
Interest expense					(115,505)
Depreciation and amortization					(249,366)
General, administrative and professional fees					(34,228)
Loss on extinguishment of debt, net					(7,386)
Merger-related expenses and deal costs					(11,325)
Allowance on loans receivable and investments					(4,999)
Other					(3,534)
Income from unconsolidated entities					865
Gain on real estate dispositions					12,622
Income tax benefit					3,195
Income from continuing operations					13,737
Net income					13,737
Net income attributable to noncontrolling interests					986
Net income attributable to common stockholders					$12,751

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended September 30, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$193,383	$—	$214,939	$—	$408,322
Resident fees and services	—	541,090	—	—	541,090
Office building and other services revenue	—	—	2,059	900	2,959
Income from loans and investments	—	—	—	30,164	30,164
Interest and other income	—	—	—	620	620
Total revenues	$193,383	$541,090	$216,998	$31,684	$983,155

Total revenues	$193,383	$541,090	$216,998	$31,684	$983,155
Less:
Interest and other income	—	—	—	620	620
Property-level operating expenses	6,338	388,011	67,144	—	461,493
Office building services costs	—	—	627	—	627
Segment NOI	$187,045	$153,079	$149,227	$31,064	520,415
Interest and other income					620
Interest expense					(113,967)
Depreciation and amortization					(234,603)
General, administrative and professional fees					(40,530)
Loss on extinguishment of debt, net					(37,434)
Merger-related expenses and deal costs					(4,304)
Other					(2,164)
Income from unconsolidated entities					854
Gain on real estate dispositions					36
Income tax expense					(2,005)
Income from continuing operations					86,918
Net income					86,918
Net income attributable to noncontrolling interests					1,659
Net income attributable to common stockholders					$85,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Nine Months Ended September 30, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$527,238	$—	$599,696	$—	$1,126,934
Resident fees and services	—	1,667,421	—	—	1,667,421
Office building and other services revenue	—	—	6,871	3,798	10,669
Income from loans and investments	—	—	—	62,203	62,203
Interest and other income	—	—	—	6,965	6,965
Total revenues	$527,238	$1,667,421	$606,567	$72,966	$2,874,192

Total revenues	$527,238	$1,667,421	$606,567	$72,966	$2,874,192
Less:
Interest and other income	—	—	—	6,965	6,965
Property-level operating expenses	17,004	1,265,362	192,192	—	1,474,558
Office building services costs	—	—	1,827	—	1,827
Segment NOI	$510,234	$402,059	$412,548	$66,001	1,390,842
Interest and other income					6,965
Interest expense					(355,333)
Depreciation and amortization					(847,797)
General, administrative and professional fees					(106,747)
Loss on extinguishment of debt, net					(7,386)
Merger-related expenses and deal costs					(26,129)
Allowance on loans receivable and investments					(34,654)
Other					(10,624)
Loss from unconsolidated entities					(15,861)
Gain on real estate dispositions					240,101
Income tax benefit					95,855
Income from continuing operations					329,232
Net income					329,232
Net income attributable to noncontrolling interests					534
Net income attributable to common stockholders					$328,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Nine Months Ended September 30, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$589,833	$—	$618,555	$—	$1,208,388
Resident fees and services	—	1,583,262	—	—	1,583,262
Office building and other services revenue	—	—	5,685	2,483	8,168
Income from loans and investments	—	—	—	66,819	66,819
Interest and other income	—	—	—	10,109	10,109
Total revenues	$589,833	$1,583,262	$624,240	$79,411	$2,876,746

Total revenues	$589,833	$1,583,262	$624,240	$79,411	$2,876,746
Less:
Interest and other income	—	—	—	10,109	10,109
Property-level operating expenses	20,092	1,115,834	191,972	—	1,327,898
Office building services costs	—	—	1,775	—	1,775
Segment NOI	$569,741	$467,428	$430,493	$69,302	1,536,964
Interest and other income					10,109
Interest expense					(334,955)
Depreciation and amortization					(696,710)
General, administrative and professional fees					(124,369)
Loss on extinguishment of debt, net					(41,861)
Merger-related expenses and deal costs					(11,084)
Other					9,294
Loss from unconsolidated entities					(2,621)
Gain on real estate dispositions					24,633
Income tax benefit					57,004
Income from continuing operations					426,404
Net income					426,404
Net income attributable to noncontrolling interests					4,831
Net income attributable to common stockholders					$421,573

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Capital expenditures:
Triple-net leased properties	$11,832	$13,558	$33,000	$27,805
Senior living operations	46,349	780,837	129,165	845,290
Office operations	112,432	94,396	319,834	396,342
Total capital expenditures	$170,613	$888,791	$481,999	$1,269,437

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

    Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenues:
United States	$817,949	$904,031	$2,569,467	$2,688,329
Canada	96,896	72,495	287,056	167,881
United Kingdom	4,095	6,629	17,669	20,536
Total revenues	$918,940	$983,155	$2,874,192	$2,876,746

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Net real estate property:
United States	$17,874,378	$18,636,839
Canada	2,853,245	2,830,850
United Kingdom	250,789	266,885
Total net real estate property	$20,978,412	$21,734,573

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in Item 2 of this Quarterly Report on Form 10-Q refer to Ventas, Inc. and its consolidated subsidiaries.

Cautionary Statements

Forward-Looking Statements

    This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, among others, statements of expectations, beliefs, future plans and strategies, anticipated results from operations and developments and other matters that are not historical facts. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

    Certain factors that could prevent the Company from achieving its stated goals include but are not limited to:

•The effects of the ongoing COVID-19 pandemic and measures intended to manage the pandemic on our business, results of operations, cash flows and financial condition, including declines in revenues and increases in operating costs in our senior housing operating portfolio, deterioration in the financial condition of our tenants and their ability to satisfy their payment obligations to us; constraints in our ability to access capital and other sources of financing; increased risk of claims, litigation and regulatory proceedings that may adversely affect us; and the ability of federal, state and local governments to respond to and manage the COVID-19 pandemic effectively;

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

•Our ability to implement our business strategy;

•A disruption of or lack of access to the capital markets, changes in the debt rating on U.S. government securities, default or delay in payment by the United States of its obligation, and changes in federal or state budgets resulting in the reduction or nonpayment of Medicare or Medicaid reimbursement rates;

•The nature and extent of future competition, including new construction in the markets in which our senior housing communities and office buildings are located;

•The extent and effect of the results of the Presidential election on, and more broadly, future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•Increases in our borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of London Inter-bank Offered Rate (“LIBOR”) after 2021;

•The ability of our tenants, operators and managers, as applicable, to comply with laws, rules and regulations in the operation of our senior housing properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents and patients;

•Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•Our level of indebtedness and ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•Final determination of our taxable net income for the year ending December 31, 2020;

•The ability and willingness of our tenants to renew their leases with us upon expiration of the leases, our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant;

•Risks associated with our senior living operating portfolio, such as factors that can cause volatility in our operating income and earnings generated by those properties, including without limitation national and regional economic conditions, development of new competing properties, costs of food, materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

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

•Our ability to obtain the financial results expected from our development and redevelopment projects;

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

•Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on our earnings; and

•Other factors set forth in our periodic filings with the Securities and Exchange Commission (“SEC”).

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

Company Overview

    We are a REIT with a highly diversified portfolio of senior housing, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2020, we owned or managed through unconsolidated joint ventures approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, MOBs, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We also had 19 properties under development, including one property that is owned by an unconsolidated real estate entity. We are an S&P 500 company headquartered in Chicago, Illinois.

    We primarily invest in senior housing, research and innovation, and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers.

    As of September 30, 2020, we leased a total of 377 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 121 properties (excluding seven properties managed by Brookdale Senior Living pursuant to long-term management agreements), 11 properties and 32 properties, respectively, as of September 30, 2020.

    As of September 30, 2020, pursuant to long-term management agreements, we engaged independent operators, such as Atria and Sunrise, to manage 439 senior housing communities for us.

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

COVID-19 Update

The novel coronavirus (“COVID-19”) pandemic and actions taken to prevent its spread continue to affect our business in a number of differing ways.

In our senior living operating portfolio, leading indicators in senior housing, including leads, tours and move-ins, showed consistent improvement from July through September, but occupancy continued to decline and operating costs related to COVID-19 remained elevated in the third quarter. Recent COVID-19 clinical trends remain dynamic and create significant uncertainty.

Our NNN senior housing tenants’ performance has also been affected by COVID-19. While we received substantially all NNN senior housing rent we expected to receive in the third quarter, we have modified certain NNN senior housing leases to reset rent and have provided other modest financial accommodations to certain NNN senior housing tenants who need it as a result of COVID-19.

The Company’s NNN healthcare tenants have benefitted from significant government financial support that was deployed early and has partially offset the direct financial impact of the pandemic. Substantially all expected rent was paid by the Company’s NNN healthcare tenants in the third quarter.

Our office operations segment delivered steady performance in the third quarter, growing net operating income (“NOI”, which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) modestly compared to the second quarter. In the third quarter, we received 99% of contractual rents in the office segment.

The federal government, as well as state and local governments, have implemented or announced programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which have benefitted or could benefit our company, tenants, operators, borrowers and managers. In particular, in early September, the Department of Health and Human Services (“HHS”) announced that assisted living communities are eligible to apply for funding under the Phase II General Distribution allocation (“Phase II”) of the Public Health and Social Services Emergency Fund (the “Provider Relief Fund”) established pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”). Distributions under Phase II are expected to equal 2% of annual revenues from patient care, and to benefit the assisted living communities in the Company’s senior living operating business, as well as its NNN senior housing tenants. While the guidance from HHS is subject to change, under current guidance, distributions from the Provider Relief Fund are not subject to repayment, provided that the recipient uses the funds first for expenses attributable to COVID-19 and then for lost revenue attributable to COVID-19, and is able to attest to and comply with certain terms and conditions, including not using funds received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse, providing detailed reporting to HHS, maintaining records in accordance with law and submitting to government audit and investigation.

We have applied for approximately $35 million in grants under Phase II of the Provider Relief Fund on behalf of the assisted living communities in our senior living operating business. Although we have begun to receive amounts under some of those applications, there can be no assurance that all our applications will be approved or that additional funds will ultimately be received in full or in part. The Company continues to evaluate the terms, conditions and permitted uses associated with the grants, including the requirements and restrictions imposed by HHS, and is in the process of determining what portions of these grants the Company will be able to retain and use. Any funds that are ultimately received and retained by us are not expected to fully offset the losses incurred in the Company’s senior living operating portfolio that are attributable to COVID-19. We believe that substantially all our NNN senior housing tenants have also applied for funding under Phase II to partially mitigate the losses they have incurred as a direct result of COVID-19.

HHS recently announced a new $20 billion Phase III General Distribution allocation (“Phase III”) of the Provider Relief Fund, which will be made available to all healthcare providers, including assisted living communities, who have previously received distributions from the Provider Relief Fund. Phase III is expected to be distributed (i) first, to ensure that eligible providers have received funding equal to at least 2% of their annual patient care revenues and (ii) second, to provide an additional payment that considers providers’ overall financial losses caused by the COVID-19 pandemic. The actual amount paid to providers will depend in part on how many providers apply in Phase III and will be determined after all applications have been received. While we have applied for funding under Phase III on behalf of the assisted living communities in our senior living operating business, there can be no assurance that we will receive funding under Phase III or the amount of any such funding.

HHS and the Department of Defense (the “DOD”) have announced agreements with CVS and Walgreens to provide and administer COVID-19 vaccines to residents of long-term care facilities nationwide (including assisted living and independent living communities) with no out-of-pocket costs to residents or the communities where they live. HHS and DOD also announced a program for the delivery of COVID-19 rapid point-of-care diagnostic tests to certain qualified assisted living facilities. While we expect both of these programs to benefit our senior living operating portfolio, as well as our NNN senior housing tenants, there can be no assurance these programs will ultimately be implemented, will be implemented on the same terms as have been currently announced or will continue once implemented.

Since the start of the COVID-19 pandemic, we have taken precautionary steps to increase liquidity and preserve financial flexibility in light of the resulting uncertainty. See “—Liquidity and Capital Resources; Recent Capital Conservation Actions.” As of November 5, 2020, we had approximately $3.2 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program and negligible near-term debt maturing.

The trajectory and future impact of the COVID-19 pandemic remains highly uncertain. COVID-19 clinical trends have worsened in recent weeks; and multiple jurisdictions have recently imposed or are re-imposing heightened preventative measures. The extent of the COVID-19 pandemic’s continuing and ultimate effect on our operational and financial performance will depend on the clinical experience, which may differ considerably across regions and fluctuate over time, and on other future developments, including the ultimate duration, spread and intensity of the outbreak; the availability and effective distribution of testing and, eventually, a vaccine; the extent to which governments across the country impose or re-impose preventative restrictions and the extent and duration of any rollback of those restrictions; and the availability of government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, either in the short or long-term, but it could be material.

See “Note 1 - Description Of Business - COVID-19 Update” for a description of charges recognized during the three and nine months ended September 30, 2020 as a result of the COVID-19 pandemic.

2020 Highlights

Investments and Dispositions

•In March 2020, we formed and sponsored the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Fund”), a perpetual life vehicle that focuses on investments in life science, medical office and senior housing real estate.  We are the sponsor and general partner of the Fund and, as of September 30, 2020, have a 21% interest in the Fund. To seed the Fund, we contributed six (two of which are on the same campus) stabilized research and innovation and medical office properties comprising 1.2 million square feet of space.  We received cash consideration of $620 million and recognized a gain on the transactions of $224.6 million. In October 2020, the Fund acquired a portfolio of three life science properties in the South San Francisco life science cluster for $1.0 billion, which increased assets under management to $1.8 billion. The acquisition was financed with a $415 million mortgage loan bearing interest at a fixed rate of 2.6% per annum.

•In October 2020, we formed a joint venture (the “JV”) with GIC. To seed the JV, we contributed our controlling ownership interest in four in-progress university-based research and innovation development projects (the “Initial R&I JV Projects”). At closing, GIC reimbursed us for its share of costs incurred to-date. We will own an over 50 percent interest and GIC will own a 45 percent interest in the Initial R&I JV Projects. We will act as manager of the JV, with customary rights and obligations, and will receive customary fees and incentives. Our exclusive development partner, Wexford Science & Technology, remains the developer of, and a minority partner in, all of the projects. We will account for our investment in the JV under the equity method of accounting.

•During the nine months ended September 30, 2020, we received aggregate proceeds of $106.1 million for the full repayment of the principal balances of various loans receivable with a weighted average interest rate of 8.3% that were due to mature between 2020 and 2025, resulting in total gains of $1.4 million.

•During the nine months ended September 30, 2020, we sold 15 properties for aggregate consideration of $67.7 million and we recognized a gain on the sale of these assets of $15.5 million.

Liquidity

•In March 2020, we priced a public offering of $500.0 million aggregate principal amount of 4.75% senior notes due 2030. The notes were issued and proceeds were received in April 2020.

•In October 2020, we redeemed, pursuant to a cash tender offer, $236.3 million aggregate principal amount then outstanding of our 3.25% senior notes due 2022 at 104.14% of par value, plus accrued and unpaid interest to the payment date.

•For the nine months ended September 30, 2020, we sold an aggregate of 0.8 million shares of common stock under our “at-the-market” equity offering program (“ATM program”) for gross proceeds of $45.07 per share. In October 2020, we sold 0.7 million shares of common stock under our ATM program for gross proceeds of $44.65 per share.

Portfolio

•In July 2020, we entered into a revised master lease agreement (the “Brookdale Lease”) and certain other agreements (together with the Brookdale Lease, the “Agreements”) with Brookdale Senior Living. The Agreements modify our current arrangements with Brookdale Senior Living as follows:

We received up-front consideration approximating $235 million dollars, which will be amortized over the remaining lease term and consisted of: (a) $162 million in cash including $47 million from the transfer to Ventas of deposits under the Brookdale Lease; (b) a $45 million cash pay note (the “Note”) from Brookdale, which has an initial interest rate of 9.0%, increasing 50 basis points per annum, and matures on December 31, 2025; (c) $28 million warrants exercisable for 16.3 million shares of Brookdale Senior Living common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share.

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

	As of September 30, 2020	As of December 31, 2019
Investment mix by asset type(1):
Senior housing communities	63.7%	62.2%
MOBs	18.9	19.3
Research and innovation centers	7.7	8.7
Health systems	5.2	5.1
IRFs and LTACs	1.7	1.6
Skilled nursing facilities (“SNFs”)	0.7	0.7
Secured loans receivable and investments, net	2.1	2.4
Investment mix by tenant, operator and manager(1):
Atria	20.6%	20.4%
Sunrise	10.4	10.3
Brookdale Senior Living	8.1	7.7
Ardent	4.9	4.7
Kindred	1.1	1.0
All other	54.9	55.9

(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	59.1%	55.8%	58.1%	55.3%
Brookdale Senior Living(2)	4.0	4.6	4.5	4.7
Ardent	3.3	3.0	3.2	3.1
Kindred	3.6	3.3	3.4	3.3
All others	30.0	33.3	30.8	33.6
Adjusted EBITDA:
Senior living operations	28.6%	32.3%	29.9%	32.2%
Brookdale Senior Living(2)	8.9	8.2	9.6	8.1
Ardent	7.4	5.5	6.8	5.3
Kindred	7.9	6.0	7.3	5.8
All others	47.2	48.0	46.4	48.6
NOI:
Senior living operations	28.4%	30.8%	29.1%	30.9%
Brookdale Senior Living(2)	8.8	8.6	9.3	8.7
Ardent	7.2	5.7	6.5	5.8
Kindred	7.8	6.2	7.1	6.3
All others	47.8	48.7	48.0	48.3
Operations mix by geographic location(3):
California	15.8%	15.8%	15.7%	16.1%
New York	8.0	8.7	8.2	8.9
Texas	6.0	5.9	6.1	6.1
Pennsylvania	4.2	4.7	4.6	4.7
Illinois	4.0	4.1	4.1	4.2
All others	61.9	60.8	61.2	60.0

(1)Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).
(2)Excludes seven senior housing communities which are included in the senior living operations reportable business segment.
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

Triple-Net Lease Expirations

    If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the nine months ended September 30, 2020, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Results of Operations

    As of September 30, 2020, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Three Months Ended September 30, 2020 and 2019

    The table below shows our results of operations for the three months ended September 30, 2020 and 2019 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended September 30,		(Decrease) Increase to Net Income
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$150,738	$187,045	$(36,307)	(19.4)%
Senior living operations	118,669	153,079	(34,410)	(22.5)
Office operations	133,325	149,227	(15,902)	(10.7)
All other	20,094	31,064	(10,970)	(35.3)
Total segment NOI	422,826	520,415	(97,589)	(18.8)
Interest and other income	572	620	(48)	(7.7)
Interest expense	(115,505)	(113,967)	(1,538)	(1.3)
Depreciation and amortization	(249,366)	(234,603)	(14,763)	(6.3)
General, administrative and professional fees	(34,228)	(40,530)	6,302	15.5
Loss on extinguishment of debt, net	(7,386)	(37,434)	30,048	80.3
Merger-related expenses and deal costs	(11,325)	(4,304)	(7,021)	nm
Allowance on loans receivable and investments	(4,999)	—	(4,999)	nm
Other	(3,534)	(2,164)	(1,370)	(63.3)
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(2,945)	88,033	(90,978)	nm
Income from unconsolidated entities	865	854	11	1.3
Gain on real estate dispositions	12,622	36	12,586	nm
Income tax benefit (expense)	3,195	(2,005)	5,200	nm
Income from continuing operations	13,737	86,918	(73,181)	(84.2)
Net income	13,737	86,918	(73,181)	(84.2)
Net income attributable to noncontrolling interests	986	1,659	673	40.6
Net income attributable to common stockholders	$12,751	$85,259	(72,508)	(85.0)

nm - not meaningful

Segment NOI—Triple-Net Leased Properties

    The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2020.

	For the Three Months Ended September 30,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$156,136	$193,383	$(37,247)	(19.3)%
Less: Property-level operating expenses	(5,398)	(6,338)	940	14.8
Segment NOI	$150,738	$187,045	(36,307)	(19.4)

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

    The segment NOI decrease in our triple-net leased portfolio was primarily driven by a $15.6 million reduction for the removal of 26 Holiday communities at the start of the second quarter 2020 from our triple-net portfolio, the COVID-19 related write-off of previously accrued straight-line rental income during the third quarter of 2020 of $14.3 million, and $7.7 million for lower rental income on the Brookdale lease that was modified at the start of the third quarter of 2020. We will continue to try to collect rent on a contractual basis for the tenants where straight-line rent has been written off, but we have determined that collectability is not probable due to COVID-19.

    Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2020 and 2019 for the second quarter of 2020 and 2019, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at September 30, 2020	Average Occupancy for the Three Months Ended June 30, 2020	Number of Properties Owned at September 30, 2019	Average Occupancy for the Three Months Ended June 30, 2019
Senior housing communities	303	80.6%	345	84.1%
SNFs	16	78.9	16	87.1
IRFs and LTACs	35	56.9	36	54.9

    The following table compares results of operations for our 375 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI.

	For the Three Months Ended September 30,		Decrease to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$154,799	$172,357	$(17,558)	(10.2)%
Less: Property-level operating expenses	(5,397)	(4,897)	(500)	(10.2)
Segment NOI	$149,402	$167,460	(18,058)	(10.8)

    The segment NOI decrease in our same-store triple net leased portfolio was primarily driven by the COVID-19 related write-off of previously accrued straight-line rental income during the third quarter of 2020 and lower rental income from the Brookdale lease modification at the start of the third quarter of 2020, partially offset by rent increases due to contractual escalations pursuant to the terms of our leases. We will continue to try to collect rent on a contractual basis for the tenants where straight-line rent has been written off, but we have determined that collectability is not probable due to COVID-19.

Segment NOI—Senior Living Operations

    The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2020. For senior housing communities in our senior living operations reportable business segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$541,322	$541,090	$232	0.0%
Less: Property-level operating expenses	(422,653)	(388,011)	(34,642)	(8.9)
Segment NOI	$118,669	$153,079	(34,410)	(22.5)

	Number of Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Total communities	431	395	79.8%	86.6%	$4,708	$5,454

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

    The following table compares results of operations for our 351 same-store senior living operating communities.

	For the Three Months Ended September 30,		Decrease to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$445,034	$505,700	$(60,666)	(12.0)%
Less: Property-level operating expenses	(361,232)	(360,833)	(399)	(0.1)
Segment NOI	$83,802	$144,867	(61,065)	(42.2)

	Number of Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Same-store communities	351	351	76.6%	86.4%	$5,709	$5,758

    The segment NOI decrease in our same-store senior housing operating portfolio was primarily driven by lower occupancy and increased operating costs resulting from the COVID-19 pandemic.

    Segment NOI—Office Operations

    The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2020. For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended September 30,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$198,376	$214,939	$(16,563)	(7.7)%
Office building services costs	2,440	2,059	381	18.5
Total revenues	200,816	216,998	(16,182)	(7.5)
Less:
Property-level operating expenses	(66,934)	(67,144)	210	0.3
Office building services costs	(557)	(627)	70	11.2
Segment NOI	$133,325	$149,227	(15,902)	(10.7)

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Total office buildings	377	384	89.9%	90.1%	$34	$35

    The office segment NOI decrease was primarily driven by assets sold to the Fund in the first quarter of 2020, a lease termination fee received in the third quarter 2019, and COVID-19 impacts including the write-off of previously accrued straight-line rental income during the third quarter of 2020 and reduced parking revenues, partially offset by active leasing at recently developed properties, continued tenant retention and contractual rent increases.

    The following table compares results of operations for our 360 same-store office buildings.

	For the Three Months Ended September 30,		Decrease to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$187,451	$192,348	$(4,897)	(2.5)%
Less: Property-level operating expenses	(62,934)	(59,617)	(3,317)	(5.6)
Segment NOI	$124,517	$132,731	(8,214)	(6.2)

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Same-store office buildings	360	360	91.1%	90.6%	$33	$34

    Same-store operations decreases in the third quarter of 2020 over the same period in 2019 were driven by a lease termination fee received in the third quarter of 2019, COVID-19 impacts including the write-off of previously accrued straight-line rental income during the third quarter of 2020 and reduced parking revenues, partially offset by continued tenant retention, contractual rent escalators and increased occupancy primarily in our Research and Innovation centers.

    All Other

    Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $11.0 million decrease in all other segment NOI for the three months ended September 30, 2020 over the same period in 2019 is primarily due to reduced interest income from loans receivable investments as a result of the repayment of certain loans receivable. See “Note 5 - Loans Receivable And Investments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

    Interest Expense

    The $1.5 million increase in total interest expense for the three months ended September 30, 2020 compared to the same period in 2019 is primarily attributable to an increase of $7.3 million due to higher debt balances, partially offset by a decrease of $5.2 million due to a lower effective interest rate. Our weighted average effective interest rate was 3.6% and 3.8% for the three months ended September 30, 2020 and 2019, respectively. Capitalized interest for the three months ended September 30, 2020 and 2019 was $2.5 million and $1.8 million, respectively.

    Depreciation and Amortization

Depreciation and amortization expense increased $14.8 million during the three months ended September 30, 2020 compared to the same period in 2019 primarily due to incremental depreciation on asset acquisitions, primarily the acquisition of 34 Canadian senior housing communities via an equity partnership with Le Groupe Maurice, net of dispositions.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net for the three months ended September 30, 2020 was due primarily to the notice of redemption of $236.3 million of our 3.25% senior notes due 2022. Loss on extinguishment of debt, net for the three months ended September 30, 2019 was due primarily to the $600 million redemption and repayment of our 4.25% senior notes due 2022.

Merger-Related Expenses and Deal Costs

    The $7.0 million increase in merger-related expenses and deal costs is primarily attributable to costs incurred as a result of the Brookdale transaction partially offset by 2019 operator transition costs. See “Note 3 - Concentration Of Credit Risk” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

    Other

    The $1.4 million change in other expenses is primarily attributable to the change in fair value of stock warrants received in connection with the Brookdale transaction. See “Note 3 - Concentration Of Credit Risk” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

    Gain on Real Estate Dispositions

    The $12.6 million increase in gain on real estate dispositions is due to higher disposition activity in the third quarter of 2020.

    Income Tax Benefit (Expense)

    The $5.2 million change from income tax expense to an income tax benefit related to continuing operations for the three months ended September 30, 2020 compared to the same period in 2019 is primarily due to operating losses at our TRS entities.

Nine Months Ended September 30, 2020 and 2019

    The table below shows our results of operations for the nine months ended September 30, 2020 and 2019 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Nine Months Ended September 30,		(Decrease) Increase to Net Income
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$510,234	$569,741	$(59,507)	(10.4)%
Senior living operations	402,059	467,428	(65,369)	(14.0)
Office operations	412,548	430,493	(17,945)	(4.2)
All other	66,001	69,302	(3,301)	(4.8)
Total segment NOI	1,390,842	1,536,964	(146,122)	(9.5)
Interest and other income	6,965	10,109	(3,144)	(31.1)
Interest expense	(355,333)	(334,955)	(20,378)	(6.1)
Depreciation and amortization	(847,797)	(696,710)	(151,087)	(21.7)
General, administrative and professional fees	(106,747)	(124,369)	17,622	14.2
Loss on extinguishment of debt, net	(7,386)	(41,861)	34,475	82.4
Merger-related expenses and deal costs	(26,129)	(11,084)	(15,045)	nm
Allowance on loans receivable and investments	(34,654)	—	(34,654)	nm
Other	(10,624)	9,294	(19,918)	nm
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	9,137	347,388	(338,251)	(97.4)
Loss from unconsolidated entities	(15,861)	(2,621)	(13,240)	nm
Gain on real estate dispositions	240,101	24,633	215,468	nm
Income tax benefit	95,855	57,004	38,851	68.2
Income from continuing operations	329,232	426,404	(97,172)	(22.8)
Net income	329,232	426,404	(97,172)	(22.8)
Net income attributable to noncontrolling interests	534	4,831	4,297	88.9
Net income attributable to common stockholders	$328,698	$421,573	(92,875)	(22.0)
nm - not meaningful

    Segment NOI—Triple-Net Leased Properties
    The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2020.

	For the Nine Months Ended September 30,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$527,238	$589,833	$(62,595)	(10.6)%
Less: Property-level operating expenses	(17,004)	(20,092)	3,088	15.4%
Segment NOI	$510,234	$569,741	(59,507)	(10.4)
nm - not meaningful

    The decrease in our triple-net leased properties segment NOI for the nine months ended September 30, 2020 over the same period in 2019 is attributable primarily to the COVID-19 related write-off of previously accrued straight-line rental income during the second quarter of 2020 of $53.3 million (non-Holiday assets), the additional write-off of previously accrued straight-line rental income during the third quarter of 2020 of $14.3 million, lower rental income from the Brookdale lease modification at the start of the third quarter of 2020, and the transition of 26 independent living assets at the start of the second quarter 2020 operated by Holiday from our triple-net portfolio to our senior housing operating portfolio, partially offset by the $50.2 million impact of terminating the Holiday Lease. We will continue to try to collect rent on a contractual basis for the tenants where straight-line rent has been written off, but we have determined that collectability as not probable due to COVID-19.

    The following table compares results of operations for our 371 same-store triple-net leased properties.

	For the Nine Months Ended September 30,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$450,333	$515,788	$(65,455)	(12.7)%
Less: Property-level operating expenses	(15,226)	(15,287)	61	0.4
Segment NOI	$435,107	$500,501	(65,394)	(13.1)
nm - not meaningful
    The decrease in our same-store triple-net leased properties rental income for the nine months ended September 30, 2020 over the same period in 2019 is attributable primarily to the COVID-19 related write-off of previously accrued straight-line rental income of $53.3 million during the second quarter of 2020, the additional write-off of previously accrued straight-line rental income during the third quarter of 2020 of $14.3 million and lower rental income from the Brookdale lease modification at the start of the third quarter of 2020, partially offset by rent increases due to contractual escalations pursuant to the terms of our leases. We will continue to try to collect rent on a contractual basis for the tenants where straight-line rent has been written off, but we have determined that collectability is not probable due to COVID-19.
    Segment NOI—Senior Living Operations
    The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2020.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,667,421	$1,583,262	$84,159	5.3%
Less: Property-level operating expenses	(1,265,362)	(1,115,834)	(149,528)	(13.4)
Segment NOI	$402,059	$467,428	(65,369)	(14.0)

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Total communities	431	395	82.7%	86.3%	$4,811	$5,665

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

    The following table compares results of operations for our 336 same-store senior living operating communities.

	For the Nine Months Ended September 30,		Decrease to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,380,821	$1,483,433	$(102,612)	(6.9)%
Less: Property-level operating expenses	(1,069,714)	(1,030,446)	(39,268)	(3.8)
Segment NOI	$311,107	$452,987	(141,880)	(31.3)

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Same-store communities	336	336	80.7%	86.9%	$5,808	$5,800

    The decrease in our same-store senior living operations segment NOI was primarily attributable to lower occupancy rates and increased operating costs resulting from the COVID-19 pandemic.
    Segment NOI—Office Operations
    The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2020.

	For the Nine Months Ended September 30,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$599,696	$618,555	$(18,859)	(3.0)%
Office building services revenue	6,871	5,685	1,186	20.9
Total revenues	606,567	624,240	(17,673)	(2.8)
Less:
Property-level operating expenses	(192,192)	(191,972)	(220)	(0.1)
Office building services costs	(1,827)	(1,775)	(52)	(2.9)
Segment NOI	$412,548	$430,493	(17,945)	(4.2)

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Total office buildings	377	384	89.9%	90.1%	$33	$34

The decrease in our office operations segment NOI for the nine months ended September 30, 2020 over the same period in 2019 is attributable primarily to assets sold to the Fund in the first quarter of 2020, lease termination fees received in 2019, and COVID-19 impacts including the write-off of previously accrued straight-line rental income during the third quarter of 2020 and reduced parking revenues, partially offset by active leasing at recently developed properties, continued tenant retention, contractual rent escalators, acquisitions and business interruption insurance proceeds.

The following table compares results of operations for our 358 same-store office buildings.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$558,621	$550,760	$7,861	1.4%
Less: Property-level operating expenses	(177,814)	(173,658)	(4,156)	(2.4)
Segment NOI	$380,807	$377,102	3,705	1.0

	Number of Properties at September 30,		OccupancySeptember 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Same-store office buildings	358	358	91.3%	90.9%	$33	$33

The increase in our same-store office operations segment NOI for the nine months ended September 30, 2020 over the same period in 2019 is primarily due to strong tenant retention, contractual rent escalators and increasing occupancy, partially offset by COVID-19 impacts including the write-off of previously accrued straight-line rental income during the third quarter of 2020 and reduced parking revenues.
    All Other
    The $3.3 million decrease in all other segment NOI for the nine months ended September 30, 2020 over the same period in 2019 is primarily due to reduced interest income from our loans receivable investments, partially offset by increased management fee revenues from investments in unconsolidated real estate entities. See “Note 5 - Loans Receivable And Investments” and “Note 6 - Investments In Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
    Interest and Other Income
The $3.1 million decrease in interest and other income for the nine months ended September 30, 2020 over the same period in 2019 is primarily due to 2019 income from the exercise of warrants related to our research and innovation properties offset by a 2020 reduction of a liability related to an acquisition and interest income on short term investments.
    Interest Expense
The $20.4 million increase in total interest expense for the nine months ended September 30, 2020 over the same period in 2019 is primarily attributable to an increase of $55.7 million due to higher debt balances, partially offset by a decrease of $33.7 million due to a lower effective interest rate. Our weighted average effective interest rate was 3.5% and 3.9% for the nine months ended September 30, 2020 and 2019, respectively. Capitalized interest for the nine months ended September 30, 2020 and 2019 was $8.1 million and $5.7 million, respectively.
    Depreciation and Amortization
The $151.1 million increase in depreciation and amortization expense during the nine months ended September 30, 2020 compared to the same period in 2019, is primarily due to an increase in real estate impairments during 2020 and asset acquisitions, net of dispositions. See “COVID-19 Update” for information regarding 2020 impairment charges.
    Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the nine months ended September 30, 2020 was due primarily to the notice of redemption of $236.3 million of our 3.25% senior notes due 2022. Loss on extinguishment of debt, net for the nine months ended September 30, 2019 was due primarily to the $600 million redemption and repayment of our 4.25% senior notes due 2022.

Merger-Related Expenses and Deal Costs
    The $15.0 million increase in merger-related expenses and deal costs for the nine months ended September 30, 2020 over the same period in 2019 was due primarily to costs incurred as a result of the Brookdale transaction and 2020 expenses related to severance and operator transitions offset by 2019 expenses relating to operator transitions.
    Other
    The $19.9 million change in other for the nine months ended September 30, 2020 over the same period in 2019 is primarily due to increased corporate-level insurance costs in 2020, the change in fair value of stock warrants received in connection with the Brookdale transaction, and insurance recoveries received in 2019 related to natural disasters.
    Loss from Unconsolidated Entities
    The $13.2 million increase in loss from unconsolidated entities for the nine months ended September 30, 2020 over the same period in 2019 is due to an impairment of our investment in an unconsolidated operating entity and our share of operating results from our unconsolidated entities. See “COVID-19 Update” for information regarding 2020 impairment charges.
    Gain on Real Estate Dispositions
    The $215.5 million increase in gain on real estate dispositions to $240.1 million for the nine months ended September 30, 2020 over the same period in 2019 is due primarily to our contribution of six properties to the Fund.
Income Tax Benefit

    The $38.9 million increase in income tax benefit related to continuing operations for the nine months ended September 30, 2020 compared to the same period in 2019 is primarily due to a $152.9 million deferred tax benefit related to the internal restructuring of certain US taxable REIT subsidiaries completed within the first quarter of 2020, offset by changes in the valuation allowance against deferred tax assets of certain of our TRS entities. The benefit resulted from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the entities other than the TRS entities in this tax-free transaction.

Non-GAAP Financial Measures

    We consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not so excluded from or included in the most directly comparable measure calculated and presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Described below are the non-GAAP financial measures used by management to evaluate our operating performance and that we consider most useful to investors, together with reconciliations of these measures to the most directly comparable GAAP measures.

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

    The following table summarizes our FFO and normalized FFO for the three and nine months ended September 30, 2020 and 2019. The decrease in normalized FFO for the nine months ended September 30, 2020 over the same period in 2019 is principally due to the impact of COVID-19 on our senior housing business and increases in interest expense from incremental borrowings arising as a consequence of the impact of COVID-19, partially offset by the positive impact of our third quarter 2019 acquisition of an interest in 34 Canadian senior housing communities via an equity partnership with Le Groupe Maurice. See “COVID-19 Update”.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income attributable to common stockholders	$12,751	$85,259	$328,698	$421,573
Adjustments:
Real estate depreciation and amortization	247,969	233,078	843,409	692,179
Real estate depreciation related to noncontrolling interests	(4,475)	(2,496)	(12,386)	(6,080)
Real estate depreciation related to unconsolidated entities	1,360	(456)	3,228	(124)
Gain on real estate dispositions related to unconsolidated entities	—	(67)	—	(868)
(Loss) gain on real estate dispositions related to noncontrolling interests	—	—	(9)	354
Gain on real estate dispositions	(12,622)	(36)	(240,101)	(24,633)
FFO attributable to common stockholders	244,983	315,282	922,839	1,082,401
Adjustments:
Change in fair value of financial instruments	1,157	(7)	1,134	(56)
Non-cash income tax (benefit) expense	(4,763)	946	(90,153)	(60,248)
Loss on extinguishment of debt, net	7,386	37,434	7,386	41,861
Gain on non-real estate dispositions related to unconsolidated entities	(244)	(34)	(5)	(37)
Merger-related expenses, deal costs and re-audit costs	12,793	4,726	28,171	13,119
Amortization of other intangibles	118	121	354	363
Other items related to unconsolidated entities	290	502	(848)	2,917
Non-cash impact of changes to equity plan	(1,923)	1,729	1,635	6,647
Natural disaster expenses (recoveries), net	125	(101)	1,318	(14,979)
Impact of Holiday lease termination	—	—	(50,184)	—
Write-off of straightline rental income, net of noncontrolling interests	18,408	—	70,776	—
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	4,635	—	44,955	—
Normalized FFO attributable to common stockholders	$282,965	$360,598	$937,378	$1,071,988

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income attributable to common stockholders	$12,751	$85,259	$328,698	$421,573
Adjustments:
Interest	115,505	113,967	355,333	334,955
Loss on extinguishment of debt, net	7,386	37,434	7,386	41,861
Taxes (including tax amounts in general, administrative and professional fees)	(1,849)	3,080	(92,056)	(54,218)
Depreciation and amortization	249,366	234,603	847,797	696,710
Non-cash stock-based compensation expense	5,765	8,195	17,322	26,670
Merger-related expenses, deal costs and re-audit costs	11,325	4,304	26,128	11,095
Net income attributable to noncontrolling interests, adjusted for consolidated joint venture partners’ share of EBITDA	(6,359)	(4,136)	(18,096)	(10,209)
Loss from unconsolidated entities, adjusted for Ventas share of EBITDA from unconsolidated entities	11,811	8,120	39,983	24,887
Gain on real estate dispositions	(12,622)	(36)	(240,100)	(24,633)
Unrealized foreign currency gains	(146)	(233)	(152)	(925)
Change in fair value of financial instruments	1,155	(14)	1,133	(81)
Natural disaster expenses (recoveries), net	181	(93)	1,162	(15,050)
Impact of Holiday lease termination	—	—	(50,184)	—
Write-off of straightline rental income, net of noncontrolling interests	18,408	—	70,776	—
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	4,635	—	44,955	—
Adjusted EBITDA	$417,312	$490,450	$1,340,085	$1,452,635

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income attributable to common stockholders	$12,751	$85,259	$328,698	$421,573
Adjustments:
Interest and other income	(572)	(620)	(6,965)	(10,109)
Interest	115,505	113,967	355,333	334,955
Depreciation and amortization	249,366	234,603	847,797	696,710
General, administrative and professional fees	34,228	40,530	106,747	124,369
Loss on extinguishment of debt, net	7,386	37,434	7,386	41,861
Merger-related expenses and deal costs	11,325	4,304	26,129	11,084
Allowance on loans receivable and investments	4,999	—	34,654	—
Other	3,534	2,164	10,624	(9,294)
Net income attributable to noncontrolling interests	986	1,659	534	4,831
(Income) loss from unconsolidated entities	(865)	(854)	15,861	2,621
Income tax (benefit) expense	(3,195)	2,005	(95,855)	(57,004)
Gain on real estate dispositions	(12,622)	(36)	(240,101)	(24,633)
NOI	$422,826	$520,415	$1,390,842	$1,536,964

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

Liquidity and Capital Resources
    During the nine months ended September 30, 2020, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities, borrowings under our unsecured revolving credit facility, proceeds from asset sales and cash on hand.

    For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund acquisitions, investments and commitments and any development and redevelopment activities; (v) fund capital expenditures; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. Depending upon the availability of external capital, we believe our liquidity is sufficient to fund these uses of cash. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities and commercial paper program. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us. In addition, while continuing decreased revenue and net operating income as a result of the COVID-19 pandemic could lead to downgrades of our long-term credit rating and therefore adversely impact our cost of borrowing, we currently believe we will continue to have access to one or more debt markets during the duration of the pandemic and could seek to enter into secured debt financings or issue debt and equity securities to satisfy our liquidity needs, although no assurances can be made in this regard. See “COVID-19 Update.”

Recent Capital Conservation Actions

In September 2020, our Board of Directors declared a third quarter 2020 dividend of $0.45 per share, which was paid in October. This was consistent with the second quarter dividend, which was a reduction from the first quarter dividend of $0.7925 per share. This measure enabled us to conserve approximately $130 million of cash per quarter compared to the prior dividend level. Also, in June, we eliminated roles representing over 25% of our corporate positions, excluding onsite field personnel. For the second half of 2020, the base salaries of our CEO and other executive officers were voluntarily reduced by 20% and 10%, respectively. As a result of these capital conservation actions, our third quarter 2020 annualized general and administrative expenses are approximately $29 million lower than our reported general and administrative expenses for full-year 2019.

    See “Note 9 - Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our significant financing activities.

Credit Facilities, Commercial Paper and Unsecured Term Loans

    Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875%. The unsecured revolving credit facility matures in April 2021, but may be extended at our option subject to the satisfaction of certain conditions, including all representations and warranties being correct in all material respects with no existing defaults, for two additional periods of six months each, to April 2022. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

    Our wholly-owned subsidiary, Ventas Realty, may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2020, we had no borrowings outstanding under our commercial paper program.

    As of September 30, 2020, $41.5 million was outstanding under the unsecured revolving credit facility with an additional $24.9 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. We had $2.9 billion in available liquidity under the unsecured revolving credit facility as of September 30, 2020.

    As of September 30, 2020, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

    As of September 30, 2020, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

    As of September 30, 2020, we had a $400.0 million secured revolving construction credit facility with $164.6 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

Senior Notes

    In March 2020, Ventas Realty priced a public offering of $500.0 million aggregate principal amount of 4.75% senior notes due 2030 at an amount equal to 97.86% of par. The notes were issued and proceeds were received in April 2020.

In October 2020, we redeemed, pursuant to a cash tender offer, $236.3 million aggregate principal amount then outstanding of our 3.25% senior notes due 2022 at 104.14% of par value, plus accrued and unpaid interest to the payment date. Tender offer results were given in September 2020 and, as a result, we recognized a non-cash charge to loss on extinguishment of debt of $7.4 million in September 2020 and will recognize an additional loss of $3.5 million in October 2020.

Equity Offerings

    From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”).  During the nine months ended September 30, 2020, we sold 0.8 million shares of common stock under our ATM program for gross proceeds of $45.07 per share.  As of September 30, 2020, $785.0 million of our common stock remained available for sale under our ATM program .

In October 2020, we sold 0.7 million shares of common stock under our ATM program for gross proceeds of $44.65 per share.

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

Cash Flows

    The following table sets forth our sources and uses of cash flows:

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2020	2019	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$146,102	$131,464	$14,638	11.1%
Net cash provided by operating activities	1,154,413	1,083,548	70,865	6.5
Net cash provided by (used in) investing activities	186,625	(1,421,879)	1,608,504	nm
Net cash (used in) provided by financing activities	(857,699)	415,067	(1,272,766)	nm
Effect of foreign currency translation	(951)	396	(1,347)	nm
Cash, cash equivalents and restricted cash at end of period	$628,490	$208,596	419,894	nm

nm - not meaningful

Cash Flows from Operating Activities

    Cash flows from operating activities increased $70.9 million during the nine months ended September 30, 2020 over the same period in 2019 due primarily to an increase in accounts payable and other liabilities as a result of deferred revenue recorded in connection with the up-front consideration received with the Brookdale transaction, partially offset by lower NOI.

Cash Flows from Investing Activities

    Cash flows from investing activities increased $1.6 billion during the nine months ended September 30, 2020 over the same period in 2019 primarily due to decreased acquisitions and investments activity in addition to increased proceeds from real estate dispositions.

Cash Flows from Financing Activities

    Cash flows used in financing activities decreased $1.3 billion during the nine months ended September 30, 2020 over the same period in 2019 primarily due to the issuance of common stock in 2019 and decreased debt borrowings during 2020, net of repayments.

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

    We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of September 30, 2020, we had 19 properties under development pursuant to these agreements, including one property that is owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

    The following summarizes our guarantor and issuer balance sheet and statement of income information as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and the year ended December 31, 2019.

Balance Sheet Information

	As of September 30, 2020
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$16,288,715	$2,727,953
Total assets	16,895,222	2,846,246
Liabilities and equity
Intercompany loans	10,550,563	(4,817,595)
Total liabilities	10,764,265	3,527,320
Redeemable OP unitholder and noncontrolling interests	119,728	—
Total equity (deficit)	6,011,229	(681,073)
Total liabilities and equity	16,895,222	2,846,246

Balance Sheet Information

	As of December 31, 2019
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$15,774,897	$2,728,110
Total assets	15,875,910	2,838,270
Liabilities and equity
Intercompany loans	8,789,600	(5,105,070)
Total liabilities	9,133,733	3,363,067
Redeemable OP unitholder and noncontrolling interests	102,657	—
Total equity (deficit)	6,639,520	(524,797)
Total liabilities and equity	15,875,910	2,838,270

Statement of Income Information

	For the Nine Months Ended September 30, 2020
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$386,635	$—
Total revenues	391,890	107,539
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	329,760	(163,747)
Net income (loss)	328,698	(151,106)
Net income (loss) attributable to common stockholders	328,698	(151,106)

Statement of Income Information

	For the Year Ended December 31, 2019
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$362,143	$—
Total revenues	366,243	142,754
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	432,020	(246,929)
Net income (loss)	433,016	(246,841)
Net income (loss) attributable to common stockholders	433,016	(246,841)

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

    As of September 30, 2020 and December 31, 2019, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $544.2 million and $710.5 million, respectively.

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

    To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Gross book value	$10,656,616	$10,270,402
Fair value	11,408,266	10,784,441
Fair value reflecting change in interest rates:
-100 basis points	12,063,942	11,438,507
+100 basis points	10,821,236	10,196,943

    The increase in our fixed rate debt from December 31, 2019 to September 30, 2020 was due primarily to the issuance of senior notes in 2020, partially offset by the change in presentation of the secured revolving construction credit facility to variable rate debt. The secured revolving construction credit facility was previously reflected as fixed rate debt due to an interest rate swap which had effectively converted the associated interest expense from variable to fixed until its expiration in August 2020.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of September 30, 2020	As of December 31, 2019	As of September 30, 2019
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$9,057,583	$8,584,056	$8,110,614
Unsecured term loans	200,000	200,000	200,000
Secured revolving construction credit facility	—	160,492	143,108
Mortgage loans and other	1,399,033	1,325,854	1,284,690
Variable rate:
Senior notes	225,242	231,018	—
Unsecured revolving credit facility	41,484	120,787	983,788
Unsecured term loans	375,404	385,030	377,672
Commercial paper notes	—	567,450	305,000
Secured revolving construction credit facility	164,585	—	—
Mortgage loans and other	677,337	671,115	735,548
Total	$12,140,668	$12,245,802	$12,140,420
Percentage of total debt:
Fixed rate:
Senior notes	74.6%	70.1%	66.8%
Unsecured term loans	1.6	1.6	1.6
Secured revolving construction credit facility	—	1.3	1.2
Mortgage loans and other	11.5	10.8	10.6
Variable rate:
Senior notes	1.9	1.9	—
Unsecured revolving credit facility	0.3	1.0	8.1
Unsecured term loans	3.1	3.1	3.1
Commercial paper notes	—	4.7	2.5
Secured revolving construction credit facility	1.4	—	—
Mortgage loans and other	5.6	5.5	6.1
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.7%
Unsecured term loans	3.6	2.0	2.0
Secured revolving construction credit facility	—	4.5	4.5
Mortgage loans and other	3.6	3.7	3.8
Variable rate:
Senior notes	1.1	2.5	—
Unsecured revolving credit facility	1.1	2.4	2.8
Unsecured term loans	1.4	2.9	2.9
Commercial paper notes	—	2.0	2.3
Secured revolving construction credit facility	1.9	—	—
Mortgage loans and other	1.9	3.4	3.4
Total	3.5	3.5	3.5

    The variable rate debt in the table above reflects, in part, the effect of $147.5 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $306.6 million and C$146.5 million notional amount of interest rate swaps with maturities ranging from January 2023 to December 2029 in each case that effectively convert variable rate debt to fixed rate debt.

    The decrease in our outstanding variable rate debt at September 30, 2020 compared to December 31, 2019 is primarily attributable to repayments of our commercial paper program, partially offset by the change in presentation of the secured revolving construction credit facility to variable rate debt. The secured revolving construction credit facility was previously reflected as fixed rate debt due to an interest rate swap which had effectively converted the associated interest expense from variable to fixed until its expiration in August 2020.

    Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of September 30, 2020, interest expense on an annualized basis would increase by approximately $13.8 million, or $0.04 per diluted common share.

    As of September 30, 2020 and December 31, 2019, our joint venture partners’ aggregate share of total debt was $260.0 million and $228.2 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $120.8 million and $60.6 million as of September 30, 2020 and December 31, 2019, respectively.

    As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2020 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the three and nine months ended September 30, 2020 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2020, at the reasonable assurance level.

Internal Control Over Financial Reporting

    There have been no changes in our internal controls over financial reporting during the third quarter of 2020 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 24, 2020 (the “2019 Form 10-K”) and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on April 8, 2020 (the “Q1 2020 Form 10-Q”) based on information currently known to us and recent developments since the date of the Q1 2020 Form 10-Q. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 Form 10-K and the Q1 2020 Form 10-Q. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2019 Form 10-K and the Q1 2020 Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and future stimulus or other COVID-19 relief legislation, if any. There can be no assurance as to the total amount of financial assistance we will receive or that we will be able to comply with the applicable terms and conditions to retain such assistance.

The CARES Act was signed into law on March 27, 2020, in response to the COVID-19 pandemic. The PPPHCE Act, an expansion of the CARES Act that includes additional emergency appropriations, was signed into law on April 24, 2020. Together, the CARES Act and PPPHCE Act authorize $175 billion in funding to be distributed to healthcare providers through the Provider Relief Fund administered by HHS. These funds must be used to prevent, prepare for and respond to COVID-19 and reimburse healthcare-related expenses or lost revenues attributable to COVID-19. Under current guidance, which could change, distributions from the Provider Relief Fund are not subject to repayment, provided that the recipient uses the funds first for expenses attributable to COVID-19 and then for lost revenue attributable to COVID-19, and is able to attest to and comply with certain terms and conditions, including not using funds received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse, providing detailed reporting to HHS, maintaining records in accordance with law and submitting to government audit and investigation. HHS has paid or allocated a portion of the total Provider Relief Fund, but may change the existing guidelines, and has not yet announced the precise method by which some future payments from the Provider Relief Fund will be determined or allocated.

We have applied for funding under Phase II and Phase III of the Provider Relief Fund on behalf of the assisted living communities in our senior living operating business and may apply for additional funding in the future. While we have begun to receive amounts under some of our Phase II applications, there can be no assurance that all our applications will be approved or that additional funds will ultimately be received in full or in part. The Company continues to evaluate the terms, conditions and permitted uses associated with the grants, including the requirements and restrictions imposed by HHS, and is in the process of determining what portions of these grants the Company will be able to retain and use. Any funds that are ultimately received and retained by us are not expected to fully offset the losses incurred in the Company’s senior living operating portfolio that are attributable to COVID-19.

We will be required to attest to and comply with the terms and conditions of any funding that we receive under the Provider Relief Fund, and to track our use of the funds in order to demonstrate such compliance. We cannot assure you that we will be in compliance with all requirements related to the payments received under the Provider Relief Fund. If we fail to appropriately comply with all of the terms and conditions, we may be required to repay some or all of these amounts and may be subject to other enforcement action, which could have a material adverse impact.

Due to the recent enactment of the CARES Act, the PPPHCE Act and other enacted legislation, there is still a high degree of uncertainty surrounding the implementation of such legislation. There can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions in the future (which could affect our ability to retain any funding that we receive), the amount of total stimulus funding we may ultimately receive or our eligibility to participate in any future stimulus funding. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, results of operations, financial position and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended September 30, 2020.

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	5,263	$37.72
August 1 through August 31	308	41.13
September 1 through September 30	635	43.62

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