Form 10-Q/A
period 2020-09-30
Ventas, Inc.
filed 2020-11-09
CIK 740260

UNITED STATES
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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Ventas, Inc. for the period ended September 30, 2020 (the “Form 10-Q”) filed earlier today on November 6, 2020 for the sole purpose of correcting a clerical error. The clerical error resulted in Item 6. Exhibits and the Signatures to be missing from the Form 10-Q as originally submitted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. No other changes have been made to the Form 10-Q. For the convenience of the reader, this Amendment restates in its entirety, as amended, the original Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the substantive disclosures made in the Form 10-Q.

VENTAS, INC.
FORM 10-Q/A

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

Brookdale Senior Living, Kindred, Atria, Sunrise and Ardent Information

    Brookdale Senior Living is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q/A has been derived from SEC filings made by Brookdale Senior Living or other publicly available information, or was provided to us by Brookdale Senior Living, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.

    Kindred, Atria, Sunrise and Ardent are not currently subject to the reporting requirements of the SEC. The information related to Kindred, Atria, Sunrise and Ardent contained or referred to in this Quarterly Report on Form 10-Q/A has been derived from publicly available information or was provided to us by Kindred, Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in Item 2 of this Quarterly Report on Form 10-Q/A refer to Ventas, Inc. and its consolidated subsidiaries.

Cautionary Statements

Forward-Looking Statements

    This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, among others, statements of expectations, beliefs, future plans and strategies, anticipated results from operations and developments and other matters that are not historical facts. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

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

Brookdale Senior Living, Kindred, Atria, Sunrise and Ardent Information

    Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q/A has been derived from SEC filings made by Brookdale Senior Living or other publicly available information, or was provided to us by Brookdale Senior Living, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.

    Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”), Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) are not currently subject to the reporting requirements of the SEC. The information related to Kindred, Atria, Sunrise and Ardent contained or referred to in this Quarterly Report on Form 10-Q/A has been derived from publicly available information or was provided to us by Kindred, Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

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

    See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q/A for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to Adjusted EBITDA and NOI, respectively.

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

Critical Accounting Policies and Estimates

    Our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the SEC instructions to Form 10-Q and Article 10 of Regulation S-X. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

    Our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 24, 2020, contains further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A. There have been no material changes to these policies in 2020. Please refer to “Note 2 - Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for information regarding recently adopted accounting standards.

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

    Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. For further information regarding our reportable business segments and a discussion of our definition of segment NOI, see “Note 15 - Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q/A for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

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

    The following table compares results of operations for our 375 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q/A for additional disclosure regarding same-store NOI.

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

    All Other

    Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $11.0 million decrease in all other segment NOI for the three months ended September 30, 2020 over the same period in 2019 is primarily due to reduced interest income from loans receivable investments as a result of the repayment of certain loans receivable. See “Note 5 - Loans Receivable And Investments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Merger-Related Expenses and Deal Costs

    The $7.0 million increase in merger-related expenses and deal costs is primarily attributable to costs incurred as a result of the Brookdale transaction partially offset by 2019 operator transition costs. See “Note 3 - Concentration Of Credit Risk” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

    Other

    The $1.4 million change in other expenses is primarily attributable to the change in fair value of stock warrants received in connection with the Brookdale transaction. See “Note 3 - Concentration Of Credit Risk” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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
    All Other
    The $3.3 million decrease in all other segment NOI for the nine months ended September 30, 2020 over the same period in 2019 is primarily due to reduced interest income from our loans receivable investments, partially offset by increased management fee revenues from investments in unconsolidated real estate entities. See “Note 5 - Loans Receivable And Investments” and “Note 6 - Investments In Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.
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

    The non-GAAP financial measures we present in this Quarterly Report on Form 10-Q/A may not be comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income attributable to common stockholders (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q/A.

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

    See “Note 9 - Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further information regarding our significant financing activities.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    The information contained in “Note 11 - Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 5.    OTHER INFORMATION

    Not applicable.

ITEM 6.    EXHIBITS

    The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed below.

Exhibit Number	Description of Document

22	List of Guarantors and Issuers of Guaranteed Securities.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 6, 2020

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer