Form 10-K
period 2020-12-31
Ventas, Inc.
filed 2021-02-23
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
353 N. Clark Street, Suite 3300
Chicago, Illinois
60654
(Address of Principal Executive Offices)
(877) 483-6827
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Trading Symbol	Title of Each Class	Name of Exchange on Which Registered
VTR	Common Stock, $0.25 par value	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020, based on a closing price of the common stock of $36.62 as reported on the New York Stock Exchange, was $11.7 billion.
As of February 18, 2021, there were 374,659,068 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2021 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

    Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K (the “Annual Report”) refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, among others, statements of expectations, beliefs, future plans and strategies, anticipated results from operations and developments and other matters that are not historical facts. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. The forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in “Item 1A, Risk Factors” in this report.

We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

Summary Risk Factors

COVID-19 Risks

•The ongoing COVID-19 pandemic and measures intended to prevent its spread have had and may continue to have a material adverse effect on our business;
•There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other pandemic-related legislation and any future COVID-19 relief measures;

Our Business Operations and Strategy Risks

•Market and general economic conditions, including economic and financial market events and the actual and perceived state of the real estate markets and public capital markets, could negatively impact our business;
•Third parties must operate our non-Office assets, limiting our control and influence over operations and results;
•Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs;
•Decreases in our tenants’, borrowers’ or managers’ revenues, or increases in their expenses, could affect their ability to meet their financial and other contractual obligations to us, which could adversely affect our business, financial condition and results of operations;
•Bankruptcy, insolvency or financial deterioration of our tenants, borrowers, managers and other obligors may adversely affect us;
•A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers;
•If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms or at all, and we could be subject to delays, limitations and expenses;
•Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business;
•Our investments are concentrated in a variety of asset classes within healthcare real estate, making us more vulnerable to adverse changes in those asset classes and the real estate industry generally;
•Our investments may be unsuccessful or fail to meet our expectations;
•If we are unable to identify and consummate future investments and effectively manage our expansion opportunities and our investments in co-investment vehicles, joint ventures and minority interests, we may be adversely affected;
•Development, redevelopment and construction risks could affect our profitability and expose us to liability;
•In the event of borrower defaults, we may be unable to foreclose successfully on the collateral securing our loans and other investments or, if we are able to foreclose, realize the full value of the collateral;
i

•We own certain properties subject to ground lease, air rights or other restrictive agreements that limit our uses of the properties and restrict our ability to sell or otherwise transfer the properties;

Environmental, Economic and Market Risks

•Increased construction and development in the markets in which our properties are located could adversely affect our profitability;
•General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results;
•If we or our tenants, borrowers and managers are unable to navigate the trends impacting our or their businesses, such as limits on demand for site-based activities, and the industries in which we or they operate, or if our tenants fail to remain competitive or financially viable, we may be adversely affected;
•Our life science, R&I tenants face unique levels of regulation, expense and uncertainty;
•Merger, acquisition and investment activity in our industries could adversely affect our business;
•Damage from catastrophic or extreme weather and other natural events and the physical effects of climate change could result in significant losses;

Our Capital Structure Risks

•We may become more leveraged, which could impact our ability to obtain financing and to execute our business strategy;
•We are highly dependent on access to the capital markets. Limitations on our ability to access capital could have an adverse effect on us;
•We are exposed to increases in interest rates and fluctuations in currency exchange rates, which could affect our financial results;
•Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR may affect our financial results;
•Covenants in the instruments governing our and our subsidiaries’ existing indebtedness limit our operational flexibility, and a covenant breach could materially adversely affect our operations.

Our Legal, Compliance and Regulatory Risks

•Significant legal or regulatory proceedings could subject us or our tenants or managers to increased operating costs and substantial uninsured liabilities;
•We and our tenants, borrowers and managers may be adversely affected by regulation and enforcement;
•Our investments may expose us to unknown liabilities;
•We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes;
•The occurrence of cyber incidents could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation;
•The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties may not adequately insure against losses;
•Failure to maintain effective internal controls could harm our business;

Our REIT Status Risks

•We are subject to certain limitations and requirements as a result of our status as a REIT, which may affect our ability to and impose limitations on the operation of our business and subject us to significant risk if we are not able to comply;
•Loss of our status as a REIT would have significant adverse consequences for us; and
•Ownership limits with respect to our capital stock may delay, defer or prevent a change of control of our company;
•Legislative or other actions affecting REITs could have a negative effect on our stockholders or us.

Many of these factors, some of which are described in greater detail under “Risk Factors” in Part I, Item 1A of this Annual Report, are beyond our control and the control of our management.

Note Regarding Third-Party Information

This Annual Report includes information that has been derived from SEC filings made by our publicly listed tenants or other publicly available information or was provided to us by our tenants and managers. We believe that such information is accurate and that the sources from which it has been obtained are reliable; however, we cannot guarantee the accuracy of such information and have not independently verified the assumptions on which such information is based.

PART I

ITEM 1.    Business

BUSINESS

Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate, with a highly diversified portfolio of senior housing; life science, research and innovation; and healthcare properties; which we generally refer to as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of December 31, 2020, we owned or managed through unconsolidated real estate entities approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with an additional office in Louisville, Kentucky.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 19 – Segment Information,” included in Part II, Item 8 of this Annual Report on Form 10-K (the “Annual Report”). Our senior housing properties are either operated under triple-net leases in our triple-net leased properties segment or through independent third-party managers in our senior living operations segment.

As of December 31, 2020, we leased a total of 366 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties (excluding eight properties managed by Brookdale Senior Living pursuant to long-term management agreements), 12 properties and 32 properties, respectively, as of December 31, 2020.

As of December 31, 2020, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 441 senior housing communities in our senior living operations segment for us.

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

During fiscal 2020 and continuing into fiscal 2021, the world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19 and actions taken to prevent its spread have negatively affected our businesses in a number of ways and are expected to continue to do so. See “Risk Factors” in Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Consolidated Financial Statements and the related notes thereto” included in Part II, Item 8, in each case, of this Annual Report.

Business Strategy

We aim to enhance shareholder value by delivering consistent, superior total returns through a strategy of (1) generating reliable and growing cash flows, (2) maintaining a balanced, diversified portfolio of high-quality assets and (3) preserving our financial strength, flexibility and liquidity.

Generating Reliable and Growing Cash Flows

Generating reliable and growing cash flows from our senior housing and healthcare assets enables us to pay regular cash dividends to stockholders and creates opportunities to increase stockholder value through profitable investments. The combination of steady contractual growth from our long-term triple-net leases, steady, reliable cash flows from our loan investments and stable cash flows from our office buildings with the higher growth potential inherent in our senior housing operating communities drives our ability to generate sustainable, growing cash flows that are resilient to economic downturns.

Maintaining a Balanced, Diversified Portfolio of High-Quality Assets

We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant or operator, revenue source and operating model diminishes the risk that any single factor or event could materially harm our business. Portfolio diversification also enhances the reliability of our cash flows by reducing our exposure to any particular asset class or market, or individual tenant, borrower or manager and making us less susceptible to certain risks, including risks related to regulatory changes, climate events and economic downturns or global health events.

Preserving Our Financial Strength, Flexibility and Liquidity

A strong, flexible balance sheet and excellent liquidity position us to capitalize on strategic growth opportunities in the senior housing and healthcare industries through acquisitions, investments and development and redevelopment projects. We maintain our financial strength to pursue profitable investment opportunities by actively managing our leverage, improving our cost of capital and preserving our access to multiple sources of capital and liquidity, including unsecured bank debt, mortgage financings and public and private debt and equity markets.

Portfolio Summary

The following table summarizes our consolidated portfolio of properties and other investments, including construction in progress, as of and for the year ended December 31, 2020:

			Real Estate Property Investments			Revenues
Asset Type	# of Properties (1)	# of Units/ Sq. Ft./ Beds(2)	Real Estate Property Investment, at Cost	Percent of Total Real Estate Property Investments	Real Estate Property Investment Per Unit/Bed/Sq. Ft.	Revenue	Percent of Total Revenues
	(Dollars in thousands)
Senior housing communities	730	71,629	$18,313,746	64.4%	$255.7	$2,589,991	68.4%
MOBs(3)	343	19,591,131	5,704,700	20.1	0.3	597,229	15.7
Research and innovation centers	31	5,451,703	2,031,666	7.1	0.4	216,624	5.7
IRFs and LTACs	37	3,139	496,259	1.7	158.1	164,239	4.3
Health systems	13	2,064	1,522,287	5.4	737.5	121,179	3.2
SNFs	16	1,732	193,808	0.7	111.9	17,011	0.4
Development properties and other	10		165,234	0.6
Total real estate investments, at cost	1,180		$28,427,700	100.0%
Income from loans and investments						80,505	2.1
Interest and other income						7,609	0.2
Revenues related to assets classified as held for sale	2					970	0.0
Total revenues						$3,795,357	100.0%

(1)As of December 31, 2020, we also owned nine senior housing communities, nine research and innovation centers and two MOBs through investments in unconsolidated real estate entities. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom and were operated or managed by 82 unaffiliated healthcare operating companies.
(2)Senior housing communities are generally measured in units; MOBs and research and innovation centers are measured by square footage; and IRFs and LTACs, health systems and skilled nursing facilities (“SNFs”) are generally measured by licensed bed count.
(3)As of December 31, 2020, we leased 66 of our consolidated MOBs pursuant to triple-net leases, Lillibridge or PMBRES managed 268 of our consolidated MOBs and nine of our consolidated MOBs were managed by five unaffiliated managers. Through Lillibridge, we also provided management and leasing services for 73 MOBs owned by third parties as of December 31, 2020.

Senior Housing Communities

Our senior housing communities include independent and assisted living communities, continuing care retirement communities and communities providing care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. These communities offer studio, one- and two-bedroom residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, which allow residents certain conveniences and enable them to live as independently as possible according to their abilities. These services are often met by home health providers and through close coordination with the resident’s physician and SNFs. Charges for room, board and services are generally paid from private sources.

Medical Office Buildings

Typically, our MOBs are multi-tenant properties leased to several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, although they require greater plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2020, we owned or managed through unconsolidated real estate entities for third parties approximately 21 million square feet of MOBs that are predominantly located on or near a health system.

Research and Innovation Centers, Life Science

Our life science, research and innovation centers contain laboratory and office space primarily for universities, academic medical centers, technology, biotechnology, medical device and pharmaceutical companies and other organizations involved in the life science, research and innovation industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, research and innovation center tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives. Our research and innovation centers are often located on or contiguous to university and academic medical campuses. As of December 31, 2020, we own or have investments in nearly 9 million square feet spanning 40 operating properties and three in progress ground-up development properties, including a presence in the top two life sciences clusters, South San Francisco, California and Cambridge, Massachusetts.

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

Health Systems

We have 13 properties that are operated as health systems. Health systems provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. These health systems also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. In the United States, these health systems receive payments for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, health maintenance organizations, preferred provider organizations, other private insurers and directly from patients.

Skilled Nursing Facilities

We have 16 properties that are operated as SNFs. SNFs provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high technology, care-intensive, high-cost setting of an acute care or rehabilitation hospital. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources.

Geographic Diversification of Properties

Our portfolio of assets is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the year ended December 31, 2020.

Loans and Investments

As of December 31, 2020, we had $0.9 billion of net loans receivable and investments relating to senior housing and healthcare operators or properties. Our loans receivable and investments provide us with interest income, principal amortization and transaction fees and are typically secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related properties. From time to time, we also make investments in mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. See “Note 6 – Loans Receivable and Investments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Development and Redevelopment Projects

We are party to certain agreements that obligate us to develop properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2020, we had 13 properties under development pursuant to these agreements, including three properties that are owned through unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing properties to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Segment Information

We operate through three reportable business segments: triple-net leased properties, senior living operations and office operations. Non-segment assets, classified as “all other,” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable. Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to these segments, in significant part, based on segment NOI and related measures. For further information regarding our business segments and a discussion of our definition of segment NOI, see “Note 19 – Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Triple-Net Leased Properties

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

Senior Living Operations

In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent managers, such as Atria and Sunrise, to manage those communities. The REIT Investment

Diversification and Empowerment Act of 2007 (“RIDEA”) permits us to own or partially own qualified healthcare properties in a structure through which we can participate directly in the cash flow of the properties’ operations (as compared to receiving only contractual rent payments under a triple-net lease) in compliance with REIT requirements. In a RIDEA structure, we are required to rely on a third-party manager to manage and operate the property, including procuring supplies, hiring and training all employees, entering into all third-party contracts for the benefit of the property, including resident/patient agreements, complying with laws, including but not limited to healthcare laws, and providing resident care, in exchange for a management fee. As a result, we must rely on our managers’ personnel, expertise, technical resources and information systems, risk management processes, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financial results in a timely manner and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations.

Office Operations

In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States.

Significant Tenants and Managers

The following table summarizes certain information regarding our tenant and manager concentration as of and for the year ended December 31, 2020 (excluding properties classified as held for sale and properties owned by investments in unconsolidated real estate entities as of December 31, 2020):

	Number of Properties Leased or Managed	Percent of Total Real Estate Investments (1)	Percent of Total Revenues	Percent of NOI
Senior Living Operations	432	47.9%	58.0%	29.4%
Brookdale Senior Living (2)	121	8.2	4.4	9.0
Ardent	12	4.9	3.2	6.6
Kindred	32	1.1	3.5	7.1
(1)Based on gross book value.
(2)Excludes eight properties managed by Brookdale Senior Living pursuant to long-term management agreements and included in the senior living operations reportable business segment.

Triple-Net Leased Properties

Each of our leases with Brookdale Senior Living, Ardent and Kindred is a triple-net lease. In addition, each of our Brookdale Senior Living, Ardent and Kindred leases has a corporate guaranty.

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the year ended December 31, 2020. See “Risk Factors—Our Business Operations and Strategy Risks—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale Senior Living, Ardent, Kindred, Atria and Sunrise.” included in Part I, Item 1A of this Annual Report.

Brookdale Senior Living Leases

As of December 31, 2020, we leased 121 consolidated properties (excluding eight properties managed by Brookdale Senior Living pursuant to long-term management agreements and included in the senior living operations reportable business segment) to Brookdale Senior Living.

In July 2020, we entered into a revised master lease agreement (the “Brookdale Lease”) and certain other agreements (together with the Brookdale Lease, the “Agreements”) with Brookdale Senior Living.

In connection with the revised Brookdale Lease, we received up-front consideration approximating $235 million, which will be amortized over the remaining lease term and consisted of: (a) $162 million in cash including $47 million from the transfer to Ventas of deposits under the Brookdale Lease; (b) a $45 million cash pay note (the “Note”), which has an initial interest rate of 9.0%, increasing 50 basis points per annum, and matures on December 31, 2025; (c) warrants for 16.3 million shares of Brookdale Senior Living common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share.

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

As of December 31, 2020, the aggregate 2021 contractual cash rent due to us from Brookdale Senior Living was approximately $100.3 million, and the current aggregate contractual base rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)) was approximately $148.5 million.

Ardent Lease

As of December 31, 2020, we leased 11 properties (excluding one MOB leased to Ardent under a separate lease) to Ardent pursuant to a single, triple-net master lease agreement. Per our master lease agreement, Ardent is obligated to pay base rent, which escalates annually by the lesser of four times the increase in the Consumer Price Index (“CPI”) for the relevant period and 2.5%.  The initial term of the master lease expires on August 31, 2035 and Ardent has one ten-year renewal option.

As of December 31, 2020, the aggregate 2021 contractual cash rent due to us from Ardent was approximately $125.9 million, and the current aggregate contractual base rent (computed in accordance with GAAP) was approximately $126.0 million.

We also hold a 9.8% ownership interest in Ardent, which entitles us to customary minority rights and protections, as well as the right to appoint one of 11 members on the Ardent Board of Directors.

Kindred Master Leases

As of December 31, 2020, we leased 29 properties to Kindred pursuant to a master lease agreement. In November 2016, Kindred extended the lease term to 2025 for all of our LTACs operated by Kindred that were scheduled to mature in 2018 and 2020, at the current rent level.

The aggregate annual rent we receive under each Kindred master lease is referred to as “base rent.” Base rent escalates annually at a specified rate over the prior period base rent, contingent, in some cases, upon the satisfaction of specified facility revenue parameters. The annual rent escalator under the Kindred master lease for 25 properties is based on year-over-year changes in CPI, subject to a floor and cap, and is 2.7% for four properties. As of December 31, 2020, the aggregate 2021 contractual cash rent due to us from Kindred was approximately $130.4 million, and the current aggregate contractual base rent (computed in accordance with GAAP) was approximately $132.4 million.

Senior Living Operations

As of December 31, 2020, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 258 of the senior housing communities in our senior living operations segment. Under these management agreements, the operators receive annual base management fees ranging from 4.5% to 7% of revenues generated by the applicable properties and, in some cases, additional management fees based on the achievement of specified performance targets. Our management agreements with Atria have initial terms expiring between 2024 and 2027, and our management agreements with Sunrise have terms expiring between 2030 and 2038. In some cases, our management agreements include renewal provisions.

Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. See “Risk Factors—Our Business Operations and Strategy Risk—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale Senior Living, Ardent, Kindred, Atria and Sunrise.” and included in Part I, Item 1A of this Annual Report.

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, as well as the right to appoint two of the six members on the Atria Board of Directors.

Competition

We generally compete for investments in healthcare real estate assets with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Our Business Operations and Strategy Risk—Our ongoing strategy depends, in part, upon identifying and consummating future investments and effectively managing our expansion opportunities” included in Part I, Item 1A of this Annual Report and “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our tenants and managers also compete on a local and regional basis with other healthcare operating companies that provide comparable services. Senior housing community, SNF and health systems operators compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. With respect to MOBs and research and innovation centers, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system, physician preferences and proximity to hospital or university campuses or life science centers and quality of lab space. The ability of our tenants, operators and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Our Legal, Compliance and Regulatory Risks—We and our tenants, borrowers and managers may be adversely affected by regulation and enforcement.” included in Part I, Item 1A of this Annual Report.

Human Capital Management

At Ventas, our experienced team drives our success and creates value. As of December 31, 2020, we had 448 employees, none of which are subject to a collective bargaining agreement.

We provide a unique environment that offers opportunities for our team to use their professional skills, develop their talents and learn from each other as they build successful careers. We are committed to upholding human dignity and equal opportunity under the principles outlined in the United Nations’ Universal Declaration of Human Rights. Our Global Code of Ethics and Business Conduct, Vendor Code of Conduct and Human Rights Policy embed the responsibility to respect human rights in business functions across our operations as well as our supply chain.

The Executive Compensation Committee of our Board of Directors provides oversight on certain human capital matters, including our DE&I efforts, goals and framework. We report on human capital matters at each regularly scheduled meeting of our Board of Directors. The most significant human capital measures and objectives that we focus on include the topics described below.

Talent Attraction and Retention

We strive to foster a culture that attracts and retains individuals who share a passion for integrity, flawless execution, collaborative problem-solving and, above all, excellence. A key component of our ability to attract and retain the top talent in our industry is our investment in our people and their continuous development by providing expansive professional opportunities, best-in-class leadership development and a broad array of workshops and training. Ventas also prides itself in offering an industry-leading compensation and benefits package.

DE&I

Ventas has a long-standing commitment to Diversity, Equity and Inclusion (“DE&I”). We have established a DE&I framework centered around five key pillars of people, culture, investment and financial, changing our society and improving our communities and celebrating our commitments. Development and execution of the DE&I framework is a core component of our 2021 short-term incentive program. Additionally, we incorporated a metric focused on improving the Company’s representation of women employees into our 2020-2022 long-term equity incentive program, to further drive progress and accountability. As of December 31, 2020, our workforce is. As of December 31, 2020, our workforce is 52% male and 48% female, with our Board of Directors being 36% female.

Health & Safety

Ventas is committed to the health and safety of its employees. The responsibility is shared with each Ventas employee, helping to make our workplaces secure and hazard-free to protect against accidents, personal injury/illness and property damage. Our commitment to health and safety is maintained by effective administration, training and education, and we expect our operating and development partners to comply with applicable company or legal requirements, whichever is more stringent. In response to the COVID-19 pandemic, we seamlessly shifted to a remote work environment ahead of mandatory stay-at-home orders.

Sustainability

Ventas recognizes that sustainable practices and resilience are essential to delivering superior long-term results. Our integrated approach to Environment, Social and Governance (“ESG”) principles animates our actions, decisions and processes. In 2018, we conducted an in-depth ESG prioritization (a “materiality assessment”) using the Global Reporting Initiative (GRI) framework, from which we organized the eight topics identified into three strategic pillars: People, Performance, and Planet. This approach integrates ESG principles throughout our business, ensures focus and reporting on key issues and motivates our daily efforts.

Ventas has an established cross-functional ESG Steering Committee, led by our Chairman and CEO and overseen by our Director of Sustainability, which provides oversight and monitoring of our ESG strategy, with reporting to our Board of Directors. Among other things, Ventas has set ambitious goals to reduce our greenhouse gas emissions, energy, water and waste, and to limit high flood risk properties in our portfolio.

For additional information regarding our ESG efforts, please visit our website at www.ventasreit.com

Insurance

We maintain or require in our lease, management and other agreements that our tenants, managers or other counterparties maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly situated companies in each industry and we frequently review our insurance programs and requirements. The insurance that we maintain or require may take the form of commercial insurance, captive insurance or self-insurance.

We maintain the property insurance for substantially all properties in our office and senior living operations segment. We also maintain liability insurance for certain office properties, as well as the general and professional liability insurance for certain senior housing communities and related operations in our senior living operations segment. However, some senior housing managers maintain the general and professional liability insurance for our senior housing communities and related operations that they manage in accordance with the terms of our management agreements.

Through our office operations, we provide engineering, construction and architectural services in connection with new development projects, and we maintain and cause tenants, contractors, design professionals and other parties involved with such services to maintain property and liability insurance with respect to those activities.

In May 2020, the Company formed a wholly owned captive insurance company, which provides insurance coverage for losses below the deductible and within the self-insured retention of the commercial property, general and professional liability insurance that we maintain for certain of our Office and senior living operations locations. The Company created this captive as part of its overall risk management program and to stabilize insurance costs.

Additional Information

We maintain a website at www.ventasreit.com. The information on our website is not incorporated by reference in this Annual Report, and our web address is included as an inactive textual reference only.

We make available, free of charge, through our website our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our Guidelines on Governance, our Global Code of Ethics and Business Conduct (including waivers from and amendments to that document) and the charters for each of our Audit and Compliance, Nominating and Corporate Governance and Executive Compensation Committees are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to our Corporate Secretary at Ventas, Inc., 353 North Clark Street, Suite 3300, Chicago, Illinois 60654.

GOVERNMENT REGULATION

Governmental Response to the COVID-19 Pandemic

In response to the COVID-19 pandemic, in 2020, Congress enacted a series of economic stimulus and relief measures through the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”) and the Consolidated Appropriations Act, 2021 (“CAA”). In total, the CARES Act, the PPPHCE Act and the CAA authorize approximately $175 billion to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”), which is administered by the U.S. Department of Health & Human Services (“HHS”). These grants are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions, including, not using grants received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse, reporting and record keeping requirements and cooperating with any government audits.

HHS began distributing Provider Relief Fund grants in April 2020 and has made grants available to various provider groups in phases. We applied for and received grants under Phase 2 and Phase 3 of the Provider Relief Fund on behalf of the assisted living communities in our senior living operations segment and may apply for additional grants in the future. Many of our senior housing, hospital, health system, medical office and other tenants also received grants from the Provider Relief Fund. HHS continues to evaluate and provide allocations of, and issue regulations and guidance regarding, grants made under the CARES Act and related legislation. We continue to monitor and evaluate the terms and conditions associated with payments received under the Provider Relief Fund.

The CARES Act and related legislation also make other forms of financial assistance available to healthcare providers, which has benefited our tenants and our senior living operations segment to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments are loans that providers must repay. Effective October 2020, the Centers for Medicare & Medicaid Services (“CMS”) is no longer accepting applications for accelerated or advance payments. The Cares Act and related legislation also suspended Medicare sequestration payment adjustments, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020 through March 31, 2021, but also extended sequestration through 2030. These laws also include provisions intended to expand coverage of COVID-19 testing and preventive services, address healthcare workforce needs and ease other legal and regulatory burdens on healthcare providers. Due to the recent enactment of the CARES Act, the PPPHCE Act, and the CAA, there is a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. See “Risk Factors—COVID-19 Risks—There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other pandemic-related legislation and any future COVID-19 relief measures. There can be no assurance as to the total amount of financial assistance we or our tenants or borrowers will receive or that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for healthcare providers.” included in Part I, Item 1A of this Annual Report.

Federal, state and local governments and agencies have implemented or announced other programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which have benefited our tenants, borrowers, managers and our senior living operations segment, but that impose significant regulatory and compliance obligations.

United States Healthcare Regulation, Licensing and Enforcement

Overview

We, along with our tenants, borrowers, and managers in the United States, are subject to or impacted by extensive and complex federal, state and local healthcare laws and regulations, including laws and regulations relating to quality of care, licensure and certificates of need (“CON”), conduct of operations, government reimbursement, such as Medicare and Medicaid, fraud and abuse, qualifications of personnel, appropriateness and classification of care, adequacy of plant and equipment, and data security and privacy. Although the effects of these laws and regulations on our business are typically indirect, some of these laws and regulations apply directly to us and the senior housing communities in our senior living operations segment, where we generally hold the applicable healthcare licenses and enroll in applicable reimbursement programs. Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal, and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by us or our tenants, borrowers or managers could have a significant effect on our and their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Licensure, Certification and CONs

Regulation of senior housing communities consists primarily of state and local laws that may require licenses, certifications and permits, and may vary greatly from one jurisdiction to another. Our senior housing communities that receive Medicaid payments are also subject to extensive federal laws and regulation. Inpatient rehabilitation and long-term acute care facilities, health systems, and skilled nursing facilities, which we do not directly operate, are typically subject to extensive federal and state regulation and must hold various licenses, certifications, and permits. Licensure and certification may be conditioned on requirements related to, among other things, the quality of medical care provided by an operator, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment and continuing compliance with applicable laws and regulations. Federal and state government agencies have issued additional requirements in connection with the COVID-19 pandemic. For example, CMS is requiring testing of skilled nursing facility staff and residents for COVID-19 and reporting of COVID-19 data to the Centers for Disease Control and Prevention (“CDC”).

Sanctions for failure to comply with licensure and certification laws and regulations include loss of licensure or certification and ability to participate in or receive payments from the Medicare and Medicaid programs, suspension of or non-payment for new admissions, fines, and potential criminal penalties. Even if we are not the operator of a facility, imposition of such sanctions could adversely affect the healthcare facility operator’s ability to satisfy its obligations to us. Further, if we have to replace a tenant, we may experience difficulties in finding a replacement and effectively and efficiently transitioning the property to a new tenant. See “Risk Factors—Our Business Operations and Strategy Risks—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

In addition, many of our licensed facilities and tenants are subject to state CON laws, which require governmental approval prior to the development or expansion of licensed facilities and services. The approval process in states with CON laws generally requires a facility to demonstrate the need for additional or expanded licensed facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict our or our tenants’ ability to expand and grow in certain circumstances, which could have an adverse effect on our or their revenues.

Fraud and Abuse Enforcement

Participants in the U.S. healthcare industry are subject to complex federal and state civil and criminal laws and regulations governing healthcare provider referrals, relationships and arrangements. These laws include: (i) federal and state false claims acts, which generally prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs; (ii) federal and state anti-kickback and fee-splitting statutes, including the federal Anti-Kickback Statute, which prohibits the payment or receipt of remuneration to induce referrals or generate business involving healthcare items or services payable by Medicare or Medicaid; (iii) federal and state physician self-referral laws, which generally prohibit referrals of certain services by physicians to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which requires a lower burden of proof than other fraud and abuse laws and prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services.

Violating these healthcare fraud and abuse laws and regulations may result in criminal and civil penalties, such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from the Medicare and Medicaid programs. These laws and regulations are enforced by a variety of federal, state and local governmental agencies, and many can also be enforced by private litigants through federal and state false claims acts and other laws that allow private individuals to bring whistleblower suits known as qui tam actions.

Reimbursement

Sources of revenue for us and some of our tenants include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs, and non-governmental third-party payors, such as insurance carriers and health maintenance organizations. Medicare is a federal health insurance program for persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program for eligible needy persons that is funded jointly by federal and state governments and administered by the states. Medicaid eligibility requirements and benefits vary by state. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, regulations and administrative and judicial interpretations of existing law.

As federal and state governments face significant budgetary pressures, they continue efforts to reduce Medicare and Medicaid spending through methods such as reductions in reimbursement rates and increased enrollment in managed care programs. Private payors are typically for-profit companies and are continuously seeking opportunities to control healthcare costs. In some cases, private payors rely on government reimbursement systems to determine reimbursement rates, such that reductions in Medicare and Medicaid payment rates may negatively impact payments from private payors. These changes may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and managers. Additionally, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that directly or indirectly affect reimbursement. Several of these laws, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care, such as accountable care organizations and bundled payments. It is difficult to predict the nature and success of future financial or delivery system reforms, but changes to reimbursement rates and related policies could adversely impact our and our tenants’ results of operations.

For the year ended December 31, 2020, approximately 7.2% of our total revenues and 15.0% of our total NOI were attributable to acute and post-acute healthcare facilities in which our third-party tenants receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those leased facilities.

Data Privacy and Security

Privacy and security regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended ( “HIPAA”), restrict the use and disclosure of individually identifiable health information (“protected health information” or “PHI”), provide for individual rights, and require safeguards for PHI and notification of breaches of unsecure PHI. Entities subject to HIPAA include most healthcare providers, including some of our tenants and borrowers. These covered entities are required to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. Business associates of covered entities who create, receive, maintain or transmit PHI are also subject to certain HIPAA provisions. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties.

There are several other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal information. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches. In most cases, we depend on our tenants and managers to fulfill any compliance obligations with respect to HIPAA and other privacy and security laws and regulations.

International Healthcare Regulation

We own senior housing communities in Canada and the United Kingdom. Senior living residences in Canada are provincially regulated. Within each province, there are different categories for senior living residences that are generally based on the level of care sought or required by a resident (e.g., assisted or retirement living, senior living residences, residential care, long-term care). In some of these categories and depending on the province, residences may be government funded, or the individual residents may be eligible for a government subsidy, while other residences are exclusively private-pay. The governing legislation and regulations vary by province, but generally impose licensing requirements and minimum standards of care for senior living residences. These laws empower regulators in each province to take a variety of steps to ensure compliance, conduct inspections, issue reports and generally regulate the industry. Our communities in Canada are also subject to privacy legislation, including, in certain provinces, privacy laws specifically related to personal health information. Although the obligations of senior living residences in the various provinces differ, they all include the obligation to protect personal information. The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts. Our senior living residences in Canada are also subject to a variety of other laws and regulations, including minimum wage standards and other employment laws.

In the United Kingdom, our senior housing communities are principally regulated as “care home services” under the Health and Social Care Act 2008. This legislation subjects service providers to standards of care and requires, among other things, that all persons carrying out such activities, and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws and regulations governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws take the form of the U.K.’s Data Protection Act 2018. The Data Protection Act imposes a significant number of obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater. Our business operations in the United Kingdom are also subject to a range of other regulations, such as the U.K. Bribery Act 2010, minimum wage standards and other employment laws.

The United Kingdom exited from the EU on January 31, 2020. The impact of Brexit on the healthcare industry will depend on a variety of factors, including the evolution of healthcare regulatory and immigration policy and the broader economic outlook in the United Kingdom.

Regulation Impacting Life Science, Research and Innovation Centers

We lease a number of our assets to tenants in the life science, research and innovation sector. These tenants consist of university-affiliated organizations and other private sector companies. These tenants may be dependent on private investors, the federal government or other sources of funding to support their activities. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. Therefore, our tenants in the life science, research and innovation industry face high levels of regulation, expense and uncertainty. See “Risk Factors—Environmental, Economic and Market Risks—Our life science, R&I tenants face unique levels of regulation, expense and uncertainty.” included in Part I, Item 1A of this Annual Report.

Our tenants with marketable products may be adversely affected by healthcare reform and government reimbursement policies, including changes under the current presidential administration or by private healthcare payors.

Tax Regulation

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally will not be required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a C corporation. We will, however, be required to pay U.S. federal income tax in certain circumstances.

The Code defines a REIT as a corporation, trust or association:

(1) that is managed by one or more trustees or directors;

(2) that issues transferable shares or transferable certificates to evidence its beneficial ownership;

(3) that would be taxable as a domestic corporation, but for Sections 856 through 860 of the Code;

(4) that is not a financial institution or an insurance company within the meaning of certain provisions of the Code;

(5) that is beneficially owned by 100 or more persons;

(6) not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals, including certain specified entities, during the last half of each taxable year; and

(7) that meets other tests, regarding the nature of its income and assets and the amount of its distributions.

We believe that we have been organized and have operated in a manner that has allowed us, and will continue to allow us, to satisfy conditions (1) through (7) inclusive, during the relevant time periods, and we intend to continue to be organized and operate in this manner. However, qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code, including through actual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or will be able to operate in a manner so as to qualify or remain qualified as a REIT.

If we lose our status as a REIT (currently or with respect to any tax years for which the statute of limitations has not expired), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved because:

•We would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to regular U.S. federal corporate income tax;

•We could be subject to increased state and local taxes; and

•Unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

In addition, in such event we would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of our common stock. See “Risk Factors—Our REIT Status Risks”.

Environmental Regulation

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect our assets. We are committed to not only meeting these requirements of these laws and regulations, but exceeding them through our Environmental, Social and Governance activities. See “—Sustainability.”

However, these complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property).

With respect to our properties that are operated or managed by third parties, we may be held primarily or jointly and severally liable for costs relating to the investigation and cleanup of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. See “Risk Factors—Our Business Operations and Strategy Risks—Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

Under the terms of our lease, management and other agreements, we generally have a right to indemnification by the tenants and managers of our properties for any contamination caused by them.

In general, we have also agreed to indemnify our tenants and managers against any environmental claims (including penalties and cleanup costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time before the applicable lease commencement date. With respect to our senior living operating portfolio, we have agreed to indemnify our managers against any environmental claims (including penalties and cleanup costs) resulting from any condition on those properties, unless the manager caused or contributed to that condition.

ITEM 1A.    Risk Factors

This section discusses material factors that affect our business, operations and financial condition. It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities. If any of the following risks, or any other risks and uncertainties that are not addressed below or that we have not yet identified, actually occur, we could be materially adversely affected and the value of our securities could decline.

As set forth below, we believe that the risks we face generally fall into the following categories:

•COVID-19 Risks
•Our Business Operations and Strategy Risks
•Environmental, Economic and Market Risks
•Our Capital Structure Risks
•Our Legal, Compliance and Regulatory Risks
•Our REIT Status Risks

COVID-19 Risks

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic and measures to prevent its spread have materially negatively impacted our businesses in a number of ways and is expected to continue to do so. For instance, operating costs at our senior housing communities have increased as a result of the introduction of public health measures and other operational and regulatory changes affecting our properties and our operations, while occupancy and revenue have decreased. Certain of our tenants and managers have incurred significant costs or losses as a result of the pandemic, and may continue to do so, which could adversely affect our results of operations.

Although we continue to undertake extensive efforts to ensure the safety of our properties, employees and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs. The effects of shelter-in-place and stay-at-home orders, including remote work arrangements for an extended period of time, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Further, we have and may continue to implement mitigation and other measures to support and protect our employees, which could result in increased labor costs.

Senior housing facilities have been disproportionately impacted by COVID-19. The ongoing COVID-19 pandemic has, to varying degrees during the course of the pandemic, prevented prospective occupants and their families from visiting our senior housing communities and limited the ability of new occupants to move into our senior housing communities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic and vaccine deployment on occupancy remain uncertain, occupancy of our senior housing and triple-net properties could further decrease, and the effects of the COVID-19 pandemic could adversely affect demand for senior housing for an extended period. Such a decrease could affect the net operating income of our senior housing properties and the ability of our triple-net tenants to make contractual payments to us, which in turn, could adversely affect our financial condition, including our ability to pay dividend distributions at expected levels or at all.

Additionally, across our property types, the impact of the COVID-19 pandemic creates a heightened risk of tenant, borrower, manager or other obligor bankruptcy or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. In addition to the risks associated with such events elsewhere in these risk factors, various federal, state and local governments have enacted, and may continue to enact, laws regulations and moratoriums or take other actions that could limit our ability to evict tenants as a result of the COVID-19 pandemic. Although many of these moratoriums are expected to be temporary in nature, they may be in place for a significant period of time until the COVID-19 pandemic subsides. While we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease or evict a tenant for nonpayment, such laws, regulations and moratoriums will generally prohibit our ability to begin eviction proceedings even where no rent or only partial rent is being paid for so long as such law, regulation or moratorium remains in effect. We may incur significant costs and it may take a significant amount of time to ultimately evict any tenant who is not meeting its contractual rent obligations. If we cannot transition a leased property to a new tenant due to the effects of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities.

The COVID-19 pandemic and reactions to it have also adversely affected the U.S. economy and global financial markets and, in the longer term, could result in a global economic downturn and a recession, or inflation, which may, in turn negatively impact our results of operations. The COVID-19 pandemic has increased, and may continue to increase, the magnitude of many of the other risks described herein.

The trajectory and future impact of the COVID-19 pandemic remains highly uncertain. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the speed at which available vaccines can be successfully deployed; the rate of acceptance of available vaccines, particularly among the residents and staff in our senior housing communities; the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of testing, the extent to which governments impose, rollback or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other pandemic-related legislation and any future COVID-19 relief measures. There can be no assurance as to the total amount of financial assistance we or our tenants or borrowers will receive or that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for healthcare providers.

In response to the COVID-19 pandemic, the CARES Act, the PPPHCE Act, and the CAA authorize a total of $178 billion to be distributed to healthcare providers through the Provider Relief Fund, which is administered by HHS. These grants are intended to reimburse eligible providers for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions, including reporting requirements, limitations on balance billing, and not using grants received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse maintaining records, and cooperating with any government audits.

HHS began distributing Provider Relief Fund grants in April 2020 and has made grants available to various provider groups in phases. We applied for grants under Phase 2 and Phase 3 of the Provider Relief Fund on behalf of the assisted living communities in our senior living operations segment and may apply for additional grants in the future. While we have received all amounts under our Phase 2 applications, and have begun to receive amounts under our Phase 3 applications, there can be no assurance that all our remaining applications will be approved or that additional grants will ultimately be received in full or in part. Any grants that are ultimately received and retained by us are not expected to fully offset the losses incurred in our senior living operating portfolio that are attributable to COVID-19. Further, although we continue to monitor and evaluate the terms and conditions associated with the Provider Relief Fund distributions, we cannot assure you that we will be in compliance with all requirements related to the payments received under the Provider Relief Fund. If we or any of our tenants fail to comply with all of the terms and conditions, we or they may be required to repay some or all of the grants received and may be subject to other enforcement action, which could have a material adverse impact on our business and financial condition.

The CARES Act and related legislation also make other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers in the form of loans that must be repaid. In addition to financial assistance, the CARES Act and related legislation include provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers. Many of these measures are effective only for the duration of the federal public health emergency that was declared as a result of the COVID-19 pandemic. The current public health emergency determination expires April 21, 2021, and HHS has indicated that it likely will be extended but the duration of the extension is unclear. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists.

Due to the recent enactment of the CARES Act, and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation. Further, the federal government is considering additional financial measures, federal agencies continue to issue related regulations and guidance, and the public health emergency continues to evolve. It is difficult to predict the extent to which anticipated ongoing negative effects of the COVID-19 pandemic on us and our tenants and borrowers will be offset by benefits which we may recognize or receive in the future under existing or future financial measures. Further, there can be no assurance that the terms and conditions of the Provider Relief Fund grants or other programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions (which could affect our ability to retain any grants that we receive), the amount of total financial grants we may ultimately receive or our eligibility to participate in any future funding. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, financial condition and results of operations.

Our Business Operations and Strategy Risks

Market conditions, including, but not limited to, economic and financial market events or conditions and the actual and perceived state of the real estate markets and public capital markets generally could negatively impact our business, financial condition and results of operations.

We are dependent on the capital markets and any disruption to the capital markets or our ability to access such markets could impair our ability to fulfill our dividend requirements, make payments to our security holders or otherwise finance our business operations. The markets in which we operate are affected by a number of factors that are largely beyond our control but may nevertheless have a significant negative impact on us. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit (including the price, terms and conditions under which it can be obtained), the state of the public capital markets, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, declining consumer confidence, the actual or perceived state of the real estate market, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could impact our business, financial condition and results of operations. For example, unfavorable changes in general economic conditions, including recessions, economic slowdowns, high unemployment and rising prices or the perception by consumers of weak or weakening economic conditions may reduce disposable income and impact consumer spending in healthcare or seniors housing, for example, which could adversely affect our financial results.

In addition, increased inflation may have a pronounced negative impact on the interest expense we pay in connection with our outstanding indebtedness, in our general and administrative expenses, as these costs could increase at a rate higher than our rents, or in the wages that our managers or tenants are obligated to pay. Conversely, deflation may result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices may impact our ability to obtain financing for our properties, which could adversely impact our growth and profitability.

To the extent there is turmoil in the global financial markets, this turmoil has the potential to adversely affect (i) the value of our properties; (ii) the availability or the terms of financing that we have or may be able to obtain; (iii) our ability to make principal and interest payments on, or refinance when due, any outstanding debt; (iv) our ability to pay a dividend and (v) the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Disruptions in the capital and credit markets may also adversely affect the market price of our securities.

Third parties must operate our non-Office assets, limiting our control and influence over operations and results.

Although we often have certain general oversight approval rights (e.g., with respect to budgets, material contracts, etc.) and the right to review operational and financial reporting information with respect to a majority of our portfolio, our third-party managers and tenants are ultimately in control of the day-to-day business of the property. As a result, we have limited rights to direct or influence the business or operations of the properties in our portfolio and we depend on third parties to operate these properties in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. The failure by such third parties to operate these properties efficiently and effectively and adequately manage the related risks could adversely affect our business, financial condition and results of operations.

Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.

Despite our limited rights to direct or influence the business or operations of the properties in our senior living operations segment, as the owner and operator of senior housing operating properties, we are ultimately responsible for all operational risks and other liabilities of such properties, other than those arising out of certain actions by our managers, such as gross negligence or willful misconduct. These risks include, and our resulting revenues are impacted by, among other things, fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, changes in management or equity, accounting misstatements, professional and general liability claims, and the availability and cost of insurance. Any one or a combination of these factors could result in deficiencies in our senior living operations segment, which could adversely affect our business, financial condition and results of operations. Such operational risks could also arise as a result of our ownership of office buildings, and which could also adversely affect our business, financial condition and results of operations.

Further, we generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our senior living operations segment. This subjects us to potential liability under various healthcare laws and regulations. Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal, and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure.

Decreases in our tenants’, borrowers’ or managers’ revenues, or increases in their expenses, could affect their ability to meet their financial and other contractual obligations to us, which could adversely affect our business, financial condition and results of operations.

We have limited control over the success or failure of our tenants’, borrowers’ and managers’ businesses, regardless of whether our relationship is structured as a triple-net lease, a management contract or as a lender to our tenants. While we do not expressly take on liability on the properties in our triple-net leased or office operations segments, our business, financial condition and results of operations could suffer as a result of the risks outlined below. Any of our tenants, borrowers or managers may experience a downturn in their business that materially weakens their financial condition. For example, many of our tenants, borrowers and managers have experienced significant downturns in their businesses due to the COVID-19 pandemic, including as a result of interruptions in their operations, lost revenues, increased costs, financing difficulties and labor shortages. As a result, they may be unable or unwilling to make payments or perform their obligations when due. Although we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease, evict a tenant or terminate our management agreements, or demand immediate repayment of outstanding loan amounts or other obligations to us, we may not be able to enforce such rights or we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

Our senior housing tenants and managers primarily depend on private pay sources consisting of the income or assets of residents or their family members to pay fees. Costs associated with independent and assisted living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Accordingly, our tenants and managers of our senior housing business depend on attracting seniors with appropriate levels of income and assets, which may be affected by many factors, including: (i) prevailing economic and market trends, including the ongoing economic downturn and high unemployment rates; (ii) consumer confidence; (iii) demographics; (iv) property condition and safety, including as a result of a severe cold and flu season, an epidemic or any other widespread illness, such as seen throughout the COVID-19 pandemic; (v) public perception about such properties; and (vi) social and environmental factors. Consequently, if our tenants or managers on our behalf fail to effectively conduct their operations, or to maintain and improve our properties, it could adversely affect our business reputation as the owner of the properties, as well as the business reputation of our tenants or managers and their ability to attract and retain patients and residents in our properties, which could have an adverse effect on our and our tenant’s or manager’s business, financial condition and results of operations. Further, if widespread default or nonpayment of outstanding obligations from a large number of tenants or managers occurs at a time when terminating such agreement or replacing such tenants or managers may be extremely difficult or impossible, including as a result of the COVID-19 pandemic, we may elect instead to amend such agreements with such tenants or managers. However, such amendment may be on terms that are less favorable to us than the original agreement and may have a material adverse effect on our results of operations and financial condition.

Our senior housing tenants and managers may also rely on reimbursements from governmental programs for a portion of the revenues from certain properties. Changes in reimbursement policies and other governmental regulation, that may result from actions by Congress or executive orders, may result in reductions in our tenants’ or managers’ revenues, operations and cash flows and affect our tenants’ or managers’ ability to meet their obligations to us. In addition, failure to comply with reimbursement regulations or other laws applicable to healthcare providers could result in penalties, fines, litigation costs, lost revenue or other consequences, which could adversely impact our tenants’ ability to make contractual rent payments to us under a triple-net lease or our cash flows from operations under a management arrangement.

Our tenants and managers have, and may continue to seek to, offset losses by obtaining funds under the recently adopted CARES Act or other similar legislative initiatives at the state and local level. It is indeterminable when or if these government funds will ultimately be received by our tenants and managers or whether these funds may materially offset the cash flow disruptions experienced by them. If they are unable to obtain these funds within a reasonable time period or at all, or the conditions precedent to receiving these funds are overly burdensome or not feasible, it may substantially affect their ability to make payments or perform their obligations when due to us.

A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale Senior Living, Ardent, Kindred, Atria and Sunrise.

As of December 31, 2020, Atria and Sunrise, collectively, managed 258 of our consolidated senior housing communities pursuant to long-term management agreements. Additionally, as of December 31, 2020, our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 121 properties, 12 properties and 32 properties respectively. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI.

We depend on Brookdale Senior Living, Ardent and Kindred to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties they lease from us. We cannot assure you that they will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us, and any failure, inability or unwillingness by them to do so could adversely affect our business, financial condition and results of operations. In addition, any failure by any one of Brookdale Senior Living, Ardent or Kindred to conduct effectively its operations or to maintain and improve the properties it leases from us could adversely affect its business reputation and its ability to attract and retain patients or residents in such properties, which could in turn adversely affect our business, financial condition and results of operations. These tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. We cannot assure you that they will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy those obligations.

We rely on a relatively small number of third-party managers, including Atria and Sunrise, to manage a significant number of the properties in our senior living operations segment and to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Any adverse developments in such managers’ business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could adversely affect the financial performance of our properties and our business, financial condition and results of operations. If any one of our managers experience financial, legal, accounting or regulatory difficulties, such difficulties could result in, among other adverse events, impacts to its financial stability, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it, any one or a combination of which could adversely affect our business, financial condition and results of operations.

In the event that any of our tenants or managers merge with one another, our dependence on a small group of significant third parties would increase, as would our exposure to the risks described above.

If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.

Our tenants may not renew their leases with us, and our managers may not renew their management agreements with us, beyond their current terms. Our leases and management agreements also provide us, our tenants and our managers with termination rights in certain circumstances. If our leases or management agreements are not renewed or are otherwise terminated, we would attempt to reposition those properties with another tenant or manager, as applicable. We may not be successful in identifying suitable replacements or entering into leases, management agreements or other arrangements with new tenants or managers on a timely basis or on terms as favorable to us as our current leases or management agreements, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned.

During transition periods to new tenants or managers, the attention of existing tenants or operators may be diverted from the performance of the properties, which could cause the financial and operational performance at those properties to decline. Our ability to reposition our properties with a suitable replacement tenant or manager could be significantly delayed or limited by state licensing, receivership, certificates of need (“CON”) or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings.

In the case of our leased properties, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. This risk could be exacerbated by new laws and regulations enacted during the COVID-19 pandemic that limit our ability to take remedial action against defaulted tenants. Further, our competitors may offer space at rental rates below current market rates or below the rental rates we currently charge, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge to retain tenants when leases expire. Our ability to locate and attract suitable replacement tenants also could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be forced to spend substantial amounts to adapt the properties to other uses.

In the event of borrower defaults, we may be unable to foreclose successfully on the collateral securing our loans and other investments, and even if we are successful in our foreclosure efforts, we may be unable to sell successfully any acquired equity interests or reposition any acquired properties, which could adversely affect our ability to recover our investments.

If a borrower defaults under mortgage or other loans for which we are the lender, we may attempt to foreclose on the collateral securing those loans, including by acquiring any pledged equity interests or acquiring title to the subject properties, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, financial condition and results of operations.

Even if we successfully foreclose on the collateral securing our mortgage loans and other investments, costs related to enforcement of our remedies, high loan-to-value ratios or declines in the value of the collateral could prevent us from realizing the full amount of our loans, and we could be required to record a valuation allowance for such losses. Moreover, the collateral may include equity interests that may have incurred unexpected liabilities or other limiting characteristics that may result in us not having full recourse to assets within that entity’s subsidiary structure. For example, our mezzanine loan investments are subordinate to senior secured loans held by other investors that encumber the same real estate, and, in certain circumstances, affords them the ability to extinguish our rights in the collateral, subject to our rights under market and customary co-lender contractual arrangements. In addition, we may not be able to sell the acquired assets or equity interests due to securities law restrictions or otherwise. We may be unable to reposition the properties with new tenants, borrowers or managers on a timely basis, if at all, or without making improvements or repairs. Any delay or costs incurred in selling or repositioning acquired collateral could adversely affect our ability to recover our investments.

Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees. Failure to attract, retain and motivate highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge, an ineffective culture or lack of certain skill sets, significantly impacting our future performance and adversely affecting our business. Competition for talented employees is intense, and we cannot assure you that we will retain our key officers and employees or that we will be able to attract and retain other highly qualified individuals in the future. COVID-19 could also negatively affect the health, availability and productivity of our current personnel and could impact our ability to recruit and attract new employees and retain current employees, particularly as remote work arrangements and their impact on the market for talent remains uncertain. In addition, while we have long-term compensation plans designed to retain our senior executives, if our retention and succession plans are not effective, or if we lose any one or more of our key officers and employees, our business could be adversely affected.

Our investments are concentrated across a variety of assets classes within healthcare real estate, making us more vulnerable to adverse changes in those asset classes and the real estate industry generally.

We invest in a variety of assets classes in healthcare real estate, including senior housing, R&I and healthcare properties. While we endeavor to invest in a diversified portfolio, there can be no assurance that in a particular economic or operational environment that all assets will perform equally well or that our balance sheet will be appropriately balanced. Each of our asset classes are subject to their own dynamics and their own specific operational, financial, compliance, regulatory and market risks.

Additionally, a broad downturn or slowdown in the healthcare real estate sector could have a greater adverse impact on our business than if we had investments in multiple industries and could negatively impact the ability of our tenants, borrowers and managers to meet their obligations to us. A downturn or slowdown in any one of our asset classes could adversely affect the value of our properties in such asset class and our ability to sell such properties at prices or on terms acceptable or favorable to us.

In addition, we are exposed to the risks inherent in concentrating our investments in real estate. Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we market any of our properties for sale, the value of those properties and our ability to sell at prices or on terms acceptable to us could be adversely affected by a downturn in the real estate industry. In addition, transfers of healthcare real estate may be subject to regulatory approvals that are not required for transfers of other types of commercial real estate. We cannot assure you that we will recognize the full value of any property that we sell for liquidity or other reasons, and the inability to respond quickly to changes in the performance of our investments could adversely affect our business, financial condition and results of operations.

Our investments in and acquisitions of properties may be unsuccessful or fail to meet our expectations.

We have made and expect to continue to make significant acquisitions and investments as part of our overall business strategy. Investments in and acquisitions of healthcare real estate entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that a tenant, borrower or manager will fail to meet performance expectations. Investments outside the United States raise legal, economic and market risks associated with doing business in foreign countries, such as currency exchange fluctuations, costly regulatory requirements and foreign tax risks. Domestic and international real estate development and redevelopment projects present additional risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant costs prior to completion of the project. Furthermore, healthcare real estate properties are often highly customized, and the development or redevelopment of such properties may require costly tenant-specific improvements. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisition, investment, development and redevelopment opportunities. Our significant acquisition and investment activity presents certain risks to our business and operations, including, among other things, that:

•We may be unable to integrate successfully the operations, personnel or systems of acquired companies, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of acquisitions and other investments within the anticipated time frame, or at all;

•We may be unable to monitor and manage our expanded portfolio of properties effectively, retain key employees or attract highly qualified new employees;

•Projections of estimated future revenues, costs savings or operating metrics that we develop during the due diligence and integration planning process might be inaccurate;

•Our leverage could increase or our per share financial results could decline if we incur additional debt or issue equity securities to finance acquisitions and investments;

•Acquisitions and other new investments could divert management’s attention from our existing assets; or

•The value of acquired assets or the market price of our common stock may decline.

We cannot assure you that our acquisitions, developments, redevelopments and other investments will be successful or meet our expectations without encountering difficulties or that any such difficulties will not adversely affect our business, financial condition and results of operations.

Our ongoing strategy depends, in part, upon identifying and consummating future investments and effectively managing our expansion opportunities.

An important part of our business strategy is to continue to expand and diversify our portfolio, directly or indirectly with third parties, through accretive acquisition, investment, development and redevelopment activities in domestic and international healthcare real estate. Our execution of this strategy by successfully identifying, securing and consummating beneficial transactions is made more challenging by increased competition and can be affected by many factors, including our relationships with current and prospective clients and partners, our ability to obtain debt and equity capital at costs comparable to or better than our competitors and lower than the yield we earn on our acquisitions or investments, and our ability to negotiate favorable terms with property owners seeking to sell and other contractual counterparties. We compete for these opportunities with a broad variety of potential investors, including other healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. See “Business—Competition” included in Part I, Item 1 of this Annual Report. If we are unsuccessful at identifying and capitalizing on investment, acquisition, development and redevelopment opportunities and otherwise expanding and diversifying our portfolio, our growth and profitability may be adversely affected.

For example, we recently expanded into R&I and life sciences. When expanding into areas that are new to us, we face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; (iii) the diversion of management’s attention from our other businesses; (iv) the increasing demands on or issues related to operational and management systems and controls; (v) compliance with additional legal or regulatory requirements with which we are not familiar; and (vi) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. We cannot assure you that any new strategies, markets or businesses that we enter into will be successful or meet our expectations without encountering difficulties or that any such difficulties will not adversely affect our business, financial condition and results of operations.

Our investments in co-investment vehicles, joint ventures and minority interests may subject us to risks and liabilities that we would not otherwise face.

We have and may continue to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. In 2020, we formed the Ventas Investment Management Platform to consolidate our private capital management capabilities, which includes our Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Ventas Fund”), our joint venture with GIC and other partnerships with institutional capital vehicles, under a single platform. As of December 31, 2020, we had over $3 billion in assets under management in this platform. In the future, we may enter into additional co-investments, partnerships and joint ventures, either through the Ventas Investment Management Platform or otherwise. We also own minority investments in properties and unconsolidated operating entities which entitle us to rights and protections typical of minority investments, but that inherently involve a lesser degree of control over business operations.

There can be no assurance that we will be able to form new co-investment vehicles or attract third-party investment through additional investments or otherwise. Further, there can be no assurance that we are able to realize value from such investments.

These ventures involve risks not present with respect to our wholly owned properties, including the following:

•We may be unable to take actions that are opposed by our partners under arrangements that require us to share decision-making authority over major decisions;
•For ventures in which we have a noncontrolling interest, our partners may take actions that we oppose;
•If our partners become bankrupt or otherwise fail to fund their share of required capital contributions, we may choose to or be required to contribute such capital;
•We may be subject to transfer restrictions that apply to our interest in the venture;
•Our partners may have business interests or goals that conflict with our business interests and goals, including the timing, terms and strategies for any investments, and what levels of debt to incur or carry;
•Our partners may have competing interests in our markets that could create conflicts of interest;
•We could experience an impasse on certain decisions where we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes;
•Disagreements with our partners could result in litigation or arbitration;
•Our partners might become insolvent, fail to fund their share of required capital contributions or fail to fulfill their obligations as a partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital; and
•We may suffer other losses as a result of actions taken by our partners with respect to our venture investments.

In some instances, our partners may have the right to cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest will be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. This would require us to sell our interest in the venture when we would otherwise prefer to retain it.

Additionally, certain ventures require Ventas to assume the role of managing member with increased duties to the partnership. In the event of certain events or conflicts, our partners may have recourse against Ventas, including monetary penalties, the ability to force a sale or exit the venture, as well as other remedies.

Development, redevelopment and construction risks could affect our profitability.

We invest in various development and redevelopment projects. In deciding whether to make an investment in a project, we make certain assumptions regarding the expected future performance of the property. Our assumptions are subject to risks generally associated with development and redevelopment projects, including, among others, that:

•Tenants may not lease space at the quantity or rental rate levels or on the schedule projected, including due to increased competition in the market and other market and economic conditions;
•We may not complete the project on schedule or within budgeted amounts;
•We may not be able to recognize rental revenue in some cases although cash rent is being paid and the lease has commenced;
•We may encounter delays in obtaining or we may fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop or redevelop the property to market standards;
•We may be unable to obtain financing for the project on favorable terms or at all, including at the maturity of an applicable construction loan;
•Construction or other delays may provide tenants or residents the right to terminate preconstruction leases or cause us to incur additional costs, including through rent abatement;
•Volatility in the price of construction materials or labor may increase our project costs;
•In the case of our MOB and R&I developments, hospitals, health systems, or university partners may maintain significant decision-making authority with respect to the development schedule;
•Our builders or development managers may fail to perform or satisfy the expectations of our clients or prospective clients; and
•We may incorrectly forecast risks associated with development in new geographic regions, including new markets where we may not have sufficient depth of market knowledge.

If any of the risks described above occur, our development and redevelopment projects may not yield anticipated returns, which could adversely affect our business, financial condition and results of operations.

We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, borrowers, managers and other obligors.

We lease our properties to unaffiliated tenants or operate them through independent third-party managers. We are also a direct or indirect lender to various tenants and managers. We have limited control over the success or failure of our tenants’, borrowers’ and managers’ businesses, and, at any time, a tenant, borrower or manager may experience a downturn in its business that weakens its financial condition. If that happens, the tenant, borrower or manager may fail to make its payments to us when due. Although our lease, loan and management agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may decide not to exercise those remedies if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches. We may also decide not to enforce other contractual protections, such as annual rent escalators, or the properties may not generate sufficient revenue to achieve the specified rent escalation parameters, which would adversely affect our business, financial condition and results of operations. This risk could be exacerbated by new laws and regulations enacted during the COVID-19 pandemic that limit our ability to enforce contractual escalators against tenants affected by the COVID-19 pandemic.

A downturn in any one of our tenants’, borrowers’ or managers’ businesses could ultimately lead to its bankruptcy if it is unable to timely resolve the underlying causes, which may be largely outside of its control. Bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of our rights and remedies unenforceable, or, at the least, delay our ability to pursue such rights and remedies and realize any recoveries in connection therewith. For example, we cannot evict a tenant solely because of its bankruptcy filing. Additionally, a debtor-lessee may reject our lease in a bankruptcy proceeding, and any claim we have for unpaid rent might not be paid in full. We also may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant or manager.

Bankruptcy or insolvency proceedings may result in increased costs and significant management distraction. If we are unable to transition affected properties efficiently and effectively, such properties could experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about a tenant’s, borrowers’ or manager’s financial condition and insolvency proceedings may also negatively impact their and our reputations, which could result in decreased customer demand and revenues. Any or all of these risks could adversely affect our business, financial condition and results of operations. These risks would be magnified where we lease multiple properties to a single third party under a master lease, as a failure or default under a master lease would expose us to these risks across multiple properties.

We own certain properties subject to ground lease, air rights or other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to loss of the properties if such agreements are breached by us or terminated.

Our investments in MOBs, R&I buildings and facilities as well as other properties may be made through leasehold interests in the land on which the buildings are located, leases of air rights for the space above the land on which the buildings are located, or other similar restrictive arrangements. Many of these ground lease, air rights and other restrictive agreements impose significant limitations on our uses of the subject properties, restrict our ability to sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, we could lose our interests in the subject properties if the ground lease, air rights or other restrictive agreements are breached by us or terminated.

Environmental, Economic and Market Risks

Increased construction and development in the markets in which our properties are located could adversely affect our future occupancy rates, operating margins and profitability.

The oversupply of healthcare real estate could adversely affect our business. In many jurisdictions, limited barriers to entry could lead to the development of new properties that outpaces demand across our various asset classes. If existing supply and development collectively outpaces demand for those assets in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability, which could adversely affect our business, financial condition and results of operations.

General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.

We are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties. Our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties and could be adversely affected if conditions become less favorable in any such markets. For example, a shortage of skilled workers in a particular region, including nurses or other trained personnel, may force our third-party managers to enhance their pay and benefits package to compete effectively for such personnel, but such managers may not be able to offset these added costs by increasing the rates charged to residents, which may result in less revenue to our business.

A substantial portion of our value is derived from properties in California, New York, Texas, Pennsylvania and Illinois, and as a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, changing demographics, increased construction and competition or decreased demand for our properties, regional climate events and changes in state-specific legislation, which could adversely affect our business, financial condition and results of operations.

To the extent that we or our tenants, borrowers and managers are unable to navigate successfully the trends impacting our or their businesses and the industries in which we or they operate, we may be adversely affected.

Our tenants, borrowers and managers include senior housing operators, hospitals, post-acute facilities and other healthcare systems, medical offices and life sciences and technology companies that are subject to a complex set of trends affecting their businesses and the industries in which they operate. If we or they are unable to successfully navigate such trends, our business, financial condition and results of operators could be adversely affected.

There have been, and could be additional, advances or changes in technology, payment models, healthcare delivery models, regulation or consumer behavior or perception that could over time reduce demand for on-site activities provided at our properties. For example, the effects of shelter-in-place and stay-at-home orders, including remote work arrangements for an extended period of time, could broadly impact market demand for real estate and could cause long term structural changes in the marketplace. If our tenants and managers are not able to adapt to long-term changes in demand, their financial condition could be materially impacted, and our business could suffer. In addition, our tenants, borrowers and managers face an increasingly competitive labor market, which has been compounded by the COVID-19 pandemic. An inability to attract and retain trained personnel could negatively impact the ability of our tenants, borrowers and managers to meet their obligations to us. A shortage of care givers or other trained personnel, union activities, minimum wage laws, or general inflationary pressures on wages may force tenants, borrowers and managers to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents.

Additionally, controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect certain of our tenants, specifically acute care hospitals and post-acute facilities. Telehealth and increased use of home healthcare may also reduce demand for activities at our properties. The U.S. Congress and certain state legislatures have introduced and passed a number of proposals and legislation designed to make major changes in the healthcare system, including changes that directly or indirectly affect reimbursement. Several of these laws, including the Affordable Care Act, have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care, such as accountable care organizations and bundled payments. See “Government Regulation—United States Healthcare Regulation, Licensing and Enforcement” included in Part I, Item 1 of this Annual Report. These and other trends could significantly and adversely affect the profitability of these tenants, which could affect their ability to make rental payments to us or their willingness to renew their leases on terms that are as favorable to us, or at all.

The hospitals on or near the campuses where our MOBs are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs and our other properties that serve the healthcare industry.

Our MOBs and other properties that serve the healthcare industry depend on the competitiveness and financial viability of the hospitals on or near the campuses where our properties are located and their ability to attract physicians and other healthcare-related clients to our properties. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition for patients, physicians and physician groups, demographic trends in the surrounding community, market position and growth potential as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near the campus where one of our properties is located fails or becomes unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, that hospital may be unable to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. Because we rely on proximity to and affiliations with hospitals to create leasing demand in our properties, a hospital’s inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our properties and our business, financial condition and results of operations.

Our life science, R&I tenants face unique levels of regulation, expense and uncertainty.

Our life science, R&I tenants develop and sell products and services in an industry that is characterized by rapid and significant changes, evolving industry standards and uncertainty over the implementation of new healthcare reform legislation, which may cause them to lose competitive positions and adversely affect their operation. These tenants, particularly those involved in developing and marketing pharmaceutical products, require significant outlays of funds for the research and development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their obligations, including rent payments due to us, and our tenants’ ability to raise capital depends on the viability of their products and technologies, their financial and operating condition and outlook, and the overall financial, banking and economic environment. If private investors, the federal government, universities, public markets or other sources of funding are unavailable to support such development, including as a result of general economic conditions, adverse market conditions or government shutdowns that limit our tenants’ ability to raise capital, such as those resulting from the current COVID-19 pandemic, a tenant may not be able to pay rent on the terms agreed or at all, its business may fail and in certain cases, its lease may automatically terminate without any further obligation to pay us rent.

Additionally, the research and development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals. The approval process is typically long, expensive and uncertain. Even if our tenants have sufficient funds to seek approvals, one or all of their products may fail to obtain the required regulatory approvals on a timely basis or at all. Furthermore, our tenants may only have a small number of products under development. If one product fails to receive the required approvals at any stage of development, it could significantly adversely affect such tenant’s entire business and its ability to pay rent. Our tenants depend on the commercial success of certain products, and they may be unable to manufacture their products successfully or economically; may be unable to adapt to the rapid technological advances in the industry and to adequately protect their intellectual property under patent, copyright or trade secret laws or may face expiration of patent protection; may be faced with later discovery of safety concerns; may face competition from new products; or may not receive acceptance of their products.

We cannot assure you that any of our life science, R&I tenants will be successful in their businesses. Any tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making rental payments or satisfying its other lease obligations to us or may have difficulty maintaining the value of our investment, which could materially adversely affect our business, financial condition and results of operations.

Merger, acquisition and investment activity in our industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, borrowers or managers could adversely affect our business, financial condition and results of operations.

The seniors housing and healthcare industries have experienced and may continue to experience consolidation, including among owners of real estate, tenants and care providers. In connection with any change of control of a tenant, borrower or manager, such tenant’s, borrower’s or manager’s strategy, financial condition, management team or real estate needs may change, any of which could adversely affect our relationship with such party and our revenues and results of operations. In addition, a competitor’s investment in one of our tenants, borrowers or managers could enable our competitor to directly or indirectly influence that tenant’s, borrower’s or manager’s business and strategy in a manner that impairs our relationship with the tenant, borrower or manager or is otherwise adverse to our interests. Depending on our contractual agreements and the specific facts and circumstances, we may not have the right to consent to a competitor’s investment in, a change of control of, or other transactions impacting a tenant, borrower or manager.

Damage from catastrophic or extreme weather and other natural events and the physical effects of climate change could result in losses to the Company.

Certain of our properties are in areas particularly susceptible to revenue loss, cost increase or damage caused by catastrophic or extreme weather and other natural events, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding or other severe weather. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our or our tenants’, borrowers’ or managers’ property insurance coverage. Operationally, such events could cause a major power outage, leading to a disruption of our systems and operations. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable.

To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our business, financial condition or results of operations may be adversely affected.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

Our Capital Structure Risks

We may become more leveraged.

As of December 31, 2020, we had approximately $11.9 billion of outstanding indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness on an absolute basis or as a ratio to our cash flow could also have the following consequences:

•Potential limits on our ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate or healthcare industries;

•Potential impairment of our ability to obtain additional financing to execute on our business strategy; and

•Potential downgrade in the rating of our debt securities by one or more rating agencies, which could have the effect of, among other things, limiting our access to capital and increasing our cost of borrowing.

In addition, from time to time, we mortgage certain of our properties to secure payment of indebtedness. If we are unable to meet our mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a resulting loss of income and asset value.

We are highly dependent on access to the capital markets. Limitations on our ability to access capital could have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.

We cannot assure you that we will be able to raise the capital necessary to meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy, if our cash flow from operations is insufficient to satisfy these needs, and the failure to do so could adversely affect our business. We cannot assure you that conditions in the capital markets will not deteriorate or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings and our results of operations and financial condition. If we cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to maximize the return on those investments or that could result in adverse tax consequences to us.

As a public company, our access to debt and equity capital depends, in part, on the trading prices of our senior notes and common stock, which, in turn, depend upon market conditions that change from time to time, such as the market’s perception of our financial condition, our growth potential and our current and expected future earnings and cash distributions. Our failure to meet the market’s expectation regarding future earnings and cash distributions or a significant downgrade in the ratings assigned to our long-term debt could impact our ability to access capital or increase our borrowing costs.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. The continuance of decreased revenue and NOI as a result of the COVID-19 pandemic could lead to downgrades of our long-term credit rating. Such future downgrades could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. In addition, the deterioration of global economic conditions as a result of the pandemic has decreased occupancy levels and pricing across our portfolio as senior residents and tenants reduce or defer their spending.

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

Our ownership of properties in Canada and the United Kingdom currently subjects us to fluctuations in the exchange rates between U.S. dollars and Canadian dollars or the British pound, which may, from time to time, impact our financial condition and results of operations. If we continue to expand our international presence through investments in, or acquisitions or development of, senior housing or healthcare assets outside the United States, Canada or the United Kingdom, we may transact business in other foreign currencies. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such fluctuations will not adversely affect our business, financial condition and results of operations.

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

We may seek to manage our exposure to interest rate volatility with hedging arrangements that involve additional risks, including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may cause us to pay higher interest rates on our debt obligations than otherwise would be the case. Moreover, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our business, financial condition and results of operations.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR may affect our financial results.

LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.

Covenants in the instruments governing our and our subsidiaries’ existing indebtedness limit our operational flexibility, and a covenant breach could materially adversely affect our operations.

The terms of the instruments governing our existing indebtedness require us to comply with certain customary financial and other covenants, such as maintaining debt service coverage, leverage ratios and minimum net worth requirements. Our continued ability to incur additional debt and to conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the applicable debt instruments and could trigger defaults under any of our other indebtedness that is cross-defaulted against such instruments, even if we satisfy our payment obligations. In addition, covenants contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness may restrict our ability to obtain cash distributions from such subsidiaries for the purpose of meeting our debt service obligations. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from our breach of any of these covenants, could adversely affect our business, financial condition and results of operations.

Our Legal, Compliance and Regulatory Risks

Significant legal or regulatory proceedings could subject us or our tenants or managers to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our or their liquidity, financial condition and results of operations.

From time to time, we or our tenants or managers may be subject to lawsuits, investigations, claims and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of our tenants and managers. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims and employment claims, as well as regulatory proceedings, including proceedings related to our senior living operations, where we are typically the holder of the applicable healthcare license.

In our operating assets, including those in our senior living operations and office segments, we are generally responsible for all liabilities of such properties, including any lawsuits, investigations, claims and other legal or regulatory proceedings, other than those arising out of certain actions by our managers, such as those caused by gross negligence or willful misconduct. As a result, we have exposure to, among other things, professional and general liability claims, employment law claims and the associated litigation and other costs related to defending and resolving such claims. In our senior living operations in particular, if one of our managers fails to comply with applicable law or regulation, we may be deemed responsible, which could subject us to the imposition of civil, criminal and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure.

In certain circumstances, our tenants or managers may be contractually obligated to indemnify, defend and hold us harmless in whole or in part with respect to certain actions, legal or regulatory proceedings. In addition, third parties from whom we acquired certain of our assets and, in some cases, their affiliates may be required by the terms of the related conveyance documents to indemnify, defend and hold us harmless against certain actions, investigations and claims related to the acquired assets and arising prior to our ownership or related to excluded assets and liabilities. In some cases, a portion of the purchase price consideration is held in escrow for a specified period of time as collateral for these indemnification obligations. We cannot assure you that these third parties will be able to satisfy their defense and indemnification obligations to us or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification.

An unfavorable resolution of any such lawsuit, investigation, claims or other legal or regulatory proceeding could materially adversely affect our or our tenants’ or managers’ liquidity, financial condition and results of operations, and may not be subject to sufficient insurance coverage. In addition, even with a favorable resolution of any such litigation or proceeding, the effect of litigation and other potential litigation and proceedings may materially increase operating costs incurred by us or our tenants or managers. Negative publicity with respect to any lawsuits, claims or other legal or regulatory proceedings may also negatively impact their or our or the properties’ reputation.

The COVID-19 pandemic may cause our senior housing and healthcare business to face increased exposure to lawsuits or other legal or regulatory proceedings filed at the same time across multiple jurisdictions, such as professional or general liability litigation alleging wrongful death and negligence claims, some of which may result in large damage awards and not be indemnified or subject to sufficient insurance coverage, may require our support as a result of our indemnification agreements or may result in restrictions in the operations of our or our tenants’ or managers’ business.

We and our tenants, borrowers and managers may be adversely affected by regulation and enforcement.

We and our tenants, borrowers and managers are subject to or impacted by extensive and frequently changing federal, state, local and international laws and regulations. For example, the healthcare industry is subject to laws and regulations that relate to, among other things, licensure and CON, conduct of operations, ownership of facilities, construction of new facilities and addition of equipment, governmental reimbursement programs, such as Medicare and Medicaid, allowable costs, services, prices for services, qualified beneficiaries, appropriateness and classification of care, patient rights, resident health and safety, data privacy and security laws, wage and hour laws, fraud and abuse and financial and other arrangements that may be entered into by healthcare providers. We generally hold the applicable healthcare licenses and enroll in applicable government healthcare programs on behalf of the properties in our senior living operations segment, which subjects us to potential liability under certain of such related healthcare laws and regulations. See “Government Regulation—United States Healthcare Regulation, Licensing and Enforcement” included in Part I, Item 1 of this Annual Report. In addition, many of our R&I tenants are subject to laws and regulations that govern the research, development, clinical testing, manufacture and marketing of drugs, medical devices and similar products.

The laws and regulations that apply to us and our tenants, borrowers and managers are complex and may change rapidly, and efforts to comply and keep up with them require significant resources. Any changes in scope, interpretation or enforcement of the regulatory framework could require us or our tenants, borrowers or managers to invest significant resources responding to such changes. If we or our tenants, borrowers or managers fail to comply with the extensive laws, regulations and other requirements applicable to our or their businesses and the operation of our or their properties, we or they could face a number of remedial actions, including forced closure, loss of accreditation, bans on admissions of new patients or residents, imposition of fines, ineligibility to receive reimbursement from governmental and private third-party payor programs or civil or criminal penalties. In any such event, our and our tenants’, borrowers’ and managers’ respective businesses, results of operations (including results of properties) and financial condition could be adversely affected.

Our investments may expose us to unknown liabilities.

We may acquire or invest in properties or businesses that are subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow.

We may assume or incur liabilities, including, in some cases, contingent liabilities, and be exposed to actual or potential claims in connection with our acquisitions that adversely affect us, such as:

•Liabilities relating to the clean-up or remediation of environmental conditions;

•Unasserted claims of vendors or other persons dealing with the sellers;

•Liabilities, claims and litigation, including indemnification obligations, whether incurred in the ordinary course of business, relating to periods prior to or following our acquisition;

•Claims for indemnification by general partners, directors, officers and others indemnified by the sellers; and

•Liabilities for taxes relating to periods prior to our acquisition.

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

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we generally have indemnification rights against the current tenants of our properties for contamination caused by them, such indemnification may not adequately cover all environmental costs. See “Government Regulation—Environmental Regulation” included in Part I, Item 1 of this Annual Report.

The occurrence of cyber incidents could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. As our reliance on technology has increased, our business is subject to greater risk from cyber incidents, including attempts to gain unauthorized access to our or our managers’ or venture partners’ systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches. While we, our managers and our business partners have implemented measures to help mitigate these threats, such measures cannot guarantee that we or they will be successful in preventing a cyber incident. Our information technology networks and related systems are essential to our ability to perform day-to-day operations of our business and the occurrence of a cyber incident could result in a data center outage, disrupting our systems and operations, or the operations of our managers or business partners, compromise the confidential information of our employees, partners or the residents in our senior housing communities, and damage our business relationships and reputation. Although we have implemented various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cybersecurity plans and systems put in place by third-party providers, and such third-party providers may have limited indemnification obligations to us, which could cause us to be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information, material nonpublic information and intellectual property and trade secrets and other sensitive information in our possession. We could be required to make a significant investment to remedy the effects of any such failures, including but not limited to harm to our reputation, legal claims that we and our partners may be subjected to, regulatory or enforcement action arising out of applicable privacy and other laws, adverse publicity, or other events that may affect our business and financial performance.

The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties may not adequately insure against losses.

We maintain or require in our lease, management and other agreements that our tenants, managers or other counterparties maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly situated companies in each industry. Although we frequently review our insurance programs and requirements, we cannot assure you that we or our tenants, managers or other counterparties, will be able to procure or maintain adequate levels of insurance. As a result of the COVID-19 pandemic, the cost of insurance is expected to increase, and such insurance may not cover certain claims related to COVID-19. We also cannot assure you that we or our tenants, managers or other counterparties will maintain the insurance coverage required under our lease, management and other agreements, that we will continue to require the same levels of insurance under our lease, management and other agreements, that such insurance will be available at a reasonable cost in the future or at all or that the policies maintained will fully cover all losses on our properties upon the occurrence of a catastrophic event. Furthermore, we cannot make any guaranty as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our tenants, managers and other counterparties. If we sustain losses in excess of our insurance coverage, we may be required to pay the difference and we could lose our investment in, or experience reduced profits and cash flows from our operations.

In certain cases, we and our tenants and managers may be subject to professional liability, general liability, employment, premise, privacy, environmental, unfair business practice and contracts claims brought by plaintiffs’ attorneys seeking significant damages and attorneys’ fees, some of which may not be insured or indemnified and some of which may result in significant damage awards. Due to the historically high frequency and severity of professional liability claims against senior housing and healthcare providers, the availability of professional liability insurance has decreased and the premiums on such insurance coverage remain costly. In addition, insurance for other claims such as wage and hour, certain environmental, privacy and unfair business practices may no longer be available, and the premiums on such insurance coverage, to the extent it is available, remain costly. As a result, insurance protection against such claims may not be sufficient to cover all claims against us or our tenants or managers and may not be available at a reasonable cost or otherwise on terms that provide adequate coverage. If we or our tenants and managers are unable to maintain adequate insurance coverage or are required to pay damages, we or they may be exposed to substantial liabilities and the adverse impact on our or our tenants’ and managers’ respective financial condition, results of operations and cash flows could be material, and could adversely affect our tenants’ and managers’ ability to meet their obligations to us.

Additionally, we and those of our tenants and managers who self-insure or who transfer risk of losses to a wholly owned captive insurance company could incur large funded and unfunded property and liability expenses, which could materially adversely affect theirs or our liquidity, financial condition and results of operations.

Failure to maintain effective internal controls could harm our business, results of operations and financial condition.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, effective internal controls over financial reporting may not prevent or detect misstatement and can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls over financial reporting and our operating internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, financial condition and results of operations could be adversely affected and we could fail to meet our reporting obligations.

Our REIT Status Risks

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

If we lose our status as a REIT (currently or with respect to any tax years for which the statute of limitations has not expired), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved because:

•We would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to regular U.S. federal corporate income tax;

•We could be subject to increased state and local taxes; and

•Unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

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

From time to time, we may not have sufficient cash or other liquid assets to satisfy the REIT distribution requirements. For example, timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, or non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may prevent us from having sufficient cash or liquid assets to satisfy the 90% distribution requirement.

In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, see “—Our Capital Structure Risks—We are highly dependent on access to the capital markets. Limitations on our ability to access capital could have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.” The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain of these transactions.

To preserve our qualification as a REIT, our certificate of incorporation contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of our company.

To assist us in preserving our qualification as a REIT, our certificate of incorporation provides that if a person acquires beneficial ownership of more than 9.0% of our outstanding common stock or more than 9.9% of our outstanding preferred stock, the shares that are beneficially owned in excess of the applicable limit are considered “excess shares” and are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the excess shares and the trustee may exercise all voting power over the excess shares. In addition, we have the right to purchase the excess shares for a price equal to the lesser of (i) the price per share in the transaction that created the excess shares or (ii) the market price on the day we purchase the shares. If we do not purchase the excess shares, the trustee of the trust is required to transfer the shares at the direction of our Board of Directors. These ownership limits could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

Our use of TRSs is limited under the Code.

Under the Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation, or that such compliance will not adversely affect our business. Also, our TRSs may not, among other things, operate or manage certain healthcare facilities, which may cause us to forgo investments we might otherwise make. Finally, we may be subject to a 100% excise tax on the income derived from certain transactions with our TRSs that are not on an arm's-length basis. We believe our arrangements with our TRSs are on arm's-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above, but there can be no assurance that we will be able to avoid application of that tax.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities (including investing in our tenants) or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. In order to meet these tests, we may be required to forego investments we might otherwise make (including investments in our tenants) or to liquidate otherwise attractive investments. This limited investment scope could also lead to financial risks or limit our flexibility during times of operating instability.

The lease of qualified healthcare properties to a TRS is subject to special requirements.

We lease certain healthcare properties to TRSs, which lessees contract with third-party managers to manage the healthcare operations at these properties. The rents we receive from a TRS pursuant to this arrangement are treated as qualifying rents from real property if the healthcare property is a qualified healthcare property (as defined in the Code), the rents are paid pursuant to an arm’s-length lease with a TRS and the manager qualifies as an eligible independent contractor (as defined in the Code). We have structured the applicable leases and related arrangements in a manner intended to meet these requirements, but there can be no assurance that these conditions will be satisfied. If any of these conditions is not satisfied with respect to a particular lease, then the rents we receive with respect to such lease will not be qualifying rents, which could have an adverse effect on our ability to comply with REIT income tests and thus on our ability to qualify as a REIT unless we are able to avail ourselves of certain relief provisions.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business, unless certain safe harbor exceptions apply. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and IRS, any of which could lessen or increase the impact of the 2017 Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often use federal taxable income as a starting point for computing state and local tax liabilities.

ITEM 1B.    Unresolved Staff Comments

    None.

ITEM 2.    Properties

Senior Housing and Healthcare Properties

As of December 31, 2020, we owned or managed through unconsolidated real estate entities approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. We had 13 properties under development, three of which are owned by unconsolidated real estate entities. We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.

As of December 31, 2020, we had $2.2 billion aggregate principal amount of mortgage loan and secured revolving construction credit facility indebtedness outstanding, secured by 80 of our properties. Excluding the portion of such indebtedness attributable to our joint venture partners, our share of mortgage loan and secured revolving construction credit facility indebtedness outstanding was $2.0 billion.

The following table provides additional information regarding the geographic diversification of our consolidated portfolio of properties as of December 31, 2020 (excluding properties owned through investments in unconsolidated real estate entities and properties classified as held for sale).

	Senior Housing Communities		SNFs		MOBs		Research and Innovation Centers		IRFs and LTACs		Health Systems
Geographic Location	# of Properties	Units	# of Properties	Licensed Beds	# of Properties	Square Feet(1)	# of Properties	Square Feet(1)	# of Properties	Licensed Beds	# of Properties	Licensed Beds
Alabama	5	324	—	—	4	469	—	—	—	—	—	—
Arkansas	4	302	—	—	1	5	—	—	—	—	—	—
Arizona	26	2,256	—	—	15	962	1	227	1	60	—	—
California	84	9,494	—	—	30	2,491	3	784	6	503	—	—
Colorado	15	1,257	1	82	13	896	—	—	1	68	—	—
Connecticut	13	1,587	—	—	—	—	2	1,032	—	—	—	—
District of Columbia	—	—	—	—	2	102	—	—	—	—	—	—
Florida	46	4,561	—	—	11	223	1	252	6	508	—	—
Georgia	19	1,695	—	—	14	1,187	—	—	—	—	—	—
Idaho	1	70	—	—	—	—	—	—	—	—	—	—
Illinois	25	2,955	1	82	35	1,424	1	129	4	430	—	—
Indiana	5	402	—	—	23	1,603	—	—	1	59	—	—
Kansas	8	515	—	—	—	—	—	—	—	—	—	—
Kentucky	9	805	—	—	3	120	—	—	1	384	—	—
Louisiana	1	58	—	—	5	362	—	—	—	—	—	—
Massachusetts	15	1,838	—	—	—	—	1	78	—	—	—	—
Maryland	5	352	—	—	2	83	5	467	—	—	—	—
Maine	6	452	—	—	—	—	—	—	—	—	—	—
Michigan	21	1,345	—	—	13	589	—	—	—	—	—	—
Minnesota	14	856	—	—	4	241	—	—	—	—	—	—
Missouri	2	154	—	—	21	1,168	5	818	1	60	—	—
Mississippi	—	—	—	—	1	51	—	—	—	—	—	—
Montana	3	222	—	—	—	—	—	—	—	—	—	—
North Carolina	22	1,666	—	—	17	831	10	1,712	1	124	—	—
North Dakota	2	115	—	—	1	114	—	—	—	—	—	—
Nebraska	1	133	—	—	—	—	—	—	—	—	—	—
New Hampshire	1	126	—	—	—	—	—	—	—	—	—	—
New Jersey	14	1,301	1	153	3	37	—	—	—	—	—	—
New Mexico	4	451	—	—	—	—	—	—	2	123	4	544
Nevada	3	326	—	—	5	416	—	—	1	52	—	—
New York	41	4,729	—	—	4	244	—	—	—	—	—	—
Ohio	24	1,664	—	—	28	1,226	—	—	1	50	—	—
Oklahoma	7	439	—	—	1	80	—	—	—	—	4	954
Oregon	23	2,109	—	—	1	105	—	—	—	—	—	—
Pennsylvania	31	2,326	4	620	9	713	5	953	1	52	—	—
Rhode Island	4	399	—	—	—	—	3	580	—	—	—	—
South Carolina	6	494	—	—	20	1,093	—	—	—	—	—	—
South Dakota	4	182	—	—	—	—	—	—	—	—	—	—
Tennessee	17	1,247	—	—	7	278	—	—	1	49	—	—
Texas	45	3,588	—	—	16	837	—	—	9	617	2	445
Utah	3	321	—	—	—	—	—	—	—	—	—	—
Virginia	8	655	—	—	5	231	3	453	—	—	—	—
Washington	19	1,909	5	469	10	579	—	—	—	—	—	—
Wisconsin	45	2,218	—	—	21	1,105	—	—	—	—	—	—
West Virginia	2	123	4	326	—	—	—	—	—	—	—	—
Wyoming	2	169	—	—	—	—	—	—	—	—	—	—
Total U.S.	655	58,190	16	1,732	345	19,860	40	7,487	37	3,139	10	1,943
Canada	74	13,943	—	—	—	—	—	—	—	—	—	—
United Kingdom	12	776	—	—	—	—	—	—	—	—	3	121
Total	741	72,909	16	1,732	345	19,860	40	7,487	37	3,139	13	2,064

(1)Square Feet are in thousands. Totals may not foot due to rounding.

Corporate Offices

Our headquarters are located in Chicago, Illinois and we have an additional corporate office in Louisville, Kentucky. We lease all of our corporate offices.

ITEM 3.    Legal Proceedings

The information contained in “Note 14 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.”     As of February 18, 2021, there were 374.7 million shares of our common stock outstanding, held by approximately 3,802 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), governing REITs. In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to any net capital gain. In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2021.

In general, our Board of Directors makes decisions regarding the nature, frequency and amount of our dividends on a quarterly basis. Because the Board considers many factors when making these decisions, including our present and future liquidity needs, our current and projected financial condition and results of operations and the performance and credit quality of our tenants, borrowers and managers, we cannot assure you that we will maintain the practice of paying regular quarterly dividends to continue to qualify as a REIT. Please see “Cautionary Statements” and the risk factors included in Part I, Item 1A of this Annual Report for a description of other factors that may affect our distribution policy.

Director and Employee Stock Sales

Certain of our directors, executive officers and other employees have adopted or, from time to time in the future, may adopt non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act, or otherwise monetize, gift or transfer their equity-based compensation. These transactions typically are conducted for estate, tax and financial planning purposes and are subject to compliance with our Amended and Restated Securities Trading Policy and Procedures (“Securities Trading Policy”), the minimum stock ownership requirements contained in our Guidelines on Governance and all applicable laws and regulations.

Our Securities Trading Policy expressly prohibits our directors, executive officers and employees from buying or selling derivatives with respect to our securities or other financial instruments that are designed to hedge or offset a decrease in the market value of our securities and from engaging in short sales with respect to our securities. In addition, our Securities Trading Policy prohibits our directors and executive officers from holding our securities in margin accounts or pledging our securities to secure loans without the prior approval of our Audit and Compliance Committee. Each of our directors and executive officers has advised us that he or she is in compliance with the Securities Trading Policy and has not pledged any of our equity securities to secure margin or other loans.

Stock Repurchases

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2020:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31	158	$42.19	—	—
November 1 through November 30	138	46.52	—	—
December 1 through December 31	226	48.79	—	—
Total	522	$46.19	—	—

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

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2015 through December 31, 2020, with the cumulative total returns of the NYSE Composite Index, the FTSE Nareit Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2015 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Ventas	$100	$116	$117	$121	$125	$113
NYSE Composite Index	$100	$112	$133	$122	$153	$164
Composite REIT Index	$100	$109	$120	$115	$147	$138
S&P 500 Index	$100	$112	$136	$130	$171	$203

ITEM 6.    Selected Financial Data

The selected financial data has been derived from our audited Consolidated Financial Statements included in Part II, Item 8 of this Annual Report and previous Annual Reports. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report and our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 of this Annual Report, as acquisitions, dispositions, changes in accounting policies and other items may impact the comparability of the financial data.

	As of and For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$1,494,892	$1,609,876	$1,513,807	$1,593,598	$1,476,176
Resident fees and services	2,197,160	2,151,533	2,069,477	1,843,232	1,847,306
Interest expense	469,541	451,662	442,497	448,196	419,740
Property-level operating expenses	1,937,443	1,808,208	1,689,880	1,483,072	1,434,762
General, administrative and professional fees	130,158	158,726	145,978	135,490	126,875
Income from continuing operations	441,185	439,297	415,991	1,361,222	652,412
Net income attributable to common stockholders	439,149	433,016	409,467	1,356,470	649,231
Per Share Data
Income from continuing operations:
Basic	$1.18	$1.20	$1.17	$3.83	$1.89
Diluted	$1.17	$1.19	$1.16	$3.80	$1.87
Net income attributable to common stockholders:
Basic	$1.18	$1.18	$1.15	$3.82	$1.88
Diluted	$1.17	$1.17	$1.14	$3.78	$1.86
Cash dividends declared per common share	$2.143	$3.170	$3.163	$3.115	$2.965
Other Data
Net cash provided by operating activities	$1,450,176	$1,437,783	$1,381,467	$1,428,752	$1,354,702
Net cash provided by (used in) investing activities	154,295	(1,585,299)	324,496	(937,107)	(1,214,280)
Net cash (used in) provided by financing activities	(1,300,021)	160,674	(1,761,937)	(671,327)	96,838
FFO attributable to common stockholders(1)	1,269,255	1,436,049	1,308,149	1,512,885	1,440,544
Normalized FFO attributable to common stockholders (1)	1,249,972	1,423,047	1,462,055	1,491,241	1,438,643
Balance Sheet Data
Real estate property, gross	$28,427,700	$28,826,816	$26,476,938	$26,260,553	$25,380,524
Cash and cash equivalents	413,327	106,363	72,277	81,355	286,707
Total assets	23,929,404	24,692,208	22,584,555	23,954,541	23,166,600
Senior notes payable and other debt	11,895,412	12,158,773	10,733,699	11,276,062	11,127,326

(1)We consider Funds From Operations attributable to common stockholders (“FFO”) and normalized FFO attributable to common stockholders to be appropriate supplemental measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by non-recurring items and other non-operational events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.

FFO and normalized FFO presented in this Annual Report, or otherwise disclosed by us, may not be comparable to FFO and normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO should not be considered as alternatives to net income attributable to common stockholders (determined in accordance with U.S. generally accepted accounting principles (“GAAP”)) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO necessarily indicative of sufficient cash flow to fund all of our needs.

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property, including gains or losses on remeasurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan, derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income and non-cash charges related to leases; (d) the financial impact of contingent consideration, severance-related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other unusual items related to unconsolidated entities; (g) expenses related to the reaudit and re-review in 2014 of our historical financial statements and related matters; (h) net expenses or recoveries related to natural disasters; and (i) other incremental items set forth in the normalized FFO reconciliation included herein.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” included in Part II, Item 7 of this Annual Report for a reconciliation of FFO and normalized FFO to our GAAP earnings.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an understanding and assessment of the consolidated financial condition and results of operations of Ventas, Inc. You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 of this Annual Report and our Risk Factors included in Part I, Item 1A of this Annual Report.

Business Summary and Overview of 2020

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate, with a highly diversified portfolio of senior housing; life science, research and innovation; and healthcare properties; which we generally refer to as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of December 31, 2020, we owned or managed through unconsolidated real estate entities approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with an additional office in Louisville, Kentucky.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 19 – Segment Information,” included in Part II, Item 8 of this Annual Report. Our senior housing properties are either operated under triple-net leases in our triple-net leased properties segment or through independent third-party managers in our senior living operations segment.

We aim to enhance shareholder value by delivering consistent, superior total returns by (1) generating reliable and growing cash flows, (2) maintaining a balanced, diversified portfolio of high-quality assets and (3) preserving our financial strength, flexibility and liquidity.

Our ability to access capital in a timely and cost-effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock impact our access to and cost of external capital. For that reason, we generally attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt.

COVID-19 Update

During fiscal 2020 and continuing into fiscal 2021, the COVID-19 pandemic has negatively affected our businesses in a number of ways and is expected to continue to do so.

Operating Results. Our senior living operations segment, which we also refer to as SHOP, was significantly impacted by the COVID-19 pandemic. Occupancy decreased over the course of 2020, while operating expenses increased as our senior living communities responded to the pandemic, resulting in a significant decline in NOI compared to 2019. Our NNN senior housing tenants’ performance was similarly affected by COVID-19. During the course of 2020, we modified certain NNN senior housing leases to reset rent and provided other modest financial accommodations to certain NNN senior housing tenants who needed it as a result of COVID-19. We also wrote-off previously accrued straight-line rental income related to NNN senior housing tenants due to COVID-19.

However, we benefited from our ongoing strategy of diversification, with our office and NNN healthcare businesses demonstrating resilience in the face of the pandemic. The Company’s NNN healthcare tenants benefited from significant government financial support that was deployed early and has partially offset the direct financial impact of the pandemic. Our office operations segment, which primarily serves MOB and research and innovation tenants that were less impacted by the pandemic, delivered steady performance throughout the year.

Provider Relief Grants. In the third and fourth quarter of 2020, we applied for grants under Phase 2 and Phase 3 of the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our senior living operations segment to partially mitigate losses attributable to COVID-19. These grants are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions. See “Government Regulation—Governmental Response to the COVID-19 Pandemic” in Part I, Item 1 of this Annual Report.

During the fourth quarter of 2020, we received $34.3 million and $0.8 million in grants in connection with our Phase 2 and Phase 3 applications, respectively, and recognized these grants within property-level operating expenses in our Consolidated Statements of Income. Subsequent to December 31, 2020, we received $13.6 million in grants in connection with our Phase 3 applications, which we expect to recognize in 2021. While we have received all amounts under our Phase 2 applications and have begun to receive amounts under our Phase 3 applications, there can be no assurance that our remaining applications will be approved or that additional funds will ultimately be received. Any grants that are ultimately received and retained by us are not expected to fully offset the losses incurred in our senior living operating portfolio that are attributable to COVID-19. Further, although we continue to monitor and evaluate the terms and conditions associated with the Provider Relief Fund distributions, we cannot assure you that we will be in compliance with all requirements related to the payments received under the Provider Relief Fund.

Capital Conservation Actions. In response to the COVID-19 pandemic, we took precautionary steps to increase liquidity and preserve financial flexibility in light of the resulting uncertainty. See “—Liquidity and Capital Resources; Recent Capital Conservation Actions.” As of February 16, 2021, we had approximately $3.0 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program and negligible near-term debt maturing.

Continuing Impact. The trajectory and future impact of the COVID-19 pandemic remains highly uncertain. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the speed at which available vaccines can be successfully deployed; the rate of acceptance of available vaccines, particularly among the residents and staff in our senior housing communities; the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of testing, the extent to which governments impose, roll-back or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

See “Note 1 - Description of Business - COVID-19 Update” for a description of charges recognized during the year ended December 31, 2020 as a result of the COVID-19 pandemic.

Select 2020 and Early 2021 Highlights

COVID-19 Response

•Since the start of the COVID-19 pandemic, in addition to actions described under “COVID-19 Update” above, we have consistently prioritized the health and safety of employees, residents, tenants and managers, serving as an important resource for information and best practices and leading our industry in testing, including through an early arrangement with Mayo Clinic Laboratories.

•We executed on a multi-pronged capital conservation strategy to mitigate the impact of COVID-19, including reducing our planned capital expenditures, reducing capital commitments, establishing a quarterly dividend of $0.45 per share beginning in the second quarter and adjusting the Company’s corporate cost structure.

Ventas Investment Management

•We established a third party capital platform, Ventas Investment Management (“VIM”), bringing together our third party capital ventures under one umbrella, including the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Ventas Fund”) and our research and innovation (“R&I”) development joint venture with GIC (the “R&I Development JV”) described below. As of December 31, 2020, VIM had over $3 billion in assets under management.

•In March 2020, we formed the Ventas Fund, a perpetual life investment vehicle focused on investments in research and innovation centers, medical office buildings and senior housing communities in North America. We are the sponsor and general partner of the Ventas Fund. To seed the Ventas Fund, we contributed six stabilized research and innovation and medical office properties and received cash consideration of $620 million and a 21% interest in the Ventas Fund. In October 2020, the Ventas Fund acquired a portfolio of three life science properties in the South San Francisco life science cluster for $1.0 billion.

•In October 2020, we formed the R&I Development JV with GIC. To seed the R&I Development JV, we contributed our controlling interest in four in-progress university-based research and innovation development projects whose total expected cost approximates $930 million.

Investments and Dispositions

•During the year ended December 31, 2020, we acquired 10 properties for an aggregate consideration of $249.5 million.

•During the year ended December 31, 2020, we recognized $262.2 million of gains on sale of real estate including 2020, including $225.1 million for the sale of six properties to the Ventas Fund, $13.7 million for the sale of four in-progress development projects to the R&I Development JV and and $23.4 million for the sale of 31 other properties.

•During the year ended December 31, 2020, we received aggregate proceeds of $106.1 million for the full repayment of the principal balances of various loans receivable with a weighted average interest rate of 8.3% that were due to mature between 2020 and 2025, resulting in total gains of $1.4 million.

Liquidity and Capital

•As of December 31, 2020, we had approximately $3.3 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program and negligible near-term debt maturing.

•In April 2020, we raised $500.0 million through the issuance of 4.75% senior notes due 2030.

•In October 2020,we reduced near-term debt maturities by retiring $236.3 million aggregate principal amount then outstanding of our 3.25% senior notes due 2022 at 104.14% of par value, plus accrued and unpaid interest to the payment date.

•During 2020, we sold an aggregate of 1.5 million shares of common stock under our “at-the-market” equity offering program for average gross proceeds of $44.88 per share.

•In January 2021, we entered into an amended and restated unsecured credit facility (the “New Credit Facility”) comprised of a $2.75 billion unsecured revolving credit facility initially priced at LIBOR plus 82.5 basis points.

•In February 2021, in order to reduce near-term maturities, we issued a make whole redemption for the entirety of the $400 million outstanding aggregate principal amount of 3.10% senior notes due January 2023. The redemption is expected to settle in March 2021, principally using cash on hand.

Portfolio

•In July 2020, we entered into a revised master lease agreement (the “Brookdale Lease”) and certain other agreements (together with the Brookdale Lease, the “Agreements”) with Brookdale Senior Living.

•In April 2020, we completed a transaction with affiliates of Holiday Retirement (with its affiliates, collectively, “Holiday”), including entry into a new, terminable management agreement for our 26 independent living assets that were previously subject to a triple-net lease (the “Holiday Lease”) with Holiday.

Environmental, Social and Governance

•During 2020, we continued our leadership in ESG, receiving numerous accolades, including the 2020 Nareit Health Care “Leader in the Light” award for a fourth consecutive year, the 2020 Bloomberg Gender-Equality Index for the second consecutive year, the 2020 Dow Jones Sustainability World Index for the second consecutive year and maintaining our industry-leading position in GRESB.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2 – Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Principles of Consolidation

The Consolidated Financial Statements included in Part II, Item 8 of this Annual Report include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

The fair value of acquired lease-related intangibles, if any, reflects: (i) the estimated value of any above or below market leases, determined by discounting the difference between the estimated market rent and in-place lease rent; and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. We amortize any acquired lease-related intangibles to revenue or amortization expense over the remaining life of the associated lease plus any assumed bargain renewal periods. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized amounts of lease-related intangibles associated with that lease in operations over the shortened lease term.

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

Estimates of fair value used in our evaluation of investments in real estate are based upon discounted future cash flow projections, if necessary, or other acceptable valuation techniques that are based, in turn, upon all available evidence including level three inputs, such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data such as replacement cost or comparable transactions. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Revenue Recognition

We recognize rental revenues under our leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. We assess the probability of collecting substantially all rents under our leases based on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, the type of property, the value of the underlying collateral, if any, expected future performance of the property and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all rents under the lease, we record a charge to rental income. If we change our conclusions regarding the probability of collecting rent payments required by a lease, we may recognize adjustments to rental income in the period we make such change in our conclusions.

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

Results of Operations

As of December 31, 2020, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment net operating income (“NOI”) and related measures. In addition to the information presented below, see “Note 19 – Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information regarding our business segments and a discussion of our definition of segment NOI. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Years Ended December 31, 2020 and 2019

The table below shows our results of operations for the years ended December 31, 2020 and 2019 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Years Ended December 31,		(Decrease) Increase to Net Income
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$673,105	$754,337	$(81,232)	(10.8%)
Senior living operations	538,489	630,135	(91,646)	(14.5)
Office operations	549,375	574,157	(24,782)	(4.3)
All other	87,021	92,610	(5,589)	(6.0)
Total segment NOI	1,847,990	2,051,239	(203,249)	(9.9)
Interest and other income	7,609	10,984	(3,375)	(30.7)
Interest expense	(469,541)	(451,662)	(17,879)	(4.0)
Depreciation and amortization	(1,109,763)	(1,045,620)	(64,143)	(6.1)
General, administrative and professional fees	(130,158)	(158,726)	28,568	18.0
Loss on extinguishment of debt, net	(10,791)	(41,900)	31,109	74.2
Merger-related expenses and deal costs	(29,812)	(15,235)	(14,577)	(95.7)
Allowance on loans receivable and investments	(24,238)	—	(24,238)	nm
Other	(707)	10,339	(11,046)	nm
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	80,589	359,419	(278,830)	(77.6)
Income (loss) from unconsolidated entities	1,844	(2,454)	4,298	nm
Gain on real estate dispositions	262,218	26,022	236,196	nm
Income tax benefit	96,534	56,310	40,224	71.4
Income from continuing operations	441,185	439,297	1,888	0.4
Discontinued operations	—	—	—	nm
Net income	441,185	439,297	1,888	0.4
Net income attributable to noncontrolling interests	2,036	6,281	4,245	67.6
Net income attributable to common stockholders	$439,149	$433,016	6,133	1.4
nm—not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of December 31, 2020, but excluding assets whose operations were classified as discontinued operations:

	For the Years Ended December 31,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$695,265	$780,898	$(85,633)	(11.0%)
Less: Property-level operating expenses	(22,160)	(26,561)	4,401	16.6
Segment NOI	$673,105	$754,337	(81,232)	(10.8)
nm—not meaningful

In our triple-net leased properties reportable business segment, our revenues generally consist of fixed rental amounts (subject to contractual escalations) received from our tenants in accordance with the applicable lease terms. We report revenues and property-level operating expenses within our triple-net leased properties reportable business segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants.

The Triple-net leased properties segment NOI decrease in 2020 over the prior year is attributable primarily to the transition of 26 independent living assets at the start of the second quarter 2020 operated by Holiday from our triple-net portfolio to our senior housing operating portfolio, lower rental income from the Brookdale lease modification at the start of the third quarter of 2020, and the COVID-19 related write-off of previously accrued straight-line rental income during 2020 of $67.6 million (non-Holiday assets), partially offset by the $50.2 million impact of terminating the Holiday Lease. We will continue to try to collect rent on a contractual basis for the tenants where straight-line rent has been written off, but we have determined that collectability is not probable due to COVID-19.

Occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2020 and measured over the trailing 12 months ended September 30, 2020 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2019 and measured over the 12 months ended September 30, 2019. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full four quarters of occupancy results.

	Number of Properties at December 31, 2020	Average Occupancy for the Trailing 12 Months Ended September 30, 2020	Number of Properties at December 31, 2019	Average Occupancy for the Trailing 12 Months Ended September 30, 2019
Senior housing communities	290	82.1%	326	86.0%
Skilled nursing facilities (“SNFs”)	16	82.9	16	87.3
IRFs and LTACs	35	55.7	36	53.6

Declines in occupancy are primarily the result of COVID-19 impacts to senior housing and SNF operations.

The following table compares results of operations for our 359 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Annual Report on Form 10-K for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Years Ended December 31,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$601,195	$669,510	$(68,315)	(10.2%)
Less: Property-level operating expenses	(19,166)	(19,198)	32	0.2
Segment NOI	$582,029	$650,312	(68,283)	(10.5)
nm—not meaningful

The decrease in our same-store triple-net leased properties rental income in 2020 over the prior year is attributable primarily to the COVID-19 related write-off of previously accrued straight-line rental income of $67.6 million during 2020 and lower rental income from the Brookdale lease modification at the start of the third quarter of 2020, partially offset by rent increases due to contractual escalations pursuant to the terms of our leases. We will continue to try to collect rent on a contractual basis for the tenants where straight-line rent has been written off, but we have determined that collectability is not probable due to COVID-19.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2020.

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$2,197,160	$2,151,533	$45,627	2.1%
Less: Property-level operating expenses	(1,658,671)	(1,521,398)	(137,273)	(9.0)
Segment NOI	$538,489	$630,135	(91,646)	(14.5)

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2020	2019	2020	2019	2020	2019
Total communities	432	401	81.7%	86.6%	$4,766	$5,451

Resident fees and services include all amounts earned from residents at our senior housing communities, such as rental fees related to resident leases, extended healthcare fees and other ancillary service income. Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.

The decrease in our senior living operations segment NOI in 2020 over the prior year is primarily attributable to lower occupancy resulting from the COVID-19 pandemic. In addition, NOI has been negatively impacted by increased operating costs as a result of the COVID-19 pandemic, which is partially offset by the receipt of $35.1 million in grants during the fourth quarter 2020 from HHS under the Provider Relief Fund. We also had more properties in this segment because of the transition of 26 independent living assets at the start of the second quarter 2020 operated by Holiday from our triple-net portfolio to our senior housing operating portfolio and the third quarter 2019 acquisition of 34 Canadian senior housing communities via an equity partnership with Le Groupe Maurice, which contributed to NOI.

The following table compares results of operations for our 335 same-store senior living operating communities.

	For the Years Ended December 31,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,796,135	$1,967,402	$(171,267)	(8.7%)
Less: Property-level operating expenses	(1,385,316)	(1,376,587)	(8,729)	(0.6)
Segment NOI	$410,819	$590,815	(179,996)	(30.5)

nm—not meaningful

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2020	2019	2020	2019	2020	2019
Same-store communities	335	335	79.6%	86.9%	$5,765	$5,790

The decrease in our same-store senior living operations segment NOI is primarily attributable to lower occupancy resulting from the COVID-19 pandemic. In addition, NOI has been negatively impacted by increased operating costs as a result of the COVID-19 pandemic, which is partially offset by the receipt of $31.9 million in grants from HHS under the Provider Relief Fund.
Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2020.

	For the Years Ended December 31,		(Decrease) Increase to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$799,627	$828,978	$(29,351)	(3.5%)
Office building services revenue	8,675	7,747	928	12.0
Total revenues	808,302	836,725	(28,423)	(3.4)
Less:
Property-level operating expenses	(256,612)	(260,249)	3,637	1.4
Office building services costs	(2,315)	(2,319)	4	0.2
Segment NOI	$549,375	$574,157	(24,782)	(4.3)

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2020	2019	2020	2019	2020	2019
Total office buildings	374	382	89.7%	90.3%	$34	$34

The decrease in our office operations segment NOI in 2020 over the prior year is attributable to assets sold to the Ventas Fund in the first quarter of 2020, lease termination fees received in 2019, and COVID-19 impacts including the write-off of previously accrued straight-line rental income during 2020 and reduced parking revenues. These reduction in NOI were partially offset by active leasing at recently developed and redeveloped properties, improved tenant retention, contractual rent escalators, acquisitions and business interruption insurance proceeds.

The following table compares results of operations for our 355 same-store office buildings.

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2020	2019	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$743,563	$733,482	$10,081	1.4%
Less: Property-level operating expenses	(235,789)	(231,946)	(3,843)	(1.7)
Segment NOI	$507,774	$501,536	6,238	1.2

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2020	2019	2020	2019	2020	2019
Same-store office buildings	355	355	91.3%	92.2%	$34	$33

The increase in our same-store office operations segment NOI in 2020 over the prior year is attributable primarily to successful leasing, enhanced tenant retention, continued strong collections through the COVID-19 pandemic and contractual rent escalations.

All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $5.6 million decrease in all other segment NOI in 2020 over the prior year is primarily due to reduced interest income from our loans receivable investments from lower LIBOR-based interest rates, repayments of loans outstanding net of new issuances, partially offset by increased management fee revenues from investments in unconsolidated real estate entities. See “Note 6 – Loans Receivable and Investments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Interest and Other Income

The $3.4 million decrease in interest and other income in 2020 over the prior year is primarily due to 2019 income from the exercise of warrants related to our research and innovation properties, partially offset by a 2020 reduction of a liability related to an acquisition and interest income on short-term investments.

Interest Expense

The $17.9 million increase in total interest expense in 2020 over the prior year is primarily attributable to an increase of $53.0 million due to higher debt balances, partially offset by a decrease of $35.5 million due to a lower effective interest rate. Our weighted average effective interest rate was 3.5% for 2020, compared to 3.8% for 2019. Capitalized interest for 2020 and 2019 was $9.6 million and $9.0 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased during 2020 compared to 2019, primarily due to an increase in real estate impairments during 2020 and asset acquisitions, including the 2019 acquisition of senior housing communities operated by LGM. This is partially offset by the impact of dispositions during 2020. See “Note 1 – Description of Business - COVID-19 Update” for information regarding 2020 real estate impairment charges.

General, Administrative and Professional Fees

The $28.6 million decrease in general, administrative and professional fees in 2020 over the prior year is primarily a result of the capital conservation actions taken during 2020, including the June 2020 elimination of approximately 25% of corporate positions and a reduction in executives’ salaries for the second half of 2020. See “2020 Capital Conservation Actions” for information regarding these measures.

Loss on Extinguishment of Debt, Net

The loss on extinguishment of debt, net in 2020 is due primarily to the notice of redemption of $236.3 million of our 3.25% senior notes due 2022. The loss on extinguishment of debt, net in 2019 was due primarily to the redemption and repayment of $600.0 million aggregate principal amounts then outstanding of our 4.25% senior notes due 2022. See “—Liquidity and Capital Resources”.

Merger-Related Expenses and Deal Costs

The $14.6 million increase in merger-related expenses and deal costs in 2020 over the prior year is due primarily to costs incurred as a result of the Brookdale transaction and 2020 expenses related to severance and operator transitions.

Allowance on Loans Receivable and Investments

The allowance on loans receivable and investments in 2020 is due to credit losses on certain of our non-mortgage loans receivable and government-sponsored pooled loan investments, less recoveries received during the year. See “Note 1 – Description of Business - COVID-19 Update” for more information regarding these allowances.

Other

The $11.0 million change in other from income in 2019 to an expense in 2020 is primarily due to insurance recoveries received in 2019 and increased corporate-level insurance costs in 2020, partially offset by the change in fair value of stock warrants received in connection with the Brookdale transaction.

Income (Loss) from Unconsolidated Entities

The $4.3 million increase in income (loss) from unconsolidated entities for 2020 over 2019 is primarily due to our share of financial results from our unconsolidated entities in 2020, offset by an impairment of our investment in an unconsolidated operating entity in 2020. See “Note 1 – Description of Business - COVID-19 Update” for information regarding 2020 impairment charges.

Gain on Real Estate Dispositions

The $236.2 million increase in gain on real estate dispositions for 2020 over 2019 is due primarily to our contribution of six properties to the Ventas Fund in 2020.

Income Tax Benefit

The $40.2 million increase in income tax benefit related to continuing operations for 2020 over 2019 is primarily due to a $152.9 million deferred tax benefit related to the internal restructuring of certain U.S. taxable REIT subsidiaries completed within the first quarter of 2020, partially offset by changes in the valuation allowance against deferred tax assets of certain of our TRS entities. The restructuring benefit resulted from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the entities other than the TRS entities in this tax-free transaction.

Years Ended December 31, 2019 and 2018

Our Annual Report for the year ended December 31, 2019, filed with the SEC on February 24, 2020, contains information regarding our results of operations for the years ended December 31, 2019 and 2018 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

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

The non-GAAP financial measures we present in this Annual Report may not be comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income attributable to common stockholders (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report.

Funds From Operations and Normalized Funds From Operations Attributable to Common Stockholders

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Funds From Operations attributable to common stockholders (“FFO”) and normalized FFO to be appropriate supplemental measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by non-recurring items and other non-operational events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property, including gains or losses on remeasurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and entities. Adjustments for unconsolidated partnerships and entities will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan, derivative transactions that have non-cash mark to market impacts on our Consolidated Statements of Income and non-cash charges related to leases; (d) the financial impact of contingent consideration, severance-related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other unusual items related to unconsolidated entities; (g) expenses related to the reaudit and re-review in 2014 of our historical financial statements and related matters; (h) net expenses or recoveries related to natural disasters; and (i) any other incremental items set forth in the normalized FFO reconciliation included herein.

The following table summarizes our FFO and normalized FFO for each of the five years ended December 31, 2020. The decrease in normalized FFO for the year ended December 31, 2020 over the prior year is due to the impact of COVID-19 on our senior housing business and increases in interest expense from incremental borrowings arising as a consequence of the impact of COVID-19, partially offset by the positive impact of our third quarter 2019 acquisition of an interest in 34 Canadian senior housing communities via an equity partnership with Le Groupe Maurice.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Net income attributable to common stockholders	$439,149	$433,016	$409,467	$1,356,470	$649,231
Adjustments:
Real estate depreciation and amortization	1,104,114	1,039,550	913,537	881,088	891,985
Real estate depreciation related to noncontrolling interests	(16,767)	(9,762)	(6,926)	(7,565)	(7,785)
Real estate depreciation related to unconsolidated entities	4,986	187	1,977	4,231	5,754
Gain on real estate dispositions related to unconsolidated entities	—	(1,263)	(875)	(1,057)	(439)
Gain on re-measurement of equity interest upon acquisition, net	—	—	—	(3,027)	—
Impairment on equity method investment	—	—	35,708	—	—
(Loss) gain on real estate dispositions related to noncontrolling interests	(9)	343	1,508	18	—
Gain on real estate dispositions	(262,218)	(26,022)	(46,247)	(717,273)	(98,203)
Discontinued operations:
Loss on real estate dispositions	—	—	—	—	1
FFO attributable to common stockholders	1,269,255	1,436,049	1,308,149	1,512,885	1,440,544
Adjustments:
Change in fair value of financial instruments	(21,928)	(78)	(18)	(41)	62
Non-cash income tax benefit	(98,114)	(58,918)	(18,427)	(22,387)	(34,227)
Effect of the 2017 Tax Act	—	—	(24,618)	(36,539)	—
Loss on extinguishment of debt, net	10,791	41,900	63,073	839	2,779
Gain on non-real estate dispositions related to unconsolidated entities	(597)	(18)	(2)	(39)	(557)
Merger-related expenses, deal costs and re-audit costs	34,690	18,208	38,145	14,823	28,290
Amortization of other intangibles	472	484	759	1,458	1,752
Other items related to unconsolidated entities	(614)	3,291	5,035	3,188	—
Non-cash impact of changes to equity plan	(452)	7,812	4,830	5,453	—
Non-cash charges related to lease terminations	—	—	21,299	—	—
Natural disaster expenses (recoveries), net	1,247	(25,683)	63,830	11,601	—
Impact of Holiday lease termination	(50,184)	—	—	—	—
Write-off of straight-line rental income, net of noncontrolling interests	70,863	—	—	—	—
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	34,543	—	—	—	—
Normalized FFO attributable to common stockholders	$1,249,972	$1,423,047	$1,462,055	$1,491,241	$1,438,643

Adjusted EBITDA

We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense, asset impairment and valuation allowances), excluding gains or losses on extinguishment of debt, our partners’ share of EBITDA of consolidated entities, merger-related expenses and deal costs, expenses related to the reaudit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on remeasurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses, net expenses or recoveries related to natural disasters and non-cash charges related to leases, and including Ventas’ share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of net income attributable to common stockholders to Adjusted EBITDA:

	For the Years Ended December 31,
	2020	2019		2018
	(In thousands)
Net income attributable to common stockholders	$439,149	$433,016		$409,467
Adjustments:
Interest	469,541	451,662		442,497
Loss on extinguishment of debt, net	10,791	41,900		58,254
Taxes (including amounts in general, administrative and professional fees)	(91,389)	(52,677)		(37,230)
Depreciation and amortization	1,109,763	1,045,620		919,639
Non-cash stock-based compensation expense	21,487	33,923		29,963
Merger-related expenses, deal costs and re-audit costs	29,811	15,246		33,608
Net income attributable to noncontrolling interests, adjusted for partners’ share of consolidated entity EBITDA	(24,381)	(16,396)		(10,420)
Loss from unconsolidated entities, adjusted for Ventas share of EBITDA from unconsolidated entities	59,631	32,462		86,278
Gain on real estate dispositions	(262,218)	(26,022)		(46,247)
Unrealized foreign currency (gains) losses	(439)	(1,061)		138
Changes in fair value of financial instruments	(21,928)	(104)		(54)
Non-cash charges related to lease terminations	—	—		21,299
Natural disaster expenses (recoveries), net	1,203	(25,981)		54,684
Write-off of straight-line rental income from Holiday lease termination	49,611	—		—
Write-off of straight-line rental income, net of noncontrolling interests	70,863	—		—
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	23,879	—	—	—
Adjusted EBITDA	$1,885,374	$1,931,588		$1,961,876

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net income attributable to common stockholders	$439,149	$433,016	$409,467
Adjustments:
Interest and other income	(7,609)	(10,984)	(24,892)
Interest expense	469,541	451,662	442,497
Depreciation and amortization	1,109,763	1,045,620	919,639
General, administrative and professional fees	130,158	158,726	145,978
Loss on extinguishment of debt, net	10,791	41,900	58,254
Merger-related expenses and deal costs	29,812	15,235	30,547
Allowance on loan receivable and investments	24,238	—	—
Discontinued operations	—	—	10
Other	707	(10,339)	72,772
Net income attributable to noncontrolling interests	2,036	6,281	6,514
(Income) loss from unconsolidated entities	(1,844)	2,454	55,034
Income tax benefit	(96,534)	(56,310)	(39,953)
Gain on real estate dispositions	(262,218)	(26,022)	(46,247)
NOI	$1,847,990	$2,051,239	$2,029,620

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

To eliminate the impact of exchange rate movements, all portfolio performance-based disclosures assume constant exchange rates across comparable periods, using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average exchange rate for the current period.

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

Market Risk

We are exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility, our secured construction revolver and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and available for sale securities. These market risks result primarily from changes in LIBOR rates or prime rates. To manage these risks, we continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$8,869,036	$8,584,056	$7,945,598
Unsecured term loans	200,000	200,000	400,000
Secured revolving construction credit facility	—	160,492	—
Mortgage loans and other	1,389,227	1,325,854	698,136
Variable rate:
Senior notes	235,664	231,018	—
Unsecured revolving credit facility	39,395	120,787	765,919
Unsecured term loans	392,773	385,030	500,000
Commercial paper notes	—	567,450	—
Secured revolving construction credit facility	154,098	—	90,488
Mortgage loans and other	702,878	671,115	429,561
Total	$11,983,071	$12,245,802	$10,829,702
Percent of total debt:
Fixed rate:
Senior notes	73.9%	70.1%	73.4%
Unsecured term loans	1.7	1.6	3.7
Secured revolving construction credit facility	—	1.3	—
Mortgage loans and other	11.6	10.8	6.4
Variable rate:
Senior notes	2.0	1.9	—
Unsecured revolving credit facility	0.3	1.0	7.1
Unsecured term loans	3.3	3.1	4.6
Commercial paper notes	—	4.7	—
Secured revolving construction credit facility	1.3	—	0.8
Mortgage loans and other	5.9	5.5	4.0
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.8%
Unsecured term loans	3.6	2.0	2.8
Secured revolving construction credit facility	—	4.5	—
Mortgage loans and other	3.5	3.7	4.4
Variable rate:
Senior notes	1.0	2.5	—
Unsecured revolving credit facility	1.0	2.4	3.2
Unsecured term loans	1.4	2.9	3.3
Commercial paper notes	—	2.0	—
Secured revolving construction credit facility	1.9	—	4.1
Mortgage loans and other	1.9	3.4	3.4
Total	3.4	3.5	3.7

The variable rate debt in the table above reflects, in part, the effect of $146.7 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $305.9 million and C$145.7 million notional amount of interest rate swaps with maturities ranging from January 2023 to December 2029, in each case that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The decrease in our outstanding variable rate debt at December 31, 2020 compared to December 31, 2019 is primarily attributable to reduced borrowings on our revolving credit facility and commercial paper program, partially offset by the change in presentation of the secured revolving construction credit facility to variable rate debt. The secured revolving construction credit facility was previously reflected as fixed rate debt due to an interest rate swap which had effectively converted the associated interest expense from variable to fixed until its expiration in August 2020.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of December 31, 2020, interest expense on an annualized basis would increase by approximately $14.7 million, or $0.04 per diluted common share.

As of December 31, 2020 and 2019, our joint venture partners’ aggregate share of total debt was $271.6 million and $228.2 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated real estate entities, which was $213.0 million and $60.6 million as of December 31, 2020 and 2019, respectively.

The fair value of our fixed rate debt is based on current market interest rates at which we could obtain similar borrowings. Increases in market interest rates typically result in a decrease in the fair value of fixed rate debt while decreases in market interest rates typically result in an increase in the fair value of fixed rate date. While changes in market interest rates affect the fair value of our fixed rate debt, these changes do not affect the interest expense associated with our fixed rate debt. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of December 31,
	2020	2019
	(In thousands)
Gross book value	$10,458,262	$10,270,402
Fair value	11,550,236	10,784,441
Fair value reflecting change in interest rates:
-100 basis points	12,204,507	11,438,507
+100 basis points	10,951,483	10,196,943

The change in fair value of our fixed rate debt from December 31, 2019 to December 31, 2020 was due primarily to 2020 senior note issuances, net of repayments, partially offset by the change in presentation of the secured revolving construction credit facility to variable rate debt. The secured revolving construction credit facility was previously reflected as fixed rate debt due to an interest rate swap which had effectively converted the associated interest expense from variable to fixed until its expiration in August 2020.

As of December 31, 2020 and 2019, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $565.7 million and $710.5 million, respectively. See “Note 6 – Loans Receivable and Investments” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2020 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the year ended December 31, 2020 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

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

	As of December 31,
	2020	2019
Investment mix by asset type(1):
Senior housing communities	63.5%	62.2%
MOBs	19.7	19.3
Research and innovation centers	7.1	8.7
Health systems	5.2	5.1
IRFs and LTACs	1.7	1.6
SNFs	0.7	0.7
Secured loans receivable and investments, net	2.1	2.4
Investment mix by tenant, operator and manager(1):
Atria	20.8%	20.4%
Sunrise	10.4	10.3
Brookdale Senior Living	8.2	7.7
Ardent	4.9	4.7
Kindred	1.1	1.0
All other	54.6	55.9

(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Years Ended December 31,
	2020	2019	2018
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	58.0%	55.8%	55.3%
Brookdale Senior Living(2)	4.4	4.7	4.3
Ardent	3.2	3.1	3.1
Kindred	3.5	3.3	3.5
All others	30.9	33.1	33.8
Adjusted EBITDA:
Senior living operations	30.8%	32.5%	31.3%
Brookdale Senior Living(2)	9.5	8.1	6.7
Ardent	7.0	5.4	5.1
Kindred	7.5	5.8	5.6
All others	45.2	48.2	51.3
NOI:
Senior living operations	29.4%	31.1%	30.7%
Brookdale Senior Living(2)	9.0	8.7	7.6
Ardent	6.6	5.8	5.7
Kindred	7.1	6.3	6.4
All others	47.9	48.1	49.6
Operations mix by geographic location(3):
California	15.7%	15.9%	15.7%
New York	8.1	8.8	8.4
Texas	6.1	6.0	6.2
Pennsylvania	4.6	4.7	4.6
Illinois	4.1	4.0	4.4
All others	61.4	60.6	60.7

(1)Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (including amounts related to assets classified as held for sale).
(2)Results exclude eight senior housing communities which are included in the senior living operations reportable business segment. 2018 results include the impact of a net non-cash charge of $21.3 million related to April 2018 lease extensions.
(3)Ratios are based on total revenues (including amounts related to assets classified as held for sale) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to Adjusted EBITDA and NOI, respectively.

We derive a significant portion of our revenues by leasing assets under long-term triple-net leases in which the rental rate is generally fixed with escalators, subject to certain limitations. Some of our triple-net lease escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenues directly from individual residents in our senior housing communities that are managed by independent operators, such as Atria and Sunrise, and tenants in our office buildings. For the year ended December 31, 2020, 61.0% of our Adjusted EBITDA was derived from our senior living operations and office operations, for which rental rates may fluctuate more frequently upon lease rollovers and renewals due to shorter-term leases and changing economic or market conditions.

The concentration of our triple-net leased properties segment revenues and operating income that are attributed to Brookdale Senior Living, Ardent and Kindred creates credit risk. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. See “Risk Factors—Our Business Operations and Strategy Risks—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale Senior Living, Ardent, Kindred, Atria and Sunrise.” included in Part I, Item 1A of this Annual Report and “Note 3 – Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

We regularly monitor and assess any changes in the relative credit risk of our significant tenants, and in particular those tenants that have recourse obligations under our triple-net leases. The ratios and metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and the industry or industries in which it operates, including without limitation the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which the tenant operates, that may vary over time. Among other things, we may (i) review and analyze information regarding the real estate, senior housing and healthcare industries generally, publicly available information regarding the significant tenant, and information required to be provided by the tenant under the terms of its lease agreements with us, (ii) examine monthly or quarterly financial statements of the significant tenant to the extent publicly available or otherwise provided under the terms of our lease agreements, and (iii) participate in periodic discussions and in-person meetings with representatives of the significant tenant.  Using this information, we calculate multiple financial ratios (which may, but do not necessarily, include leverage, fixed charge coverage and tangible net worth), after making certain adjustments based on our judgment, and assess other metrics we deem relevant to an understanding of the significant tenant’s credit risk.

Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Atria and Sunrise to set appropriate resident fees, to provide accurate property-level financials results in a timely manner and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. See “Risk Factors—Our Business Operations and Strategy Risks.” included in Part I, Item 1A of this Annual Report.

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, as well as the right to appoint two of the six members on the Atria Board of Directors.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the year ended December 31, 2020, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Our Business Operations and Strategy Risks—If we must replace any of our tenants or managers, we may be unable to do so on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item IA of this Annual Report.

The following table summarizes our lease expirations in our triple-net leased properties segment currently scheduled to occur over the next 10 years as of December 31, 2020:

	Number of Properties(1)	2020 Annualized Base Rent (“ABR”)(2)	% of 2020 Total Triple-Net Leased Properties Segment Rental Income
	(Dollars in thousands)
2021	9	$12,062	1.7%
2022	8	5,799	0.8
2023(3)	6	31,240	4.5
2024	26	13,970	2.0
2025	179	234,549	33.7
2026	39	53,660	7.7
2027	4	8,784	1.3
2028	27	25,196	3.6
2029	21	22,788	3.3
2030	6	4,748	0.7
(1)Excludes assets sold or classified as held for sale, unconsolidated entities development properties not yet operational, unconsolidated joint ventures and land parcels.
(2)ABR represents the annualized impact of the current period’s cash base rent at 100% share for consolidated entities. ABR does not include common area maintenance charges, the amortization of above/below market lease intangibles or other noncash items. ABR is used only for the purpose of determining lease expirations.
(3)Relates to 6 LTACs leased by Kindred. While the lease term expires in 2023, Kindred may extend the term for 5 years by delivering a renewal notice to the Company 12 to 18 months prior to expiration.

Liquidity and Capital Resources

During 2020, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, and proceeds from asset sales.

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

While continuing decreased revenue and net operating income as a result of the COVID-19 pandemic could lead to downgrades of our long-term credit rating and therefore adversely impact our cost of borrowing, we currently believe we will continue to have access to one or more debt markets during the duration of the pandemic and could seek to enter into secured debt financings or issue debt and equity securities to satisfy our liquidity needs, although no assurances can be made in this regard. See “COVID-19 Update.” See “Risk Factors—Our Capital Structure Risks—We are highly dependent on access to the capital markets. Limitations on our ability to access capital could have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.” included in Part I, Item 1A of this Annual Report.

2020 Capital Conservation Actions

In 2020, we executed on a multi-pronged capital conservation strategy to mitigate the impact of COVID-19, which included reducing our planned capital expenditures and capital commitments. We also established a quarterly dividend of $0.45 per share beginning in the second quarter, which was a reduction from the first quarter dividend of $0.7925 per share. This action enabled us to conserve approximately $130 million of cash per quarter compared to the prior dividend level. Also, in June 2020, we eliminated roles representing over 25% of our corporate positions, excluding onsite field personnel. For the second half of 2020, the base salaries of our CEO and other executive officers were voluntarily reduced by 20% and 10%, respectively. Primarily as a result of these capital conservation actions, our 2020 general and administrative expenses are $29 million lower than 2019.

See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information regarding our significant financing activities.

Credit Facilities, Commercial Paper and Unsecured Term Loans

As of December 31, 2020, our unsecured credit facility was comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875% based on the Company’s debt rating, which was scheduled to mature in 2021. In January 2021, we entered into an amended and restated unsecured credit facility (the “New Credit Facility”) comprised of a $2.75 billion unsecured revolving credit facility initially priced at LIBOR plus 0.825% based on the Company’s debt rating. The New Credit Facility matures in 2025, but may be extended at our option subject to the satisfaction of certain conditions, for two additional periods of six months each. The New Credit Facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of December 31, 2020, $39.4 million was outstanding under the unsecured revolving credit facility with an additional $24.9 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. We had $2.9 billion in available liquidity under the unsecured revolving credit facility as of December 31, 2020. In connection with the New Credit Facility, we paid off all amounts outstanding under the existing unsecured revolving credit facility as of January 29, 2021 by drawing down the same amount on the New Credit Facility.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2020, we had no borrowings outstanding under our commercial paper program.

As of December 31, 2020, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of December 31, 2020, we had a $400.0 million secured revolving construction credit facility with $154.1 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

As of December 31, 2020, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

Senior Notes

In April 2020, Ventas Realty issued and sold $500.0 million aggregate principal amount of 4.75% senior notes due 2030 at an amount equal to 97.86% of par.

In October 2020, we redeemed, pursuant to a cash tender offer, $236.3 million aggregate principal amount then outstanding of our 3.25% senior notes due 2022 at 104.14% of par value, plus accrued and unpaid interest to the payment date. As a result, we recognized a loss on extinguishment of debt of $11.1 million during the year ended December 31, 2020.

As of December 31, 2020, we had outstanding $7.7 billion aggregate principal amount of senior notes issued by Ventas Realty ($263.7 million of which was co-issued by Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation), approximately $75.2 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.7 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

In February 2021, in order to reduce near-term maturities, we issued a make-whole redemption for the entirety of the $400 million outstanding aggregate principal amount of 3.10% senior notes due January 2023. The redemption is expected to settle in March 2021 and will be funded primarily with cash on hand.

We may, from time to time, seek to retire or purchase our outstanding senior notes for cash or in exchange for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, prospects for capital and other factors. The amounts involved may be material.

The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. We were in compliance with all of these covenants at December 31, 2020.

Mortgages

At December 31, 2020 and 2019, our consolidated aggregate principal amount of mortgage debt outstanding was $2.1 billion and $2.0 billion, respectively, of which our share was $1.8 billion for both years.

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

Dividends

During 2020, we declared four dividends totaling $2.1425 per share of our common stock, including a fourth quarter dividend of $0.45 per share. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2021.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2020, we had 13 properties under development pursuant to these agreements, including three properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Equity Offerings

From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”). As of December 31, 2020, we have $755.5 million remaining under our existing ATM program. During the years ended December 31, 2020 and 2019, we sold 1.5 million and 2.7 million shares of our common stock under our ATM program for gross proceeds of $44.88 and $66.75 per share, respectively. During the year ended December 31, 2018, we sold no shares of common stock under our ATM program.

In June 2019, we sold 12.7 million shares of our common stock under a registered public offering for gross proceeds of $62.75 per share. We used the majority of the net proceeds to fund our LGM Acquisition. See “Note 4 – Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information regarding the LGM Acquisition.

Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,		(Decrease) Increase to Cash
	2020	2019	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of year	$146,102	$131,464	$14,638	11.1%
Net cash provided by operating activities	1,450,176	1,437,783	12,393	0.9
Net cash provided by (used in) investing activities	154,295	(1,585,299)	1,739,594	nm
Net cash (used in) provided by financing activities	(1,300,021)	160,674	(1,460,695)	nm
Effect of foreign currency translation	1,088	1,480	(392)	(26.5)
Cash, cash equivalents and restricted cash at end of year	$451,640	$146,102	305,538	nm

nm—not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $12.4 million during the year ended December 31, 2020 over the same period in 2019 primarily due to the up-front consideration received in connection with the Brookdale transaction, partially offset by lower NOI.

Cash Flows from Investing Activities

Cash flows from investing activities increased $1.7 billion during 2020 over 2019 primarily due to decreased acquisition and investment activity together with increased proceeds from real estate dispositions.

Cash Flows from Financing Activities

Cash flows from financing activities decreased $1.5 billion during 2020 over 2019 primarily due to lower issuances of common stock, decreased debt borrowings during 2020, net of repayments, partially offset by lower dividends paid to common stockholders during 2020.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2020:

	Total	Less than 1 year(3)	1 - 3 years(4)	3 - 5 years(5)	More than 5 years(6)
	(In thousands)
Long-term debt obligations (1) (2)	$15,107,176	$1,002,409	$3,475,813	$3,794,808	$6,834,146
Operating obligations, including ground lease obligations	726,410	26,968	43,352	36,413	619,677
Total	$15,833,586	$1,029,377	$3,519,165	$3,831,221	$7,453,823

(1)Amounts represent contractual amounts due, including interest.
(2)Interest on variable rate debt based on rates as of December 31, 2020.
(3)Includes $39.4 million of borrowings outstanding on our unsecured revolving credit facility and $235.7 million outstanding principal amount of our floating rate senior notes, Series F due 2021.
(4)Includes $154.1 million of borrowings outstanding on our secured revolving construction credit facility, $263.7 million outstanding principal amount of our 3.25% senior notes due 2022, $196.4 million outstanding principal amount of our 3.30% senior notes, Series C due 2022, $216.0 million outstanding principal amount of our 2.55% senior notes, Series D due 2023, $200.0 million of borrowings outstanding on our unsecured term loan due 2023, $400.0 million outstanding principal amount of our 3.125% senior notes due 2023, and $400.0 million outstanding principal amount of our 3.10% senior notes due 2023.
(5)Includes $400.0 million outstanding principal amount of our 3.50% senior notes due 2024, $400.0 million outstanding principal amount of our 3.75% senior notes due 2024, $471.3 million outstanding principal amount of our 2.80% senior notes, Series E due 2024, $196.4 million outstanding principal amount of our 4.125% senior notes, Series B due 2024, $392.8 million of borrowings outstanding on our unsecured term loan due 2025, $450.0 million outstanding principal amount of our 2.65% senior notes due 2025, and $600.0 million outstanding principal amount of our 3.50% senior notes due 2025.
(6)Includes $4.8 billion aggregate principal amount outstanding of our senior notes maturing between 2025 and 2049. $52.4 million aggregate principal amount outstanding of our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, at par, on October 1, 2027, and $22.8 million aggregate principal amount outstanding of our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, at par, on July 7 in each of 2023 and 2028.

As of December 31, 2020, we had $6.1 million of unrecognized tax benefits that are excluded from the table above, as we are unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective tax authority.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in Note 7 – Investments in Unconsolidated Entities. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 10 – Senior Notes Payable and Other Debt to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at December 31, 2020, we had $24.9 million outstanding letter of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above under “Contractual Obligations.”

Guarantor and Issuer Financial Information

Ventas, Inc. has fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100%-owned subsidiary, Ventas Realty, including the senior notes that were jointly issued with Ventas Capital Corporation. Ventas Capital Corporation is a direct, 100%-owned subsidiary of Ventas Realty that has no assets or operations, but was formed in 2002 solely to facilitate offerings of senior notes by a limited partnership. None of our other subsidiaries (excluding Ventas Realty and Ventas Capital Corporation) is obligated with respect to Ventas Realty’s outstanding senior notes.

Ventas, Inc. has also fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100%-owned subsidiary Ventas Canada Finance Limited (“Ventas Canada”). None of our other subsidiaries is obligated with respect to Ventas Canada’s outstanding senior notes, all of which were issued on a private placement basis in Canada.

In connection with the acquisition of Nationwide Health Properties, Inc. (“NHP”), our 100%-owned subsidiary Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. Neither we nor any of our subsidiaries (other than NHP LLC) is obligated with respect to any of NHP LLC’s outstanding senior notes.

Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada’s senior notes.

The following summarizes our guarantor and issuer balance sheet and statement of income information as of December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020, 2019 and 2018.

Balance Sheet Information

	As of December 31, 2020
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$16,576,278	$2,727,931
Total assets	16,937,149	2,844,339
Liabilities and equity
Intercompany loans	10,691,626	(4,532,350)
Total liabilities	10,918,320	3,577,009
Redeemable OP unitholder and noncontrolling interests	89,669	—
Total equity (deficit)	5,929,161	(732,670)
Total liabilities and equity	16,937,149	2,844,339

Balance Sheet Information

	As of December 31, 2019
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$15,774,897	$2,728,110
Total assets	15,875,910	2,838,270
Liabilities and equity
Intercompany loans	8,789,600	(5,105,070)
Total liabilities	9,133,733	3,363,067
Redeemable OP unitholder and noncontrolling interests	102,657	—
Total equity (deficit)	6,639,520	(524,797)
Total liabilities and equity	15,875,910	2,838,270

Statement of Income Information

	For the Year Ended December 31, 2020
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$469,311	$—
Total revenues	474,392	143,259
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	440,210	(215,406)
Net income (loss)	439,149	(202,845)
Net income (loss) attributable to common stockholders	439,149	(202,845)

Statement of Income Information

	For the Year Ended December 31, 2019
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$362,143	$—
Total revenues	366,243	142,754
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	432,020	(246,929)
Net income (loss)	433,016	(246,841)
Net income (loss) attributable to common stockholders	433,016	(246,841)

	For the Year Ended December 31, 2018
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$308,764	$—
Total revenues	335,613	139,062
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	400,349	(269,557)
Net income (loss)	409,467	(269,557)
Net income (loss) attributable to common stockholders	409,467	(269,557)

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
The information set forth in Part II, Item 7 of this Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management” is incorporated by reference into this Item 7A.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ventas, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Probability of collection of substantially all triple-net rents

As discussed in Note 2 to the consolidated financial statements, the Company assesses the probability of collecting substantially all triple-net rents on a lease-by-lease basis. Whenever the results of that assessment, events, or changes in circumstances indicate that it is not probable the Company will collect substantially all triple-net rents under the lease, the Company records a charge to rental income.

We identified the evaluation of the probability of collection of substantially all triple-net rents as a critical audit matter. Complex auditor judgment was required to evaluate the various inputs and assumptions to the collectability assessment, including the financial strength of the tenant and any guarantors, and the operating performance of the leased property.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s evaluation of the inputs and assumptions used in the collectability assessment. To assess the Company’s assumptions about the financial strength of certain tenants and guarantors and the operating performance of the related leased properties, we identified and evaluated the relevance, reliability, and sufficiency of the tenant, guarantor and property financial information; tenant guarantees; the existence of outstanding accounts receivable; and the remaining term of the lease. We compared the Company’s historical determinations to actual collections to assess the Company’s ability to accurately estimate probability of collections.

Impairment of real estate investments in the triple-net leased and senior living operations segments

As discussed in Notes 1, 2, and 5 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, the Company considers market conditions and current intentions with respect to holding or disposing of the asset and adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. During the year, impairment indicators arose for certain real estate properties. As a result, recoverability assessments were performed, estimated fair values were determined, and impairment losses were recognized for certain properties.

We identified the evaluation of real estate investments within the triple-net leased and senior living operations segments for impairment as a critical audit matter. Subjective auditor judgment was required in evaluating the Company’s determination of the future undiscounted cash flows and estimated fair values of properties where undiscounted cash flows were less than net book value. In particular, the undiscounted cash flows and fair value estimates were sensitive to significant assumptions, including capitalization rates, projected operating cash flows, and stabilization period. Additionally, subjective auditor judgment and specialized skills and knowledge were needed to evaluate comparable market transactions used by the Company to develop certain fair value estimates due to limited transactional volume.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the impairment process. This included controls related to the Company’s impairment process and the significant assumptions and fair value estimates described above. To test certain of the Company’s undiscounted cash flow estimates, we evaluated the Company’s forecasts of projected operating cash flows by comparing actual results to the Company’s forecasts adjusted for current market trends. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●    evaluating the Company’s significant assumptions by comparing the significant assumptions to publicly available market data, and

●    developing independent estimates of fair value for certain properties using comparable market transactions and discounted cash flows developed using the Company’s historical results and publicly available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 23, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Ventas, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ventas, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Chicago, Illinois February 23, 2021

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,261,415	$2,285,648
Buildings and improvements	24,323,279	24,386,051
Construction in progress	265,748	461,815
Acquired lease intangibles	1,230,886	1,308,077
Operating lease assets	346,372	385,225
	28,427,700	28,826,816
Accumulated depreciation and amortization	(7,877,665)	(7,092,243)
Net real estate property	20,550,035	21,734,573
Secured loans receivable and investments, net	605,567	704,612
Investments in unconsolidated real estate entities	443,688	45,022
Net real estate investments	21,599,290	22,484,207
Cash and cash equivalents	413,327	106,363
Escrow deposits and restricted cash	38,313	39,739
Goodwill	1,051,650	1,051,161
Assets held for sale	9,608	85,527
Deferred income tax assets, net	9,987	47,495
Other assets	807,229	877,716
Total assets	$23,929,404	$24,692,208
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,895,412	$12,158,773
Accrued interest	111,444	111,115
Operating lease liabilities	209,917	251,196
Accounts payable and other liabilities	1,133,066	1,145,939
Liabilities related to assets held for sale	3,246	5,224
Deferred income tax liabilities	62,638	200,831
Total liabilities	13,415,723	13,873,078
Redeemable OP unitholder and noncontrolling interests	235,490	273,678
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 374,609 and 372,811 shares issued at December 31, 2020 and 2019, respectively	93,635	93,185
Capital in excess of par value	14,171,262	14,056,453
Accumulated other comprehensive loss	(54,354)	(34,564)
Retained earnings (deficit)	(4,030,376)	(3,669,050)
Treasury stock, 0 and 2 shares at December 31, 2020 and 2019, respectively	—	(132)
Total Ventas stockholders’ equity	10,180,167	10,445,892
Noncontrolling interests	98,024	99,560
Total equity	10,278,191	10,545,452
Total liabilities and equity	$23,929,404	$24,692,208

  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$695,265	$780,898	$737,796
Office	799,627	828,978	776,011
	1,494,892	1,609,876	1,513,807
Resident fees and services	2,197,160	2,151,533	2,069,477
Office building and other services revenue	15,191	11,156	13,416
Income from loans and investments	80,505	89,201	124,218
Interest and other income	7,609	10,984	24,892
Total revenues	3,795,357	3,872,750	3,745,810
Expenses
Interest	469,541	451,662	442,497
Depreciation and amortization	1,109,763	1,045,620	919,639
Property-level operating expenses:
Senior living	1,658,671	1,521,398	1,446,201
Office	256,612	260,249	243,679
Triple-net leased	22,160	26,561	—
	1,937,443	1,808,208	1,689,880
Office building services costs	2,315	2,319	1,418
General, administrative and professional fees	130,158	158,726	145,978
Loss on extinguishment of debt, net	10,791	41,900	58,254
Merger-related expenses and deal costs	29,812	15,235	30,547
Allowance on loans receivable and investments	24,238	—	—
Other	707	(10,339)	72,772
Total expenses	3,714,768	3,513,331	3,360,985
Income before unconsolidated entities, real estate dispositions, income taxes, discontinued operations and noncontrolling interests	80,589	359,419	384,825
Income (loss) from unconsolidated entities	1,844	(2,454)	(55,034)
Gain on real estate dispositions	262,218	26,022	46,247
Income tax benefit	96,534	56,310	39,953
Income from continuing operations	441,185	439,297	415,991
Discontinued operations	—	—	(10)
Net income	441,185	439,297	415,981
Net income attributable to noncontrolling interests	2,036	6,281	6,514
Net income attributable to common stockholders	$439,149	$433,016	$409,467
Earnings per common share
Basic:
Income from continuing operations	$1.18	$1.20	$1.17
Net income attributable to common stockholders	1.18	1.18	1.15
Diluted:
Income from continuing operations	$1.17	$1.19	$1.16
Net income attributable to common stockholders	1.17	1.17	1.14

  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$441,185	$439,297	$415,981
Other comprehensive (loss) income:
Foreign currency translation	3,254	5,729	(9,436)
Unrealized (loss) gain on available for sale securities	(3,549)	11,634	14,944
Derivative instruments	(17,918)	(30,814)	10,030
Total other comprehensive (loss) income	(18,213)	(13,451)	15,538
Comprehensive income	422,972	425,846	431,519
Comprehensive income attributable to noncontrolling interests	3,613	7,649	6,514
Comprehensive income attributable to common stockholders	$419,359	$418,197	$425,005

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2020, 2019 and 2018

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interests	Total Equity
	(In thousands, except per share amounts)
Balance at January 1, 2018	$89,029	$13,053,057	$(35,120)	$(2,240,698)	$(42)	$10,866,226	$65,959	$10,932,185
Net income	—	—	—	409,467	—	409,467	6,514	415,981
Other comprehensive income	—	—	15,538	—	—	15,538	—	15,538
Net change in noncontrolling interests	—	(7,470)	—	—	—	(7,470)	(16,736)	(24,206)
Dividends to common stockholders—$3.1625 per share	—	—	—	(1,129,626)	—	(1,129,626)	—	(1,129,626)
Issuance of common stock for stock plans, restricted stock grants and other	93	34,647	—	—	(210)	34,530	—	34,530
Adjust redeemable OP unitholder interests to current fair value	—	(3,323)	—	—	—	(3,323)	—	(3,323)
Redemption of OP Units	3	(383)	—	—	252	(128)	—	(128)
Cumulative effect of change in accounting principles	—	—	—	30,643	—	30,643	—	30,643
Balance at December 31, 2018	89,125	13,076,528	(19,582)	(2,930,214)	—	10,215,857	55,737	10,271,594
Net income	—	—	—	433,016	—	433,016	6,281	439,297
Other comprehensive (loss) income	—	—	(14,819)	—	—	(14,819)	1,368	(13,451)
Net change in noncontrolling interests	—	(12,332)	—	—	—	(12,332)	36,174	23,842
Dividends to common stockholders—$3.17 per share	—	—	—	(1,172,653)	—	(1,172,653)	—	(1,172,653)
Issuance of common stock	3,829	938,509	—	—	—	942,338	—	942,338
Issuance of common stock for stock plans, restricted stock grants and other	230	61,875	—	—	(132)	61,973	—	61,973
Adjust redeemable OP unitholder interests to current fair value	—	(7,388)	—	—	—	(7,388)	—	(7,388)
Redemption of OP Units	1	(739)	—	—	—	(738)	—	(738)
Cumulative effect of change in accounting principle	—	—	(163)	801	—	638	—	638
Balance at December 31, 2019	93,185	14,056,453	(34,564)	(3,669,050)	(132)	10,445,892	99,560	10,545,452
Net income	—	—	—	439,149	—	439,149	2,036	441,185
Other comprehensive (loss) income	—	—	(19,790)	—	—	(19,790)	1,577	(18,213)
Net change in noncontrolling interests	—	8,227	—	—	—	8,227	(5,149)	3,078
Dividends to common stockholders—$2.1425 per share	—	—	—	(800,475)	—	(800,475)	—	(800,475)
Issuance of common stock	371	65,640	—	—	—	66,011	—	66,011
Issuance of common stock for stock plans, restricted stock grants and other	79	22,568	—	—	132	22,779	—	22,779
Adjust redeemable OP unitholder interests to current fair value	—	18,638	—	—	—	18,638	—	18,638
Redemption of OP Units	—	(264)	—	—	—	(264)	—	(264)
Balance at December 31, 2020	$93,635	$14,171,262	$(54,354)	$(4,030,376)	$—	$10,180,167	$98,024	$10,278,191

   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$441,185	$439,297	$415,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,109,763	1,045,620	919,639
Amortization of deferred revenue and lease intangibles, net	(40,856)	(7,967)	(30,660)
Other non-cash amortization	20,719	22,985	18,886
Allowance on loans receivable and investments	24,238	—	—
Stock-based compensation	21,487	33,923	29,963
Straight-lining of rental income	103,082	(30,073)	13,396
Loss on extinguishment of debt, net	10,791	41,900	58,254
Gain on real estate dispositions	(262,218)	(26,022)	(46,247)
Gain on real estate loan investments	(167)	—	(13,202)
Income tax benefit	(101,985)	(58,918)	(43,026)
(Income) loss from unconsolidated entities	(1,832)	2,464	55,034
Distributions from unconsolidated entities	4,920	1,600	2,934
Real estate impairments related to natural disasters	—	—	52,510
Other	(779)	13,264	3,720
Changes in operating assets and liabilities:
Increase in other assets	(68,233)	(76,693)	(23,198)
Increase in accrued interest	276	9,737	4,992
Increase (decrease) in accounts payable and other liabilities	189,785	26,666	(37,509)
Net cash provided by operating activities	1,450,176	1,437,783	1,381,467
Cash flows from investing activities:
Net investment in real estate property	(78,648)	(958,125)	(265,907)
Investment in loans receivable	(115,163)	(1,258,187)	(229,534)
Proceeds from real estate disposals	1,044,357	147,855	353,792
Proceeds from loans receivable	119,011	1,017,309	911,540
Development project expenditures	(380,413)	(403,923)	(330,876)
Capital expenditures	(148,234)	(156,724)	(131,858)
Distributions from unconsolidated entities	—	172	57,455
Investment in unconsolidated entities	(286,822)	(3,855)	(47,007)
Insurance proceeds for property damage claims	207	30,179	6,891
Net cash provided by (used in) investing activities	154,295	(1,585,299)	324,496
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(88,868)	(569,891)	321,463
Net change in borrowings under commercial paper program	(565,524)	565,524	—
Proceeds from debt	733,298	3,013,191	2,549,473
Repayment of debt	(479,539)	(2,623,916)	(3,465,579)
Purchase of noncontrolling interests	(8,239)	—	(4,724)
Payment of deferred financing costs	(8,379)	(21,403)	(20,612)
Issuance of common stock, net	55,362	942,085	—
Cash distribution to common stockholders	(928,809)	(1,157,720)	(1,127,143)
Cash distribution to redeemable OP unitholders	(7,283)	(9,218)	(7,459)
Cash issued for redemption of OP Units	(575)	(2,203)	(1,370)
Contributions from noncontrolling interests	1,314	6,282	1,883
Distributions to noncontrolling interests	(12,946)	(9,717)	(11,574)
Proceeds from stock option exercises	15,103	36,179	8,762
Other	(4,936)	(8,519)	(5,057)
Net cash (used in) provided by financing activities	(1,300,021)	160,674	(1,761,937)
Net increase (decrease) in cash, cash equivalents and restricted cash	304,450	13,158	(55,974)
Effect of foreign currency translation	1,088	1,480	(815)
Cash, cash equivalents and restricted cash at beginning of year	146,102	131,464	188,253
Cash, cash equivalents and restricted cash at end of year	$451,640	$146,102	$131,464

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid including payments and receipts for derivative instruments	$429,636	$410,854	$406,907
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$170,484	$1,057,138	$94,280
Other assets	1,224	11,140	5,398
Debt	55,368	907,746	30,508
Other liabilities	2,707	47,121	18,086
Deferred income tax liability	337	95	922
Noncontrolling interests	20,259	113,316	2,591
Equity issued	—	—	30,487
Equity issued for redemption of OP Units	—	127	907

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1–DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate, with a highly diversified portfolio of senior housing; life science, research and innovation; and healthcare properties; which we generally refer to as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of December 31, 2020, we owned or managed through unconsolidated real estate entities approximately 1,200 properties and properties classified as held for sale, consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with an additional office in Louisville, Kentucky.

We primarily invest in a diversified portfolio of healthcare real estate asset through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See “Note 2 – Accounting Policies” and “Note 19 – Segment Information.” Our senior housing properties are either operated under triple-net leases in our triple-net leased properties segment or through independent third-party managers in our senior living operations segment.

As of December 31, 2020, we leased a total of 366 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties (excluding eight properties managed by Brookdale Senior Living pursuant to long-term management agreements), 12 properties and 32 properties, respectively, as of December 31, 2020.

As of December 31, 2020, pursuant to long-term management agreements, we engaged independent managers, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage the 441 senior housing communities in our senior living operations segment for us.

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

COVID-19 Update

During fiscal 2020 and continuing into fiscal 2021, the COVID-19 pandemic has negatively affected our businesses in a number of ways and is expected to continue to do so.

Operating Results. Our senior living operations segment was significantly impacted by the COVID-19 pandemic. Occupancy decreased over the course of 2020, while operating expenses increased as our senior living communities responded to the pandemic, resulting in a significant decline in NOI compared to 2019. Our NNN senior housing tenants’ performance was similarly affected by COVID-19. During the course of 2020, we modified certain NNN senior housing leases to reset rent and provided other modest financial accommodations to certain NNN senior housing tenants who needed it as a result of COVID-19. We also wrote-off previously accrued straight-line rental income related to NNN senior housing tenants due to COVID-19.

However, we benefited from our ongoing strategy of diversification, with our office and NNN healthcare businesses demonstrating resilience in the face of the pandemic. The Company’s NNN healthcare tenants benefited from significant government financial support that was deployed early and has partially offset the direct financial impact of the pandemic. Our office operations segment, which primarily serves MOB and research and innovation tenants that were less impacted by the pandemic, delivered steady performance throughout the year.

Provider Relief Grants. In the third and fourth quarter of 2020, we applied for grants under Phase 2 and Phase 3 of the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our senior living operations segment to partially mitigate losses attributable to COVID-19. These grants are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions. See “Government Regulation—Governmental Response to the COVID-19 Pandemic” in Part I, Item 1 of this Annual Report.

During the fourth quarter of 2020, we received $34.3 million and $0.8 million in grants in connection with our Phase 2 and Phase 3 applications, respectively, and recognized these grants within property-level operating expenses in our Consolidated Statements of Income. Subsequent to December 31, 2020, we received $13.6 million in grants in connection with our Phase 3 applications, which we expect to recognize in 2021. While we have received all amounts under our Phase 2 applications and have begun to receive amounts under our Phase 3 applications, there can be no assurance that our remaining applications will be approved or that additional funds will ultimately be received. Any grants that are ultimately received and retained by us are not expected to fully offset the losses incurred in our senior living operating portfolio that are attributable to COVID-19. Further, although we continue to monitor and evaluate the terms and conditions associated with the Provider Relief Fund distributions, we cannot assure you that we will be in compliance with all requirements related to the payments received under the Provider Relief Fund.

Capital Conservation Actions. In response to the COVID-19 pandemic, we took precautionary steps to increase liquidity and preserve financial flexibility in light of the resulting uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources; Recent Capital Conservation Actions.” As of February 16, 2021, we had approximately $3.0 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program and negligible near-term debt maturing.

Continuing Impact. The trajectory and future impact of the COVID-19 pandemic remains highly uncertain. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the speed at which available vaccines can be successfully deployed; the rate of acceptance of available vaccines, particularly among the residents and staff in our senior housing communities; the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of testing, the extent to which governments impose, roll back or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

We have not identified the COVID-19 pandemic, on its own, as a “triggering event” for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of December 31, 2020, we considered the effect of the pandemic on certain of our assets (described below) and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. As a result, we have recognized the following charges for the year ended December 31, 2020:

•Adjustment to rental income: As of December 31, 2020, we concluded that it is probable we will not collect substantially all rents from certain tenants, primarily within our triple-net leased properties segment. As a result, we recognized adjustments to rental income of $74.6 million for the year ended December 31, 2020. Rental payments from these tenants will be recognized in rental income when received.

•Impairment of real estate assets: During 2020, we compared our estimate of undiscounted cash flows, including a hypothetical terminal value, for certain real estate assets to the assets’ respective carrying values. During 2020 we recognized $126.5 million of impairments representing the difference between the assets’ carrying value and the then-estimated fair value of $239.9 million. The impaired assets, primarily senior housing communities, represent approximately 1% of our consolidated net real estate property as of December 31, 2020. Impairments are recorded within depreciation and amortization in our Consolidated Statements of Income and are primarily related to our senior living operations reportable business segment.

•Loss on financial instruments and impairment of unconsolidated entities: As of December 31, 2020, we concluded that credit losses exist within certain of our non-mortgage loans receivable and government-sponsored pooled loan investments. As a result, we recognized credit loss charges of $34.7 million for the year ended December 31, 2020 within allowance on loans receivable and investments in our Consolidated Statements of Income. During the fourth quarter of 2020, we received $10.5 million as a principal payment on previously reserved loans. No allowances are recorded within our portfolios of secured mortgage loans or marketable debt securities. In addition, during 2020 we recognized an impairment of $10.7 million in an equity investment in an unconsolidated entity also recorded within allowance on loans receivable and investments in our Consolidated Statements of Income.

•Deferred tax asset valuation allowance: During 2020, we concluded that it was not more likely than not that deferred tax assets (primarily US federal NOL carryforwards which begin to expire in 2032) would be realized based on our cumulative loss in recent years for certain of our taxable REIT subsidiaries. As a result, we recorded a valuation allowance of $56.4 million against these deferred tax assets on our Consolidated Balance Sheets with a corresponding charge to income tax benefit (expense) in our Consolidated Statements of Income. We maintained our conclusions regarding the realizability of deferred tax assets as of December 31, 2020.

NOTE 2–ACCOUNTING POLICIES

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

U.S. generally accepted accounting principles (“GAAP”) require us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate our investment in a VIE when we determine that we are its primary beneficiary. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.

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

We have separately identified certain special purpose entities that were established to allow investments in research and innovation projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs, we are a holder of variable interests and we are the primary beneficiary of the VIEs, and therefore we consolidate these special

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to the rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.

In general, the assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets:

	December 31, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$649,128	$238,168	$666,404	$244,934
Other identified VIEs	4,095,102	1,653,036	4,075,821	1,459,830
Tax credit VIEs	614,490	204,746	845,229	333,809

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

We generally amortize any difference between our cost basis and the basis reflected at the joint venture level, if any, over the lives of the related assets and liabilities and include that amortization in our share of income or loss from unconsolidated entities. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages. In other instances, net income or loss may be allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the joint venture at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the joint venture is calculated as the amount that the partner would receive if the joint venture were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under the HLBV method, in any given period, we could record more or less income than the joint venture has generated, than actual cash distributions we receive or than the amount we may receive in the event of an actual liquidation.

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of December 31, 2020, third-party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

As redemption rights are outside of our control, the redeemable OP Units are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Units at the greater of cost or redemption value. As of December 31, 2020 and 2019, the fair value of the redeemable OP Units was $146.0 million and $171.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2020 and 2019. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

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

Accounting for Historic and New Markets Tax Credits

For certain of our research and innovation centers, we are party to certain contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”), or both. As of December 31, 2020, we owned eight properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of acquired lease-related intangibles, if any, reflects: (i) the estimated value of any above or below market leases, determined by discounting the difference between the estimated market rent and in-place lease rent; and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. We amortize any acquired lease-related intangibles to revenue or amortization expense over the remaining life of the associated lease plus any assumed bargain renewal periods. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized amounts of lease-related intangibles associated with that lease in operations over the shortened lease term.

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

We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with estimating the fair value of the reporting unit. On January 1, 2020, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the traditional “Step 2” of the goodwill impairment test that required a hypothetical purchase price allocation. A goodwill impairment, if any, will be recognized in the period it is determined and is now measured as the amount by which a reporting unit’s carrying value exceeds its fair value.

Estimates of fair value used in our evaluation of goodwill (if necessary based on our qualitative assessment), investments in real estate, investments in unconsolidated entities and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon all available evidence including level three inputs, such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data such as replacement cost or comparable transactions. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

On January 1, we adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require us to evaluate a current estimate of all expected credit losses over the life of a financial instrument, which may result in earlier recognition of credit losses on loans and other financial instruments. Under prior guidance, we generally only considered past events and current conditions in measuring an incurred loss. We will establish a reserve for any estimated credit losses using this model with a corresponding charge to net income. We adopted ASU 2016-13 using the modified retrospective method and we established no reserve upon adoption. Our evaluation of credit losses of loans receivable is based on factors such as corporate and facility-level financial and operational reports, compliance with financial covenants set forth in the applicable loan agreement, the financial strength of the borrower and any guarantor, the payment history of the borrower, current economic conditions and reasonable and supportable forecasts.

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

Deferred Financing Costs

We amortize deferred financing costs, which are reported within senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortized costs of approximately $23.0 million, $20.2 million and $18.1 million were included in interest expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Available for Sale Securities

We classify available for sale securities as a component of other assets on our Consolidated Balance Sheets (other than our interests in government-sponsored pooled loan investments, which are classified as secured loans receivable and investments, net on our Consolidated Balance Sheets). We record these securities at fair value and include unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. If we determine that a credit loss exists with respect to individual investments, we will recognize an allowance against the amortized cost basis of the investment with a corresponding charge to net income. We report interest income, including discount or premium amortization, on available for sale securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments in our Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets and other inputs for the asset or liability that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates and yield curves. Level three inputs are unobservable inputs for the asset or liability, which typically are based on our own assumptions, because there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest-level input that is significant to the fair value measurement in its entirety. If the volume and level of market activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for an asset or liability is not orderly, little, if any, weight is placed on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

We use the following methods and assumptions in estimating the fair value of our financial instruments whose fair value is determined on a recurring basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

◦Foreign currency forward contracts - We estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

•Stock warrants - We estimate the fair value of stock warrants using level two inputs that are obtained from public sources. Inputs include equity spot price, dividend yield, volatility and risk-free rate.

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

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and research and innovation centers (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2020 and 2019, this cumulative excess totaled $169.7 million and $278.8 million, respectively (excluding properties classified as held for sale).

Certain of our leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

We assess the probability of collecting substantially all rents under our leases based on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, the type of property, the value of the underlying collateral, if any, expected future performance of the property and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all rents under the lease, we record a charge to rental income. If we change our conclusions regarding the probability of collecting rent payments required by a lease, we may recognize adjustments to rental income in the period we make such change in our conclusions.

Senior Living Operations

Our resident agreements are accounted for as leases and we recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay.

Other

We recognize interest income from loans and investments, including discounts and premiums, using the effective interest method when collectability is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We evaluate collectability of accrued interest receivables separate from the amortized cost basis of our loans. As such, we recognize interest income on an impaired loan to the extent we believe accrued contractual interest payments are collectable. Otherwise, interest income is recognized on a cash basis.

Accounting for Leased Property

We lease real property, primarily land and corporate office space, and equipment, primarily vehicles at our senior housing communities. At lease inception, we establish an operating lease asset and operating lease liability calculated as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

present value of future minimum lease payments. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value. Our lease expense primarily consists of ground and corporate office leases. Ground lease expense is included in interest expense and corporate office lease expense is included in general, administrative and professional fees in the Company’s Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting

As of December 31, 2020, 2019 and 2018, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. See “Note 19 – Segment Information.”

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

We used January 1, 2019 as the date of initial application. Therefore, financial information and disclosures under ASC 842 are not provided for periods prior to January 1, 2019. Upon adoption, we recognized a cumulative effect adjustment to retained earnings of $0.6 million primarily relating to certain costs associated with unexecuted leases that were deferred as of December 31, 2018.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In 2020 and for all periods presented, certain tax and insurance related expenses have been reclassified from general, administrative and professional fees to other expense in our Consolidated Statements of Income.

NOTE 3–CONCENTRATION OF CREDIT RISK

As of December 31, 2020, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 20.8%, 10.4%, 8.2%, 4.9% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2020). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 15.6% and 47.9% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of December 31, 2020). MOBs, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 36.5%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2020, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for each of the years ended December 31, 2020, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Triple-Net Leased Properties

The following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Years Ended December 31,
	2020	2019	2018
Revenues(1):
Brookdale Senior Living(2)	4.4%	4.7%	4.3%
Ardent	3.2	3.1	3.1
Kindred	3.5	3.3	3.5
NOI:
Brookdale Senior Living(2)	9.0%	8.7%	7.6%
Ardent	6.6	5.8	5.7
Kindred	7.1	6.3	6.4

(1)Total revenues include office building and other services revenue, income from loans and investments and interest and other income.
(2)2020 results include $21.3 million of amortization of up-front consideration received in 2020 from the Brookdale Lease. 2018 results include the impact of a net non-cash charge of $21.3 million related to April 2018 lease extensions.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the years ended December 31, 2020, 2019 and 2018. Refer to Item 1A. Risk Factors.

Brookdale Transactions

In July 2020, we entered into a revised master lease agreement (the “Brookdale Lease”) and certain other agreements (together with the Brookdale Lease, the “Agreements”) with Brookdale Senior Living. The Agreements modify our current arrangements with Brookdale Senior Living as follows:

We received up-front consideration approximating $235 million, which will be amortized over the remaining lease term and consisted of: (a) $162 million in cash including $47 million from the transfer to Ventas of deposits under the Brookdale Lease; (b) a $45 million cash pay note (the “Note”), which has an initial interest rate of 9.0%, increasing 50 basis points per annum, and matures on December 31, 2025; (c) $28 million in warrants exercisable for 16.3 million shares of Brookdale Senior Living common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share.

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

In April 2018, we entered into various agreements with Brookdale Senior Living that provide for, among other things: (a) a consolidation of substantially all of our multiple lease agreements with Brookdale Senior Living into one master lease; (b) extension of the term for substantially all of our Brookdale Senior Living leased properties until December 31, 2025, with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brookdale Senior Living retaining two successive 10-year renewal options; and (c) the guarantee of all the Brookdale Senior Living obligations to us by Brookdale Senior Living Inc., including covenant protections for us. In connection with these agreements, we recognized a net non-cash expense of $21.3 million for the acceleration of straight-line rent receivables, net unamortized market lease intangibles and deferred revenues, which is included in triple-net leased rental income in our Consolidated Statements of Income. We also received a fee of $2.5 million that is being amortized over the new lease term.

Holiday Transaction

In April 2020, we completed a transaction with affiliates of Holiday Retirement (collectively, “Holiday”), including (a) entry into a new, terminable management agreement with Holiday Management Company for our 26 independent living assets previously subject to a triple-net lease (the “Holiday Lease”) with Holiday; (b) termination of the Holiday Lease; and (c) our receipt from Holiday of $33.8 million in cash from the transfer to us of deposits under the Holiday Lease and $66 million in principal amount of secured notes. As a result of the Holiday Lease termination, we recognized $50.2 million within triple-net leased rental income, composed of $99.8 million of cash and notes received less $49.6 million from the write-off of accumulated straight-line receivable.

2018 Kindred Transaction

In July 2018, Kindred closed transactions (the “Go Private Transactions”) pursuant to which (a) Kindred would be acquired by a consortium of TPG Capital (“TPG”), Welsh, Carson, Anderson & Stowe (“WCAS”) and Humana, Inc., and (b) immediately following the acquisition, (i) Kindred’s home health, hospice and community care businesses would be separated from Kindred and operated as a standalone company owned by Humana, Inc., TPG and WCAS, and (ii) Kindred would be operated as a separate healthcare company owned by TPG and WCAS. In connection with the closing of the transactions, we received a payment from Kindred of $12.3 million, which was recognized in interest and other income in our Consolidated Statements of Income during the third quarter of 2018.

Future Contractual Rents

The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments where applicable, for all of our consolidated triple-net and office building leases as of December 31, 2020 (excluding properties classified as held for sale as of December 31, 2020):

	Brookdale Senior Living	Ardent	Kindred	Other	Total
	(In thousands)
2021	$148,454	$127,505	$133,824	$759,135	$1,168,918
2022	148,016	127,505	133,828	680,952	1,090,301
2023	147,555	127,505	112,929	617,589	1,005,578
2024	147,090	127,505	102,479	567,525	944,599
2025	146,612	127,505	35,412	483,069	792,598
Thereafter	—	1,219,450	4,228	1,787,143	3,010,821
Total	$737,727	$1,856,975	$522,700	$4,895,413	$8,012,815

Senior Living Operations

As of December 31, 2020, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 258 of our 432 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees, provide accurate property-level financial results in a timely manner and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4–ACQUISITIONS OF REAL ESTATE PROPERTY

The following summarizes our acquisition and development activities during 2020, 2019 and 2018. We acquire and invest in senior housing, medical office buildings, research and innovation centers and other healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.

2020 Acquisitions

During the year ended December 31, 2020, we acquired two research and innovation centers reported within our office operations reportable business segment, seven senior housing communities reported within our senior living operations reportable business segment and one LTAC reported within our triple-net leased properties reportable business segment for an aggregate consideration of $249.5 million. Each of these acquisitions was accounted for as an asset acquisition.

2019 Acquisitions

In September 2019, we acquired an 87% interest in 34 Canadian senior housing communities (including five in-process developments) valued at $1.8 billion through an equity partnership (the “LGM Acquisition”) with Le Groupe Maurice (“LGM”).  The portfolio continues to be managed by LGM.  We also have rights to fund and own all additional developments under an exclusive pipeline agreement with LGM.

During the year ended December 31, 2019, we also acquired two properties reported within our office operations reportable business segment (one research and innovation center and one MOB), two senior housing communities reported within our senior living operations reportable business segment and one vacant land parcel for an aggregate purchase price of $237.0 million.

Each of our 2019 acquisitions was accounted for as an asset acquisition.

2018 Acquisitions

During the year ended December 31, 2018, we acquired five properties reported within our office operations reportable business segment (four MOBs and one research and innovation center) and one senior housing community reported within our senior living operations reportable business segment for an aggregate purchase price of $311.3 million. Each of these acquisitions was accounted for as an asset acquisition.

NOTE 5–DISPOSITIONS AND IMPAIRMENTS
2020 Activity

We recognized $262.2 million of gains on sale of real estate in 2020 as described below.

In March 2020, we formed the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Ventas Fund”), a perpetual life vehicle that focuses on investments in research and innovation centers, medical office buildings and senior housing communities in North America. To seed the Ventas Fund, we contributed six (two of which are on the same campus) stabilized research and innovation and medical office properties. We received cash consideration of $620 million and a 21% interest in the Ventas Fund. We recognized a gain on the transactions of $225.1 million.

In October 2020, we formed a joint venture (the “R&I Development JV”) with GIC. To seed the R&I Development JV, we contributed our controlling ownership interest in four in-progress university-based research and innovation development projects (the “Initial R&I JV Projects”). At closing, GIC reimbursed Ventas for its share of costs incurred to date and we recognized a gain of $13.7 million. We own an over 50% interest and GIC owns a 45% interest in the Initial R&I JV Projects. The R&I Development JV may be expanded in the future to include other pre-identified R&I development projects.

See “Note 7 - Investments in Unconsolidated Entities” for additional details on the Ventas Fund and the JV.

Also during 2020, we sold four MOBs, four senior housing communities, 22 triple-net leased properties and one land parcel for aggregate consideration of $249.6 million, and we recognized a gain on the sale of these assets of $23.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2019 Activity

During the year ended December 31, 2019, we sold ten triple-net leased properties, eight MOBs, six senior housing assets and our leasehold interest in one vacant land parcel for aggregate consideration of $147.5 million, and we recognized a gain on the sale of these assets of $26.0 million.

2018 Activity

During the year ended December 31, 2018, we sold seven senior housing communities included in our senior living operations reportable business segment, five triple-net leased properties, 11 MOBs and two vacant land parcels for aggregate consideration of $348.6 million. We recognized a gain on the sale of these assets of $46.2 million for the year ended December 31, 2018.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of December 31, 2020 and 2019, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets:

	December 31, 2020			December 31, 2019
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Triple-net leased properties	1	$4,960	$2,690	8	$62,098	$1,623
Office operations (1)	—	15	101	1	5,177	499
Senior living operations	1	4,633	455	5	18,252	3,102
Total	2	$9,608	$3,246	14	$85,527	$5,224

(1)Balances relate to anticipated post-closing settlements of working capital.

In September 2020, one senior housing community no longer met the criteria as being classified as held for sale. As a result, we adjusted the carrying amount of the asset by recognizing depreciation expense of $0.1 million and classified the asset within net real estate investments on our Consolidated Balance Sheets for all periods presented.

Real Estate Impairment

We recognized impairments of $153.8 million, $133.6 million and $29.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. A significant portion of our 2020 charges resulted from the impact of COVID-19 and others were primarily the result of a change in our intent to hold the impaired assets (See “Note 1 – Description of Business - COVID-19 Update”). In most cases, we recognized an impairment in the periods in which our change in intent was made.

There were no impairments recorded as a result of natural disasters for the years ended December 31, 2020 and 2019; however, we recognized impairments of $52.5 million for the year ended December 31, 2018 as a result of natural disasters which are recorded as a component of other in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6–LOANS RECEIVABLE AND INVESTMENTS

As of December 31, 2020 and 2019, we had $0.9 billion and $1.0 billion, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments:

	Amortized Cost	Allowance	Unrealized Gain	Carrying Amount	Fair Value
	(In thousands)
As of December 31, 2020:
Secured/mortgage loans and other, net	$555,840	$—	$—	$555,840	$508,707
Government-sponsored pooled loan investments, net(1)	55,154	(8,846)	3,419	49,727	49,727
Total investments reported as secured loans receivable and investments, net	610,994	(8,846)	3,419	605,567	558,434
Non-mortgage loans receivable, net	74,700	(17,623)	—	57,077	57,009
Marketable debt securities (2)	213,334	—	24,219	237,553	237,553
Total loans receivable and investments, net	$899,028	$(26,469)	$27,638	$900,197	$852,996

As of December 31, 2019:
Secured/mortgage loans and other, net	$645,546	$—	$—	$645,546	$646,925
Government-sponsored pooled loan investments, net(1)	52,178	—	6,888	59,066	59,066
Total investments reported as secured loans receivable and investments, net	697,724	—	6,888	704,612	705,991
Non-mortgage loans receivable, net	63,724	—	—	63,724	63,538
Marketable debt securities (2)	213,062	—	24,298	237,360	237,360
Total loans receivable and investments, net	$974,510	$—	$31,186	$1,005,696	$1,006,889

(1)Investments in government-sponsored pool loans have contractual maturity dates in 2021 and 2023.
(2)Investments in marketable debt securities have contractual maturity dates in 2024 and 2026.

2020 Activity

During the year ended December 31, 2020, we recognized $34.7 million in expense in establishing allowances on our loan and investment portfolio. See “Note 1 - Description Of Business - COVID-19 Update.” In December 2020, we received $10.5 million for partial repayment of previously reserved loans which was recorded within allowance on loans receivables and investments in our Consolidated Statements of Income.

During the year ended December 31, 2020, we received aggregate proceeds of $106.1 million for the full repayment of the principal balances of various loans receivable with a weighted average interest rate of 8.3% that were due to mature between 2020 and 2025, which resulted in total gains of $1.4 million.

In April 2020, we received as consideration $66 million of notes secured by equity pledges on real estate assets with an effective interest rate of 9.2% in connection with the termination of the Holiday Lease. See “Note 3 – Concentration of Credit Risk.”

In July 2020, we entered into a $45 million Note from Brookdale Senior Living in connection with certain revised Agreements, which is included above in Non-mortgage loans receivable, net. The Note has an initial interest rate of 9.0%, increasing 50 basis points per annum, and matures on December 31, 2025. In addition, Brookdale transferred fee ownership of five senior living communities to us, in full satisfaction and repayment of a $78 million loan to Brookdale Senior Living from us that was secured by the five communities. See “Note 3 – Concentration of Credit Risk.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In July 2019, we closed the first phase of the LGM Acquisition by funding C$947 million (US $723 million) to LGM as a bridge loan to enable LGM to buy out its former partner. The bridge loan and all outstanding interest was fully repaid in September 2019 upon the closing of the LGM Acquisition. See “Note 4 – Acquisitions of Real Estate Property.”

NOTE 7–INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. We invest in both real estate entities and operating entities which are described further below.

Investments in Unconsolidated Real Estate Entities

Through our newly formed Ventas Investment Management Platform, we partner with third-party institutional investors to invest in healthcare real estate through various joint ventures and other co-investment vehicles. Below is a summary of our investment in unconsolidated real estate entities as of December 31, 2020 and 2019, respectively:

		Carrying Amount
		As of December 31,
	Ownership(1)	2020	2019
		(In thousands)
Investment in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	22.9%	$279,983	$—
Pension Fund Joint Venture	22.8%	34,690	41,739
Research & Innovation Development Joint Venture	50.3%	123,445	—
Ventas Investment Management Platform		438,118	41,739
All other(2)	34.0%-50.0%	5,570	3,283
Total investment unconsolidated real estate entities		$443,688	$45,022

(1) The entities in which we have an ownership interest may have less than a 100% interest in the underlying real estate. The ownership percentages in the table reflect Ventas’ interest in the underlying real estate.

(2) Includes investments in land parcels, parking structures and other de minimis investments in unconsolidated real estate entities.

In March 2020, we formed the Ventas Fund, in which we are the sponsor and general partner. See “Note 5 – Dispositions and Impairments.” In October 2020, the Ventas Fund acquired a portfolio of three life science properties in the South San Francisco life science cluster for $1.0 billion, which increased assets under management to $1.8 billion as of December 31, 2020. The acquisition was financed with a $415 million mortgage loan bearing interest at a fixed rate of 2.6% per annum.

In October 2020, we formed the R&I Development JV. See “Note 5 – Dispositions and Impairments.” We own an over 50% interest and GIC owns a 45% interest in the Initial R&I JV Projects. We act as manager of the R&I Develoment JV, with customary rights and obligations, and will receive customary fees and incentives. Our exclusive development partner, Wexford Science & Technology, remains the developer of, and a minority partner in, all of the projects. The R&I Development JV may be expanded in the future to include other pre-identified R&I development projects.

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

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $6.7 million, $3.4 million and $5.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent, Atria and Eclipse Senior Living, Inc. (“ESL”), which are included within other assets on our Consolidated Balance Sheets. Our 34% ownership interest in Atria entitles us to customary minority rights and protections, including the right to appoint two of six members to the Atria Board of Directors. Our 34% ownership interest in ESL entitles us to customary minority rights and protections, including the right to appoint two of six members to the ESL Board of Directors. ESL management owns the 66% controlling interest. Our 9.8% ownership interest in Ardent entitles us to customary minority rights and protections, as well as the right to appoint one of 11 members on the Ardent Board of Directors.

In June 2020, as a result of COVID-19, we recognized an impairment charge of $10.7 million related to our investment in an unconsolidated operating entity. See “Note 1 – Description of Business - COVID-19 Update.”

NOTE 8–INTANGIBLES

The following is a summary of our intangibles:

	As of December 31, 2020		As of December 31, 2019
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$140,096	6.4	$145,891	6.9
In-place and other lease intangibles	1,090,790	10.7	1,162,187	10.6
Goodwill	1,051,650	N/A	1,051,161	N/A
Other intangibles	35,870	10.0	35,837	10.9
Accumulated amortization	(941,462)	N/A	(922,668)	N/A
Net intangible assets	$1,376,944	10.3	$1,472,408	10.2
Intangible liabilities:
Below market lease intangibles	$339,265	14.3	$349,357	14.5
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(212,655)	N/A	(203,834)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$143,676	14.3	$162,589	14.5

N/A—Not Applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Above-market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2020, 2019 and 2018, our net amortization related to these intangibles was $45.7 million, $59.2 million and $49.2 million, respectively. The following is a summary of the estimated net amortization related to these intangibles for each of the next five years:

Estimated Net Amortization
(In thousands)
2021	$50,421
2022	42,787
2023	31,343
2024	16,932
2025	8,977

The table below reflects the carrying amount of goodwill, by segment, as of December 31, 2020:

Goodwill
(In thousands)
Triple-net leased properties	$322,270
Senior living operations	259,482
Office operations	469,898
Total goodwill	$1,051,650

NOTE 9–OTHER ASSETS

The following is a summary of our other assets:

	As of December 31,
	2020	2019
	(In thousands)
Straight-line rent receivables	$169,711	$278,833
Non-mortgage loans receivable, net	57,077	63,724
Stock warrants	50,098	—
Marketable debt securities	237,553	237,360
Other intangibles, net	4,659	5,149
Investment in unconsolidated operating entities	63,768	59,301
Other	224,363	233,349
Total other assets	$807,229	$877,716

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10–SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt:

	As of December 31,
	2020	2019
	(In thousands)
Unsecured revolving credit facility (1)	$39,395	$120,787
Commercial paper notes	—	567,450
Secured revolving construction credit facility due 2022	154,098	160,492
Floating Rate Senior Notes, Series F due 2021 (2)	235,664	231,018
3.25% Senior Notes due 2022	263,687	500,000
3.30% Senior Notes, Series C due 2022 (2)	196,386	192,515
Unsecured term loan due 2023	200,000	200,000
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	216,025	211,767
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	196,386	192,515
2.80% Senior Notes, Series E due 2024 (2)	471,328	462,036
Unsecured term loan due 2025 (2)	392,773	385,030
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,092,106	1,996,969
Total	11,983,071	12,245,802
Deferred financing costs, net	(68,343)	(79,939)
Unamortized fair value adjustment	12,618	20,056
Unamortized discounts	(31,934)	(27,146)
Senior notes payable and other debt	$11,895,412	$12,158,773

(1)As of December 31, 2020 and 2019, respectively, $12.2 million and $26.2 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $27.2 million and $27.6 million were denominated in British pounds as of December 31, 2020 and 2019, respectively.
(2)Canadian Dollar debt obligations shown in US Dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities, Commercial Paper and Unsecured Term Loans

As of December 31, 2020, our unsecured credit facility was comprised of a $3.0 billion unsecured revolving credit facility priced at LIBOR plus 0.875% based on the Company’s debt ratings, which was scheduled to mature in 2021. Following December 31, 2020, we entered into an amended and restated unsecured credit facility (the “New Credit Facility”) comprised of a $2.75 billion unsecured revolving credit facility initially priced at LIBOR plus 0.825% based on the Company’s debt ratings. The New Credit Facility matures in 2025, but may be extended at our option subject to the satisfaction of certain conditions, for two additional periods of six months each. The New Credit Facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

Our unsecured credit facility imposed certain customary restrictions on us, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; (viii) agreements limiting certain liens; and (ix) the maintenance of certain consolidated total leverage, secured debt leverage, unsecured debt leverage and fixed charge coverage ratios and minimum consolidated adjusted net worth, and contains customary events of default. The New Credit Facility imposes similar restrictions.

As of December 31, 2020, $39.4 million was outstanding under the unsecured revolving credit facility with an additional $24.9 million restricted to support outstanding letters of credit. In addition, we limit our utilization of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. We had $2.9 billion in available liquidity under the unsecured revolving credit facility as of December 31, 2020. In connection with the New Credit Facility, we paid off all amounts outstanding under the existing unsecured revolving credit facility as of January 29, 2021 by drawing down the same amount under the New Credit Facility.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2020, we had no borrowings outstanding under our commercial paper program.

As of December 31, 2020, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of December 31, 2020, we had a $400.0 million secured revolving construction credit facility with $154.1 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of research and innovation centers and other construction projects.

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

Senior Notes

As of December 31, 2020, we had outstanding $7.7 billion aggregate principal amount of senior notes issued by Ventas Realty ($263.7 million of which was co-issued by Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation), approximately $75.2 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.7 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2021 Senior Notes Activity

In February 2021, in order to reduce near-term maturities, we issued a make whole redemption for the entirety of the $400 million outstanding aggregate principal amount of 3.10% senior notes due January 2023. The redemption is expected to settle in March 2021 and will be funded primarily with cash on hand.

2020 Senior Notes Activity

In April 2020, Ventas Realty issued and sold $500.0 million aggregate principal amount of 4.75% senior notes due 2030 at an amount equal to 97.86% of par.

In October 2020, we redeemed, pursuant to a cash tender offer, $236.3 million aggregate principal amount then outstanding of our 3.25% senior notes due 2022 at 104.14% of par value, plus accrued and unpaid interest to the payment date. As a result, we recognized a loss on extinguishment of debt of $11.1 million during the year ended December 31, 2020.

2019 Senior Notes Activity

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Mortgages

At December 31, 2020, we had 89 mortgage loans outstanding in the aggregate principal amount of $2.1 billion which is secured by 78 of our properties. Of these loans, 66 loans in the aggregate principal amount of $1.4 billion bear interest at fixed rates ranging from 1.5% to 13.0% per annum, and 23 loans in the aggregate principal amount of $702.9 million bear interest at variable rates ranging from 0.1% to 2.9% per annum as of December 31, 2020. At December 31, 2020, the weighted average annual rate on our fixed rate mortgage loans was 3.5%, and the weighted average annual rate on our variable rate mortgage loans was 1.9%. Our mortgage loans had a weighted average maturity of 3.9 years as of December 31, 2020.

During the years ended December 31, 2020 and 2019, we repaid in full mortgage loans in the aggregate principal amount of $60.9 million and $97.7 million, respectively.

In September 2019, we assumed C$1.2 billion mortgage debt (included in the $2.1 billion above), including a fair value premium of C$16.6 million, in connection with the LGM Acquisition. See “Note 4 – Acquisitions of Real Estate Property.”

Scheduled Maturities of Borrowing Arrangements and Other Provisions

The following summarizes the maturities of our senior notes payable and other debt as of December 31, 2020:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2021	$511,971	$39,395	$44,651	$596,017
2022	1,070,861	—	38,602	1,109,463
2023	1,609,373	—	24,821	1,634,194
2024	1,610,581	—	18,587	1,629,168
2025	1,619,872	—	14,894	1,634,766
Thereafter	5,285,913	—	93,550	5,379,463
Total maturities	$11,708,571	$39,395	$235,105	$11,983,071

(1)At December 31, 2020, we had unrestricted cash and cash equivalents of $413.3 million, which exceeds the borrowings outstanding under our unsecured revolving credit facility and commercial paper program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our credit facilities also require us to maintain certain financial covenants pertaining to, among other things, our consolidated total leverage, secured debt, unsecured debt, fixed charge coverage and net worth.

As of December 31, 2020, we were in compliance with all of these covenants.

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

As of December 31, 2020, our variable rate debt obligations of $1.5 billion reflect, in part, the effect of $146.7 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022 that effectively convert fixed rate debt to variable rate debt. As of December 31, 2020, our fixed rate debt obligations of $10.5 billion reflect, in part, the effect of $305.9 million and C$145.7 million notional amount of interest rate swaps with maturities ranging from January 2023 to December 2029, in each case that effectively convert variable rate debt to fixed rate debt.

NOTE 11–FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$413,327	$413,327	$106,363	$106,363
Escrow deposits and restricted cash	38,313	38,313	39,739	39,739
Stock warrants	50,098	50,098	—	—
Secured mortgage loans and other, net	555,840	508,707	645,546	646,925
Non-mortgage loans receivable, net	57,077	57,009	63,724	63,538
Marketable debt securities	237,553	237,553	237,360	237,360
Government-sponsored pooled loan investments, net	49,727	49,727	59,066	59,066
Derivative instruments	2	2	738	738
Liabilities:
Senior notes payable and other debt, gross	11,983,071	13,075,337	12,245,802	12,778,758
Derivative instruments	28,338	28,338	12,987	12,987
Redeemable OP Units	145,983	145,983	171,178	171,178

For a discussion of the assumptions considered, refer to “Note 2 – Accounting Policies.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

NOTE 12–STOCK- BASED COMPENSATION

Compensation Plans

We currently have: three plans under which outstanding options to purchase common stock, shares of restricted stock or restricted stock units have been, or may in the future be, granted to our officers, employees and non-employee directors (the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006 Incentive Plan, the 2006 Stock Plan for Directors, and the 2012 Incentive Plan); one plan under which executive officers may receive deferred common stock in lieu of compensation (the Executive Deferred Stock Compensation Plan); and one plan under which certain non-employee directors have received or may receive deferred common stock in lieu of director fees (the Nonemployee Directors’ Deferred Stock Compensation Plan). These plans are referred to collectively as the “Plans.”

During the year ended December 31, 2020, we were permitted to issue shares and grant options, restricted stock and restricted stock units only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan and the 2012 Incentive Plan. The 2006 Incentive Plan and the 2006 Stock Plan for Directors (collectively, the “2006 Plans”) expired on December 31, 2012, and no additional grants were permitted under those Plans after that date.

The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2020 were as follows:

•Executive Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 0.6 million shares were available for future issuance as of December 31, 2020.

•Nonemployee Directors’ Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 0.4 million shares were available for future issuance as of December 31, 2020.

•2012 Incentive Plan—10.7 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2012 that were or are subsequently forfeited or expire unexercised) were reserved initially for grants or issuance to employees and non-employee directors, and 2.7 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2020 that were or are subsequently forfeited or expire unexercised) were available for future issuance as of December 31, 2020.

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

Stock Options

The following is a summary of stock option activity in 2020:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2019	4,077	$60.49
Options granted	—	—
Options exercised	(111)	45.75
Options forfeited	(9)	60.50
Options expired	(3)	60.50
Outstanding as of December 31, 2020	3,954	60.90	4.8	$462
Exercisable as of December 31, 2020	3,954	60.90	4.8	$462

Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods, with charges recorded in general, administrative and professional fees. As of December 31, 2020 there was no unrecognized compensation expense relating to stock options. Compensation costs related to stock options for the years ended December 31, 2019 and 2018 were $0.3 million and $2.6 million, respectively.

Aggregate proceeds received from options exercised under the Plans for the years ended December 31, 2020, 2019 and 2018 were $5.1 million, $36.1 million and $8.8 million, respectively. The total intrinsic value at exercise of options exercised during the years ended December 31, 2020, 2019 and 2018 was $1.3 million, $12.3 million and $3.1 million, respectively. There was no deferred income tax benefit for stock options exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock and Restricted Stock Units

We recognize the fair value of shares of restricted stock and restricted stock units (including time-based and performance-based awards) on the grant date of the award as stock-based compensation expense over the requisite service period, with charges to general, administrative and professional fees of $21.4 million, $33.6 million and $27.3 million in 2020, 2019 and 2018, respectively. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events. In addition to customary change in control vesting provisions, awards for executive officers will also generally vest to the executives if at a future termination date, they have attained a combined number of age and years of service of at least 75, with a minimum age of 62.

A summary of the status of our non-vested restricted stock and restricted stock units (including time-based and performance-based awards) as of December 31, 2020, and changes during the year ended December 31, 2020, follows:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value	Restricted Stock Units (000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	248	$58.21	539	$56.99
Granted	170	44.36	446	59.81
Vested	(136)	56.54	(271)	55.14
Forfeited	(49)	54.08	—	—
Nonvested at December 31, 2020	233	49.94	714	59.46

As of December 31, 2020, we had $19.8 million of unrecognized compensation cost related to non-vested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 1.80 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2020, 2019 and 2018 was $19.8 million, $31.6 million and $15.5 million, respectively.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 3.0 million shares for issuance under the ESPP. As of December 31, 2020, 0.2 million shares had been purchased under the ESPP and 2.8 million shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2020, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2020, 2019 and 2018, our aggregate contributions were approximately $1.6 million, $1.5 million and $1.5 million, respectively.

NOTE 13–INCOME TAXES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. Our tax treatment of distributions per common share was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Tax treatment of distributions:
Ordinary income	$—	$—	$—
Qualified ordinary income	0.00696	0.12230	0.00375
199A qualified business income	2.14381	2.22898	2.97465
Long-term capital gain	0.28450	—	0.05916
Unrecaptured Section 1250 gain	0.04973	0.03434	0.12244
Non-dividend distribution	—	0.78438	—
Distribution reported for 1099-DIV purposes	2.48500	3.17000	3.16000
Add: Dividend declared in current year and taxable in following year	0.45000	0.79250	0.79250
Less: Dividend declared in prior year and taxable in current year	(0.79250)	(0.79250)	(0.79000)
Distribution declared per common share outstanding	$2.14250	$3.17000	$3.16250

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2020, 2019 and 2018. Our consolidated benefit for income taxes was as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current - Federal	$402	$(1,840)	$(2,953)
Current - State	2,107	2,118	1,332
Deferred - Federal	(56,835)	(49,532)	(32,492)
Deferred - State	(35,447)	(3,353)	(825)
Current - Foreign	2,929	2,335	1,892
Deferred - Foreign	(9,690)	(6,038)	(6,907)
Total	$(96,534)	$(56,310)	$(39,953)

The 2020 income tax benefit is primarily due to a $95.9 million net deferred tax benefit from an internal restructuring of certain US taxable REIT subsidiaries completed in the first quarter, partially offset by a valuation allowance recorded against certain deferred tax assets in the second quarter. During the second quarter of 2020, we determined that the future tax benefits of certain deferred tax assets (primarily US federal NOL carryforwards which begin to expire in 2031) were not more likely than not to be realized. The 2019 income tax benefit was primarily due to the $57.7 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities.
Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the year ended December 31, 2020, their income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2020, 2019 and 2018, to the income tax benefit is as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$27,132	$77,803	$80,811
State income taxes, net of federal benefit	(1,967)	2,341	(253)
Change in valuation allowance from ordinary operations	86,359	(47,227)	(5,451)
Decrease in ASC 740 income tax liability	—	—	(4,347)
Tax at statutory rate on earnings not subject to federal income taxes	(53,808)	(90,862)	(89,947)
Foreign rate differential and foreign taxes	3,342	1,407	1,924
Change in tax status of TRS	(150,287)	(52)	359
Effect of the 2017 Tax Act	—	—	(23,160)
Other differences	(7,305)	280	111
Income tax benefit	$(96,534)	$(56,310)	$(39,953)

Each TRS is a tax-paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities are summarized as follows:

	As of December 31,
	2020	2019	2018
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(60,494)	$(257,373)	$(269,758)
Operating loss and interest deduction carryforwards	124,606	136,771	133,243
Expense accruals and other	10,516	7,380	11,910
Valuation allowance	(127,279)	(40,114)	(80,614)
Net deferred tax liabilities	$(52,651)	$(153,336)	$(205,219)

Our net deferred tax liability decreased $100.7 million during 2020 primarily due to a change in the tax status of certain of our TRS entities. This was offset by the recording of valuation allowances against $54.4 million of other deferred tax assets. Our net deferred tax liability decreased $51.9 million during 2019 primarily due to the $57.7 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities. Our net deferred tax liability decreased $44.8 million during 2018 primarily due to accounting for IRS guidance issued subsequent to the enactment of the 2017 Tax Act, specifically a $23.2 million benefit for the reversal of a valuation allowance on deferred interest carryforwards, and tax losses of certain TRS entities.

Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to certain TRSs.  The amounts related to NOLs at the TRS entities for 2020, 2019 and 2018 are $83.2 million, $21.2 million and $55.1 million, respectively.

We are subject to corporate-level taxes (“built-in gains tax”) for any asset dispositions during the five year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger). The amount of income potentially subject to built-in gains tax is generally equal to the lesser of the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or the actual amount of gain. Some, but not all, future gains could be offset by available NOL carryforwards.

At December 31, 2020, 2019 and 2018, the REIT had NOL carryforwards of $896.4 million, $858.6 million and $910.7 million, respectively. Additionally, the REIT has $10.8 million of federal income tax credits that were carried over from acquisitions. These amounts can be used to offset future taxable income (or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Certain NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The remaining REIT carryforwards begin to expire in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2020 and 2019, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $3.6 billion and $3.5 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2017 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2016 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2016 and subsequent years. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to entities acquired in 2014 from Holiday Retirement. We are subject to audit in the United Kingdom generally for the periods ended in and subsequent to 2019.

The following table summarizes the activity related to our unrecognized tax benefits:

	2020	2019
	(In thousands)
Balance as of January 1	$12,127	$12,344
Additions to tax positions related to prior years	74	178
Subtractions to tax positions related to prior years	(6,144)	(395)
Balance as of December 31	$6,057	$12,127

Included in these unrecognized tax benefits of $6.1 million and $12.1 million at December 31, 2020 and 2019, respectively, were $5.3 million and $10.7 million of tax benefits at December 31, 2020 and 2019, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued no interest or penalties related to the unrecognized tax benefits during 2020. We do not expect our unrecognized tax benefits to increase or decrease materially in 2021.

As a part of the transfer pricing structure in the normal course of business, the REIT enters into transactions with certain TRSs, such as leasing transactions, other capital financing and allocation of general and administrative costs, which transactions are intended to comply with Internal Revenue Service and foreign tax authority transfer pricing rules.

NOTE 14–COMMITMENTS AND CONTINGENCIES

From time to time, we are party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. In certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our tenants, operators, managers or other third parties against, or may otherwise be responsible for, such actions, proceedings or claims. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims and employment claims, as well as regulatory proceedings, including proceedings related to our senior living operations, where we are typically the holder of the applicable healthcare license. These claims may not be fully insured and some may allege large damage amounts.

It is the opinion of management, that the disposition of any such lawsuits, investigations, claims and other legal and regulatory proceedings that are currently pending will not, individually or in the aggregate, have a material adverse effect on us. However, regardless of the merits of a particular action, investigation or claim, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these lawsuits, investigations, claims and other legal and regulatory proceedings, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a material adverse effect on us.

Operating Leases

We lease land, equipment and corporate office space. At inception, we establish an operating lease asset and operating lease liability represented as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of lease payments. The incremental borrowing rates were adjusted for the length of the individual lease term. The weighted average discount rate and remaining lease term of our leases are 7.25% and 36.7 years, respectively. Operating lease assets and liabilities are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our lease expense primarily consists of ground and corporate office leases. Ground lease expense is included in interest expense and corporate office lease expense is included in general and administrative expenses in the Company’s Consolidated Statements of Operation. For the years ended December 31, 2020 and 2019, we recognized $32.1 million and $32.6 million of expense relating to our leases. For the years ended December 31, 2020 and 2019, cash paid for leases was $25.4 million and $25.8 million, respectively as reported within operating cash outflows in our Consolidated Statements of Cash Flow.

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2020 (in thousands):

2021	$24,363
2022	20,041
2023	19,725
2024	18,866
2025	16,708
Thereafter	654,060
Total undiscounted minimum lease payments	753,763
Less: imputed interest	(543,846)
Operating lease liabilities	$209,917

NOTE 15–EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$441,185	$439,297	$415,991
Discontinued operations	—	—	(10)
Net income	441,185	439,297	415,981
Net income attributable to noncontrolling interests	2,036	6,281	6,514
Net income attributable to common stockholders	$439,149	$433,016	$409,467
Denominator:
Denominator for basic earnings per share—weighted average shares	373,368	365,977	356,265
Effect of dilutive securities:
Stock options	—	391	174
Restricted stock awards	171	527	331
OP unitholder interests	2,964	2,991	2,531
Denominator for diluted earnings per share—adjusted weighted average shares	376,503	369,886	359,301
Basic earnings per share:
Income from continuing operations	$1.18	$1.20	$1.17
Net income attributable to common stockholders	1.18	1.18	1.15
Diluted earnings per share:
Income from continuing operations	$1.17	$1.19	$1.16
Net income attributable to common stockholders	1.17	1.17	1.14

There were 4.0 million, 1.1 million and 3.5 million anti-dilutive options outstanding for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16–PERMANENT AND TEMPORARY EQUITY

Capital Stock

From time to time, we may sell up to an aggregate of $1.0 billion of our common stock under an “at-the-market” equity offering program (“ATM program”). As of December 31, 2020, we have $755.5 million remaining under our existing ATM program. During the years ended December 31, 2020 and 2019, we sold 1.5 million and 2.7 million shares of our common stock under our ATM program for gross proceeds of $44.88 and $66.75 per share, respectively. During the year ended December 31, 2018, we sold no shares of common stock under our ATM program.

In June 2019, we sold 12.7 million shares of our common stock under a registered public offering for gross proceeds of $62.75 per share. We used the majority of the net proceeds to fund our LGM Acquisition. See “Note 4 – Acquisitions of Real Estate Property” and “Note 6 – Loans Receivable and Investments” for additional information regarding the LGM Acquisition.

Excess Share Provision

In order to preserve our ability to maintain REIT status, our Amended and Restated Certificate of Incorporation (our “Charter”) provides that if a person acquires beneficial ownership of more than 9% of our outstanding common stock or 9.9% of our outstanding preferred stock, the shares that are beneficially owned in excess of such limit are deemed to be excess shares. These shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the shares, and the trustee may exercise all voting power over the shares.

We have the right to buy the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we may defer payment of the purchase price for the excess shares for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. As of December 31, 2020, there were no shares in the trust.

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss:

	As of December 31,
	2020	2019
	(In thousands)
Foreign currency translation	$(51,947)	$(51,743)
Available for sale securities	25,712	27,380
Derivative instruments	(28,119)	(10,201)
Total accumulated other comprehensive loss	$(54,354)	$(34,564)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable OP Unitholder and Noncontrolling Interests

The following is a roll-forward of our redeemable OP unitholder and noncontrolling interests for 2020:

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
	(In thousands)
Balance as of December 31, 2019	$171,178	$102,500	$273,678
New issuances	—	16,593	16,593
Change in valuation	(18,638)	(8,068)	(26,706)
Dispositions	—	(14,350)	(14,350)
Distributions and other	(6,247)	1,071	(5,176)
Redemptions	(310)	(8,239)	(8,549)
Balance as of December 31, 2020	$145,983	$89,507	$235,490

NOTE 17–RELATED PARTY TRANSACTIONS

Atria provides comprehensive property management and accounting services with respect to our senior housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements. For the years ended December 31, 2020, 2019 and 2018, we incurred fees to Atria of $55.2 million, $62.1 million and $60.1 million, respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income.

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, as well as the right to appoint two of the six members on the Atria Board of Directors.

As of December 31, 2020, we leased 11 hospital campuses to Ardent pursuant to a single, triple-net master lease agreement. For the years ended December 31, 2020, 2019 and 2018, we recognized rental income from Ardent of $122.6 million, $118.8 million and $114.8 million, respectively, relating to the Ardent master lease.

In June 2018, we made a $200.0 million investment in senior unsecured notes issued by a subsidiary of Ardent at a price of 98.6% of par value. The notes have an effective interest rate of 10.0% and mature in 2026. These marketable debt securities are classified as available for sale and are reflected on our Consolidated Balance Sheets at fair value.

We hold a 9.8% ownership interest in Ardent, which entitles us to customary minority rights and protections, as well as the right to appoint one of the 11 members on the Ardent Board of Directors.

In January 2018, we transitioned the management of 76 private-pay senior housing communities to ESL. These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”) under triple-net leases, are now operated by ESL under a management contract with us and are included in the senior living operations reportable business segment. Upon termination of our lease with Elmcroft, we derecognized our accumulated straight-line receivable balance and offsetting reserve of $75.2 million. For the years ended December 31, 2020, 2019 and 2018, we incurred $5.2 million, $8.2 million and $23.6 million respectively of transaction and integration costs relating to this transaction, net of property-level net assets assumed for no consideration, primarily included in merger-related expenses and deal costs in our Consolidated Statements of Income.

In January 2018, we acquired a 34% ownership interest in ESL, which entitles us to customary minority rights and protections, as well as the right to appoint two of the six members of the ESL Board of Directors. ESL management owns the 66% controlling interest.

ESL provides comprehensive property management and accounting services with respect to our senior housing communities that ESL operates, for which we pay annual management fees pursuant to a management agreement.  For the years ended December 31, 2020, 2019 and 2018, we incurred fees to ESL of $15.1 million, $14.6 million and $12.9 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income.

NOTE 18–QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited consolidated quarterly information is provided below:

	For the Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$1,012,054	$943,198	$918,940	$921,165

Income (loss) from continuing operations	$474,730	$(159,235)	$13,737	$111,953
Net income (loss)	474,730	(159,235)	13,737	111,953
Net income (loss) attributable to noncontrolling interests	1,613	(2,065)	986	1,502
Net income (loss) attributable to common stockholders	$473,117	$(157,170)	$12,751	$110,451
Basic earnings per share:
Income (loss) from continuing operations	$1.27	$(0.43)	$0.04	$0.30
Net income (loss) attributable to common stockholders	1.27	(0.42)	0.03	0.29
Diluted earnings per share(1):
Income (loss) from continuing operations	$1.26	$(0.43)	$0.04	$0.30
Net income (loss) attributable to common stockholders	1.26	(0.42)	0.03	0.29

Dividends declared per common share	$0.7925	$0.4500	$0.4500	$0.4500

(1) Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists, as the effect would be an antidilutive per share amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19–SEGMENT INFORMATION

As of December 31, 2020, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property-specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary information by reportable business segment is as follows:

	For the Year Ended December 31, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$695,265	$—	$799,627	$—	$1,494,892
Resident fees and services	—	2,197,160	—	—	2,197,160
Office building and other services revenue	—	—	8,675	6,516	15,191
Income from loans and investments	—	—	—	80,505	80,505
Interest and other income	—	—	—	7,609	7,609
Total revenues	$695,265	$2,197,160	$808,302	$94,630	$3,795,357

Total revenues	$695,265	$2,197,160	$808,302	$94,630	$3,795,357
Less:
Interest and other income	—	—	—	7,609	7,609
Property-level operating expenses	22,160	1,658,671	256,612	—	1,937,443
Office building services costs	—	—	2,315	—	2,315
Segment NOI	$673,105	$538,489	$549,375	$87,021	1,847,990
Interest and other income					7,609
Interest expense					(469,541)
Depreciation and amortization					(1,109,763)
General, administrative and professional fees					(130,158)
Loss on extinguishment of debt, net					(10,791)
Merger-related expenses and deal costs					(29,812)
Allowance on loans receivable and investments					(24,238)
Other					(707)
Income from unconsolidated entities					1,844
Gain on real estate dispositions					262,218
Income tax benefit					96,534
Income from continuing operations					441,185
Net income					441,185
Net income attributable to noncontrolling interests					2,036
Net income attributable to common stockholders					$439,149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$780,898	$—	$828,978	$—	$1,609,876
Resident fees and services	—	2,151,533	—	—	2,151,533
Office building and other services revenue	—	—	7,747	3,409	11,156
Income from loans and investments	—	—	—	89,201	89,201
Interest and other income	—	—	—	10,984	10,984
Total revenues	$780,898	$2,151,533	$836,725	$103,594	$3,872,750

Total revenues	$780,898	$2,151,533	$836,725	$103,594	$3,872,750
Less:
Interest and other income	—	—	—	10,984	10,984
Property-level operating expenses	26,561	1,521,398	260,249	—	1,808,208
Office building services costs	—	—	2,319	—	2,319
Segment NOI	$754,337	$630,135	$574,157	$92,610	2,051,239
Interest and other income					10,984
Interest expense					(451,662)
Depreciation and amortization					(1,045,620)
General, administrative and professional fees					(158,726)
Loss on extinguishment of debt, net					(41,900)
Merger-related expenses and deal costs					(15,235)
Other					10,339
Loss from unconsolidated entities					(2,454)
Gain on real estate dispositions					26,022
Income tax benefit					56,310
Income from continuing operations					439,297
Net income					439,297
Net income attributable to noncontrolling interests					6,281
Net income attributable to common stockholders					$433,016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$737,796	$—	$776,011	$—	$1,513,807
Resident fees and services	—	2,069,477	—	—	2,069,477
Office building and other services revenue	2,522	—	7,592	3,302	13,416
Income from loans and investments	—	—	—	124,218	124,218
Interest and other income	—	—	—	24,892	24,892
Total revenues	$740,318	$2,069,477	$783,603	$152,412	$3,745,810

Total revenues	$740,318	$2,069,477	$783,603	$152,412	$3,745,810
Less:
Interest and other income	—	—	—	24,892	24,892
Property-level operating expenses	—	1,446,201	243,679	—	1,689,880
Office building services costs	—	—	1,418	—	1,418
Segment NOI	$740,318	$623,276	$538,506	$127,520	2,029,620
Interest and other income					24,892
Interest expense					(442,497)
Depreciation and amortization					(919,639)
General, administrative and professional fees					(145,978)
Loss on extinguishment of debt, net					(58,254)
Merger-related expenses and deal costs					(30,547)
Other					(72,772)
Loss from unconsolidated entities					(55,034)
Gain on real estate dispositions					46,247
Income tax benefit					39,953
Income from continuing operations					415,991
Discontinued operations					(10)
Net income					415,981
Net income attributable to noncontrolling interests					6,514
Net income attributable to common stockholders					$409,467

Assets by reportable business segment are as follows:

	As of December 31,
	2020		2019
	(Dollars in thousands)
Assets:
Triple-net leased properties	$5,147,503	21.6%	$6,381,657	25.8%
Senior living operations	10,653,428	44.5	10,142,023	41.1
Office operations	6,709,602	28.0	7,173,401	29.1
All other assets	1,418,871	5.9	995,127	4.0
Total assets	$23,929,404	100.0%	$24,692,208	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Capital expenditures:
Triple-net leased properties	$42,930	$55,429	$58,744
Senior living operations	191,891	944,214	337,750
Office operations	372,475	519,129	332,147
Total capital expenditures	$607,296	$1,518,772	$728,641

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Revenues:
United States	$3,381,357	$3,578,341	$3,524,875
Canada	389,205	266,946	192,350
United Kingdom	24,795	27,463	28,585
Total revenues	$3,795,357	$3,872,750	$3,745,810

	As of December 31,
	2020	2019
	(In thousands)
Net real estate property:
United States	$17,303,816	$18,636,838
Canada	2,983,924	2,830,850
United Kingdom	262,295	266,885
Total net real estate property	$20,550,035	$21,734,573

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$27,133,514	$24,973,983	$24,712,478
Additions during period:
Acquisitions	249,290	1,941,018	318,895
Capital expenditures	485,479	575,624	446,490
Deductions during period:
Foreign currency translation	80,302	107,508	(105,192)
Other(1)	(1,098,143)	(464,619)	(398,688)
Balance at end of period	$26,850,442	$27,133,514	$24,973,983

Accumulated depreciation:
Balance at beginning of period	$6,200,230	$5,492,310	$4,802,917
Additions during period:
Depreciation expense	809,067	811,936	791,882
Dispositions:
Sales and/or transfers to assets held for sale	(82,559)	(116,771)	(84,819)
Foreign currency translation	40,675	12,755	(17,670)
Balance at end of period	$6,967,413	$6,200,230	$5,492,310

(1)Other may include sales, transfers to assets held for sale and impairments.

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement Is Computed
SPECIALTY HOSPITALS
Rehabilitation Hospital of Southern Arizona	Tucson	AZ	$—	$770	$25,589	$—	$770	$25,589	$26,359	$7,121	$19,238	1992	2011	35 years
Kindred Hospital - Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	1,675	4,080	1990	1995	40 years
Kindred Hospital - Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	3,228	283	1950	1994	25 years
Kindred Hospital - San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	11,957	477	1965	1994	25 years
Kindred Hospital - San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	6,205	2,400	1962	1993	25 years
Tustin Rehabilitation Hospital	Tustin	CA	—	2,810	25,248	—	2,810	25,248	28,058	7,162	20,896	1991	2011	35 years
Kindred Hospital - Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	7,562	549	1973	1993	20 years
Kindred Hospital - Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	6,712	551	1963	1994	20 years
Kindred Hospital - South Florida - Coral Gables	Coral Gables	FL	—	1,071	5,348	(1,000)	71	5,348	5,419	5,290	129	1956	1992	30 years
Kindred Hospital - South Florida Ft. Lauderdale	Fort Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	14,171	1,667	1969	1989	30 years
Kindred Hospital - North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	4,683	75	1956	1994	20 years
Kindred Hospital - South Florida - Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	5,234	600	1937	1995	20 years
Kindred Hospital - Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	15,181	2,926	1968	1997	40 years
Kindred Hospital - Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	5,824	4,584	1970	1993	40 years
Kindred Hospital - Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	20,142	1,421	1949	1995	25 years
Kindred - Chicago - Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,483	1,555	1995	1976	20 years
Kindred Hospital - Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	6,726	622	1960	1991	30 years
Kindred Hospital - Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	8,456	170	1949	1993	20 years
Kindred Hospital - Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	3,880	906	1955	1993	30 years
Kindred Hospital - Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	12,600	2,720	1964	1995	20 years
Kindred Hospital - St. Louis	St. Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	2,057	1,156	1984	1991	40 years
Kindred Hospital - Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,590	1,697	1980	1994	40 years
Lovelace Rehabilitation Hospital	Albuquerque	NM	—	401	17,796	1,068	401	18,864	19,265	3,306	15,959	1989	2015	36 years
Kindred Hospital - Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	3,206	1,058	1985	1993	40 years
Kindred Hospital - Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	7,788	808	1964	1994	20 years
University Hospitals Rehabilitation Hospital	Beachwood	OH	—	1,800	16,444	—	1,800	16,444	18,244	3,646	14,598	2013	2013	35 years
Kindred Hospital - Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	3,953	1,405	1960	1995	35 years
Kindred Hospital - Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	4,344	827	1975	1993	22 years
Ardent Harrington Cancer Center	Amarillo	TX	—	974	25,304	—	974	25,304	26,278	120	26,158	2020	2020	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement Is Computed
Kindred Hospital - Arlington	Arlington	TX	—	458	12,426	—	458	12,426	12,884	172	12,712	1970	2020	35 years
Rehabilitation Hospital of Dallas	Dallas	TX	—	2,318	38,702	—	2,318	38,702	41,020	7,178	33,842	2009	2015	35 years
Baylor Institute for Rehabilitation - Ft. Worth TX	Fort Worth	TX	—	2,071	16,018	—	2,071	16,018	18,089	3,201	14,888	2008	2015	35 years
Kindred Hospital - Tarrant County (Fort Worth Southwest)	Fort Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	7,508	2,292	1987	1986	20 years
Rehabilitation Hospital The Vintage	Houston	TX	—	1,838	34,832	—	1,838	34,832	36,670	6,735	29,935	2012	2015	35 years
Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	6,231	2,256	1986	1985	40 years
Kindred Hospital - Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	6,756	339	1972	1994	20 years
Select Rehabilitation - San Antonio TX	San Antonio	TX	—	1,859	18,301	—	1,859	18,301	20,160	3,591	16,569	2010	2015	35 years
Kindred Hospital - San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	10,579	1,083	1981	1993	30 years
TOTAL FOR SPECIALTY HOSPITALS			—	48,226	440,390	68	47,226	441,458	488,684	245,253	243,431
SKILLED NURSING FACILITIES
Englewood Post Acute and Rehabilitation	Englewood	CO	—	241	2,180	194	241	2,374	2,615	2,206	409	1960	1995	30 years
Brookdale Lisle SNF	Lisle	IL	—	730	9,270	735	910	9,825	10,735	3,696	7,039	1990	2009	35 years
Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	7,207	6,619	1982	2004	30 years
The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	4,200	3,825	1899	2004	30 years
Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	4,631	4,331	1982	2004	30 years
Chapel Manor	Philadelphia	PA	—	1,595	13,982	1,358	1,595	15,340	16,935	9,511	7,424	1948	2004	30 years
Wayne Center	Strafford	PA	—	662	6,872	850	662	7,722	8,384	4,836	3,548	1897	2004	30 years
Everett Rehabilitation & Care	Everett	WA	—	2,750	27,337	(7,916)	2,750	19,421	22,171	7,707	14,464	1995	2011	35 years
Beacon Hill Rehabilitation	Longview	WA	—	145	2,563	171	145	2,734	2,879	2,670	209	1955	1992	29 years
Columbia Crest Care & Rehabilitation Center	Moses Lake	WA	—	660	17,439	—	660	17,439	18,099	5,080	13,019	1972	2011	35 years
Lake Ridge Solana Alzheimer's Care Center	Moses Lake	WA	—	660	8,866	—	660	8,866	9,526	2,669	6,857	1988	2011	35 years
Rainier Rehabilitation	Puyallup	WA	—	520	4,780	305	520	5,085	5,605	3,794	1,811	1986	1991	40 years
Logan Center	Logan	WV	—	300	12,959	—	300	12,959	13,259	3,717	9,542	1987	2011	35 years
Ravenswood Healthcare Center	Ravenswood	WV	—	320	12,710	—	320	12,710	13,030	3,661	9,369	1987	2011	35 years
Valley Center	South Charleston	WV	—	750	24,115	—	750	24,115	24,865	7,004	17,861	1987	2011	35 years
White Sulphur	White Sulphur Springs	WV	—	250	13,055	—	250	13,055	13,305	3,781	9,524	1987	2011	35 years
TOTAL FOR SKILLED NURSING FACILITIES			—	12,986	183,538	(4,303)	13,166	179,055	192,221	76,370	115,851

GENERAL ACUTE CARE
Lovelace Medical Center Downtown	Albuquerque	NM	—	9,840	154,017	9,763	9,928	163,692	173,620	30,465	143,155	1968	2015	33.5 years
Lovelace Westside Hospital	Albuquerque	NM	—	10,107	13,576	2,133	10,107	15,709	25,816	6,742	19,074	1984	2015	20.5 years
Lovelace Women's Hospital	Albuquerque	NM	—	7,236	175,142	20,075	7,236	195,217	202,453	24,062	178,391	1983	2015	47 years
Roswell Regional Hospital	Roswell	NM	—	2,560	41,125	2,186	2,560	43,311	45,871	5,825	40,046	2007	2015	47 years
Hillcrest Hospital Claremore	Claremore	OK	—	3,623	23,864	638	3,623	24,502	28,125	4,108	24,017	1955	2015	40 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement Is Computed
Bailey Medical Center	Owasso	OK	—	4,964	7,059	155	4,964	7,214	12,178	1,826	10,352	2006	2015	32.5 years
Hillcrest Medical Center	Tulsa	OK	—	28,319	215,959	12,718	28,319	228,677	256,996	40,988	216,008	1928	2015	34 years
Hillcrest Hospital South	Tulsa	OK	—	17,026	112,231	1,016	17,026	113,247	130,273	16,857	113,416	1999	2015	40 years
SouthCreek Medical Plaza	Tulsa	OK	—	2,943	17,860	600	2,943	18,460	21,403	1,451	19,952	2003	2018	35 years
Baptist St. Anthony's Hospital	Amarillo	TX	—	13,779	357,733	26,812	13,015	385,309	398,324	49,670	348,654	1967	2015	44.5 years
Spire Hull and East Riding Hospital	Anlaby	HUL	—	3,194	81,613	(10,348)	2,804	71,655	74,459	9,881	64,578	2010	2014	50 years
Spire Fylde Coast Hospital	Blackpool	LAN	—	2,446	28,896	(3,825)	2,147	25,370	27,517	3,550	23,967	1980	2014	50 years
Spire Clare Park Hospital	Farnham	SUR	—	6,263	26,119	(3,951)	5,499	22,932	28,431	3,336	25,095	2009	2014	50 years
TOTAL FOR GENERAL ACUTE CARE			—	112,300	1,255,194	57,972	110,171	1,315,295	1,425,466	198,761	1,226,705
BROOKDALE SENIOR HOUSING COMMUNITIES
Brookdale Chandler Ray Road	Chandler	AZ	—	2,000	6,538	178	2,000	6,716	8,716	2,070	6,646	1998	2011	35 years
Brookdale Springs Mesa	Mesa	AZ	—	2,747	24,918	2,720	2,751	27,634	30,385	13,025	17,360	1986	2005	35 years
Brookdale East Arbor	Mesa	AZ	—	655	6,998	489	711	7,431	8,142	3,582	4,560	1998	2005	35 years
Brookdale Oro Valley	Oro Valley	AZ	—	666	6,169	—	666	6,169	6,835	3,123	3,712	1998	2005	35 years
Brookdale Peoria	Peoria	AZ	—	598	4,872	723	659	5,534	6,193	2,603	3,590	1998	2005	35 years
Brookdale Tempe	Tempe	AZ	—	611	4,066	150	611	4,216	4,827	2,093	2,734	1997	2005	35 years
Brookdale East Tucson	Tucson	AZ	—	506	4,745	50	556	4,745	5,301	2,406	2,895	1998	2005	35 years
Brookdale Anaheim	Anaheim	CA	—	2,464	7,908	95	2,464	8,003	10,467	3,833	6,634	1977	2005	35 years
Brookdale Redwood City	Redwood City	CA	—	7,669	66,691	422	7,719	67,063	74,782	34,159	40,623	1988	2005	35 years
Brookdale San Jose	San Jose	CA	—	6,240	66,329	14,386	6,250	80,705	86,955	36,374	50,581	1987	2005	35 years
Brookdale San Marcos	San Marcos	CA	—	4,288	36,204	235	4,314	36,413	40,727	18,666	22,061	1987	2005	35 years
Brookdale Tracy	Tracy	CA	—	1,110	13,296	521	1,110	13,817	14,927	6,173	8,754	1986	2005	35 years
Brookdale Boulder Creek	Boulder	CO	—	1,290	20,683	782	1,414	21,341	22,755	6,152	16,603	1985	2011	35 years
Brookdale Vista Grande	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	4,698	5,296	1997	2005	35 years
Brookdale El Camino	Pueblo	CO	—	840	9,403	76	874	9,445	10,319	4,773	5,546	1997	2005	35 years
Brookdale Farmington	Farmington	CT	—	3,995	36,310	958	4,340	36,923	41,263	18,531	22,732	1984	2005	35 years
Brookdale South Windsor	South Windsor	CT	—	2,187	12,682	88	2,198	12,759	14,957	6,097	8,860	1999	2004	35 years
Brookdale Chatfield	West Hartford	CT	—	2,493	22,833	23,729	2,493	46,562	49,055	15,041	34,014	1989	2005	35 years
Brookdale Bonita Springs	Bonita Springs	FL	—	1,540	10,783	1,275	1,594	12,004	13,598	5,518	8,080	1989	2005	35 years
Brookdale West Boynton Beach	Boynton Beach	FL	—	2,317	16,218	1,353	2,347	17,541	19,888	8,137	11,751	1999	2005	35 years
Brookdale Deer Creek AL/MC	Deerfield Beach	FL	—	1,399	9,791	18	1,399	9,809	11,208	5,091	6,117	1999	2005	35 years
Brookdale Fort Myers The Colony	Fort Myers	FL	—	1,510	7,862	398	1,510	8,260	9,770	2,333	7,437	1996	2011	35 years
Brookdale Avondale	Jacksonville	FL	—	860	16,745	140	860	16,885	17,745	4,762	12,983	1997	2011	35 years
Brookdale Crown Point	Jacksonville	FL	—	1,300	9,659	611	1,300	10,270	11,570	2,888	8,682	1997	2011	35 years
Brookdale Jensen Beach	Jensen Beach	FL	—	1,831	12,820	2,100	1,831	14,920	16,751	6,472	10,279	1999	2005	35 years
Brookdale Ormond Beach West	Ormond Beach	FL	—	1,660	9,738	27	1,660	9,765	11,425	2,820	8,605	1997	2011	35 years
Brookdale Palm Coast	Palm Coast	FL	—	470	9,187	235	470	9,422	9,892	2,669	7,223	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement Is Computed
Brookdale Pensacola	Pensacola	FL	—	633	6,087	11	633	6,098	6,731	3,086	3,645	1998	2005	35 years
Brookdale Rotonda	Rotonda West	FL	—	1,740	4,331	282	1,740	4,613	6,353	1,536	4,817	1997	2011	35 years
Brookdale Centre Pointe Boulevard	Tallahassee	FL	—	667	6,168	—	667	6,168	6,835	3,123	3,712	1998	2005	35 years
Brookdale Tavares	Tavares	FL	—	280	15,980	69	280	16,049	16,329	4,522	11,807	1997	2011	35 years
Brookdale West Melbourne MC	West Melbourne	FL	—	586	5,481	—	586	5,481	6,067	2,775	3,292	2000	2005	35 years
Brookdale West Palm Beach	West Palm Beach	FL	—	3,758	33,072	3,762	3,935	36,657	40,592	17,139	23,453	1990	2005	35 years
Brookdale Winter Haven MC	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	1,522	1,716	1997	2005	35 years
Brookdale Winter Haven AL	Winter Haven	FL	—	438	5,549	183	438	5,732	6,170	2,831	3,339	1997	2005	35 years
Brookdale Twin Falls	Twin Falls	ID	—	703	6,153	1,099	718	7,237	7,955	3,321	4,634	1997	2005	35 years
Brookdale Lake Shore Drive	Chicago	IL	—	11,057	107,517	7,721	11,089	115,206	126,295	56,926	69,369	1990	2005	35 years
Brookdale Lake View	Chicago	IL	—	3,072	26,668	—	3,072	26,668	29,740	13,650	16,090	1950	2005	35 years
Brookdale Des Plaines	Des Plaines	IL	—	6,871	60,165	(41)	6,805	60,190	66,995	30,777	36,218	1993	2005	35 years
Brookdale Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	4,702	4,273	48,445	52,718	22,773	29,945	1987	2005	35 years
Brookdale Lisle IL/AL	Lisle	IL	33,000	7,953	70,400	—	7,953	70,400	78,353	35,944	42,409	1990	2005	35 years
Brookdale Northbrook	Northbrook	IL	—	1,988	39,762	854	2,076	40,528	42,604	19,573	23,031	1999	2004	35 years
Brookdale Hawthorn Lakes IL/AL	Vernon Hills	IL	—	4,439	35,044	814	4,480	35,817	40,297	18,338	21,959	1987	2005	35 years
Brookdale Hawthorn Lakes AL	Vernon Hills	IL	—	1,147	10,041	401	1,175	10,414	11,589	5,163	6,426	1999	2005	35 years
Brookdale Richmond	Richmond	IN	—	495	4,124	359	555	4,423	4,978	2,158	2,820	1998	2005	35 years
Brookdale Derby	Derby	KS	—	440	4,422	—	440	4,422	4,862	1,299	3,563	1994	2011	35 years
Brookdale Leawood State Line	Leawood	KS	—	117	5,127	261	117	5,388	5,505	2,631	2,874	2000	2005	35 years
Brookdale Salina Fairdale	Salina	KS	—	300	5,657	150	353	5,754	6,107	1,681	4,426	1996	2011	35 years
Brookdale Topeka	Topeka	KS	—	370	6,825	—	370	6,825	7,195	3,455	3,740	2000	2005	35 years
Brookdale Cushing Park	Framingham	MA	—	5,819	33,361	3,996	5,872	37,304	43,176	17,179	25,997	1999	2004	35 years
Brookdale Cape Cod	Hyannis	MA	—	1,277	9,063	237	1,277	9,300	10,577	4,193	6,384	1999	2005	35 years
Brookdale Quincy Bay	Quincy	MA	—	6,101	57,862	3,713	6,216	61,460	67,676	29,724	37,952	1986	2005	35 years
Brookdale Delta MC	Delta Township	MI	—	730	11,471	119	730	11,590	12,320	3,298	9,022	1998	2011	35 years
Brookdale Delta AL	Delta Township	MI	—	820	3,313	30	820	3,343	4,163	1,327	2,836	1998	2011	35 years
Brookdale Farmington Hills North	Farmington Hills	MI	—	580	10,497	91	580	10,588	11,168	3,369	7,799	1994	2011	35 years
Brookdale Farmington Hills North II	Farmington Hills	MI	—	700	10,246	—	700	10,246	10,946	3,394	7,552	1994	2011	35 years
Brookdale Meridian AL	Haslett	MI	—	1,340	6,134	288	1,367	6,395	7,762	1,910	5,852	1998	2011	35 years
Brookdale Grand Blanc MC	Holly	MI	—	450	12,373	105	450	12,478	12,928	3,572	9,356	1998	2011	35 years
Brookdale Grand Blanc AL	Holly	MI	—	620	14,627	—	620	14,627	15,247	4,211	11,036	1998	2011	35 years
Brookdale Northville	Northville	MI	—	407	6,068	149	407	6,217	6,624	3,082	3,542	1996	2005	35 years
Brookdale Troy MC	Troy	MI	—	630	17,178	—	630	17,178	17,808	4,900	12,908	1998	2011	35 years
Brookdale Troy AL	Troy	MI	—	950	12,503	270	950	12,773	13,723	3,786	9,937	1998	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Utica AL	Utica	MI	—	1,142	11,808	691	1,142	12,499	13,641	6,096	7,545	1996	2005	35 years
Brookdale Utica MC	Utica	MI	—	700	8,657	351	700	9,008	9,708	2,712	6,996	1995	2011	35 years
Brookdale Eden Prairie	Eden Prairie	MN	—	301	6,228	874	332	7,071	7,403	3,299	4,104	1998	2005	35 years
Brookdale Faribault	Faribault	MN	—	530	1,085	—	530	1,085	1,615	378	1,237	1997	2011	35 years
Brookdale Inver Grove Heights	Inver Grove Heights	MN	—	253	2,655	—	253	2,655	2,908	1,344	1,564	1997	2005	35 years
Brookdale Mankato	Mankato	MN	—	490	410	—	490	410	900	262	638	1996	2011	35 years
Brookdale Edina	Minneapolis	MN	15,040	3,621	33,141	22,975	3,621	56,116	59,737	21,058	38,679	1998	2005	35 years
Brookdale North Oaks	North Oaks	MN	—	1,057	8,296	1,312	1,122	9,543	10,665	4,421	6,244	1998	2005	35 years
Brookdale Plymouth	Plymouth	MN	—	679	8,675	801	823	9,332	10,155	4,487	5,668	1998	2005	35 years
Brookdale Willmar	Wilmar	MN	—	470	4,833	—	470	4,833	5,303	1,396	3,907	1997	2011	35 years
Brookdale Winona	Winona	MN	—	800	1,390	—	800	1,390	2,190	803	1,387	1997	2011	35 years
Brookdale West County	Ballwin	MO	—	3,100	35,074	323	3,113	35,384	38,497	7,232	31,265	2012	2014	35 years
Brookdale Evesham	Voorhees Township	NJ	—	3,158	29,909	343	3,158	30,252	33,410	15,164	18,246	1987	2005	35 years
Brookdale Westampton	Westampton	NJ	—	881	4,741	829	881	5,570	6,451	2,563	3,888	1997	2005	35 years
Brookdale Santa Fe	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	14,060	14,118	1986	2005	35 years
Brookdale Kenmore	Buffalo	NY	—	1,487	15,170	1,117	1,487	16,287	17,774	7,774	10,000	1995	2005	35 years
Brookdale Clinton IL	Clinton	NY	—	947	7,528	643	961	8,157	9,118	3,911	5,207	1991	2005	35 years
Brookdale Manlius	Manlius	NY	—	890	28,237	658	190	29,595	29,785	8,172	21,613	1994	2011	35 years
Brookdale Pittsford	Pittsford	NY	—	611	4,066	16	611	4,082	4,693	2,064	2,629	1997	2005	35 years
Brookdale East Niskayuna	Schenectady	NY	—	1,021	8,333	715	1,021	9,048	10,069	4,374	5,695	1997	2005	35 years
Brookdale Niskayuna	Schenectady	NY	—	1,884	16,103	30	1,884	16,133	18,017	8,160	9,857	1996	2005	35 years
Brookdale Summerfield	Syracuse	NY	—	1,132	11,434	278	1,246	11,598	12,844	5,805	7,039	1991	2005	35 years
Brookdale Williamsville	Williamsville	NY	—	839	3,841	60	839	3,901	4,740	1,960	2,780	1997	2005	35 years
Brookdale Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	3,274	3,916	1997	2005	35 years
Brookdale Falling Creek	Hickory	NC	—	330	10,981	—	330	10,981	11,311	3,146	8,165	1997	2011	35 years
Brookdale Winston-Salem	Winston-Salem	NC	—	368	3,497	250	368	3,747	4,115	1,808	2,307	1997	2005	35 years
Brookdale Alliance	Alliance	OH	—	392	6,283	49	435	6,289	6,724	3,185	3,539	1998	2005	35 years
Brookdale Austintown	Austintown	OH	—	151	3,087	729	181	3,786	3,967	1,694	2,273	1999	2005	35 years
Brookdale Barberton	Barberton	OH	—	440	10,884	—	440	10,884	11,324	3,120	8,204	1997	2011	35 years
Brookdale Beavercreek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	2,724	3,244	1998	2005	35 years
Brookdale Centennial Park	Clayton	OH	—	630	6,477	—	630	6,477	7,107	1,924	5,183	1997	2011	35 years
Brookdale Westerville	Columbus	OH	—	267	3,600	—	267	3,600	3,867	1,823	2,044	1999	2005	35 years
Brookdale Greenville AL/MC	Greenville	OH	—	490	4,144	55	545	4,144	4,689	1,376	3,313	1997	2011	35 years
Brookdale Lakeview Crossing	Groveport	OH	—	705	11,103	—	705	11,103	11,808	150	11,658	1998	2020	35 years
Brookdale Camelot Medina (North)	Medina	OH	—	263	6,602	—	263	6,602	6,865	108	6,757	1995	2020	35 years
Brookdale Medina South	Medina	OH	—	802	22,124	—	802	22,124	22,926	293		2000	2020	35 years
Brookdale Mount Vernon	Mount Vernon	OH	—	854	22,882	—	854	22,882	23,736	298		2002	2020	35 years
Brookdale Salem AL (OH)	Salem	OH	—	634	4,659	—	634	4,659	5,293	2,359	2,934	1998	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Springdale	Springdale	OH	—	1,140	9,134	656	1,228	9,702	10,930	2,702	8,228	1997	2011	35 years
Brookdale Zanesville	Zanesville	OH	—	833	12,034	—	833	12,034	12,867	166		1996	2020	35 years
Brookdale Bartlesville South	Bartlesville	OK	—	250	10,529	35	285	10,529	10,814	2,995	7,819	1997	2011	35 years
Brookdale Broken Arrow	Broken Arrow	OK	—	940	6,312	6,435	1,898	11,789	13,687	3,851	9,836	1996	2011	35 years
Brookdale Forest Grove	Forest Grove	OR	—	2,320	9,633	(4,180)	2,320	5,453	7,773	2,913	4,860	1994	2011	35 years
Brookdale Mt. Hood	Gresham	OR	—	2,410	9,093	(1,356)	319	9,828	10,147	2,845	7,302	1988	2011	35 years
Brookdale McMinnville Town Center	McMinnville	OR	119	1,230	7,561	—	1,230	7,561	8,791	2,583	6,208	1989	2011	35 years
Brookdale Denton North	Denton	TX	—	1,750	6,712	43	1,750	6,755	8,505	1,974	6,531	1996	2011	35 years
Brookdale Ennis	Ennis	TX	—	460	3,284	—	460	3,284	3,744	1,026	2,718	1996	2011	35 years
Brookdale Kerrville	Kerrville	TX	—	460	8,548	120	460	8,668	9,128	2,459	6,669	1997	2011	35 years
Brookdale Medical Center Whitby	San Antonio	TX	—	1,400	10,051	(5,953)	1,400	4,098	5,498	2,794	2,704	1997	2011	35 years
Brookdale Western Hills	Temple	TX	—	330	5,081	230	330	5,311	5,641	1,568	4,073	1997	2011	35 years
Brookdale Salem AL (VA)	Salem	VA	—	1,900	16,219	—	1,900	16,219	18,119	8,097	10,022	1998	2011	35 years
Brookdale Alderwood	Lynnwood	WA	—	1,219	9,573	810	1,239	10,363	11,602	4,868	6,734	1999	2005	35 years
Brookdale Puyallup South	Puyallup	WA	—	1,055	8,298	686	1,055	8,984	10,039	4,201	5,838	1998	2005	35 years
Brookdale Richland	Richland	WA	—	960	23,270	370	960	23,640	24,600	6,839	17,761	1990	2011	35 years
Brookdale Park Place	Spokane	WA	—	1,622	12,895	910	1,622	13,805	15,427	6,700	8,727	1915	2005	35 years
Brookdale Allenmore AL	Tacoma	WA	—	620	16,186	971	671	17,106	17,777	4,804	12,973	1997	2011	35 years
Brookdale Allenmore - IL	Tacoma	WA	—	1,710	3,326	(622)	307	4,107	4,414	1,599	2,815	1988	2011	35 years
Brookdale Yakima	Yakima	WA	—	860	15,276	119	891	15,364	16,255	4,499	11,756	1998	2011	35 years
Brookdale Kenosha	Kenosha	WI	—	551	5,431	3,297	608	8,671	9,279	3,836	5,443	2000	2005	35 years
Brookdale LaCrosse MC	La Crosse	WI	—	621	4,056	1,126	621	5,182	5,803	2,452	3,351	2004	2005	35 years
Brookdale LaCrosse AL	La Crosse	WI	—	644	5,831	2,637	644	8,468	9,112	3,886	5,226	1998	2005	35 years
Brookdale Middleton Century Ave	Middleton	WI	—	360	5,041	—	360	5,041	5,401	1,462	3,939	1997	2011	35 years
Brookdale Onalaska	Onalaska	WI	—	250	4,949	—	250	4,949	5,199	1,427	3,772	1995	2011	35 years
Brookdale Sun Prairie	Sun Prairie	WI	—	350	1,131	—	350	1,131	1,481	391	1,090	1994	2011	35 years
TOTAL FOR BROOKDALE SENIOR HOUSING COMMUNITIES			48,159	185,432	1,810,548	120,817	184,852	1,931,945	2,116,797	799,971	1,316,826
SUNRISE SENIOR HOUSING COMMUNITIES
Sunrise of Chandler	Chandler	AZ	—	4,344	14,455	1,386	4,459	15,726	20,185	4,780	15,405	2007	2012	35 years
Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	1,193	2,255	28,742	30,997	11,634	19,363	2007	2007	35 years
Sunrise at River Road	Tucson	AZ	—	2,971	12,399	970	3,000	13,340	16,340	3,823	12,517	2008	2012	35 years
Sunrise at La Costa	Carlsbad	CA	—	4,890	20,590	1,985	5,030	22,435	27,465	9,658	17,807	1999	2007	35 years
Sunrise of Carmichael	Carmichael	CA	—	1,269	14,598	1,274	1,310	15,831	17,141	4,526	12,615	2009	2012	35 years
Sunrise of Fair Oaks	Fair Oaks	CA	—	1,456	23,679	3,035	2,557	25,613	28,170	10,611	17,559	2001	2007	35 years
Sunrise of Mission Viejo	Mission Viejo	CA	—	3,802	24,560	2,297	4,125	26,534	30,659	11,130	19,529	1998	2007	35 years
Sunrise at Canyon Crest	Riverside	CA	—	5,486	19,658	2,418	5,745	21,817	27,562	9,280	18,282	2006	2007	35 years
Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	1,786	1,525	25,204	26,729	10,351	16,378	2007	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of San Mateo	San Mateo	CA	—	2,682	35,335	3,557	2,742	38,832	41,574	15,571	26,003	1999	2007	35 years
Sunrise of Sunnyvale	Sunnyvale	CA	—	2,933	34,361	2,256	2,999	36,551	39,550	14,743	24,807	2000	2007	35 years
Sunrise at Sterling Canyon	Valencia	CA	—	3,868	29,293	5,211	4,108	34,264	38,372	15,149	23,223	1998	2007	35 years
Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	2,239	5,038	32,858	37,896	13,353	24,543	2004	2007	35 years
Sunrise at Yorba Linda	Yorba Linda	CA	—	1,689	25,240	2,601	1,780	27,750	29,530	11,460	18,070	2002	2007	35 years
Sunrise at Cherry Creek	Denver	CO	—	1,621	28,370	3,697	1,721	31,967	33,688	12,825	20,863	2000	2007	35 years
Sunrise at Pinehurst	Denver	CO	—	1,417	30,885	2,301	1,716	32,887	34,603	13,870	20,733	1998	2007	35 years
Sunrise at Orchard	Littleton	CO	—	1,813	22,183	3,666	1,853	25,809	27,662	10,325	17,337	1997	2007	35 years
Sunrise of Westminster	Westminster	CO	—	2,649	16,243	2,548	2,860	18,580	21,440	7,928	13,512	2000	2007	35 years
Sunrise of Stamford	Stamford	CT	—	4,612	28,533	3,433	5,029	31,549	36,578	13,242	23,336	1999	2007	35 years
Sunrise of Jacksonville	Jacksonville	FL	—	2,390	17,671	652	2,420	18,293	20,713	4,912	15,801	2009	2012	35 years
Sunrise at Ivey Ridge	Alpharetta	GA	—	1,507	18,516	1,622	1,517	20,128	21,645	8,561	13,084	1998	2007	35 years
Sunrise of Huntcliff Summit I	Atlanta	GA	—	4,232	66,161	19,970	4,201	86,162	90,363	40,106	50,257	1987	2007	35 years
Sunrise at Huntcliff Summit II	Atlanta	GA	—	2,154	17,137	3,370	2,160	20,501	22,661	8,588	14,073	1998	2007	35 years
Sunrise at East Cobb	Marietta	GA	—	1,797	23,420	1,524	1,806	24,935	26,741	10,547	16,194	1997	2007	35 years
Sunrise of Barrington	Barrington	IL	—	859	15,085	844	892	15,896	16,788	4,636	12,152	2007	2012	35 years
Sunrise of Bloomingdale	Bloomingdale	IL	—	1,287	38,625	2,280	1,382	40,810	42,192	16,874	25,318	2000	2007	35 years
Sunrise of Buffalo Grove	Buffalo Grove	IL	—	2,154	28,021	1,893	2,339	29,729	32,068	12,351	19,717	1999	2007	35 years
Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	4,622	3,510	31,284	34,794	12,107	22,687	2003	2007	35 years
Sunrise of Naperville	Naperville	IL	—	1,946	28,538	2,659	2,624	30,519	33,143	13,133	20,010	1999	2007	35 years
Sunrise of Palos Park	Palos Park	IL	—	2,363	42,205	1,371	2,416	43,523	45,939	17,862	28,077	2001	2007	35 years
Sunrise of Park Ridge	Park Ridge	IL	—	5,533	39,557	3,270	5,707	42,653	48,360	17,703	30,657	1998	2007	35 years
Sunrise of Willowbrook	Willowbrook	IL	—	1,454	60,738	(14,182)	2,080	45,930	48,010	24,031	23,979	2000	2007	35 years
Sunrise on Old Meridian	Carmel	IN	—	8,550	31,746	1,499	8,581	33,214	41,795	9,491	32,304	2009	2012	35 years
Sunrise of Leawood	Leawood	KS	—	651	16,401	1,421	878	17,595	18,473	4,962	13,511	2006	2012	35 years
Sunrise of Overland Park	Overland Park	KS	—	650	11,015	1,054	807	11,912	12,719	3,593	9,126	2007	2012	35 years
Sunrise of Baton Rouge	Baton Rouge	LA	—	1,212	23,547	2,197	1,471	25,485	26,956	10,537	16,419	2000	2007	35 years
Sunrise of Columbia	Columbia	MD	—	1,780	23,083	4,415	1,918	27,360	29,278	11,412	17,866	1996	2007	35 years
Sunrise of Rockville	Rockville	MD	—	1,039	39,216	2,945	1,075	42,125	43,200	17,150	26,050	1997	2007	35 years
Sunrise of Arlington	Arlington	MA	—	86	34,393	1,682	107	36,054	36,161	14,760	21,401	2001	2007	35 years
Sunrise of Norwood	Norwood	MA	—	2,230	30,968	2,383	2,356	33,225	35,581	13,628	21,953	1997	2007	35 years
Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	2,414	3,927	29,880	33,807	12,145	21,662	2006	2007	35 years
Sunrise of Cascade	Grand Rapids	MI	—	1,273	21,782	1,013	1,370	22,698	24,068	6,378	17,690	2007	2012	35 years
Sunrise of Northville	Plymouth	MI	—	1,445	26,090	1,849	1,525	27,859	29,384	11,512	17,872	1999	2007	35 years
Sunrise of Rochester	Rochester	MI	—	2,774	38,666	1,951	2,854	40,537	43,391	16,650	26,741	1998	2007	35 years
Sunrise of Troy	Troy	MI	—	1,758	23,727	2,710	1,860	26,335	28,195	10,368	17,827	2001	2007	35 years
Sunrise of Edina	Edina	MN	—	3,181	24,224	1,362	3,305	25,462	28,767	11,412	17,355	1999	2007	35 years
Sunrise of East Brunswick	East Brunswick	NJ	—	2,784	26,173	2,582	3,040	28,499	31,539	12,190	19,349	1999	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Jackson	Jackson	NJ	—	4,009	15,029	1,015	4,037	16,016	20,053	4,817	15,236	2008	2012	35 years
Sunrise of Morris Plains	Morris Plains	NJ	—	1,492	32,052	3,063	1,601	35,006	36,607	14,384	22,223	1997	2007	35 years
Sunrise of Old Tappan	Old Tappan	NJ	—	2,985	36,795	3,247	3,177	39,850	43,027	16,082	26,945	1997	2007	35 years
Sunrise of Wall	Wall Township	NJ	—	1,053	19,101	2,261	1,088	21,327	22,415	8,954	13,461	1999	2007	35 years
Sunrise of Wayne	Wayne	NJ	—	1,288	24,990	3,544	1,373	28,449	29,822	11,786	18,036	1996	2007	35 years
Sunrise of Westfield	Westfield	NJ	—	5,057	23,803	3,172	5,185	26,847	32,032	11,164	20,868	1996	2007	35 years
Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	—	3,493	30,801	3,110	3,692	33,712	37,404	13,755	23,649	2000	2007	35 years
Sunrise of North Lynbrook	Lynbrook	NY	—	4,622	38,087	3,461	4,700	41,470	46,170	17,189	28,981	1999	2007	35 years
Sunrise at Fleetwood	Mount Vernon	NY	—	4,381	28,434	2,948	4,723	31,040	35,763	13,401	22,362	1999	2007	35 years
Sunrise of New City	New City	NY	—	1,906	27,323	2,871	1,998	30,102	32,100	12,413	19,687	1999	2007	35 years
Sunrise of Smithtown	Smithtown	NY	—	2,853	25,621	3,925	3,040	29,359	32,399	12,669	19,730	1999	2007	35 years
Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	2,044	7,292	25,899	33,191	13,668	19,523	2006	2007	35 years
Sunrise on Providence	Charlotte	NC	—	1,976	19,472	3,031	2,004	22,475	24,479	9,471	15,008	1999	2007	35 years
Sunrise at North Hills	Raleigh	NC	—	749	37,091	5,690	849	42,681	43,530	18,375	25,155	2000	2007	35 years
Sunrise at Parma	Cleveland	OH	—	695	16,641	1,613	908	18,041	18,949	7,663	11,286	2000	2007	35 years
Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	2,244	862	12,247	13,109	5,331	7,778	2000	2007	35 years
Sunrise of Abington	Abington	PA	—	1,838	53,660	6,462	2,107	59,853	61,960	24,719	37,241	1997	2007	35 years
Sunrise of Blue Bell	Blue Bell	PA	—	1,765	23,920	3,623	1,928	27,380	29,308	11,716	17,592	2006	2007	35 years
Sunrise of Exton	Exton	PA	—	1,123	17,765	2,518	1,222	20,184	21,406	8,570	12,836	2000	2007	35 years
Sunrise of Haverford	Haverford	PA	—	941	25,872	2,660	990	28,483	29,473	11,972	17,501	1997	2007	35 years
Sunrise of Granite Run	Media	PA	—	1,272	31,781	2,770	1,441	34,382	35,823	14,240	21,583	1997	2007	35 years
Sunrise of Lower Makefield	Morrisville	PA	—	3,165	21,337	923	3,174	22,251	25,425	6,507	18,918	2008	2012	35 years
Sunrise of Westtown	West Chester	PA	—	1,547	22,996	2,166	1,625	25,084	26,709	10,882	15,827	1999	2007	35 years
Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	1,468	2,626	29,138	31,764	11,942	19,822	2006	2007	35 years
Sunrise of Fort Worth	Fort Worth	TX	—	2,024	18,587	1,462	2,178	19,895	22,073	5,826	16,247	2007	2012	35 years
Sunrise of Frisco	Frisco	TX	—	2,523	14,547	987	2,561	15,496	18,057	4,262	13,795	2009	2012	35 years
Sunrise of Cinco Ranch	Katy	TX	—	2,512	21,600	1,702	2,600	23,214	25,814	6,712	19,102	2007	2012	35 years
Sunrise at Holladay	Holladay	UT	—	2,542	44,771	1,516	2,596	46,233	48,829	12,936	35,893	2008	2012	35 years
Sunrise of Sandy	Sandy	UT	—	2,576	22,987	522	2,646	23,439	26,085	9,660	16,425	2007	2007	35 years
Sunrise of Alexandria	Alexandria	VA	—	88	14,811	3,466	244	18,121	18,365	7,660	10,705	1998	2007	35 years
Sunrise of Richmond	Richmond	VA	—	1,120	17,446	1,325	1,224	18,667	19,891	8,079	11,812	1999	2007	35 years
Sunrise at Bon Air	Richmond	VA	—	2,047	22,079	1,270	2,032	23,364	25,396	6,779	18,617	2008	2012	35 years
Sunrise of Springfield	Springfield	VA	—	4,440	18,834	2,888	4,545	21,617	26,162	9,332	16,830	1997	2007	35 years
Sunrise of Lynn Valley	Vancouver	BC	—	11,759	37,424	(8,153)	9,366	31,664	41,030	12,957	28,073	2002	2007	35 years
Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	1,776	6,662	33,700	40,362	13,759	26,603	2005	2007	35 years
Sunrise of Victoria	Victoria	BC	—	8,332	29,970	(5,550)	6,725	26,027	32,752	10,806	21,946	2001	2007	35 years
Sunrise of Aurora	Aurora	ON	—	1,570	36,113	(6,537)	1,347	29,799	31,146	12,149	18,997	2002	2007	35 years
Sunrise of Burlington	Burlington	ON	—	1,173	24,448	1,535	1,382	25,774	27,156	10,712	16,444	2001	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Unionville	Markham	ON	—	2,322	41,140	(7,103)	2,022	34,337	36,359	14,171	22,188	2000	2007	35 years
Sunrise of Mississauga	Mississauga	ON	—	3,554	33,631	(5,987)	3,031	28,167	31,198	11,767	19,431	2000	2007	35 years
Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	(4,821)	1,573	22,583	24,156	9,287	14,869	2007	2007	35 years
Sunrise of Oakville	Oakville	ON	—	2,753	37,489	2,355	2,955	39,642	42,597	16,229	26,368	2002	2007	35 years
Sunrise of Richmond Hill	Richmond Hill	ON	—	2,155	41,254	(7,381)	1,872	34,156	36,028	14,052	21,976	2002	2007	35 years
Sunrise of Thornhill	Vaughan	ON	—	2,563	57,513	(8,900)	1,507	49,669	51,176	18,985	32,191	2003	2007	35 years
Sunrise of Windsor	Windsor	ON	—	1,813	20,882	2,034	2,000	22,729	24,729	9,411	15,318	2001	2007	35 years
TOTAL FOR SUNRISE SENIOR HOUSING COMMUNITIES			—	245,515	2,532,176	147,460	250,690	2,674,461	2,925,151	1,079,059	1,846,092
ATRIA SENIOR HOUSING COMMUNITIES
Atria Regency	Mobile	AL	—	950	11,897	1,945	1,025	13,767	14,792	5,356	9,436	1996	2011	35 years
Atria Chandler Villas	Chandler	AZ	—	3,650	8,450	2,668	3,785	10,983	14,768	5,063	9,705	1988	2011	35 years
Atria Park of Sierra Pointe	Scottsdale	AZ	—	10,930	65,372	5,786	11,021	71,067	82,088	16,386	65,702	2000	2014	35 years
Atria Campana del Rio	Tucson	AZ	—	5,861	37,284	3,478	5,992	40,631	46,623	14,693	31,930	1964	2011	35 years
Atria Valley Manor	Tucson	AZ	—	1,709	60	1,115	1,815	1,069	2,884	759	2,125	1963	2011	35 years
Atria Bell Court Gardens	Tucson	AZ	—	3,010	30,969	2,737	3,063	33,653	36,716	11,201	25,515	1964	2011	35 years
Atria Burlingame	Burlingame	CA	—	2,494	12,373	2,019	2,601	14,285	16,886	5,317	11,569	1977	2011	35 years
Atria Las Posas	Camarillo	CA	—	4,500	28,436	1,599	4,541	29,994	34,535	9,849	24,686	1997	2011	35 years
Atria Carmichael Oaks	Carmichael	CA	—	2,118	49,694	4,255	2,356	53,711	56,067	14,727	41,340	1992	2013	35 years
Atria El Camino Gardens	Carmichael	CA	—	6,930	32,318	16,026	7,215	48,059	55,274	19,289	35,985	1984	2011	35 years
Villa Bonita	Chula Vista	CA	—	2,700	7,994	1,449	1,658	10,485	12,143	3,023	9,120	1989	2011	35 years
Atria Covina	Covina	CA	—	170	4,131	1,029	262	5,068	5,330	2,205	3,125	1977	2011	35 years
Atria Daly City	Daly City	CA	—	3,090	13,448	1,369	3,116	14,791	17,907	5,313	12,594	1975	2011	35 years
Atria Covell Gardens	Davis	CA	—	2,163	39,657	13,087	2,388	52,519	54,907	20,532	34,375	1987	2011	35 years
Atria Encinitas	Encinitas	CA	—	5,880	9,212	3,046	5,952	12,186	18,138	4,620	13,518	1984	2011	35 years
Atria North Escondido	Escondido	CA	—	1,196	7,155	852	1,215	7,988	9,203	2,247	6,956	2002	2014	35 years
Atria Grass Valley	Grass Valley	CA	—	1,965	28,414	1,896	2,059	30,216	32,275	8,394	23,881	2000	2013	35 years
Atria Golden Creek	Irvine	CA	—	6,900	23,544	3,307	6,946	26,805	33,751	9,249	24,502	1985	2011	35 years
Atria Park of Lafayette	Lafayette	CA	—	5,679	56,922	2,442	6,463	58,580	65,043	15,427	49,616	2007	2013	35 years
Atria Del Sol	Mission Viejo	CA	—	3,500	12,458	8,907	3,830	21,035	24,865	10,019	14,846	1985	2011	35 years
Atria Newport Plaza	Newport Beach	CA	—	4,534	32,912	1,601	4,569	34,478	39,047	3,658	35,389	1989	2017	35 years
Atria Tamalpais Creek	Novato	CA	—	5,812	24,703	1,350	5,838	26,027	31,865	8,682	23,183	1978	2011	35 years
Atria Park of Pacific Palisades	Pacific Palisades	CA	—	4,458	17,064	1,542	4,489	18,575	23,064	8,177	14,887	2001	2007	35 years
Atria Palm Desert	Palm Desert	CA	—	2,887	9,843	1,760	3,145	11,345	14,490	6,211	8,279	1988	2011	35 years
Atria Hacienda	Palm Desert	CA	—	6,680	85,900	4,324	6,876	90,028	96,904	28,182	68,722	1989	2011	35 years
Atria Del Rey	Rancho Cucamonga	CA	—	3,290	17,427	5,978	3,477	23,218	26,695	10,257	16,438	1987	2011	35 years
Mission Hills	Rancho Mirage	CA	—	1,610	9,169	798	6,800	4,777	11,577	1,717	9,860	1996	2014	35 years
Atria Rocklin	Rocklin	CA	17,864	4,427	52,064	1,839	4,507	53,823	58,330	11,217	47,113	2001	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria La Jolla	San Diego	CA	—	8,210	46,315	(1,070)	8,216	45,239	53,455	4,821	48,634	1984	2017	35 years
Atria Penasquitos	San Diego	CA	—	2,649	24,067	2,325	2,711	26,330	29,041	2,729	26,312	1991	2017	35 years
Atria Collwood	San Diego	CA	—	290	10,650	1,566	348	12,158	12,506	4,660	7,846	1976	2011	35 years
Atria Rancho Park	San Dimas	CA	—	4,066	14,306	2,273	4,625	16,020	20,645	6,545	14,100	1975	2011	35 years
Regency of Evergreen Valley	San Jose	CA	—	6,800	3,637	1,299	2,707	9,029	11,736	3,217	8,519	1998	2011	35 years
Atria Willow Glen	San Jose	CA	—	8,521	43,168	3,896	8,627	46,958	55,585	14,216	41,369	1976	2011	35 years
Atria San Juan	San Juan Capistrano	CA	—	5,110	29,436	9,287	5,353	38,480	43,833	17,013	26,820	1985	2011	35 years
Atria Hillsdale	San Mateo	CA	—	5,240	15,956	29,714	7,042	43,868	50,910	7,720	43,190	1986	2011	35 years
Atria Santa Clarita	Santa Clarita	CA	—	3,880	38,366	1,853	3,890	40,209	44,099	8,612	35,487	2001	2015	35 years
Atria Sunnyvale	Sunnyvale	CA	—	6,120	30,068	5,456	6,247	35,397	41,644	12,938	28,706	1977	2011	35 years
Atria Park of Tarzana	Tarzana	CA	—	960	47,547	6,714	5,861	49,360	55,221	12,761	42,460	2008	2013	35 years
Atria Park of Vintage Hills	Temecula	CA	—	4,674	44,341	3,582	4,892	47,705	52,597	13,486	39,111	2000	2013	35 years
Atria Park of Grand Oaks	Thousand Oaks	CA	—	5,994	50,309	1,691	6,069	51,925	57,994	14,147	43,847	2002	2013	35 years
Atria Hillcrest	Thousand Oaks	CA	—	6,020	25,635	10,655	6,624	35,686	42,310	16,628	25,682	1987	2011	35 years
Atria Walnut Creek	Walnut Creek	CA	—	6,910	15,797	17,635	7,642	32,700	40,342	17,960	22,382	1978	2011	35 years
Atria Valley View	Walnut Creek	CA	—	7,139	53,914	3,287	7,193	57,147	64,340	25,830	38,510	1977	2011	35 years
Atria Longmont	Longmont	CO	—	2,807	24,877	1,528	2,874	26,338	29,212	7,837	21,375	2009	2012	35 years
Atria Darien	Darien	CT	—	653	37,587	12,387	1,202	49,425	50,627	18,589	32,038	1997	2011	35 years
Atria Larson Place	Hamden	CT	—	1,850	16,098	2,741	1,889	18,800	20,689	6,806	13,883	1999	2011	35 years
Atria Greenridge Place	Rocky Hill	CT	—	2,170	32,553	2,898	2,392	35,229	37,621	11,351	26,270	1998	2011	35 years
Atria Stamford	Stamford	CT	—	1,200	62,432	20,362	1,487	82,507	83,994	26,793	57,201	1975	2011	35 years
Atria Crossroads Place	Waterford	CT	—	2,401	36,495	8,089	2,577	44,408	46,985	16,966	30,019	2000	2011	35 years
Atria Hamilton Heights	West Hartford	CT	—	3,120	14,674	4,118	3,163	18,749	21,912	8,054	13,858	1904	2011	35 years
Atria Windsor Woods	Hudson	FL	—	1,610	32,432	3,959	1,744	36,257	38,001	12,508	25,493	1988	2011	35 years
Atria Park of Baypoint Village	Hudson	FL	—	2,083	28,841	10,180	2,369	38,735	41,104	15,605	25,499	1986	2011	35 years
Atria Park of San Pablo	Jacksonville	FL	—	1,620	14,920	1,365	1,660	16,245	17,905	5,499	12,406	1999	2011	35 years
Atria Park of St. Joseph's	Jupiter	FL	—	5,520	30,720	2,309	5,579	32,970	38,549	9,286	29,263	2007	2013	35 years
Atria Lady Lake	Lady Lake	FL	—	3,752	26,265	(14,417)	3,769	11,831	15,600	5,622	9,978	2010	2015	35 years
Atria Park of Lake Forest	Sanford	FL	—	3,589	32,586	5,481	4,104	37,552	41,656	12,604	29,052	2002	2011	35 years
Atria Evergreen Woods	Spring Hill	FL	—	2,370	28,371	6,382	2,574	34,549	37,123	13,071	24,052	1981	2011	35 years
Atria North Point	Alpharetta	GA	37,704	4,830	78,318	3,689	4,868	81,969	86,837	19,856	66,981	2007	2014	35 years
Atria Buckhead	Atlanta	GA	—	3,660	5,274	1,501	3,688	6,747	10,435	3,021	7,414	1996	2011	35 years
Atria Park of Tucker	Tucker	GA	—	1,103	20,679	870	1,120	21,532	22,652	6,008	16,644	2000	2013	35 years
Atria Park of Glen Ellyn	Glen Ellyn	IL	—	2,455	34,064	270	2,748	34,041	36,789	15,538	21,251	2000	2007	35 years
Atria Newburgh	Newburgh	IN	—	1,150	22,880	1,700	1,155	24,575	25,730	7,703	18,027	1998	2011	35 years
Atria Hearthstone East	Topeka	KS	—	1,150	20,544	1,118	1,241	21,571	22,812	7,570	15,242	1998	2011	35 years
Atria Hearthstone West	Topeka	KS	—	1,230	28,379	2,668	1,267	31,010	32,277	11,155	21,122	1987	2011	35 years
Atria Highland Crossing	Covington	KY	—	1,677	14,393	1,859	1,693	16,236	17,929	6,272	11,657	1988	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Summit Hills	Crestview Hills	KY	—	1,780	15,769	1,369	1,812	17,106	18,918	6,037	12,881	1998	2011	35 years
Atria Elizabethtown	Elizabethtown	KY	—	850	12,510	1,038	884	13,514	14,398	4,589	9,809	1996	2011	35 years
Atria St. Matthews	Louisville	KY	—	939	9,274	1,461	968	10,706	11,674	4,610	7,064	1998	2011	35 years
Atria Stony Brook	Louisville	KY	—	1,860	17,561	1,526	1,953	18,994	20,947	6,627	14,320	1999	2011	35 years
Atria Springdale	Louisville	KY	—	1,410	16,702	1,724	1,451	18,385	19,836	6,372	13,464	1999	2011	35 years
Atria Kennebunk	Kennebunk	ME	—	1,090	23,496	1,745	1,159	25,172	26,331	8,496	17,835	1998	2011	35 years
Atria Manresa	Annapolis	MD	—	4,193	19,000	2,511	4,465	21,239	25,704	7,368	18,336	1920	2011	35 years
Atria Salisbury	Salisbury	MD	—	1,940	24,500	(3,220)	1,979	21,241	23,220	7,991	15,229	1995	2011	35 years
Atria Marland Place	Andover	MA	—	1,831	34,592	19,905	1,996	54,332	56,328	25,066	31,262	1996	2011	35 years
Atria Longmeadow Place	Burlington	MA	—	5,310	58,021	2,305	5,387	60,249	65,636	18,432	47,204	1998	2011	35 years
Atria Fairhaven	Fairhaven	MA	—	1,100	16,093	1,391	1,157	17,427	18,584	5,587	12,997	1999	2011	35 years
Atria Woodbriar Place	Falmouth	MA	—	4,630	27,314	5,936	6,433	31,447	37,880	9,746	28,134	2013	2013	35 years
Atria Woodbriar Park	Falmouth	MA	—	1,970	43,693	21,590	2,711	64,542	67,253	24,349	42,904	1975	2011	35 years
Atria Draper Place	Hopedale	MA	—	1,140	17,794	1,953	1,234	19,653	20,887	6,681	14,206	1998	2011	35 years
Atria Merrimack Place	Newburyport	MA	—	2,774	40,645	24,722	4,319	63,822	68,141	12,969	55,172	2000	2011	35 years
Atria Marina Place	Quincy	MA	—	2,590	33,899	2,202	2,780	35,911	38,691	11,634	27,057	1999	2011	35 years
Atria Park of Ann Arbor	Ann Arbor	MI	—	1,703	15,857	2,124	1,837	17,847	19,684	8,105	11,579	2001	2007	35 years
Atria Kinghaven	Riverview	MI	—	1,440	26,260	3,840	1,614	29,926	31,540	10,094	21,446	1987	2011	35 years
Atria Seville	Las Vegas	NV	—	—	796	2,085	26	2,855	2,881	2,097	784	1999	2011	35 years
Atria Summit Ridge	Reno	NV	—	4	407	878	27	1,262	1,289	939	350	1997	2011	35 years
Atria Cranford	Cranford	NJ	—	8,260	61,411	5,980	8,420	67,231	75,651	22,636	53,015	1993	2011	35 years
Atria Tinton Falls	Tinton Falls	NJ	—	6,580	13,258	1,966	6,762	15,042	21,804	6,133	15,671	1999	2011	35 years
Atria Shaker	Albany	NY	—	1,520	29,667	6,180	1,652	35,715	37,367	10,245	27,122	1997	2011	35 years
Atria Crossgate	Albany	NY	—	1,080	20,599	1,280	1,100	21,859	22,959	7,542	15,417	1980	2011	35 years
Atria Woodlands	Ardsley	NY	43,744	7,660	65,581	3,559	7,718	69,082	76,800	22,346	54,454	2005	2011	35 years
Atria Bay Shore	Bay Shore	NY	15,275	4,440	31,983	3,128	4,453	35,098	39,551	11,788	27,763	1900	2011	35 years
Atria Briarcliff Manor	Briarcliff Manor	NY	—	6,560	33,885	3,541	6,725	37,261	43,986	12,390	31,596	1997	2011	35 years
Atria Riverdale	Bronx	NY	—	1,020	24,149	16,674	1,084	40,759	41,843	18,224	23,619	1999	2011	35 years
Atria Delmar Place	Delmar	NY	—	1,201	24,850	1,249	1,223	26,077	27,300	6,450	20,850	2004	2013	35 years
Atria East Northport	East Northport	NY	—	9,960	34,467	20,194	10,250	54,371	64,621	19,574	45,047	1996	2011	35 years
Atria Glen Cove	Glen Cove	NY	—	2,035	25,190	1,594	2,066	26,753	28,819	14,990	13,829	1997	2011	35 years
Atria Great Neck	Great Neck	NY	—	3,390	54,051	28,881	3,482	82,840	86,322	25,162	61,160	1998	2011	35 years
Atria Cutter Mill	Great Neck	NY	—	2,750	47,919	3,865	2,761	51,773	54,534	16,113	38,421	1999	2011	35 years
Atria Huntington	Huntington Station	NY	—	8,190	1,169	2,943	8,232	4,070	12,302	3,231	9,071	1987	2011	35 years
Atria Hertlin Place	Lake Ronkonkoma	NY	—	7,886	16,391	2,622	7,889	19,010	26,899	6,071	20,828	2002	2012	35 years
Atria Lynbrook	Lynbrook	NY	—	3,145	5,489	15,273	3,176	20,731	23,907	3,144	20,763	1996	2011	35 years
Atria Tanglewood	Lynbrook	NY	22,705	4,120	37,348	1,516	4,145	38,839	42,984	12,123	30,861	2005	2011	35 years
Atria West 86	New York	NY	—	80	73,685	7,786	167	81,384	81,551	27,323	54,228	1998	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria on the Hudson	Ossining	NY	—	8,123	63,089	5,583	8,217	68,578	76,795	23,548	53,247	1972	2011	35 years
Atria Plainview	Plainview	NY	—	2,480	16,060	2,445	2,666	18,319	20,985	6,496	14,489	2000	2011	35 years
Atria Rye Brook	Port Chester	NY	—	9,660	74,936	3,632	9,751	78,477	88,228	24,361	63,867	2004	2011	35 years
Atria Kew Gardens	Queens	NY	—	3,051	66,013	9,460	3,081	75,443	78,524	25,005	53,519	1999	2011	35 years
Atria Forest Hills	Queens	NY	—	2,050	16,680	2,312	2,074	18,968	21,042	6,487	14,555	2001	2011	35 years
Atria on Roslyn Harbor	Roslyn	NY	65,000	12,909	72,720	3,143	12,974	75,798	88,772	23,819	64,953	2006	2011	35 years
Atria Guilderland	Slingerlands	NY	—	1,170	22,414	1,027	1,210	23,401	24,611	7,540	17,071	1950	2011	35 years
Atria South Setauket	South Setauket	NY	—	8,450	14,534	2,347	8,842	16,489	25,331	7,528	17,803	1967	2011	35 years
Atria Southpoint Walk	Durham	NC	—	2,130	25,920	1,673	2,135	27,588	29,723	7,806	21,917	2009	2013	35 years
Atria Oakridge	Raleigh	NC	—	1,482	28,838	1,803	1,519	30,604	32,123	8,750	23,373	2009	2013	35 years
Atria Bethlehem	Bethlehem	PA	—	2,479	22,870	1,466	2,500	24,315	26,815	8,353	18,462	1998	2011	35 years
Atria Center City	Philadelphia	PA	—	3,460	18,291	18,490	3,535	36,706	40,241	13,623	26,618	1964	2011	35 years
Atria South Hills	Pittsburgh	PA	—	880	10,884	1,187	940	12,011	12,951	4,512	8,439	1998	2011	35 years
Atria Bay Spring Village	Barrington	RI	—	2,000	33,400	3,245	2,103	36,542	38,645	13,037	25,608	2000	2011	35 years
Atria Harborhill	East Greenwich	RI	—	2,089	21,702	2,003	2,186	23,608	25,794	8,175	17,619	1835	2011	35 years
Atria Lincoln Place	Lincoln	RI	—	1,440	12,686	1,615	1,475	14,266	15,741	5,461	10,280	2000	2011	35 years
Atria Aquidneck Place	Portsmouth	RI	—	2,810	31,623	1,358	2,814	32,977	35,791	10,251	25,540	1999	2011	35 years
Atria Forest Lake	Columbia	SC	—	670	13,946	1,211	693	15,134	15,827	4,988	10,839	1999	2011	35 years
Atria Weston Place	Knoxville	TN	—	793	7,961	1,655	969	9,440	10,409	3,559	6,850	1993	2011	35 years
Atria at the Arboretum	Austin	TX	—	8,280	61,764	3,715	8,377	65,382	73,759	18,129	55,630	2009	2012	35 years
Atria Carrollton	Carrollton	TX	5,108	360	20,465	1,882	370	22,337	22,707	7,588	15,119	1998	2011	35 years
Atria Grapevine	Grapevine	TX	—	2,070	23,104	2,109	2,092	25,191	27,283	8,020	19,263	1999	2011	35 years
Atria Westchase	Houston	TX	—	2,318	22,278	1,653	2,347	23,902	26,249	8,030	18,219	1999	2011	35 years
Atria Cinco Ranch	Katy	TX	—	3,171	73,287	2,195	3,201	75,452	78,653	14,713	63,940	2010	2015	35 years
Atria Kingwood	Kingwood	TX	—	1,170	4,518	1,141	1,213	5,616	6,829	2,397	4,432	1998	2011	35 years
Atria at Hometown	North Richland Hills	TX	—	1,932	30,382	3,130	1,963	33,481	35,444	9,642	25,802	2007	2013	35 years
Atria Canyon Creek	Plano	TX	—	3,110	45,999	3,932	3,148	49,893	53,041	14,590	38,451	2009	2013	35 years
Atria Cypresswood	Spring	TX	—	880	9,192	680	984	9,768	10,752	3,938	6,814	1996	2011	35 years
Atria Sugar Land	Sugar Land	TX	—	970	17,542	1,110	980	18,642	19,622	6,211	13,411	1999	2011	35 years
Atria Copeland	Tyler	TX	—	1,879	17,901	2,239	1,913	20,106	22,019	6,642	15,377	1997	2011	35 years
Atria Willow Park	Tyler	TX	—	920	31,271	2,041	986	33,246	34,232	11,078	23,154	1985	2011	35 years
Atria Virginia Beach	Virginia Beach	VA	—	1,749	33,004	1,162	1,815	34,100	35,915	11,130	24,785	1998	2011	35 years
Arbour Lake	Calgary	AB	—	2,512	39,188	(2,110)	2,304	37,286	39,590	8,334	31,256	2003	2014	35 years
Canyon Meadows	Calgary	AB	—	1,617	30,803	(1,473)	1,483	29,464	30,947	6,879	24,068	1995	2014	35 years
Churchill Manor	Edmonton	AB	—	2,865	30,482	(1,423)	2,627	29,297	31,924	6,693	25,231	1999	2014	35 years
The View at Lethbridge	Lethbridge	AB	—	2,503	24,770	(1,135)	2,306	23,832	26,138	5,791	20,347	2007	2014	35 years
Victoria Park	Red Deer	AB	—	1,188	22,554	(268)	1,087	22,387	23,474	5,565	17,909	1999	2014	35 years
Ironwood Estates	St. Albert	AB	—	3,639	22,519	(462)	3,360	22,336	25,696	5,574	20,122	1998	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Longlake Chateau	Nanaimo	BC	—	1,874	22,910	(761)	1,717	22,306	24,023	5,661	18,362	1990	2014	35 years
Prince George Chateau	Prince George	BC	—	2,066	22,761	(786)	1,891	22,150	24,041	5,493	18,548	2005	2014	35 years
The Victorian	Victoria	BC	—	3,419	16,351	(132)	3,162	16,476	19,638	4,406	15,232	1988	2014	35 years
The Victorian at McKenzie	Victoria	BC	—	4,801	25,712	(709)	4,394	25,410	29,804	6,251	23,553	2003	2014	35 years
Riverheights Terrace	Brandon	MB	—	799	27,708	(750)	735	27,022	27,757	6,492	21,265	2001	2014	35 years
Amber Meadow	Winnipeg	MB	—	3,047	17,821	(22)	2,789	18,057	20,846	5,118	15,728	2000	2014	35 years
The Westhaven	Winnipeg	MB	—	871	23,162	(222)	829	22,982	23,811	5,611	18,200	1988	2014	35 years
Ste. Anne's Court	Fredericton	NB	—	1,221	29,626	(1,216)	1,129	28,502	29,631	6,787	22,844	2002	2014	35 years
Chateau de Champlain	St. John	NB	—	796	24,577	(324)	746	24,303	25,049	6,121	18,928	2002	2014	35 years
The Court at Brooklin	Brooklin	ON	—	2,515	35,602	(1,118)	2,539	34,460	36,999	7,905	29,094	2004	2014	35 years
Burlington Gardens	Burlington	ON	—	7,560	50,744	(3,211)	6,925	48,168	55,093	10,423	44,670	2008	2014	35 years
The Court at Rushdale	Hamilton	ON	—	1,799	34,633	(1,486)	1,643	33,303	34,946	7,735	27,211	2004	2014	35 years
Kingsdale Chateau	Kingston	ON	—	2,221	36,272	(1,440)	2,097	34,956	37,053	8,044	29,009	2000	2014	35 years
The Court at Barrhaven	Nepean	ON	—	1,778	33,922	(1,241)	1,685	32,774	34,459	7,818	26,641	2004	2014	35 years
Crystal View Lodge	Nepean	ON	—	1,587	37,243	(799)	1,669	36,362	38,031	8,277	29,754	2000	2014	35 years
Stamford Estates	Niagara Falls	ON	—	1,414	29,439	(1,145)	1,291	28,417	29,708	6,498	23,210	2005	2014	35 years
Sherbrooke Heights	Peterborough	ON	—	2,485	33,747	(1,250)	2,277	32,705	34,982	7,745	27,237	2001	2014	35 years
Anchor Pointe	St. Catharines	ON	—	8,214	24,056	(349)	7,544	24,377	31,921	6,128	25,793	2000	2014	35 years
The Court at Pringle Creek	Whitby	ON	—	2,965	39,206	(2,347)	2,780	37,044	39,824	8,495	31,329	2002	2014	35 years
La Residence Steger	Saint-Laurent	QC	—	1,995	10,926	1,542	1,926	12,537	14,463	3,906	10,557	1999	2014	35 years
Mulberry Estates	Moose Jaw	SK	—	2,173	31,791	(1,371)	2,094	30,499	32,593	7,219	25,374	2003	2014	35 years
Queen Victoria Estates	Regina	SK	—	3,018	34,109	(1,523)	2,770	32,834	35,604	7,644	27,960	2000	2014	35 years
Primrose Chateau	Saskatoon	SK	—	2,611	32,729	(899)	2,459	31,982	34,441	7,458	26,983	1996	2014	35 years
Amberwood	Port Richey	Florida	—	1,320	—	—	1,320	—	1,320	—	1,320	N/A	2011	N/A
Atria Development & Construction Fees			—	—	163	—	—	163	163	—	163	CIP	CIP	CIP
TOTAL FOR ATRIA SENIOR HOUSING COMMUNITIES			207,400	535,915	4,731,839	568,954	556,362	5,280,346	5,836,708	1,657,519	4,179,189
OTHER SENIOR HOUSING COMMUNITIES
Elmcroft of Grayson Valley	Birmingham	AL	—	1,040	19,145	(4,072)	1,046	15,067	16,113	6,102	10,011	2000	2011	35 years
Elmcroft of Byrd Springs	Hunstville	AL	—	1,720	11,270	1,443	1,729	12,704	14,433	4,253	10,180	1999	2011	35 years
Elmcroft of Heritage Woods	Mobile	AL	—	1,020	10,241	1,217	1,027	11,451	12,478	3,814	8,664	2000	2011	35 years
Rosewood Manor	Scottsboro	AL	—	680	4,038	—	680	4,038	4,718	1,202	3,516	1998	2011	35 years
Chandler Memory Care Community	Chandler	AZ	—	2,910	8,882	184	3,094	8,882	11,976	2,681	9,295	2012	2012	35 years
Silver Creek Inn Memory Care Community	Gilbert	AZ	—	890	5,918	—	890	5,918	6,808	1,664	5,144	2012	2012	35 years
Prestige Assisted Living at Green Valley	Green Valley	AZ	—	1,227	13,977	—	1,227	13,977	15,204	2,779	12,425	1998	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Prestige Assisted Living at Lake Havasu City	Lake Havasu	AZ	—	594	14,792	—	594	14,792	15,386	2,925	12,461	1999	2014	35 years
Arbor Rose	Mesa	AZ	—	1,100	11,880	2,434	1,100	14,314	15,414	5,874	9,540	1999	2011	35 years
The Stratford	Phoenix	AZ	—	1,931	33,576	1,221	1,931	34,797	36,728	6,765	29,963	2001	2014	35 years
Amber Creek Inn Memory Care	Scottsdale	AZ	—	2,310	6,322	677	2,185	7,124	9,309	1,236	8,073	1986	2011	35 years
Prestige Assisted Living at Sierra Vista	Sierra Vista	AZ	—	295	13,224	—	295	13,224	13,519	2,610	10,909	1999	2014	35 years
Rock Creek Memory Care Community	Surprise	AZ	9,687	826	16,353	3	826	16,356	17,182	1,666	15,516	2017	2017	35 years
Elmcroft of Tempe	Tempe	AZ	—	1,090	12,942	1,846	1,098	14,780	15,878	4,861	11,017	1999	2011	35 years
Elmcroft of River Centre	Tucson	AZ	—	1,940	5,195	1,374	1,940	6,569	8,509	2,549	5,960	1999	2011	35 years
West Shores	Hot Springs	AR	—	1,326	10,904	2,091	1,326	12,995	14,321	5,572	8,749	1988	2005	35 years
Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	682	1,359	8,176	9,535	3,346	6,189	1997	2006	35 years
Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	521	204	9,492	9,696	3,889	5,807	1997	2006	35 years
Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	623	1,323	6,313	7,636	2,603	5,033	1997	2006	35 years
Sierra Ridge Memory Care	Auburn	CA	—	681	6,071	—	681	6,071	6,752	1,211	5,541	2011	2014	35 years
Careage Banning	Banning	CA	—	2,970	16,037	—	2,970	16,037	19,007	5,038	13,969	2004	2011	35 years
Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	5,561	1,890	35,900	37,790	13,124	24,666	1987	2006	35 years
Prestige Assisted Living at Chico	Chico	CA	—	1,069	14,929	—	1,069	14,929	15,998	2,962	13,036	1998	2014	35 years
The Meadows Senior Living	Elk Grove	CA	—	1,308	19,667	—	1,308	19,667	20,975	3,868	17,107	2003	2014	35 years
Alder Bay Assisted Living	Eureka	CA	—	1,170	5,228	(70)	1,170	5,158	6,328	1,729	4,599	1997	2011	35 years
Cedarbrook	Fresno	CA	—	1,652	12,613	—	1,652	12,613	14,265	1,625	12,640	2014	2017	35 years
Elmcroft of La Mesa	La Mesa	CA	—	2,431	6,101	(1,369)	2,431	4,732	7,163	2,536	4,627	1997	2006	35 years
Grossmont Gardens	La Mesa	CA	—	9,104	59,349	3,631	9,115	62,969	72,084	25,444	46,640	1964	2006	35 years
Palms, The	La Mirada	CA	—	2,700	43,919	(260)	2,700	43,659	46,359	9,321	37,038	1990	2013	35 years
Prestige Assisted Living at Lancaster	Lancaster	CA	—	718	10,459	—	718	10,459	11,177	2,075	9,102	1999	2014	35 years
Prestige Assisted Living at Marysville	Marysville	CA	—	741	7,467	—	741	7,467	8,208	1,487	6,721	1999	2014	35 years
Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	3,208	1,089	18,657	19,746	6,603	13,143	1974	2006	35 years
Redwood Retirement	Napa	CA	—	2,798	12,639	133	2,798	12,772	15,570	2,711	12,859	1986	2013	35 years
Prestige Assisted Living at Oroville	Oroville	CA	—	638	8,079	—	638	8,079	8,717	1,605	7,112	1999	2014	35 years
Valencia Commons	Rancho Cucamonga	CA	—	1,439	36,363	(418)	1,439	35,945	37,384	7,687	29,697	2002	2013	35 years
Shasta Estates	Redding	CA	—	1,180	23,463	(58)	1,180	23,405	24,585	4,983	19,602	2009	2013	35 years
The Vistas	Redding	CA	—	1,290	22,033	—	1,290	22,033	23,323	6,561	16,762	2007	2011	35 years
Elmcroft of Point Loma	San Diego	CA	—	2,117	6,865	(1,416)	16	7,550	7,566	2,935	4,631	1999	2006	35 years
Villa Santa Barbara	Santa Barbara	CA	—	1,219	12,426	5,357	1,219	17,783	19,002	6,522	12,480	1977	2005	35 years
Oak Terrace Memory Care	Soulsbyville	CA	—	1,146	5,275	—	1,146	5,275	6,421	1,067	5,354	1999	2014	35 years
Skyline Place Senior Living	Sonora	CA	—	1,815	28,472	—	1,815	28,472	30,287	5,620	24,667	1996	2014	35 years
Eagle Lake Village	Susanville	CA	—	1,165	6,719	—	1,165	6,719	7,884	1,778	6,106	2006	2012	35 years
Bonaventure, The	Ventura	CA	—	5,294	32,747	(496)	5,294	32,251	37,545	6,936	30,609	2005	2013	35 years
Sterling Inn	Victorville	CA	12,558	733	18,564	6,925	733	25,489	26,222	2,514	23,708	1992	2017	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sterling Commons	Victorville	CA	5,850	768	13,124	—	768	13,124	13,892	1,632	12,260	1994	2017	35 years
Prestige Assisted Living at Visalia	Visalia	CA	—	1,300	8,378	—	1,300	8,378	9,678	1,679	7,999	1998	2014	35 years
Highland Trail	Broomfield	CO	—	2,511	26,431	(370)	2,511	26,061	28,572	5,596	22,976	2009	2013	35 years
Caley Ridge	Englewood	CO	—	1,157	13,133	—	1,157	13,133	14,290	3,476	10,814	1999	2012	35 years
Garden Square at Westlake	Greeley	CO	—	630	8,211	—	630	8,211	8,841	2,530	6,311	1998	2011	35 years
Garden Square of Greeley	Greeley	CO	—	330	2,735	—	330	2,735	3,065	848	2,217	1995	2011	35 years
Lakewood Estates	Lakewood	CO	—	1,306	21,137	(2)	1,306	21,135	22,441	4,508	17,933	1988	2013	35 years
Sugar Valley Estates	Loveland	CO	—	1,255	21,837	(240)	1,255	21,597	22,852	4,627	18,225	2009	2013	35 years
Devonshire Acres	Sterling	CO	—	950	10,092	555	965	10,632	11,597	3,481	8,116	1979	2011	35 years
The Hearth at Gardenside	Branford	CT	—	7,000	31,518	—	7,000	31,518	38,518	9,377	29,141	1999	2011	35 years
The Hearth at Tuxis Pond	Madison	CT	—	1,610	44,322	—	1,610	44,322	45,932	12,695	33,237	2002	2011	35 years
White Oaks	Manchester	CT	—	2,584	34,507	(474)	2,584	34,033	36,617	7,302	29,315	2007	2013	35 years
Hampton Manor Belleview	Belleview	FL	—	390	8,337	100	390	8,437	8,827	2,539	6,288	1988	2011	35 years
Sabal House	Cantonment	FL	—	430	5,902	—	430	5,902	6,332	1,760	4,572	1999	2011	35 years
Bristol Park of Coral Springs	Coral Springs	FL	—	3,280	11,877	2,372	3,280	14,249	17,529	4,077	13,452	1999	2011	35 years
Stanley House	Defuniak Springs	FL	—	410	5,659	—	410	5,659	6,069	1,685	4,384	1999	2011	35 years
Barrington Terrace of Ft. Myers	Fort Myers	FL	—	2,105	18,190	1,659	2,110	19,844	21,954	4,860	17,094	2001	2015	35 years
The Peninsula	Hollywood	FL	—	3,660	9,122	1,416	3,660	10,538	14,198	3,499	10,699	1972	2011	35 years
Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	641	455	6,546	7,001	2,714	4,287	1998	2006	35 years
Forsyth House	Milton	FL	—	610	6,503	—	610	6,503	7,113	1,923	5,190	1999	2011	35 years
Barrington Terrace of Naples	Naples	FL	—	2,596	18,716	1,750	2,610	20,452	23,062	4,535	18,527	2004	2015	35 years
The Carlisle Naples	Naples	FL	—	8,406	78,091	—	8,406	78,091	86,497	22,458	64,039	1998	2011	35 years
Naples ALZ Development	Naples	FL	—	2,983	—	—	2,983	—	2,983	—	2,983	CIP	CIP	CIP
Hampton Manor at 24th Road	Ocala	FL	—	690	8,767	121	690	8,888	9,578	2,613	6,965	1996	2011	35 years
Hampton Manor at Deerwood	Ocala	FL	—	790	5,605	3,818	983	9,230	10,213	2,550	7,663	2005	2011	35 years
Las Palmas	Palm Coast	FL	—	984	30,009	(219)	984	29,790	30,774	6,358	24,416	2009	2013	35 years
Elmcroft of Pensacola	Pensacola	FL	—	2,230	2,362	997	2,240	3,349	5,589	1,143	4,446	1999	2011	35 years
Magnolia House	Quincy	FL	—	400	5,190	—	400	5,190	5,590	1,567	4,023	1999	2011	35 years
Elmcroft of Tallahassee	Tallahassee	FL	—	2,430	17,745	435	2,448	18,162	20,610	5,465	15,145	1999	2011	35 years
Tallahassee Memory Care	Tallahassee	FL	—	640	8,013	(5,473)	653	2,527	3,180	2,153	1,027	1999	2011	35 years
Bristol Park of Tamarac	Tamarac	FL	—	3,920	14,130	2,207	3,920	16,337	20,257	4,720	15,537	2000	2011	35 years
Elmcroft of Carrolwood	Tampa	FL	—	5,410	20,944	(7,544)	5,417	13,393	18,810	6,992	11,818	2001	2011	35 years
Arbor Terrace of Athens	Athens	GA	—	1,767	16,442	683	1,777	17,115	18,892	3,775	15,117	1998	2015	35 years
Arbor Terrace at Cascade	Atlanta	GA	—	3,052	9,040	956	3,057	9,991	13,048	3,089	9,959	1999	2015	35 years
Augusta Gardens	Augusta	GA	—	530	10,262	308	543	10,557	11,100	3,286	7,814	1997	2011	35 years
Benton House of Covington	Covington	GA	—	1,297	11,397	441	1,298	11,837	13,135	2,676	10,459	2009	2015	35 years
Arbor Terrace of Decatur	Decatur	GA	—	3,102	19,599	(403)	1,298	21,000	22,298	4,459	17,839	1990	2015	35 years
Benton House of Douglasville	Douglasville	GA	—	1,697	15,542	224	1,697	15,766	17,463	3,394	14,069	2010	2015	35 years
Elmcroft of Martinez	Martinez	GA	—	408	6,764	1,054	408	7,818	8,226	2,885	5,341	1997	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Benton House of Newnan	Newnan	GA	—	1,474	17,487	319	1,487	17,793	19,280	3,766	15,514	2010	2015	35 years
Elmcroft of Roswell	Roswell	GA	—	1,867	15,835	806	1,880	16,628	18,508	3,357	15,151	1997	2014	35 years
Benton Village of Stockbridge	Stockbridge	GA	—	2,221	21,989	868	2,232	22,846	25,078	5,041	20,037	2008	2015	35 years
Benton House of Sugar Hill	Sugar Hill	GA	—	2,173	14,937	265	2,183	15,192	17,375	3,446	13,929	2010	2015	35 years
Villas of St. James - Breese, IL	Breese	IL	—	671	6,849	—	671	6,849	7,520	1,657	5,863	2009	2015	35 years
Villas of Holly Brook - Chatham, IL	Chatham	IL	—	1,185	8,910	—	1,185	8,910	10,095	2,240	7,855	2012	2015	35 years
Villas of Holly Brook - Effingham, IL	Effingham	IL	—	508	6,624	—	508	6,624	7,132	1,565	5,567	2011	2015	35 years
Villas of Holly Brook - Herrin, IL	Herrin	IL	—	2,175	9,605	—	2,175	9,605	11,780	2,798	8,982	2012	2015	35 years
Villas of Holly Brook - Marshall, IL	Marshall	IL	—	1,461	4,881	—	1,461	4,881	6,342	1,630	4,712	2012	2015	35 years
Villas of Holly Brook - Newton, IL	Newton	IL	—	458	4,590	—	458	4,590	5,048	1,197	3,851	2011	2015	35 years
Rochester Senior Living at Wyndcrest	Rochester	IL	—	570	6,536	249	570	6,785	7,355	1,642	5,713	2005	2015	35 years
Villas of Holly Brook, Shelbyville, IL	Shelbyville	IL	—	2,292	3,351	—	2,292	3,351	5,643	1,810	3,833	2011	2015	35 years
Elmcroft of Muncie	Muncie	IN	—	244	11,218	1,121	324	12,259	12,583	4,664	7,919	1998	2007	35 years
Wood Ridge	South Bend	IN	—	590	4,850	(35)	590	4,815	5,405	1,469	3,936	1990	2011	35 years
Elmcroft of Florence (KY)	Florence	KY	—	1,535	21,826	1,067	1,581	22,847	24,428	4,637	19,791	2010	2014	35 years
Hartland Hills	Lexington	KY	—	1,468	23,929	(368)	1,468	23,561	25,029	5,054	19,975	2001	2013	35 years
Elmcroft of Mount Washington	Mount Washington	KY	—	758	12,048	840	758	12,888	13,646	2,755	10,891	2005	2014	35 years
Clover Healthcare	Auburn	ME	—	1,400	26,895	876	1,400	27,771	29,171	8,731	20,440	1982	2011	35 years
Gorham House	Gorham	ME	—	1,360	33,147	1,472	1,527	34,452	35,979	9,873	26,106	1990	2011	35 years
Kittery Estates	Kittery	ME	—	1,531	30,811	(321)	1,557	30,464	32,021	6,525	25,496	2009	2013	35 years
Woods at Canco	Portland	ME	—	1,441	45,578	(676)	1,474	44,869	46,343	9,616	36,727	2000	2013	35 years
Sentry Inn at York Harbor	York Harbor	ME	—	3,490	19,869	—	3,490	19,869	23,359	5,806	17,553	2000	2011	35 years
Elmcroft of Hagerstown	Hagerstown	MD	—	2,010	1,293	561	1,996	1,868	3,864	734	3,130	1999	2011	35 years
Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	2,818	3,056	1997	2004	30 years
Devonshire Estates	Lenox	MA	—	1,832	31,124	(332)	1,832	30,792	32,624	6,590	26,034	1998	2013	35 years
Elmcroft of Downriver	Brownstown Charter Township	MI	—	320	32,652	1,360	371	33,961	34,332	9,983	24,349	2000	2011	35 years
Independence Village of East Lansing	East Lansing	MI	—	1,956	18,122	423	1,956	18,545	20,501	4,880	15,621	1989	2012	35 years
Primrose Austin	Austin	MN	—	2,540	11,707	443	2,540	12,150	14,690	3,540	11,150	2002	2011	35 years
Primrose Duluth	Duluth	MN	—	6,190	8,296	257	6,245	8,498	14,743	2,774	11,969	2003	2011	35 years
Primrose Mankato	Mankato	MN	—	1,860	8,920	352	1,860	9,272	11,132	2,985	8,147	1999	2011	35 years
Lodge at White Bear	White Bear Lake	MN	—	732	24,999	(129)	737	24,865	25,602	5,304	20,298	2002	2013	35 years
Assisted Living at the Meadowlands - O'Fallon, MO	O'Fallon	MO	—	2,326	14,158	—	2,326	14,158	16,484	3,499	12,985	1999	2015	35 years
Canyon Creek Inn Memory Care	Billings	MT	—	420	11,217	7	420	11,224	11,644	3,193	8,451	2011	2011	35 years
Spring Creek Inn Alzheimer's Community	Bozeman	MT	—	1,345	16,877	—	1,345	16,877	18,222	2,162	16,060	2010	2017	35 years
The Springs at Missoula	Missoula	MT	15,616	1,975	34,390	2,076	1,975	36,466	38,441	9,733	28,708	2004	2012	35 years
Crown Pointe	Omaha	NE	—	1,316	11,950	3,118	1,316	15,068	16,384	6,042	10,342	1985	2005	35 years
Prestige Assisted Living at Mira Loma	Henderson	NV	—	1,279	12,558	—	1,279	12,558	13,837	2,006	11,831	1998	2016	35 years
Birch Heights	Derry	NH	—	1,413	30,267	(304)	1,413	29,963	31,376	6,414	24,962	2009	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Bear Canyon Estates	Albuquerque	NM	—	1,879	36,223	(368)	1,879	35,855	37,734	7,664	30,070	1997	2013	35 years
The Woodmark at Uptown	Albuquerque	NM	—	2,439	33,276	2,081	2,471	35,325	37,796	7,231	30,565	2000	2015	35 years
Elmcroft of Quintessence	Albuquerque	NM	—	1,150	26,527	1,195	1,184	27,688	28,872	8,271	20,601	1998	2011	35 years
The Amberleigh	Buffalo	NY	—	3,498	19,097	7,269	3,512	26,352	29,864	9,858	20,006	1988	2005	35 years
Brookdale Battery Park City	New York	NY	116,100	2,903	186,978	1,490	2,913	188,458	191,371	14,043	177,328	2000	2018	35 years
The Hearth at Castle Gardens	Vestal	NY	—	1,830	20,312	2,230	1,885	22,487	24,372	8,251	16,121	1994	2011	35 years
Elmcroft of Asheboro	Asheboro	NC	—	680	15,370	522	694	15,878	16,572	4,329	12,243	1998	2011	35 years
Arbor Terrace of Asheville	Asheville	NC	—	1,365	15,679	924	1,365	16,603	17,968	3,754	14,214	1998	2015	35 years
Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	510	250	5,587	5,837	2,305	3,532	1997	2006	35 years
Elmcroft of Cramer Mountain	Cramerton	NC	—	530	18,225	225	553	18,427	18,980	5,049	13,931	1999	2011	35 years
Elmcroft of Harrisburg	Harrisburg	NC	—	1,660	15,130	711	1,685	15,816	17,501	4,310	13,191	1997	2011	35 years
Elmcroft of Hendersonville (NC)	Hendersonville	NC	—	2,210	7,372	336	2,236	7,682	9,918	2,187	7,731	2005	2011	35 years
Elmcroft of Hillsborough	Hillsborough	NC	—	1,450	19,754	383	1,470	20,117	21,587	5,533	16,054	2005	2011	35 years
Willow Grove	Matthews	NC	—	763	27,544	(274)	763	27,270	28,033	5,834	22,199	2009	2013	35 years
Elmcroft of Newton	Newton	NC	—	540	14,935	418	544	15,349	15,893	4,188	11,705	2000	2011	35 years
Independence Village of Olde Raleigh	Raleigh	NC	—	1,989	18,648	7	1,989	18,655	20,644	4,843	15,801	1991	2012	35 years
Elmcroft of Northridge	Raleigh	NC	—	184	3,592	2,357	207	5,926	6,133	2,113	4,020	1984	2006	35 years
Elmcroft of Salisbury	Salisbury	NC	—	1,580	25,026	394	1,580	25,420	27,000	6,939	20,061	1999	2011	35 years
Elmcroft of Shelby	Shelby	NC	—	660	15,471	488	675	15,944	16,619	4,334	12,285	2000	2011	35 years
Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	966	1,210	11,718	12,928	3,674	9,254	1998	2010	35 years
Elmcroft of Southport	Southport	NC	—	1,330	10,356	253	1,349	10,590	11,939	2,984	8,955	2005	2011	35 years
Primrose Bismarck	Bismarck	ND	—	1,210	9,768	255	1,210	10,023	11,233	3,042	8,191	1994	2011	35 years
Wellington ALF - Minot ND	Minot	ND	—	3,241	9,509	—	3,241	9,509	12,750	2,745	10,005	2005	2015	35 years
Elmcroft of Lima	Lima	OH	—	490	3,368	553	495	3,916	4,411	1,623	2,788	1998	2006	35 years
Elmcroft of Ontario	Mansfield	OH	—	523	7,968	599	524	8,566	9,090	3,482	5,608	1998	2006	35 years
Elmcroft of Medina	Medina	OH	—	661	9,788	706	661	10,494	11,155	4,322	6,833	1999	2006	35 years
Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	743	1,236	13,353	14,589	5,479	9,110	1998	2006	35 years
Elmcroft of Sagamore Hills	Sagamore Hills	OH	—	980	12,604	995	998	13,581	14,579	5,569	9,010	2000	2006	35 years
Elmcroft of Lorain	Vermilion	OH	—	500	15,461	1,359	578	16,742	17,320	5,410	11,910	2000	2011	35 years
Gardens at Westlake Senior Living	Westlake	OH	—	2,401	20,640	690	2,413	21,318	23,731	4,874	18,857	1987	2015	35 years
Elmcroft of Xenia	Xenia	OH	—	653	2,801	1,052	678	3,828	4,506	1,550	2,956	1999	2006	35 years
Arbor House of Mustang	Mustang	OK	—	372	3,587	—	372	3,587	3,959	913	3,046	1999	2012	35 years
Arbor House of Norman	Norman	OK	—	444	7,525	—	444	7,525	7,969	1,907	6,062	2000	2012	35 years
Arbor House Reminisce Center	Norman	OK	—	438	3,028	—	438	3,028	3,466	773	2,693	2004	2012	35 years
Arbor House of Midwest City	Oklahoma City	OK	—	544	9,133	—	544	9,133	9,677	2,314	7,363	2004	2012	35 years
Mansion at Waterford	Oklahoma City	OK	—	2,077	14,184	—	2,077	14,184	16,261	3,754	12,507	1999	2012	35 years
Meadowbrook Place	Baker City	OR	—	1,430	5,311	—	1,430	5,311	6,741	1,066	5,675	1965	2014	35 years
Edgewood Downs	Beaverton	OR	—	2,356	15,476	328	2,356	15,804	18,160	3,352	14,808	1978	2013	35 years
Avamere at Hillsboro	Hillsboro	OR	—	4,400	8,353	1,413	4,400	9,766	14,166	3,296	10,870	2000	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
The Springs at Tanasbourne	Hillsboro	OR	30,947	4,689	55,035	—	4,689	55,035	59,724	15,653	44,071	2009	2013	35 years
The Arbor at Avamere Court	Keizer	OR	—	922	6,460	110	1,135	6,357	7,492	1,549	5,943	2012	2014	35 years
The Stafford	Lake Oswego	OR	—	1,800	16,122	884	1,806	17,000	18,806	5,272	13,534	2008	2011	35 years
The Springs at Clackamas Woods	Milwaukie	OR	13,965	1,264	22,429	5,244	1,381	27,556	28,937	6,579	22,358	1999	2012	35 years
Clackamas Woods Assisted Living	Milwaukie	OR	7,519	681	12,077	—	681	12,077	12,758	3,181	9,577	1999	2012	35 years
Avamere at Newberg	Newberg	OR	—	1,320	4,664	641	1,342	5,283	6,625	2,007	4,618	1999	2011	35 years
Avamere Living at Berry Park	Oregon City	OR	—	1,910	4,249	2,316	1,910	6,565	8,475	2,493	5,982	1972	2011	35 years
McLoughlin Place Senior Living	Oregon City	OR	—	2,418	26,819	—	2,418	26,819	29,237	5,321	23,916	1997	2014	35 years
Avamere at Bethany	Portland	OR	—	3,150	16,740	257	3,150	16,997	20,147	5,236	14,911	2002	2011	35 years
Avamere at Sandy	Sandy	OR	—	1,000	7,309	345	1,000	7,654	8,654	2,580	6,074	1999	2011	35 years
Suzanne Elise ALF	Seaside	OR	—	1,940	4,027	631	1,945	4,653	6,598	1,695	4,903	1998	2011	35 years
Necanicum Village	Seaside	OR	—	2,212	7,311	273	2,212	7,584	9,796	1,668	8,128	2001	2015	35 years
Avamere at Sherwood	Sherwood	OR	—	1,010	7,051	1,454	1,010	8,505	9,515	2,518	6,997	2000	2011	35 years
Chateau Gardens	Springfield	OR	—	1,550	4,197	—	1,550	4,197	5,747	1,247	4,500	1991	2011	35 years
Avamere at St Helens	St. Helens	OR	—	1,410	10,496	502	1,410	10,998	12,408	3,580	8,828	2000	2011	35 years
Flagstone Senior Living	The Dalles	OR	—	1,631	17,786	—	1,631	17,786	19,417	3,523	15,894	1991	2014	35 years
Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	565	1,171	6,251	7,422	2,509	4,913	1986	2006	35 years
Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	658	1,452	9,186	10,638	3,713	6,925	1998	2006	35 years
Elmcroft of Berwick	Berwick	PA	—	111	6,741	481	111	7,222	7,333	2,913	4,420	1998	2006	35 years
Elmcroft of Bridgeville	Bridgeville	PA	—	1,660	12,624	1,157	1,660	13,781	15,441	3,888	11,553	1999	2011	35 years
Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	1,152	432	8,949	9,381	3,445	5,936	1998	2006	35 years
Elmcroft of Altoona	Duncansville	PA	—	331	4,729	614	331	5,343	5,674	2,169	3,505	1997	2006	35 years
Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	555	249	7,882	8,131	3,246	4,885	1999	2006	35 years
Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	578	238	6,238	6,476	2,544	3,932	1999	2006	35 years
Lehigh Commons	Macungie	PA	—	420	4,406	450	420	4,856	5,276	3,034	2,242	1997	2004	30 years
Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	564	429	3,960	4,389	1,639	2,750	1999	2006	35 years
Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	5,227	5,003	1997	2004	30 years
Elmcroft of Mid Valley	Peckville	PA	—	619	11,662	320	619	11,982	12,601	2,412	10,189	1998	2014	35 years
Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	1,908	1,685	1997	2004	30 years
Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	2,536	2,235	1997	2004	30 years
Mifflin Court	Reading	PA	—	689	4,265	351	689	4,616	5,305	2,485	2,820	1997	2004	35 years
Elmcroft of Reading	Reading	PA	—	638	4,942	573	659	5,494	6,153	2,216	3,937	1998	2006	35 years
Elmcroft of Reedsville	Reedsville	PA	—	189	5,170	513	189	5,683	5,872	2,324	3,548	1998	2006	35 years
Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	696	217	8,316	8,533	3,343	5,190	1999	2006	35 years
Elmcroft of State College	State College	PA	—	320	7,407	470	325	7,872	8,197	3,211	4,986	1997	2006	35 years
Elmcroft of York	York	PA	—	1,260	6,923	460	1,298	7,345	8,643	2,115	6,528	1999	2011	35 years
The Garden House	Anderson	SC	—	969	15,613	326	974	15,934	16,908	3,493	13,415	2000	2015	35 years
Forest Pines	Columbia	SC	—	1,058	27,471	(392)	1,058	27,079	28,137	5,797	22,340	1998	2013	35 years
Elmcroft of Florence SC	Florence	SC	—	108	7,620	1,295	122	8,901	9,023	3,756	5,267	1998	2006	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Carolina Gardens at Garden City	Murrells Inlet	SC	—	1,095	8,618	91	1,095	8,709	9,804	328	9,476	1999	2019	35 years
Carolina Gardens at Rock Hill	Rock Hill	SC	—	790	9,568	109	790	9,677	10,467	359	10,108	2008	2019	35 years
Primrose Aberdeen	Aberdeen	SD	—	850	659	235	850	894	1,744	538	1,206	1991	2011	35 years
Primrose Place	Aberdeen	SD	—	310	3,242	53	310	3,295	3,605	1,017	2,588	2000	2011	35 years
Primrose Rapid City	Rapid City	SD	—	860	8,722	88	860	8,810	9,670	2,729	6,941	1997	2011	35 years
Primrose Sioux Falls	Sioux Falls	SD	—	2,180	12,936	315	2,180	13,251	15,431	4,172	11,259	2002	2011	35 years
Elmcroft of Bristol	Bristol	TN	—	470	16,006	753	480	16,749	17,229	4,634	12,595	1999	2011	35 years
Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	640	87	4,888	4,975	2,008	2,967	1998	2006	35 years
Elmcroft of Shallowford	Chattanooga	TN	—	580	7,568	1,554	636	9,066	9,702	3,203	6,499	1999	2011	35 years
Elmcroft of Hendersonville	Hendersonville	TN	—	600	5,304	900	600	6,204	6,804	1,335	5,469	1999	2014	35 years
Regency House	Hixson	TN	—	140	6,611	—	140	6,611	6,751	1,956	4,795	2000	2011	35 years
Elmcroft of Jackson	Jackson	TN	—	768	16,840	186	797	16,997	17,794	3,696	14,098	1998	2014	35 years
Elmcroft of Johnson City	Johnson City	TN	—	590	10,043	472	610	10,495	11,105	2,960	8,145	1999	2011	35 years
Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	845	22	8,660	8,682	3,477	5,205	2000	2006	35 years
Arbor Terrace of Knoxville	Knoxville	TN	—	590	15,862	1,163	590	17,025	17,615	3,925	13,690	1997	2015	35 years
Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	1,077	464	11,749	12,213	4,832	7,381	2000	2006	35 years
Elmcroft of Halls	Knoxville	TN	—	387	4,948	665	387	5,613	6,000	1,207	4,793	1998	2014	35 years
Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	1,371	200	8,437	8,637	3,530	5,107	2000	2006	35 years
Elmcroft of Bartlett	Memphis	TN	—	570	25,552	(8,580)	594	16,948	17,542	7,783	9,759	1999	2011	35 years
The Glenmary	Memphis	TN	—	510	5,860	3,124	510	8,984	9,494	3,373	6,121	1964	2011	35 years
Elmcroft of Murfreesboro	Murfreesboro	TN	—	940	8,030	481	940	8,511	9,451	2,398	7,053	1999	2011	35 years
Elmcroft of Brentwood	Nashville	TN	—	960	22,020	2,102	977	24,105	25,082	7,312	17,770	1998	2011	35 years
Elmcroft of Arlington	Arlington	TX	—	2,650	14,060	1,425	2,660	15,475	18,135	5,004	13,131	1998	2011	35 years
Meadowbrook ALZ	Arlington	TX	—	755	4,677	940	755	5,617	6,372	1,414	4,958	2012	2012	35 years
Elmcroft of Austin	Austin	TX	—	2,770	25,820	1,482	2,776	27,296	30,072	8,270	21,802	2000	2011	35 years
Elmcroft of Bedford	Bedford	TX	—	770	19,691	1,736	776	21,421	22,197	6,689	15,508	1999	2011	35 years
Highland Estates	Cedar Park	TX	—	1,679	28,943	(270)	1,679	28,673	30,352	6,137	24,215	2009	2013	35 years
Elmcroft of Rivershire	Conroe	TX	—	860	32,671	1,409	860	34,080	34,940	10,197	24,743	1997	2011	35 years
Flower Mound	Flower Mound	TX	—	900	5,512	—	900	5,512	6,412	1,664	4,748	1995	2011	35 years
Bridgewater Memory Care	Granbury	TX	—	390	8,186	—	390	8,186	8,576	2,072	6,504	2007	2012	35 years
Copperfield Estates	Houston	TX	—	1,216	21,135	(135)	1,216	21,000	22,216	4,480	17,736	2009	2013	35 years
Elmcroft of Braeswood	Houston	TX	—	3,970	15,919	(4,816)	3,974	11,099	15,073	5,492	9,581	1999	2011	35 years
Elmcroft of Cy-Fair	Houston	TX	—	1,580	21,801	1,449	1,593	23,237	24,830	7,054	17,776	1998	2011	35 years
Whitley Place	Keller	TX	—	—	5,100	773	—	5,873	5,873	2,127	3,746	1998	2008	35 years
Elmcroft of Lake Jackson	Lake Jackson	TX	—	710	14,765	1,346	712	16,109	16,821	5,089	11,732	1998	2011	35 years
Polo Park Estates	Midland	TX	—	765	29,447	(292)	765	29,155	29,920	6,238	23,682	1996	2013	35 years
Arbor Hills Memory Care Community	Plano	TX	—	1,014	5,719	—	1,014	5,719	6,733	1,373	5,360	2013	2013	35 years
Lakeshore Assisted Living and Memory Care	Rockwall	TX	—	1,537	12,883	—	1,537	12,883	14,420	3,282	11,138	2009	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Windcrest	San Antonio	TX	—	920	13,011	(164)	932	12,835	13,767	4,673	9,094	1999	2011	35 years
Paradise Springs	Spring	TX	—	1,488	24,556	(60)	1,490	24,494	25,984	5,204	20,780	2008	2013	35 years
Canyon Creek Memory Care	Temple	TX	—	473	6,750	—	473	6,750	7,223	1,712	5,511	2008	2012	35 years
Elmcroft of Cottonwood	Temple	TX	—	630	17,515	1,210	630	18,725	19,355	5,792	13,563	1997	2011	35 years
Elmcroft of Mainland	Texas City	TX	—	520	14,849	1,466	574	16,261	16,835	5,186	11,649	1996	2011	35 years
Elmcroft of Victoria	Victoria	TX	—	440	13,040	1,378	448	14,410	14,858	4,556	10,302	1997	2011	35 years
Windsor Court Senior Living	Weatherford	TX	—	233	3,347	—	233	3,347	3,580	849	2,731	1994	2012	35 years
Elmcroft of Wharton	Wharton	TX	—	320	13,799	1,252	352	15,019	15,371	4,890	10,481	1996	2011	35 years
Mountain Ridge	South Ogden	UT	—	1,243	24,659	99	1,243	24,758	26,001	4,857	21,144	2001	2014	35 years
Elmcroft of Chesterfield	Richmond	VA	—	829	6,534	837	836	7,364	8,200	2,958	5,242	1999	2006	35 years
Pheasant Ridge	Roanoke	VA	—	1,813	9,027	—	1,813	9,027	10,840	2,390	8,450	1999	2012	35 years
Cascade Valley Senior Living	Arlington	WA	—	1,413	6,294	—	1,413	6,294	7,707	1,243	6,464	1995	2014	35 years
Madison House	Kirkland	WA	—	4,291	26,787	1,391	4,414	28,055	32,469	3,680	28,789	1978	2017	35 years
Delaware Plaza	Longview	WA	3,932	620	5,116	136	815	5,057	5,872	815	5,057	1972	2017	35 years
Canterbury Gardens	Longview	WA	5,351	444	13,715	157	444	13,872	14,316	1,791	12,525	1998	2017	35 years
Canterbury Inn	Longview	WA	14,568	1,462	34,664	837	1,462	35,501	36,963	4,568	32,395	1989	2017	35 years
Canterbury Park	Longview	WA	—	969	30,109	—	969	30,109	31,078	3,837	27,241	2000	2017	35 years
Bishop Place Senior Living	Pullman	WA	—	1,780	33,608	—	1,780	33,608	35,388	6,539	28,849	1998	2014	35 years
Willow Gardens	Puyallup	WA	—	1,959	35,492	(285)	1,980	35,186	37,166	7,519	29,647	1996	2013	35 years
Cascade Inn	Vancouver	WA	12,378	3,201	19,024	2,321	3,527	21,019	24,546	3,329	21,217	1979	2017	35 years
The Hampton & Ashley Inn	Vancouver	WA	—	1,855	21,047	—	1,855	21,047	22,902	2,670	20,232	1992	2017	35 years
The Hampton at Salmon Creek	Vancouver	WA	11,450	1,256	21,686	—	1,256	21,686	22,942	2,569	20,373	2013	2017	35 years
Elmcroft of Teays Valley	Hurricane	WV	—	1,950	14,489	736	2,041	15,134	17,175	4,219	12,956	1999	2011	35 years
Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	911	253	9,226	9,479	3,686	5,793	1999	2006	35 years
Matthews of Appleton I	Appleton	WI	—	130	1,834	(1,035)	130	799	929	567	362	1996	2011	35 years
Matthews of Appleton II	Appleton	WI	—	140	2,016	(1,085)	140	931	1,071	709	362	1997	2011	35 years
Hunters Ridge	Beaver Dam	WI	—	260	2,380	—	260	2,380	2,640	739	1,901	1998	2011	35 years
Azura Memory Care of Beloit	Beloit	WI	—	150	4,356	427	191	4,742	4,933	1,344	3,589	1990	2011	35 years
Azura Memory Care of Clinton	Clinton	WI	—	290	4,390	—	290	4,390	4,680	1,276	3,404	1991	2011	35 years
Creekside	Cudahy	WI	—	760	1,693	—	760	1,693	2,453	563	1,890	2001	2011	35 years
Azura Memory Care of Eau Claire	Eau Claire	WI	—	210	6,259	—	210	6,259	6,469	1,792	4,677	1996	2011	35 years
Azura Memory Care of Eau Claire II	Eau Claire	WI	—	1,188	6,654	68	1,188	6,722	7,910	542	7,368	2019	2019	35 years
Chapel Valley	Fitchburg	WI	—	450	2,372	—	450	2,372	2,822	747	2,075	1998	2011	35 years
Matthews of Milwaukee II	Fox Point	WI	—	1,810	943	(1,444)	942	367	1,309	440	869	1999	2011	35 years
Laurel Oaks	Glendale	WI	—	2,390	43,587	5,130	2,510	48,597	51,107	14,787	36,320	1988	2011	35 years
Layton Terrace	Greenfield	WI	—	3,490	39,201	566	3,480	39,777	43,257	11,809	31,448	1999	2011	35 years
Matthews of Hartland	Hartland	WI	—	640	1,663	(768)	652	883	1,535	665	870	1985	2011	35 years
Matthews of Horicon	Horicon	WI	—	340	3,327	(1,235)	345	2,087	2,432	1,127	1,305	2002	2011	35 years
Jefferson	Jefferson	WI	—	330	2,384	—	330	2,384	2,714	741	1,973	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Azura Memory Care of Kenosha	Kenosha	WI	—	710	3,254	3,765	1,165	6,564	7,729	1,951	5,778	1996	2011	35 years
Azura Memory Care of Manitowoc	Manitowoc	WI	—	140	1,520	—	140	1,520	1,660	465	1,195	1997	2011	35 years
The Arboretum	Menomonee Falls	WI	—	5,640	49,083	2,158	5,640	51,241	56,881	15,956	40,925	1989	2011	35 years
Matthews of Milwaukee I	Milwaukee	WI	—	1,800	935	(1,407)	927	401	1,328	458	870	1999	2011	35 years
Hart Park Square	Milwaukee	WI	—	1,900	21,628	69	1,900	21,697	23,597	6,395	17,202	2005	2011	35 years
Azura Memory Care of Monroe	Monroe	WI	—	490	4,964	—	490	4,964	5,454	1,455	3,999	1990	2011	35 years
Matthews of Neenah I	Neenah	WI	—	710	1,157	(597)	713	557	1,270	487	783	2006	2011	35 years
Matthews of Neenah II	Neenah	WI	—	720	2,339	(1,457)	720	882	1,602	820	782	2007	2011	35 years
Matthews of Irish Road	Neenah	WI	—	320	1,036	(74)	320	962	1,282	456	826	2001	2011	35 years
Matthews of Oak Creek	Oak Creek	WI	—	800	2,167	(1,373)	812	782	1,594	724	870	1997	2011	35 years
Azura Memory Care of Oak Creek	Oak Creek	WI	—	733	6,248	11	733	6,259	6,992	1,350	5,642	2017	2017	35 years
Azura Memory Care of Oconomowoc	Oconomowoc	WI	—	400	1,596	4,674	709	5,961	6,670	1,515	5,155	2016	2015	35 years
Wilkinson Woods of Oconomowoc	Oconomowoc	WI	—	1,100	12,436	157	1,100	12,593	13,693	3,734	9,959	1992	2011	35 years
Azura Memory Care of Oshkosh	Oshkosh	WI	—	190	949	—	190	949	1,139	351	788	1993	2011	35 years
Matthews of Pewaukee	Pewaukee	WI	—	1,180	4,124	(1,804)	1,197	2,303	3,500	1,499	2,001	2001	2011	35 years
Azura Memory Care of Sheboygan	Sheboygan	WI	—	1,060	6,208	1,905	1,094	8,079	9,173	1,978	7,195	1995	2011	35 years
Matthews of St. Francis I	St. Francis	WI	—	1,370	1,428	(1,428)	937	433	1,370	501	869	2000	2011	35 years
Matthews of St. Francis II	St. Francis	WI	—	1,370	1,666	(1,558)	931	547	1,478	608	870	2000	2011	35 years
Howard Village of St. Francis	St. Francis	WI	—	2,320	17,232	—	2,320	17,232	19,552	5,159	14,393	2001	2011	35 years
Azura Memory Care of Stoughton	Stoughton	WI	—	450	3,191	—	450	3,191	3,641	993	2,648	1992	2011	35 years
Oak Hill Terrace	Waukesha	WI	—	2,040	40,298	—	2,040	40,298	42,338	11,929	30,409	1985	2011	35 years
Azura Memory Care of Wausau	Wausau	WI	—	350	3,413	—	350	3,413	3,763	1,010	2,753	1997	2011	35 years
Library Square	West Allis	WI	—	1,160	23,714	—	1,160	23,714	24,874	6,925	17,949	1996	2011	35 years
Matthews of Wrightstown	Wrightstown	WI	—	140	376	12	140	388	528	199	329	1999	2011	35 years
Garden Square Assisted Living of Casper	Casper	WY	—	355	3,197	—	355	3,197	3,552	907	2,645	1996	2011	35 years
Whispering Chase	Cheyenne	WY	—	1,800	20,354	(202)	1,800	20,152	21,952	4,319	17,633	2008	2013	35 years
Ashridge Court	Bexhill-on-Sea	SXE	—	2,274	4,791	(510)	2,110	4,445	6,555	994	5,561	2010	2015	40 years
Inglewood Nursing Home	Eastbourne	SXE	—	1,908	3,021	(355)	1,771	2,803	4,574	717	3,857	2010	2015	40 years
Pentlow Nursing Home	Eastbourne	SXE	—	1,964	2,462	(320)	1,822	2,284	4,106	622	3,484	2007	2015	40 years
Willows Care Home	Romford	ESX	—	4,695	6,983	(843)	4,356	6,479	10,835	1,375	9,460	1986	2015	40 years
Cedars Care Home	Southend-on-Sea	ESX	—	2,649	4,925	(546)	2,458	4,570	7,028	997	6,031	2014	2015	40 years
Mayflower Care Home	Northfleet	GSD	—	4,330	7,519	(854)	4,018	6,977	10,995	1,508	9,487	2012	2015	40 years
Maples Care Home	Bexleyheath	KNT	—	5,042	7,525	(906)	4,679	6,982	11,661	1,495	10,166	2007	2015	40 years
Barty House Nursing Home	Maidstone	KNT	—	3,769	3,089	(494)	3,497	2,867	6,364	797	5,567	2013	2015	40 years
Tunbridge Wells Care Centre	Tunbridge Wells	KNT	—	4,323	5,869	(734)	4,012	5,446	9,458	1,164	8,294	2010	2015	40 years
Heathlands Care Home	Chingford	LON	—	5,398	7,967	(963)	5,009	7,393	12,402	1,613	10,789	1980	2015	40 years
Hampton Care	Hampton	MDX	—	4,119	29,021	(1,205)	3,970	27,965	31,935	3,012	28,923	2007	2017	40 years
Parkfield House Nursing Home	Uxbridge	MDX	—	1,974	1,009	(108)	1,903	972	2,875	133	2,742	2000	2017	40 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Princeton Village of Largo	Largo	FL	—	1,718	10,438	(4,205)	1,718	6,233	7,951	2,551	5,400	2007	2015	35 years
Boréa	Blainville	QC	35,658	2,678	56,643	1,430	2,861	57,890	60,751	1,838	58,913	2016	2019	57 years
Caléo	Boucherville	QC	54,225	6,009	71,056	1,664	6,151	72,578	78,729	2,154	76,575	2018	2019	59 years
L'Avantage	Brossard	QC	20,086	8,771	44,920	1,465	8,950	46,206	55,156	1,627	53,529	2011	2019	52 years
Sevä	Candiac	QC	47,758	4,030	64,251	1,570	4,129	65,722	69,851	2,126	67,725	2018	2019	59 years
L'Initial	Gatineau	QC	49,215	6,720	62,928	1,561	6,861	64,348	71,209	1,963	69,246	2019	2019	60 years
La Croisée de l'Est	Granby	QC	15,335	1,136	40,998	1,143	1,159	42,118	43,277	1,553	41,724	2009	2019	50 years
Ambiance	Ile-des-Soeurs,Verdun	QC	20,512	5,007	51,624	1,571	5,108	53,094	58,202	1,978	56,224	2005	2019	46 years
Le Savignon	Lachine	QC	25,968	5,271	46,919	1,335	5,377	48,148	53,525	1,607	51,918	2013	2019	54 years
Le Cavalier	Lasalle	QC	14,908	5,892	38,926	1,350	6,010	40,158	46,168	1,662	44,506	2004	2019	45 years
Quartier Sud	Lévis	QC	29,712	1,933	47,731	650	1,931	48,383	50,314	1,536	48,778	2015	2019	56 years
Margo	Lévis	QC	40,060	2,034	63,523	1,285	2,078	64,764	66,842	1,977	64,865	2017	2019	60 years
Les Promenades du Parc	Longueuil	QC	21,495	5,832	47,101	1,662	5,950	48,645	54,595	1,986	52,609	2006	2019	47 years
Elogia	Montréal	QC	27,069	2,808	55,175	26,181	2,929	81,235	84,164	1,974	82,190	2007	2019	48 years
Les Jardins Millen	Montréal	QC	28,169	4,325	82,121	1,972	4,412	84,006	88,418	2,593	85,825	2012	2019	53 years
Le 22	Montréal	QC	38,776	6,728	70,601	1,671	6,863	72,137	79,000	2,213	76,787	2016	2019	57 years
Station Est	Montréal	QC	44,471	4,660	59,110	1,351	4,760	60,361	65,121	1,919	63,202	2017	2019	58 years
Ora	Montréal	QC	56,763	10,282	82,095	3,171	10,564	84,984	95,548	2,370	93,178	2019	2019	60 years
Elogia II	Montréal	QC	34,044	2,627	29,299	—	2,627	29,299	31,926	—	31,926	CIP	CIP	CIP
Le Quartier Mont-St-Hilaire	Mont-Saint-Hilaire	QC	14,140	1,020	32,554	1,055	1,041	33,588	34,629	1,316	33,313	2008	2019	49 years
L'Image d'Outremont	Outremont	QC	15,832	4,565	32,030	1,251	4,656	33,190	37,846	1,196	36,650	2008	2019	49 years
Le Gibraltar	Québec	QC	20,759	1,191	42,766	1,071	1,214	43,814	45,028	1,446	43,582	2013	2019	54 years
Ékla	Québec	QC	52,680	2,256	87,772	1,948	2,324	89,652	91,976	2,671	89,305	2017	2019	57 years
Le Notre-Dame	Repentigny	QC	13,751	3,290	41,474	1,516	3,357	42,923	46,280	1,846	44,434	2002	2019	43 years
Vent de l'Ouest	Sainte-Geneviève	QC	12,553	4,713	32,526	1,241	4,808	33,672	38,480	1,475	37,005	2007	2019	48 years
Les Verrières du Golf	Saint-Laurent	QC	24,201	5,183	44,363	1,746	5,312	45,980	51,292	1,821	49,471	2003	2019	44 years
Les Jardins du Campanile	Shawinigan	QC	11,621	578	16,580	905	590	17,473	18,063	903	17,160	2007	2019	48 years
VÜ	Sherbrooke	QC	35,443	706	58,073	1,298	720	59,357	60,077	1,843	58,234	2015	2019	56 years
La Cité des Tours	St-Jean-sur-Richelieu	QC	21,934	1,744	44,357	1,101	1,788	45,414	47,202	1,624	45,578	2012	2019	53 years
IVVI	St-Laurent	QC	53,183	6,307	64,131	—	6,307	64,131	70,438	374	70,064	2020	2020	60 years
VAST	St-Laurent	QC	41,809	4,648	62,521	—	4,648	62,521	67,169	84	67,085	2020	2020	60 years
Cornelius	St-Laurent	QC	9,853	7,813	25,026	—	7,813	25,026	32,839	—	32,839	CIP	CIP	CIP
Liz	St-Laurent	QC	11,534	11,937	22,567	—	11,937	22,567	34,504	—	34,504	CIP	CIP	CIP
Floréa	Terrebonne	QC	41,640	3,275	63,246	1,421	3,341	64,601	67,942	2,057	65,885	2016	2019	57 years
Les Résidences du Marché	Ste-Thérèse	QC	22,243	2,124	25,371	—	2,124	25,371	27,495	713	26,782	2000	2020	40 Years
Lilo	Ile-Perrot	QC	40,635	5,324	45,948	—	5,324	45,948	51,272	868	50,404	2017	2020	57 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Le Félix Vaudreuil-Dorion	Vaudreuil-Dorion	QC	25,803	7,531	34,624	1,432	7,682	35,905	43,587	1,424	42,163	2010	2019	51 years
TOTAL FOR OTHER SENIOR HOUSING COMMUNITIES			1,333,759	617,774	6,179,476	188,514	615,447	6,370,317	6,985,764	1,242,978	5,742,786
TOTAL FOR SENIOR HOUSING COMMUNITIES			1,589,318	1,584,636	15,254,039	1,025,745	1,607,351	16,257,069	17,864,420	4,779,527	13,084,893
MEDICAL OFFICE BUILDINGS
St. Vincent's Medical Center East #46	Birmingham	AL	—	—	25,298	5,155	—	30,453	30,453	12,512	17,941	2005	2010	35 years
St. Vincent's Medical Center East #48	Birmingham	AL	—	—	12,698	1,308	—	14,006	14,006	5,020	8,986	1989	2010	35 years
St. Vincent's Medical Center East #52	Birmingham	AL	—	—	7,608	2,262	—	9,870	9,870	4,268	5,602	1985	2010	35 years
Crestwood Medical Pavilion	Huntsville	AL	1,667	625	16,178	732	625	16,910	17,535	5,431	12,104	1994	2011	35 years
West Valley Medical Center	Buckeye1	AZ	—	3,348	5,233	—	3,348	5,233	8,581	1,571	7,010	2011	2015	31 years
Canyon Springs Medical Plaza	Gilbert	AZ	—	—	27,497	1,106	—	28,603	28,603	8,491	20,112	2007	2012	35 years
Mercy Gilbert Medical Plaza 1	Gilbert	AZ	—	720	11,277	1,786	772	13,011	13,783	5,024	8,759	2007	2011	35 years
Mercy Gilbert Medical Plaza II	Gilbert	AZ	16,520	—	18,610	1,034	—	19,644	19,644	1,232	18,412	2019	2019	35 years
Thunderbird Paseo Medical Plaza	Glendale	AZ	—	—	12,904	1,352	20	14,236	14,256	4,451	9,805	1997	2011	35 years
Thunderbird Paseo Medical Plaza II	Glendale	AZ	—	—	8,100	999	20	9,079	9,099	2,872	6,227	2001	2011	35 years
Arrowhead Physicians Plaza	Glendale	AZ	9,967	308	19,671	548	308	20,219	20,527	1,454	19,073	2004	2018	35 years
1432 S Dobson	Mesa	AZ	—	—	32,768	1,658	—	34,426	34,426	8,240	26,186	2003	2013	35 years
1450 S Dobson	Mesa	AZ	—	—	11,923	2,063	4	13,982	13,986	3,990	9,996	1977	2011	35 years
1500 S Dobson	Mesa	AZ	—	—	7,395	2,412	4	9,803	9,807	2,886	6,921	1980	2011	35 years
1520 S Dobson	Mesa	AZ	—	—	13,665	4,285	—	17,950	17,950	5,080	12,870	1986	2011	35 years
Deer Valley Medical Office Building II	Phoenix	AZ	—	—	22,663	1,857	14	24,506	24,520	7,185	17,335	2002	2011	35 years
Deer Valley Medical Office Building III	Phoenix	AZ	—	—	19,521	1,467	12	20,976	20,988	6,222	14,766	2009	2011	35 years
Papago Medical Park	Phoenix	AZ	—	—	12,172	2,392	—	14,564	14,564	4,797	9,767	1989	2011	35 years
North Valley Orthopedic Surgery Center	Phoenix	AZ	—	2,800	10,150	—	2,800	10,150	12,950	2,284	10,666	2006	2015	35 years
Davita Dialysis - Marked Tree	Marked Tree	AR	—	179	1,580	—	179	1,580	1,759	386	1,373	2009	2015	35 years
Burbank Medical Plaza I	Burbank	CA	—	1,241	23,322	2,501	1,268	25,796	27,064	9,090	17,974	2004	2011	35 years
Burbank Medical Plaza II	Burbank	CA	31,583	491	45,641	1,256	497	46,891	47,388	14,074	33,314	2008	2011	35 years
Eden Medical Plaza	Castro Valley	CA	—	258	2,455	460	328	2,845	3,173	1,649	1,524	1998	2011	25 years
Sutter Medical Center	Castro Valley	CA	—	—	25,088	1,471	—	26,559	26,559	6,095	20,464	2012	2012	35 years
United Healthcare - Cypress	Cypress	CA	—	12,883	38,309	1,502	12,883	39,811	52,694	10,982	41,712	1985	2015	29 years
NorthBay Corporate Headquarters	Fairfield	CA	—	—	19,187	—	—	19,187	19,187	4,898	14,289	2008	2012	35 years
Gateway Medical Plaza	Fairfield	CA	—	—	12,872	797	—	13,669	13,669	3,331	10,338	1986	2012	35 years
Solano NorthBay Health Plaza	Fairfield	CA	—	—	8,880	39	—	8,919	8,919	2,257	6,662	1990	2012	35 years
NorthBay Healthcare MOB	Fairfield	CA	—	—	8,507	2,280	—	10,787	10,787	3,686	7,101	2014	2013	35 years
UC Davis Medical Group	Folsom	CA	—	1,873	10,156	260	1,873	10,416	12,289	2,515	9,774	1995	2015	35 years
Verdugo Hills Medical Bulding I	Glendale	CA	—	6,683	9,589	2,738	6,768	12,242	19,010	5,711	13,299	1972	2012	23 years
Verdugo Hills Medical Bulding II	Glendale	CA	—	4,464	3,731	3,042	4,514	6,723	11,237	4,062	7,175	1987	2012	19 years
Grossmont Medical Terrace	La Mesa	CA	—	88	14,192	376	88	14,568	14,656	2,418	12,238	2008	2016	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Los Alamitos Medical & Wellness Pavilion	Los Alamitos	CA	11,586	488	31,720	61	488	31,781	32,269	2,282	29,987	2013	2018	35 years
St. Francis Lynwood Medical	Lynwood	CA	—	688	8,385	1,965	697	10,341	11,038	4,968	6,070	1993	2011	32 years
Facey Mission Hills	Mission Hills	CA	—	15,468	30,116	4,729	15,468	34,845	50,313	8,073	42,240	2012	2012	35 years
Mission Medical Plaza	Mission Viejo	CA	52,783	1,916	77,022	2,723	1,916	79,745	81,661	25,025	56,636	2007	2011	35 years
St Joseph Medical Tower	Orange	CA	42,170	1,752	61,647	4,216	1,761	65,854	67,615	20,686	46,929	2008	2011	35 years
Huntington Pavilion	Pasadena	CA	—	3,138	83,412	11,894	3,138	95,306	98,444	35,881	62,563	2009	2011	35 years
Western University of Health Sciences Medical Pavilion	Pomona	CA	—	91	31,523	—	91	31,523	31,614	9,374	22,240	2009	2011	35 years
Pomerado Outpatient Pavilion	Poway	CA	—	3,233	71,435	3,298	3,233	74,733	77,966	25,646	52,320	2007	2011	35 years
San Bernardino Medical Plaza I	San Bernadino	CA	—	789	11,133	2,349	797	13,474	14,271	11,962	2,309	1971	2011	27 years
San Bernardino Medical Plaza II	San Bernadino	CA	—	416	5,625	1,204	421	6,824	7,245	4,050	3,195	1988	2011	26 years
Sutter Van Ness	San Francisco	CA	104,794	—	157,404	918	—	158,322	158,322	9,298	149,024	2019	2019	35 years
San Gabriel Valley Medical Plaza	San Gabriel	CA	—	914	5,510	1,314	963	6,775	7,738	3,330	4,408	2004	2011	35 years
Santa Clarita Valley Medical Plaza	Santa Clarita	CA	20,909	9,708	20,020	2,032	9,782	21,978	31,760	7,609	24,151	2005	2011	35 years
Kenneth E Watts Medical Plaza	Torrance	CA	—	262	6,945	3,924	494	10,637	11,131	5,507	5,624	1989	2011	23 years
Vaca Valley Health Plaza	Vacaville	CA	—	—	9,634	979	—	10,613	10,613	2,504	8,109	1988	2012	35 years
NorthBay Center For Primary Care - Vacaville	Vacaville	CA	—	777	5,632	300	777	5,932	6,709	695	6,014	1998	2017	35 years
Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	4,890	2,865	13,544	16,409	7,203	9,206	1986	2007	35 years
Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	1,760	1,310	13,989	15,299	5,908	9,391	2002	2007	35 years
Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	4,034	3,642	50,540	54,182	22,474	31,708	1999	2007	35 years
Green Valley Ranch MOB	Denver	CO	—	—	12,139	1,564	259	13,444	13,703	3,180	10,523	2007	2012	35 years
Community Physicians Pavilion	Lafayette	CO	—	—	10,436	2,018	—	12,454	12,454	4,979	7,475	2004	2010	35 years
Exempla Good Samaritan Medical Center	Lafayette	CO	—	—	4,393	(57)	—	4,336	4,336	874	3,462	2013	2013	35 years
Dakota Ridge	Littleton	CO	—	2,540	12,901	2,221	2,562	15,100	17,662	3,124	14,538	2007	2015	35 years
Avista Two Medical Plaza	Louisville	CO	—	—	17,330	2,232	—	19,562	19,562	7,907	11,655	2003	2009	35 years
The Sierra Medical Building	Parker	CO	—	1,444	14,059	3,509	1,516	17,496	19,012	8,609	10,403	2009	2009	35 years
Crown Point Healthcare Plaza	Parker	CO	—	852	5,210	715	946	5,831	6,777	1,470	5,307	2008	2013	35 years
Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	1,330	—	3,985	3,985	2,065	1,920	1976	2010	35 years
Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	7,266	2,462	—	9,728	9,728	3,900	5,828	1991	2010	35 years
Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	11,947	2,324	—	14,271	14,271	4,947	9,324	2004	2010	35 years
DePaul Professional Office Building	Washington	DC	—	—	6,424	3,064	—	9,488	9,488	4,754	4,734	1987	2010	35 years
Providence Medical Office Building	Washington	DC	—	—	2,473	1,344	—	3,817	3,817	2,074	1,743	1975	2010	35 years
RTS Cape Coral	Cape Coral	FL	—	368	5,448	—	368	5,448	5,816	1,761	4,055	1984	2011	34 years
RTS Ft. Myers	Fort Myers	FL	—	1,153	4,127	—	1,153	4,127	5,280	1,604	3,676	1989	2011	31 years
RTS Key West	Key West	FL	—	486	4,380	—	486	4,380	4,866	1,273	3,593	1987	2011	35 years
JFK Medical Plaza	Lake Worth	FL	—	453	1,711	(147)	—	2,017	2,017	982	1,035	1999	2004	35 years
East Pointe Medical Plaza	Lehigh Acres	FL	—	327	11,816	—	327	11,816	12,143	2,454	9,689	1994	2015	35 years
Palms West Building 6	Loxahatchee	FL	—	965	2,678	(622)	—	3,021	3,021	1,383	1,638	2000	2004	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Bay Medical Plaza	Lynn Haven	FL	—	4,215	15,041	(13,601)	3,644	2,011	5,655	2,374	3,281	2003	2015	35 years
RTS Naples	Naples	FL	—	1,152	3,726	—	1,152	3,726	4,878	1,221	3,657	1999	2011	35 years
Bay Medical Center	Panama City	FL	—	82	17,400	3,507	25	20,964	20,989	2,669	18,320	1987	2015	35 years
RTS Pt. Charlotte	Pt Charlotte	FL	—	966	4,581	—	966	4,581	5,547	1,569	3,978	1985	2011	34 years
RTS Sarasota	Sarasota	FL	—	1,914	3,889	—	1,914	3,889	5,803	1,405	4,398	1996	2011	35 years
Capital Regional MOB I	Tallahassee	FL	—	590	8,773	(324)	193	8,846	9,039	1,667	7,372	1998	2015	35 years
Athens Medical Complex	Athens	GA	—	2,826	18,339	109	2,826	18,448	21,274	3,942	17,332	2011	2015	35 years
Doctors Center at St. Joseph's Hospital	Atlanta	GA	—	545	80,152	24,683	545	104,835	105,380	26,230	79,150	1978	2015	20 years
Augusta POB I	Augusta	GA	—	233	7,894	2,512	233	10,406	10,639	6,961	3,678	1978	2012	14 years
Augusta POB II	Augusta	GA	—	735	13,717	6,831	735	20,548	21,283	7,882	13,401	1987	2012	23 years
Augusta POB III	Augusta	GA	—	535	3,857	960	535	4,817	5,352	2,679	2,673	1994	2012	22 years
Augusta POB IV	Augusta	GA	—	675	2,182	2,296	691	4,462	5,153	2,726	2,427	1995	2012	23 years
Cobb Physicians Center	Austell	GA	—	1,145	16,805	1,948	1,145	18,753	19,898	7,398	12,500	1992	2011	35 years
Summit Professional Plaza I	Brunswick	GA	—	1,821	2,974	376	1,824	3,347	5,171	3,601	1,570	2004	2012	31 years
Summit Professional Plaza II	Brunswick	GA	—	981	13,818	406	981	14,224	15,205	4,913	10,292	1998	2012	35 years
Fayette MOB	Fayetteville	GA	—	895	20,669	1,405	895	22,074	22,969	4,736	18,233	2004	2015	35 years
Woodlawn Commons 1121/1163	Marietta	GA	—	5,495	16,028	2,306	5,586	18,243	23,829	3,984	19,845	1991	2015	35 years
PAPP Clinic	Newnan	GA	—	2,167	5,477	68	2,167	5,545	7,712	1,736	5,976	1994	2015	30 years
Parkway Physicians Center	Ringgold	GA	—	476	10,017	1,381	476	11,398	11,874	4,383	7,491	2004	2011	35 years
Riverdale MOB	Riverdale	GA	—	1,025	9,783	355	1,025	10,138	11,163	2,429	8,734	2005	2015	35 years
Rush Copley POB I	Aurora	IL	—	120	27,882	1,369	120	29,251	29,371	6,175	23,196	1996	2015	34 years
Rush Copley POB II	Aurora	IL	—	49	27,217	522	49	27,739	27,788	5,557	22,231	2009	2015	35 years
Good Shepherd Physician Office Building I	Barrington	IL	—	152	3,224	835	152	4,059	4,211	1,028	3,183	1979	2013	35 years
Good Shepherd Physician Office Building II	Barrington	IL	—	512	12,977	1,235	512	14,212	14,724	3,731	10,993	1996	2013	35 years
Trinity Hospital Physician Office Building	Chicago	IL	—	139	3,329	1,587	139	4,916	5,055	1,631	3,424	1971	2013	35 years
Advocate Beverly Center	Chicago	IL	—	2,227	10,140	412	2,231	10,548	12,779	3,271	9,508	1986	2015	25 years
Crystal Lakes Medical Arts	Crystal Lake	IL	—	2,490	19,504	437	2,535	19,896	22,431	4,438	17,993	2007	2015	35 years
Advocate Good Shepherd	Crystal Lake	IL	—	2,444	10,953	949	2,444	11,902	14,346	3,017	11,329	2008	2015	33 years
Physicians Plaza East	Decatur	IL	—	—	791	2,558	5	3,344	3,349	1,453	1,896	1976	2010	35 years
Physicians Plaza West	Decatur	IL	—	—	1,943	1,207	—	3,150	3,150	1,474	1,676	1987	2010	35 years
SIU Family Practice	Decatur	IL	—	—	3,900	3,782	—	7,682	7,682	3,567	4,115	1996	2010	35 years
304 W Hay Building	Decatur	IL	—	—	8,702	2,447	29	11,120	11,149	4,233	6,916	2002	2010	35 years
302 W Hay Building	Decatur	IL	—	—	3,467	859	—	4,326	4,326	1,997	2,329	1993	2010	35 years
ENTA	Decatur	IL	—	—	1,150	16	—	1,166	1,166	511	655	1996	2010	35 years
301 W Hay Building	Decatur	IL	—	—	640	22	—	662	662	369	293	1980	2010	35 years
South Shore Medical Building	Decatur	IL	—	902	129	56	958	129	1,087	223	864	1991	2010	35 years
Kenwood Medical Center	Decatur	IL	—	—	1,689	1,520	—	3,209	3,209	1,376	1,833	1997	2010	35 years
DMH OCC Health & Wellness Partners	Decatur	IL	—	934	1,386	168	943	1,545	2,488	748	1,740	1996	2010	35 years
Rock Springs Medical	Decatur	IL	—	399	495	109	399	604	1,003	309	694	1990	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
575 W Hay Building	Decatur	IL	—	111	739	24	111	763	874	358	516	1984	2010	35 years
Good Samaritan Physician Office Building I	Downers Grove	IL	—	407	10,337	1,397	407	11,734	12,141	3,211	8,930	1976	2013	35 years
Good Samaritan Physician Office Building II	Downers Grove	IL	—	1,013	25,370	1,101	1,013	26,471	27,484	6,780	20,704	1995	2013	35 years
Eberle Medical Office Building ("Eberle MOB")	Elk Grove Village	IL	—	—	16,315	1,017	—	17,332	17,332	7,872	9,460	2005	2009	35 years
1425 Hunt Club Road MOB	Gurnee	IL	—	249	1,452	976	352	2,325	2,677	1,086	1,591	2005	2011	34 years
1445 Hunt Club Drive	Gurnee	IL	—	216	1,405	609	325	1,905	2,230	1,039	1,191	2002	2011	31 years
Gurnee Imaging Center	Gurnee	IL	—	82	2,731	—	82	2,731	2,813	926	1,887	2002	2011	35 years
Gurnee Center Club	Gurnee	IL	—	627	17,851	—	627	17,851	18,478	6,169	12,309	2001	2011	35 years
South Suburban Hospital Physician Office Building	Hazel Crest	IL	—	191	4,370	997	191	5,367	5,558	1,608	3,950	1989	2013	35 years
755 Milwaukee MOB	Libertyville	IL	—	421	3,716	3,386	630	6,893	7,523	3,942	3,581	1990	2011	18 years
890 Professional MOB	Libertyville	IL	—	214	2,630	977	214	3,607	3,821	1,548	2,273	1980	2011	26 years
Libertyville Center Club	Libertyville	IL	—	1,020	17,176	—	1,020	17,176	18,196	6,301	11,895	1988	2011	35 years
Christ Medical Center Physician Office Building	Oak Lawn	IL	—	658	16,421	3,663	658	20,084	20,742	4,626	16,116	1986	2013	35 years
Methodist North MOB	Peoria	IL	—	1,025	29,493	31	1,025	29,524	30,549	6,238	24,311	2010	2015	35 years
Davita Dialysis - Rockford	Rockford	IL	—	256	2,543	—	256	2,543	2,799	634	2,165	2009	2015	35 years
Vernon Hills Acute Care Center	Vernon Hills	IL	—	3,376	694	(2,101)	1,195	774	1,969	921	1,048	1986	2011	15 years
Wilbur S. Roby Building	Anderson	IN	—	—	2,653	1,340	—	3,993	3,993	2,072	1,921	1992	2010	35 years
Ambulatory Services Building	Anderson	IN	—	—	4,266	2,129	—	6,395	6,395	3,297	3,098	1995	2010	35 years
St. John's Medical Arts Building	Anderson	IN	—	—	2,281	2,114	—	4,395	4,395	2,121	2,274	1973	2010	35 years
Carmel I	Carmel	IN	—	466	5,954	833	466	6,787	7,253	2,809	4,444	1985	2012	30 years
Carmel II	Carmel	IN	—	455	5,976	1,321	455	7,297	7,752	2,686	5,066	1989	2012	33 years
Carmel III	Carmel	IN	—	422	6,194	1,039	422	7,233	7,655	2,594	5,061	2001	2012	35 years
Elkhart	Elkhart	IN	—	1,256	1,973	—	1,256	1,973	3,229	1,595	1,634	1994	2011	32 years
Lutheran Medical Arts	Fort Wayne	IN	—	702	13,576	169	714	13,733	14,447	2,886	11,561	2000	2015	35 years
Dupont Road MOB	Fort Wayne	IN	—	633	13,479	507	672	13,947	14,619	3,164	11,455	2001	2015	35 years
Harcourt Professional Office Building	Indianapolis	IN	—	519	28,951	6,023	519	34,974	35,493	12,290	23,203	1973	2012	28 years
Cardiac Professional Office Building	Indianapolis	IN	—	498	27,430	3,048	498	30,478	30,976	8,997	21,979	1995	2012	35 years
Oncology Medical Office Building	Indianapolis	IN	—	470	5,703	2,598	470	8,301	8,771	2,328	6,443	2003	2012	35 years
CorVasc Medical Office Building	Indianapolis	IN	—	514	9,617	549	871	9,809	10,680	1,714	8,966	2004	2016	36 years
St. Francis South Medical Office Building	Indianapolis	IN	—	—	20,649	2,225	7	22,867	22,874	5,957	16,917	1995	2013	35 years
Methodist Professional Center I	Indianapolis	IN	—	61	37,411	7,415	61	44,826	44,887	16,914	27,973	1985	2012	25 years
Indiana Orthopedic Center of Excellence	Indianapolis	IN	—	967	83,746	3,106	967	86,852	87,819	15,254	72,565	1997	2015	35 years
United Healthcare - Indy	Indianapolis	IN	—	5,737	32,116	848	5,737	32,964	38,701	7,300	31,401	1988	2015	35 years
LaPorte	La Porte	IN	—	553	1,309	—	553	1,309	1,862	683	1,179	1997	2011	34 years
Mishawaka	Mishawaka	IN	—	3,787	5,543	—	3,787	5,543	9,330	4,657	4,673	1993	2011	35 years
Cancer Care Partners	Mishawaka	IN	—	3,162	28,633	220	3,162	28,853	32,015	5,901	26,114	2010	2015	35 years
Michiana Oncology	Mishawaka	IN	—	4,577	20,939	15	4,581	20,950	25,531	4,527	21,004	2010	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
DaVita Dialysis - Paoli	Paoli	IN	—	396	2,056	—	396	2,056	2,452	524	1,928	2011	2015	35 years
South Bend	South Bend	IN	—	792	2,530	—	792	2,530	3,322	1,085	2,237	1996	2011	34 years
OLBH Same Day Surgery Center MOB	Ashland	KY	—	101	19,066	3,569	101	22,635	22,736	7,320	15,416	1997	2012	26 years
St. Elizabeth Covington	Covington	KY	—	345	12,790	166	345	12,956	13,301	4,413	8,888	2009	2012	35 years
Jefferson Clinic	Louisville	KY	—	—	673	2,018	—	2,691	2,691	493	2,198	2013	2013	35 years
East Jefferson Medical Plaza	Metairie	LA	—	168	17,264	3,162	168	20,426	20,594	8,520	12,074	1996	2012	32 years
East Jefferson MOB	Metairie	LA	—	107	15,137	4,016	107	19,153	19,260	7,311	11,949	1985	2012	28 years
East Jefferson MRI	Metairie	LA	—	—	—	—	—	—	—	—	—	CIP	CIP	CIP
Lakeside POB I	Metairie	LA	—	3,334	4,974	803	342	8,769	9,111	5,296	3,815	1986	2011	22 years
Lakeside POB II	Metairie	LA	—	1,046	802	(156)	53	1,639	1,692	1,316	376	1980	2011	7 years
Fresenius Medical	Metairie	LA	—	1,195	3,797	84	1,269	3,807	5,076	874	4,202	2012	2015	35 years
RTS Berlin	Berlin	MD	—	—	2,216	—	—	2,216	2,216	783	1,433	1994	2011	29 years
Charles O. Fisher Medical Building	Westminster	MD	10,205	—	13,795	1,888	—	15,683	15,683	8,018	7,665	2009	2009	35 years
Medical Specialties Building	Kalamazoo	MI	—	—	19,242	1,689	—	20,931	20,931	7,640	13,291	1989	2010	35 years
North Professional Building	Kalamazoo	MI	—	—	7,228	1,969	—	9,197	9,197	4,013	5,184	1983	2010	35 years
Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	302	—	2,693	2,693	884	1,809	1976	2010	35 years
Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	655	—	12,614	12,614	4,667	7,947	1984	2010	35 years
Heart Center Building	Kalamazoo	MI	—	—	8,420	940	176	9,184	9,360	3,680	5,680	1980	2010	35 years
Medical Commons Building	Kalamazoo Township	MI	—	—	661	671	—	1,332	1,332	816	516	1979	2010	35 years
RTS Madison Heights	Madison Heights	MI	—	401	2,946	—	401	2,946	3,347	999	2,348	2002	2011	35 years
Bronson Lakeview OPC	Paw Paw	MI	—	3,835	31,564	—	3,835	31,564	35,399	7,361	28,038	2006	2015	35 years
Pro Med Center Plainwell	Plainwell	MI	—	—	697	28	—	725	725	282	443	1991	2010	35 years
Pro Med Center Richland	Richland	MI	—	233	2,267	334	325	2,509	2,834	880	1,954	1996	2010	35 years
Henry Ford Dialysis Center	Southfield	MI	—	589	3,350	—	589	3,350	3,939	773	3,166	2002	2015	35 years
Metro Health	Wyoming	MI	—	1,325	5,479	—	1,325	5,479	6,804	1,338	5,466	2008	2015	35 years
Spectrum Health	Wyoming	MI	—	2,463	14,353	—	2,463	14,353	16,816	3,504	13,312	2006	2015	35 years
Cogdell Duluth MOB	Duluth	MN	—	—	33,406	(19)	—	33,387	33,387	8,024	25,363	2012	2012	35 years
Allina Health	Elk River	MN	—	1,442	7,742	122	1,455	7,851	9,306	2,363	6,943	2002	2015	35 years
Unitron Hearing	Plymouth	MN	—	2,646	8,962	5	2,646	8,967	11,613	3,065	8,548	2011	2015	29 years
HealthPartners Medical & Dental Clinics	Sartell	MN	—	2,492	15,694	413	2,503	16,096	18,599	5,658	12,941	2010	2012	35 years
University Physicians - Grants Ferry	Flowood	MS	—	2,796	12,125	(12)	2,796	12,113	14,909	4,388	10,521	2010	2012	35 years
Arnold Urgent Care	Arnold	MO	—	1,058	556	413	1,097	930	2,027	663	1,364	1999	2011	35 years
DePaul Health Center North	Bridgeton	MO	—	996	10,045	3,681	996	13,726	14,722	7,113	7,609	1976	2012	21 years
DePaul Health Center South	Bridgeton	MO	—	910	12,169	2,838	910	15,007	15,917	5,977	9,940	1992	2012	30 years
St. Mary's Health Center MOB D	Clayton	MO	—	103	2,780	1,622	106	4,399	4,505	2,268	2,237	1984	2012	22 years
Fenton Urgent Care Center	Fenton	MO	—	183	2,714	404	189	3,112	3,301	1,456	1,845	2003	2011	35 years
Broadway Medical Office Building	Kansas City	MO	—	1,300	12,602	11,591	1,385	24,108	25,493	9,296	16,197	1976	2007	35 years
St. Joseph Medical Building	Kansas City	MO	—	305	7,445	2,750	305	10,195	10,500	3,178	7,322	1988	2012	32 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
St. Joseph Medical Mall	Kansas City	MO	—	530	9,115	773	530	9,888	10,418	3,549	6,869	1995	2012	33 years
Carondelet Medical Building	Kansas City	MO	—	745	12,437	3,967	745	16,404	17,149	6,521	10,628	1979	2012	29 years
St. Joseph Hospital West Medical Office Building II	Lake Saint Louis	MO	—	524	3,229	1,036	524	4,265	4,789	1,781	3,008	2005	2012	35 years
St. Joseph O'Fallon Medical Office Building	O'Fallon	MO	—	940	5,556	493	1,060	5,929	6,989	2,054	4,935	1992	2012	35 years
Sisters of Mercy Building	Springfield	MO	—	3,427	8,697	—	3,427	8,697	12,124	2,259	9,865	2008	2015	35 years
St. Joseph Health Center Medical Building 1	St. Charles	MO	—	503	4,336	1,865	503	6,201	6,704	3,336	3,368	1987	2012	20 years
St. Joseph Health Center Medical Building 2	St. Charles	MO	—	369	2,963	1,665	369	4,628	4,997	2,149	2,848	1999	2012	32 years
Physicians Office Center	St. Louis	MO	—	1,445	13,825	1,117	1,445	14,942	16,387	7,011	9,376	2003	2011	35 years
12700 Southford Road Medical Plaza	St. Louis	MO	—	595	12,584	3,039	595	15,623	16,218	6,734	9,484	1993	2011	32 years
Mercy South MOB A	St. Louis	MO	—	409	4,687	2,129	409	6,816	7,225	3,717	3,508	1975	2011	20 years
Mercy South MOB B	St. Louis	MO	—	350	3,942	1,502	350	5,444	5,794	3,147	2,647	1980	2011	21 years
Lemay Urgent Care Center	St. Louis	MO	—	2,317	3,120	(607)	2,355	2,475	4,830	2,418	2,412	1983	2011	22 years
St. Mary's Health Center MOB B	St. Louis	MO	—	119	4,161	12,660	119	16,821	16,940	4,312	12,628	1979	2012	23 years
St. Mary's Health Center MOB C	St. Louis	MO	—	136	6,018	4,390	256	10,288	10,544	3,700	6,844	1969	2012	20 years
Carson Tahoe Specialty Medical Center	Carson City	NV	—	2,748	27,010	4,297	2,898	31,157	34,055	7,100	26,955	1981	2015	35 years
Carson Tahoe MOB West	Carson City	NV	—	802	11,855	229	703	12,183	12,886	2,739	10,147	2007	2015	29 years
Del E Webb Medical Plaza	Henderson	NV	—	1,028	16,993	2,878	1,028	19,871	20,899	7,784	13,115	1999	2011	35 years
Durango Medical Plaza	Las Vegas	NV	—	3,787	27,738	(1,709)	3,683	26,133	29,816	5,644	24,172	2008	2015	35 years
The Terrace at South Meadows	Reno	NV	6,270	504	9,966	874	517	10,827	11,344	4,276	7,068	2004	2011	35 years
Cooper Health MOB I	Willingboro	NJ	—	1,389	2,742	134	1,398	2,867	4,265	828	3,437	2010	2015	35 years
Cooper Health MOB II	Willingboro	NJ	—	594	5,638	65	594	5,703	6,297	1,246	5,051	2012	2015	35 years
Salem Medical	Woodstown	NJ	—	275	4,132	23	275	4,155	4,430	894	3,536	2010	2015	35 years
Albany Medical Center MOB	Albany	NY	—	321	18,389	35	356	18,389	18,745	3,406	15,339	2010	2015	35 years
St. Peter's Recovery Center	Guilderland	NY	—	1,059	9,156	—	1,059	9,156	10,215	2,287	7,928	1990	2015	35 years
Central NY Medical Center	Syracuse	NY	—	1,786	26,101	5,075	1,792	31,170	32,962	10,709	22,253	1997	2012	33 years
Northcountry MOB	Watertown	NY	—	1,320	10,799	444	1,364	11,199	12,563	2,686	9,877	2001	2015	35 years
Randolph	Charlotte	NC	—	6,370	2,929	2,694	6,442	5,551	11,993	4,711	7,282	1973	2012	4 years
Mallard Crossing I	Charlotte	NC	—	3,229	2,072	944	3,269	2,976	6,245	2,313	3,932	1997	2012	25 years
Medical Arts Building	Concord	NC	—	701	11,734	1,977	701	13,711	14,412	5,602	8,810	1997	2012	31 years
Gateway Medical Office Building	Concord	NC	—	1,100	9,904	724	1,100	10,628	11,728	4,508	7,220	2005	2012	35 years
Copperfield Medical Mall	Concord	NC	—	1,980	2,846	664	2,139	3,351	5,490	2,116	3,374	1989	2012	25 years
Weddington Internal & Pediatric Medicine	Concord	NC	—	574	688	37	574	725	1,299	438	861	2000	2012	27 years
Rex Wellness Center	Garner	NC	—	1,348	5,330	444	1,354	5,768	7,122	1,670	5,452	2003	2015	34 years
Gaston Professional Center	Gastonia	NC	—	833	24,885	3,249	863	28,104	28,967	9,264	19,703	1997	2012	35 years
Harrisburg Family Physicians	Harrisburg	NC	—	679	1,646	73	679	1,719	2,398	710	1,688	1996	2012	35 years
Harrisburg Medical Mall	Harrisburg	NC	—	1,339	2,292	342	1,339	2,634	3,973	1,462	2,511	1997	2012	27 years
Northcross	Huntersville	NC	—	623	278	231	623	509	1,132	348	784	1993	2012	22 years
REX Knightdale MOB & Wellness Center	Knightdale	NC	—	—	22,823	1,003	50	23,776	23,826	6,077	17,749	2009	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Midland Medical Park	Midland	NC	—	1,221	847	132	1,233	967	2,200	703	1,497	1998	2012	25 years
East Rocky Mount Kidney Center	Rocky Mount	NC	—	803	998	34	805	1,030	1,835	521	1,314	2000	2012	33 years
Rocky Mount Kidney Center	Rocky Mount	NC	—	479	1,297	60	479	1,357	1,836	711	1,125	1990	2012	25 years
Rocky Mount Medical Park	Rocky Mount	NC	—	2,552	7,779	2,774	2,652	10,453	13,105	4,587	8,518	1991	2012	30 years
Trinity Health Medical Arts Clinic	Minot	ND	—	935	15,482	715	951	16,181	17,132	4,707	12,425	1995	2015	26 years
Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	2,366	146	11,852	11,998	5,811	6,187	1984	2007	35 years
Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	3,930	—	19,053	19,053	8,521	10,532	2007	2007	35 years
Riverside North Medical Office Building	Columbus	OH	—	785	8,519	2,050	785	10,569	11,354	5,224	6,130	1962	2012	25 years
Riverside South Medical Office Building	Columbus	OH	—	586	7,298	997	610	8,271	8,881	3,880	5,001	1985	2012	27 years
340 East Town Medical Office Building	Columbus	OH	—	10	9,443	1,353	10	10,796	10,806	4,118	6,688	1984	2012	29 years
393 East Town Medical Office Building	Columbus	OH	—	61	4,760	780	61	5,540	5,601	2,637	2,964	1970	2012	20 years
141 South Sixth Medical Office Building	Columbus	OH	—	80	1,113	2,923	80	4,036	4,116	1,175	2,941	1971	2012	14 years
Doctors West Medical Office Building	Columbus	OH	—	414	5,362	884	414	6,246	6,660	2,475	4,185	1998	2012	35 years
Eastside Health Center	Columbus	OH	—	956	3,472	(2)	956	3,470	4,426	2,435	1,991	1977	2012	15 years
East Main Medical Office Building	Columbus	OH	—	440	4,771	72	440	4,843	5,283	1,859	3,424	2006	2012	35 years
Heart Center Medical Office Building	Columbus	OH	—	1,063	12,140	923	1,063	13,063	14,126	4,988	9,138	2004	2012	35 years
Wilkins Medical Office Building	Columbus	OH	—	123	18,062	2,302	123	20,364	20,487	5,639	14,848	2002	2012	35 years
Grady Medical Office Building	Delaware	OH	—	239	2,263	724	239	2,987	3,226	1,388	1,838	1991	2012	25 years
Dublin Northwest Medical Office Building	Dublin	OH	—	342	3,278	376	354	3,642	3,996	1,610	2,386	2001	2012	34 years
Preserve III Medical Office Building	Dublin	OH	—	2,449	7,025	1,211	2,449	8,236	10,685	3,581	7,104	2006	2012	35 years
Zanesville Surgery Center	Zanesville	OH	—	172	9,403	69	241	9,403	9,644	2,981	6,663	2000	2011	35 years
Dialysis Center	Zanesville	OH	—	534	855	138	534	993	1,527	706	821	1960	2011	21 years
Genesis Children's Center	Zanesville	OH	—	538	3,781	—	538	3,781	4,319	1,606	2,713	2006	2011	30 years
Medical Arts Building I	Zanesville	OH	—	429	2,405	674	444	3,064	3,508	1,774	1,734	1970	2011	20 years
Medical Arts Building II	Zanesville	OH	—	485	6,013	1,715	545	7,668	8,213	3,931	4,282	1995	2011	25 years
Medical Arts Building III	Zanesville	OH	—	94	1,248	—	94	1,248	1,342	659	683	1970	2011	25 years
Primecare Building	Zanesville	OH	—	130	1,344	648	130	1,992	2,122	1,197	925	1978	2011	20 years
Outpatient Rehabilitation Building	Zanesville	OH	—	82	1,541	—	82	1,541	1,623	704	919	1985	2011	28 years
Radiation Oncology Building	Zanesville	OH	—	105	1,201	952	114	2,144	2,258	661	1,597	1988	2011	25 years
Healthplex	Zanesville	OH	—	2,488	15,849	1,199	2,649	16,887	19,536	7,407	12,129	1990	2011	32 years
Physicians Pavilion	Zanesville	OH	—	422	6,297	1,722	422	8,019	8,441	4,022	4,419	1990	2011	25 years
Zanesville Northside Pharmacy	Zanesville	OH	—	42	635	—	42	635	677	299	378	1985	2011	28 years
Bethesda Campus MOB III	Zanesville	OH	—	188	1,137	308	222	1,411	1,633	700	933	1978	2011	25 years
Tuality 7th Avenue Medical Plaza	Hillsboro	OR	17,194	1,516	24,638	1,516	1,546	26,124	27,670	9,752	17,918	2003	2011	35 years
Professional Office Building I	Chester	PA	—	—	6,283	3,906	—	10,189	10,189	5,512	4,677	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	3,268	—	13,692	13,692	7,630	6,062	1984	2004	30 years
Pinnacle Health	Harrisburg	PA	—	2,574	16,767	1,479	2,901	17,919	20,820	4,369	16,451	2002	2015	35 years
Lancaster Rehabilitation Hospital	Lancaster	PA	—	959	16,610	(16)	959	16,594	17,553	5,693	11,860	2007	2012	35 years
Lancaster ASC MOB	Lancaster	PA	—	593	17,117	526	609	17,627	18,236	6,638	11,598	2007	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
St. Joseph Medical Office Building	Reading	PA	—	—	10,823	811	—	11,634	11,634	4,639	6,995	2006	2010	35 years
Crozer - Keystone MOB I	Springfield	PA	—	9,130	47,078	—	9,130	47,078	56,208	12,697	43,511	1996	2015	35 years
Crozer-Keystone MOB II	Springfield	PA	—	5,178	6,523	—	5,178	6,523	11,701	1,871	9,830	1998	2015	25 years
Doylestown Health & Wellness Center	Warrington	PA	—	4,452	17,383	1,310	4,497	18,648	23,145	6,971	16,174	2001	2012	34 years
Roper Medical Office Building	Charleston	SC	—	127	14,737	4,522	138	19,248	19,386	8,148	11,238	1990	2012	28 years
St. Francis Medical Plaza (Charleston)	Charleston	SC	—	447	3,946	870	447	4,816	5,263	2,162	3,101	2003	2012	35 years
Providence MOB I	Columbia	SC	—	225	4,274	1,308	225	5,582	5,807	3,135	2,672	1979	2012	18 years
Providence MOB II	Columbia	SC	—	122	1,834	1,212	150	3,018	3,168	1,310	1,858	1985	2012	18 years
Providence MOB III	Columbia	SC	—	766	4,406	1,632	766	6,038	6,804	2,467	4,337	1990	2012	23 years
One Medical Park	Columbia	SC	—	210	7,939	3,637	228	11,558	11,786	5,280	6,506	1984	2012	19 years
Three Medical Park	Columbia	SC	—	40	10,650	2,142	40	12,792	12,832	5,938	6,894	1988	2012	25 years
St. Francis Millennium Medical Office Building	Greenville	SC	17,326	—	13,062	10,807	30	23,839	23,869	12,878	10,991	2009	2009	35 years
200 Andrews	Greenville	SC	—	789	2,014	1,600	810	3,593	4,403	2,273	2,130	1994	2012	29 years
St. Francis CMOB	Greenville	SC	—	501	7,661	1,478	501	9,139	9,640	3,243	6,397	2001	2012	35 years
St. Francis Outpatient Surgery Center	Greenville	SC	—	1,007	16,538	1,083	1,007	17,621	18,628	6,991	11,637	2001	2012	35 years
St. Francis Professional Medical Center	Greenville	SC	—	342	6,337	2,447	395	8,731	9,126	3,880	5,246	1984	2012	24 years
St. Francis Women's	Greenville	SC	—	322	4,877	1,632	322	6,509	6,831	3,257	3,574	1991	2012	24 years
St. Francis Medical Plaza (Greenville)	Greenville	SC	—	88	5,876	2,409	98	8,275	8,373	3,356	5,017	1998	2012	24 years
River Hills Medical Plaza	Little River	SC	—	1,406	1,813	230	1,417	2,032	3,449	1,134	2,315	1999	2012	27 years
Mount Pleasant Medical Office Longpoint	Mount Pleasant	SC	—	670	4,455	1,392	632	5,885	6,517	2,757	3,760	2001	2012	34 years
Medical Arts Center of Orangeburg	Orangeburg	SC	—	823	3,299	588	836	3,874	4,710	1,648	3,062	1984	2012	28 years
Mary Black Westside Medical Office Bldg	Spartanburg	SC	—	291	5,057	626	300	5,674	5,974	2,426	3,548	1991	2012	31 years
Spartanburg ASC	Spartanburg	SC	—	1,333	15,756	—	1,333	15,756	17,089	3,085	14,004	2002	2015	35 years
Spartanburg Regional MOB	Spartanburg	SC	—	207	17,963	889	290	18,769	19,059	4,020	15,039	1986	2015	35 years
Wellmont Blue Ridge MOB	Bristol	TN	—	999	5,027	110	1,032	5,104	6,136	1,288	4,848	2001	2015	35 years
Health Park Medical Office Building	Chattanooga	TN	—	2,305	8,949	799	2,385	9,668	12,053	3,548	8,505	2004	2012	35 years
Peerless Crossing Medical Center	Cleveland	TN	—	1,217	6,464	77	1,217	6,541	7,758	2,350	5,408	2006	2012	35 years
St. Mary's Clinton Professional Office Building	Clinton	TN	—	298	618	121	298	739	1,037	321	716	1988	2015	39 years
St. Mary's Farragut MOB	Farragut	TN	—	221	2,719	257	221	2,976	3,197	881	2,316	1997	2015	39 years
Medical Center Physicians Tower	Jackson	TN	12,346	549	27,074	107	598	27,132	27,730	9,930	17,800	2010	2012	35 years
St. Mary's Ambulatory Surgery Center	Knoxville	TN	—	129	1,012	—	129	1,012	1,141	527	614	1999	2015	24 years
Texas Clinic at Arlington	Arlington	TX	—	2,781	24,515	909	2,879	25,326	28,205	5,291	22,914	2010	2015	35 years
Seton Medical Park Tower	Austin	TX	—	805	41,527	10,885	1,329	51,888	53,217	14,354	38,863	1968	2012	35 years
Seton Northwest Health Plaza	Austin	TX	—	444	22,632	3,980	444	26,612	27,056	8,464	18,592	1988	2012	35 years
Seton Southwest Health Plaza	Austin	TX	—	294	5,311	637	294	5,948	6,242	1,809	4,433	2004	2012	35 years
Seton Southwest Health Plaza II	Austin	TX	—	447	10,154	84	447	10,238	10,685	3,201	7,484	2009	2012	35 years
BioLife Sciences Building	Denton	TX	—	1,036	6,576	—	1,036	6,576	7,612	1,658	5,954	2010	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
East Houston MOB, LLC	Houston	TX	—	356	2,877	1,242	328	4,147	4,475	3,245	1,230	1982	2011	15 years
East Houston Medical Plaza	Houston	TX	—	671	426	10	237	870	1,107	1,023	84	1982	2011	11 years
Memorial Hermann	Houston	TX	—	822	14,307	—	822	14,307	15,129	2,943	12,186	2012	2015	35 years
Scott & White Healthcare	Kingsland	TX	—	534	5,104	—	534	5,104	5,638	1,203	4,435	2012	2015	35 years
Lakeway Medical Plaza	Lakeway	TX	8,969	270	20,169	2,625	270	22,794	23,064	1,569	21,495	2011	2018	35 years
Odessa Regional MOB	Odessa	TX	—	121	8,935	—	121	8,935	9,056	1,911	7,145	2008	2015	35 years
Legacy Heart Center	Plano	TX	—	3,081	8,890	183	3,081	9,073	12,154	2,364	9,790	2005	2015	35 years
Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,074	870	—	15,944	15,944	6,218	9,726	2008	2010	35 years
Sunnyvale Medical Plaza	Sunnyvale	TX	—	1,186	15,397	448	1,243	15,788	17,031	3,613	13,418	2009	2015	35 years
Texarkana ASC	Texarkana	TX	—	814	5,903	166	814	6,069	6,883	1,665	5,218	1994	2015	30 years
Spring Creek Medical Plaza	Tomball	TX	—	2,165	8,212	355	2,165	8,567	10,732	1,780	8,952	2006	2015	35 years
MRMC MOB I	Mechanicsville	VA	—	1,669	7,024	711	1,669	7,735	9,404	3,824	5,580	1993	2012	31 years
Henrico MOB	Richmond	VA	—	968	6,189	1,534	359	8,332	8,691	4,041	4,650	1976	2011	25 years
St. Mary's MOB North (Floors 6 & 7)	Richmond	VA	—	227	2,961	1,105	227	4,066	4,293	1,950	2,343	1968	2012	22 years
Stony Point Medical Center	Richmond	VA	—	3,822	16,127	807	3,822	16,934	20,756	3,537	17,219	2004	2015	35 years
St. Francis Cancer Center	Richmond	VA	—	654	18,331	2,385	657	20,713	21,370	4,327	17,043	2006	2015	35 years
Bonney Lake Medical Office Building	Bonney Lake	WA	10,159	5,176	14,375	321	5,176	14,696	19,872	5,659	14,213	2011	2012	35 years
Good Samaritan Medical Office Building	Puyallup	WA	11,872	781	30,368	3,233	893	33,489	34,382	10,513	23,869	2011	2012	35 years
Holy Family Hospital Central MOB	Spokane	WA	—	—	19,085	475	—	19,560	19,560	5,010	14,550	2007	2012	35 years
Physician's Pavilion	Vancouver	WA	—	1,411	32,939	1,388	1,450	34,288	35,738	12,059	23,679	2001	2011	35 years
Administration Building	Vancouver	WA	—	296	7,856	59	317	7,894	8,211	2,743	5,468	1972	2011	35 years
Medical Center Physician's Building	Vancouver	WA	—	1,225	31,246	4,257	1,488	35,240	36,728	12,541	24,187	1980	2011	35 years
Memorial MOB	Vancouver	WA	—	663	12,626	1,621	690	14,220	14,910	5,054	9,856	1999	2011	35 years
Salmon Creek MOB	Vancouver	WA	—	1,325	9,238	607	1,325	9,845	11,170	3,441	7,729	1994	2011	35 years
Fisher's Landing MOB	Vancouver	WA	—	1,590	5,420	457	1,613	5,854	7,467	2,415	5,052	1995	2011	34 years
Columbia Medical Plaza	Vancouver	WA	—	281	5,266	544	331	5,760	6,091	2,141	3,950	1991	2011	35 years
Appleton Heart Institute	Appleton	WI	—	—	7,775	46	—	7,821	7,821	2,691	5,130	2003	2010	39 years
Appleton Medical Offices West	Appleton	WI	—	—	5,756	1,146	—	6,902	6,902	2,283	4,619	1989	2010	39 years
Appleton Medical Offices South	Appleton	WI	—	—	9,058	537	—	9,595	9,595	3,416	6,179	1983	2010	39 years
Brookfield Clinic	Brookfield	WI	—	2,638	4,093	(2,198)	440	4,093	4,533	1,810	2,723	1999	2011	35 years
Lakeshore Medical Clinic - Franklin	Franklin	WI	—	1,973	7,579	149	2,029	7,672	9,701	1,947	7,754	2008	2015	34 years
Lakeshore Medical Clinic - Greenfield	Greenfield	WI	—	1,223	13,387	126	1,223	13,513	14,736	2,795	11,941	2010	2015	35 years
Aurora Health Care - Hartford	Hartford	WI	—	3,706	22,019	—	3,706	22,019	25,725	5,165	20,560	2006	2015	35 years
Hartland Clinic	Hartland	WI	—	321	5,050	—	321	5,050	5,371	1,919	3,452	1994	2011	35 years
Aurora Healthcare - Kenosha	Kenosha	WI	—	7,546	19,155	—	7,546	19,155	26,701	4,590	22,111	2014	2015	35 years
Univ of Wisconsin Health	Monona	WI	—	678	8,017	202	678	8,219	8,897	2,050	6,847	2011	2015	35 years
Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,080	1,216	—	8,296	8,296	2,861	5,435	1993	2010	39 years
Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,462	250	—	4,712	4,712	1,762	2,950	2006	2010	39 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Aurora Health Care - Neenah	Neenah	WI	—	2,033	9,072	—	2,033	9,072	11,105	2,284	8,821	2006	2015	35 years
New Berlin Clinic	New Berlin	WI	—	678	7,121	—	678	7,121	7,799	2,913	4,886	1999	2011	35 years
United Healthcare - Onalaska	Onalaska	WI	—	4,623	5,527	38	4,623	5,565	10,188	1,807	8,381	1995	2015	35 years
WestWood Health & Fitness	Pewaukee	WI	—	823	11,649	—	823	11,649	12,472	4,763	7,709	1997	2011	35 years
Aurora Health Care - Two Rivers	Two Rivers	WI	—	5,638	25,308	—	5,638	25,308	30,946	5,983	24,963	2006	2015	35 years
Watertown Clinic	Watertown	WI	—	166	3,234	—	166	3,234	3,400	1,184	2,216	2003	2011	35 years
Southside Clinic	Waukesha	WI	—	218	5,273	—	218	5,273	5,491	1,950	3,541	1997	2011	35 years
Rehabilitation Hospital	Waukesha	WI	—	372	15,636	—	372	15,636	16,008	5,114	10,894	2008	2011	35 years
United Healthcare - Wauwatosa	Wawatosa	WI	—	8,012	15,992	76	8,012	16,068	24,080	4,634	19,446	1995	2015	35 years
TOTAL FOR MEDICAL OFFICE BUILDINGS			386,320	376,960	4,168,796	461,561	372,864	4,634,453	5,007,317	1,477,051	3,530,266
LIFE SCIENCES OFFICE BUILDINGS
300 George Street	New Haven	CT	—	2,262	122,144	7,780	2,582	129,604	132,186	12,486	119,700	2014	2016	50 years
Univ. of Miami Life Science and Technology Park	Miami	FL	—	2,249	87,019	6,325	2,253	93,340	95,593	11,326	84,267	2014	2016	53 years
IIT	Chicago	IL	—	30	55,620	1,061	30	56,681	56,711	5,923	50,788	2006	2016	46 years
University of Maryland BioPark I Unit 1	Baltimore	MD	—	113	25,199	819	113	26,018	26,131	2,607	23,524	2005	2016	50 years
University of Maryland BioPark II	Baltimore	MD	—	61	91,764	5,363	61	97,127	97,188	10,331	86,857	2007	2016	50 years
University of Maryland BioPark Garage	Baltimore	MD	—	77	4,677	443	77	5,120	5,197	897	4,300	2007	2016	29 years
Tributary Street	Baltimore	MD	—	4,015	15,905	597	4,015	16,502	20,517	2,378	18,139	1998	2016	45 years
Beckley Street	Baltimore	MD	—	2,813	13,481	832	2,813	14,313	17,126	2,104	15,022	1999	2016	45 years
University of Maryland BioPark III	Baltimore	MD	—	1,067	857	—	1,067	857	1,924	6	1,918	CIP	CIP	CIP
Heritage at 4240	Saint Louis	MO	—	403	47,125	1,258	452	48,334	48,786	6,511	42,275	2013	2016	45 years
Cortex 1	Saint Louis	MO	—	631	26,543	1,172	631	27,715	28,346	3,758	24,588	2005	2016	50 years
BRDG Park	Saint Louis	MO	—	606	37,083	2,246	606	39,329	39,935	4,480	35,455	2009	2016	52 years
4220 Duncan Avenue	St Louis	MO	—	1,871	35,044	9,974	1,871	45,018	46,889	7,105	39,784	2018	2018	35 years
311 South Sarah Street	St. Louis	MO	—	5,154	—	—	5,154	—	5,154	314	4,840	CIP	CIP	CIP
4300 Duncan	St. Louis	MO	—	2,818	46,749	18	2,818	46,767	49,585	4,830	44,755	2008	2017	35 years
Weston Parkway	Cary	NC	—	1,372	6,535	1,743	1,372	8,278	9,650	1,489	8,161	1990	2016	50 years
Patriot Drive	Durham	NC	—	1,960	10,749	378	1,960	11,127	13,087	1,364	11,723	2010	2016	50 years
Chesterfield	Durham	NC	—	3,594	57,781	5,558	3,619	63,314	66,933	14,396	52,537	2017	2017	60 years
Paramount Parkway	Morrisville	NC	—	1,016	19,794	617	1,016	20,411	21,427	2,824	18,603	1999	2016	45 years
Center for Technology & Innovation	Raleigh	NC	—	786	50,674	—	786	50,674	51,460	1,400	50,060	2016	2020	35 years
Keystone Science Center	Raleigh	NC	—	408	25,841	—	408	25,841	26,249	715	25,534	2010	2020	35 years
Wake 90	Winston-Salem	NC	—	2,752	79,949	1,757	2,752	81,706	84,458	10,584	73,874	2013	2016	40 years
Wake 60	Winston-Salem	NC	15,000	1,243	83,414	1,370	1,243	84,784	86,027	12,079	73,948	2016	2016	35 years
Bailey Power Plant	Winston-Salem	NC	—	1,930	34,122	249	846	35,455	36,301	4,359	31,942	2017	2017	35 years
Hershey Center Unit 1	Hummelstown	PA	—	813	23,699	965	819	24,658	25,477	2,882	22,595	2007	2016	50 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
3737 Market Street	Philadelphia	PA	66,108	40	141,981	6,298	40	148,279	148,319	12,988	135,331	2014	2016	54 years
3711 Market Street	Philadelphia	PA	—	12,320	69,278	7,168	12,320	76,446	88,766	8,524	80,242	2008	2016	48 years
3675 Market Street	Philadelphia	PA	116,166	11,370	109,846	43,802	11,370	153,648	165,018	15,679	149,339	2018	2018	35 years
3701 Filbert Street	Philadelphia	PA	—	3,627	—	—	3,627	—	3,627	251	3,376	CIP	CIP	CIP
115 North 38th Street	Philadelphia	PA	—	2,163	—	—	2,163	—	2,163	149	2,014	CIP	CIP	CIP
225 North 38th Street	Philadelphia	PA	—	9,965	5,387	—	9,965	5,387	15,352	683	14,669	CIP	CIP	CIP
3401 Market Street	Philadelphia	PA	—	4,500	22,157	307	4,533	22,431	26,964	1,574	25,390	1923	2018	35 years
75 N. 38th Street (6799)	Philadelphia	PA	—	9,432	—	—	9,432	—	9,432	—	9,432	N/A	2019	N/A
South Street Landing	Providence	RI	—	6,358	111,797	(1,053)	6,358	110,744	117,102	6,067	111,035	2017	2017	45 years
2/3 Davol Square	Providence	RI	—	4,537	6,886	9,259	4,656	16,026	20,682	2,796	17,886	2005	2017	15 years
One Ship Street	Providence	RI	—	1,943	1,734	(29)	1,943	1,705	3,648	268	3,380	1980	2017	25 years
Brown Academic/R&D Building	Providence	RI	47,294	—	68,335	(8,713)	—	59,622	59,622	2,611	57,011	2019	2019	35 years
Providence Phase 2	Providence	RI	—	2,251	—	—	2,251	—	2,251	—	2,251	CIP	CIP	CIP
Wexford Biotech 8	Richmond	VA	—	2,615	85,514	5,564	2,615	91,078	93,693	11,713	81,980	2012	2017	35 years
VTR Pre Development Expense			—	—	23,358	—	—	23,358	23,358	—	23,358	CIP	CIP	CIP
TOTAL FOR LIFE SCIENCES OFFICE BUILDINGS			244,568	111,165	1,648,041	113,128	110,637	1,761,697	1,872,334	190,451	1,681,883
TOTAL FOR OFFICE			630,888	488,125	5,816,837	574,689	483,501	6,396,150	6,879,651	1,667,502	5,212,149
TOTAL FOR ALL PROPERTIES			$2,220,206	$2,246,273	$22,949,998	$1,654,171	$2,261,415	$24,589,027	$26,850,442	$6,967,413	$19,883,029

1 Adjustments to basis included provisions for asset impairments, partial dispositions, costs capitalized subsequent to acquisitions and foreign currency translation adjustments.

VENTAS, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2020

Location	Number of RE Assets	Interest Rate	Fixed / Variable	Maturity Date	Monthly Debt Service	Face Value	Net Book Value	Prior Liens
					(In thousands)
First Mortgages
Multiple	7	9.24%	V	3/31/2025	388,310	66,000	66,000	174,020

Mezzanine Loans
Multiple	156	6.58%	V	6/9/2021	2,889,690	487,648	486,797	1,020,080

Total					$3,278,000	$553,648	$552,797	$1,194,100

Mortgage Loan Reconciliation
	2020	2019	2018
	(In thousands)
Beginning Balance	$642,218	$427,117	$565,875
Additions:
New loans	66,000	1,234,244	9,900
Construction draws	—	—	—
Total additions	66,000	1,234,244	9,900
Deductions:
Principal repayments	(155,170)	(1,011,353)	(148,658)
Total deductions	(155,170)	(1,011,353)	(148,658)
Effect of foreign currency translation	(251)	(7,790)	—
Ending Balance	$552,797	$642,218	$427,117

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Elections of Directors,” “Our Executive Officers,” “Securities Ownership,” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2021.

ITEM 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2021.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2021.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the heading “Corporate Governance and Board Matters,” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2021.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Audit Matters” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2021.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:
All other schedules have been omitted because they are inapplicable or not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

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

4.12	Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.13	Third Supplemental Indenture dated as of January 13, 2015 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series C due 2022.	Incorporated by reference herein. Previously filed as Exhibit 4.24 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, File No. 001-10989.

4.14	Fourth Supplemental Indenture dated as of June 1, 2017 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.55% Senior Notes, Series D due 2023.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 28, 2017, File No. 001-10989.

4.15	Fifth Supplemental Indenture dated as of November 12, 2019 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.80% Senior Notes, Series E due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020, File No. 001-10989.

4.16	Sixth Supplemental Indenture dated as of November 12, 2019 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the Floating Rate Senior Notes, Series F due 2021.	Incorporated by reference herein. Previously filed as Exhibit 4.16 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020, File No. 001-10989.

4.17	Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.18	First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.19	Second Supplemental Indenture dated as of June 2, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.125% Senior Notes due 2023.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on June 2, 2016, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.20	Third Supplemental Indenture dated as of September 21, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

4.21	Fourth Supplemental Indenture dated as of March 29, 2017 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.100% Senior Notes due 2023 and the 3.850% Senior Notes due 2027.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 29, 2017, File No. 001-10989.

4.22	Indenture dated February 23, 2018 among Ventas, Inc., Ventas Realty, Limited Partnership, the Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.23	First Supplemental Indenture dated as of February 23, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.000% Senior Notes due 2028
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.24	Second Supplemental Indenture dated as of August 15, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.400% Senior Notes due 2029
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 15, 2018, File No. 001-10989.

4.25	Third Supplemental Indenture dated as of February 26, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.500% Senior Notes due 2024 and 4.875% Senior Notes due 2049	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2019, File No. 001-10989.

4.26	Fourth Supplemental Indenture dated as of July 3, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 2.650% Senior Notes due 2025	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 3, 2019, File No. 001-10989.

4.27	Fifth Supplemental Indenture dated as of August 21, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.000% Senior Notes due 2030	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 21, 2019, File No. 001-10989.

4.28
Sixth Supplemental Indenture dated as of April 1, 2020 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.750% Senior Notes due 2030.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 1, 2020, File No. 001-10989.

4.29	Description of the Registrant’s Securities.	Filed herewith.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference herein. Previously filed as Exhibit 3.5 to our Registration Statement on Form S-4, as amended, filed on May 29, 2002, File No. 333-89312.

10.2	Credit and Guaranty Agreement dated July 26, 2018 among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, The Lenders party thereto from time to time, and Bank of America, N.A., as Administrative Agent.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on October 26, 2018, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.3	First Amendment to the Credit and Guaranty Agreement, dated as of January 29, 2021, among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent.	Filed herewith.

10.4	Second Amended and Restated Credit and Guaranty Agreement, dated as of April 25, 2017, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas SSL Ontario III, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc., and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, and Alternative Currency Fronting Lender, Bank of America, N.A. and JP Morgan Chase Bank, N.A., as Swing Line Lenders and L/C Issuers.	Incorporated by reference herein. Previously filed as Exhibit 10.3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.5
Third Amended and Restated Credit and Guaranty Agreement, dated as of January 29, 2021, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas SSL Ontario III, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc., and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as L/C Issuers.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 2, 2021, File No. 001-10989.

10.6*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 1, 2005, File No. 33-107942.

10.7.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.7.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.7.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.8.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.8.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.8.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.8.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.9.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.9.2*	First Amendment to the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.3*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

10.9.4*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.3 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, File No. 001-10989.

10.9.5*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.9.6*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.9.7*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.9.8*	Form of Performance-Based Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.9*	Form of Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.10*	Form of Transition Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.11*	Form of Performance-Based Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.12*	Form of Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.13*	Form of Transition Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.10.1*	Ventas Executive Deferred Stock Compensation Plan, as amended and restated on December 7, 2017.	Incorporated by reference herein. Previously filed as Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document

10.10.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan, as amended and restated on December 7, 2017.	Incorporated by reference herein. Previously filed as Exhibit 10.9.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989. .

10.11.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.11.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.12.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 4, 2006, File No. 001-09028.

10.12.2*	Amendment dated October 28, 2008 to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference herein. Previously filed as Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.13*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.14.1*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014, File No. 001-10989.

10.14.2*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.15.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.15.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.15.3*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.16.1*	Offer of Employment Term Sheet dated March 20, 2018 from Ventas, Inc. to Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.16.2*	Employee Protection and Noncompetition Agreement dated March 20, 2018 between Ventas, Inc. and Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.17*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.18.1*	Employee Protection and Restrictive Covenants Agreement dated January 21, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.18.2*	Employment Bonus Agreement dated March 4, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.18.3*	Offer Letter dated December 22, 2019 from Ventas, Inc. to Carey Shea Roberts.	Filed herewith.

10.19.1*	Employee Protection and Restrictive Covenants Agreement dated February 7, 2020 between Ventas, Inc. and J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.19.2*	Offer Letter dated January 30, 2020 from Ventas, Inc. to J. Justin Hutchens.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

22	List of Guarantors and Issuers of Guaranteed Securities.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements and (vii) Schedule III and IV.	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed herewith.

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
Date: February 23, 2021

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2021
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2021
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 23, 2021
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 23, 2021
Melody C. Barnes

/s/ JAY M. GELLERT	Director	February 23, 2021
Jay M. Gellert

/s/ RICHARD I. GILCHRIST	Director	February 23, 2021
Richard I. Gilchrist

/s/ MATTHEW J. LUSTIG	Director	February 23, 2021
Matthew J. Lustig

/s/ ROXANNE M. MARTINO	Director	February 23, 2021
Roxanne M. Martino

/s/ MARGUERITE M. NADER	Director	February 23, 2021
Marguerite M. Nader

/s/ SEAN P. NOLAN	Director	February 23, 2021
Sean P. Nolan

/s/WALTER C. RAKOWICH	Director	February 23, 2021
Walter C. Rakowich

/s/ ROBERT D. REED	Director	February 23, 2021
Robert D. Reed

/s/ JAMES D. SHELTON	Director	February 23, 2021
James D. Shelton

/s/ MAURICE S. SMITH	Director	February 23, 2021
Maurice S. Smith