Form 10-Q
period 2021-03-31
Ventas, Inc.
filed 2021-05-07
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________TO____________
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
353 N. Clark Street, Suite 3300
Chicago, Illinois
60654
(Address of Principal Executive Offices)
(877) 483-6827
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock $0.25 par value	VTR	New York Stock Exchange
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

As of May 4, 2021, there were 375,140,627 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of March 31, 2021	As of December 31, 2020
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,235,773	$2,261,415
Buildings and improvements	24,250,630	24,323,279
Construction in progress	310,547	265,748
Acquired lease intangibles	1,212,263	1,230,886
Operating lease assets	343,072	346,372
	28,352,285	28,427,700
Accumulated depreciation and amortization	(8,030,524)	(7,877,665)
Net real estate property	20,321,761	20,550,035
Secured loans receivable and investments, net	615,037	605,567
Investments in unconsolidated real estate entities	471,243	443,688
Net real estate investments	21,408,041	21,599,290
Cash and cash equivalents	169,661	413,327
Escrow deposits and restricted cash	40,551	38,313
Goodwill	1,051,780	1,051,650
Assets held for sale	59,860	9,608
Deferred income tax assets, net	11,610	9,987
Other assets	810,760	807,229
Total assets	$23,552,263	$23,929,404
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,759,299	$11,895,412
Accrued interest	91,390	111,444
Operating lease liabilities	206,426	209,917
Accounts payable and other liabilities	1,109,279	1,133,066
Liabilities related to assets held for sale	3,853	3,246
Deferred income tax liabilities	65,777	62,638
Total liabilities	13,236,024	13,415,723
Redeemable OP unitholder and noncontrolling interests	244,619	235,490
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 375,068 and 374,609 shares issued at March 31, 2021 and December 31, 2020, respectively	93,750	93,635
Capital in excess of par value	14,186,692	14,171,262
Accumulated other comprehensive loss	(52,497)	(54,354)
Retained earnings (deficit)	(4,257,001)	(4,030,376)
Treasury stock, 14 and 0 shares at March 31, 2021 and December 31, 2020, respectively	(789)	—
Total Ventas stockholders’ equity	9,970,155	10,180,167
Noncontrolling interests	101,465	98,024
Total equity	10,071,620	10,278,191
Total liabilities and equity	$23,552,263	$23,929,404

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$159,885	$194,862
Office	197,455	208,395
	357,340	403,257
Resident fees and services	528,650	576,770
Office building and other services revenue	4,950	3,128
Income from loans and investments	19,010	24,046
Interest and other income	341	4,853
Total revenues	910,291	1,012,054
Expenses
Interest	110,767	116,696
Depreciation and amortization	314,148	248,837
Property-level operating expenses:
Senior living	417,829	410,131
Office	63,946	64,506
Triple-net leased	4,825	6,331
	486,600	480,968
Office building services costs	618	727
General, administrative and professional fees	40,309	40,460
Loss on extinguishment of debt, net	27,090	—
Merger-related expenses and deal costs	4,617	8,218
Allowance on loans receivable and investments	(8,902)	—
Other	(9,428)	5,783
Total expenses	965,819	901,689
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(55,528)	110,365
Loss from unconsolidated entities	(250)	(10,876)
Gain on real estate dispositions	2,533	226,225
Income tax (expense) benefit	(2,153)	149,016
(Loss) income from continuing operations	(55,398)	474,730
Net (loss) income	(55,398)	474,730
Net income attributable to noncontrolling interests	1,811	1,613
Net (loss) income attributable to common stockholders	$(57,209)	$473,117
Earnings per common share
Basic:
(Loss) income from continuing operations	$(0.15)	$1.27
Net (loss) income attributable to common stockholders	(0.15)	1.27
Diluted:
(Loss) income from continuing operations	$(0.15)	$1.26
Net (loss) income attributable to common stockholders	(0.15)	1.26

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net (loss) income	$(55,398)	$474,730
Other comprehensive income (loss):
Foreign currency translation	(16)	(8,540)
Unrealized loss on available for sale securities	(4,617)	(51,699)
Derivative instruments	9,406	(18,587)
Total other comprehensive income (loss)	4,773	(78,826)
Comprehensive (loss) income	(50,625)	395,904
Comprehensive income (loss) attributable to noncontrolling interests	4,726	(8,369)
Comprehensive (loss) income attributable to common stockholders	$(55,351)	$404,273

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2019	(In thousands, except per share amounts)
Balance at January 1, 2021	$93,635	$14,171,262	$(54,354)	$(4,030,376)	$—	$10,180,167	$98,024	$10,278,191
Net (loss) income	—	—	—	(57,209)	—	(57,209)	1,811	(55,398)
Other comprehensive income (loss)	—	—	1,857	—	—	1,857	2,916	4,773
Net change in noncontrolling interests	—	3,435	—	—	—	3,435	(1,286)	2,149
Dividends to common stockholders—$0.45 per share	—	47	—	(169,416)	—	(169,369)	—	(169,369)
Issuance of common stock for stock plans, restricted stock grants and other	115	24,882	—	—	(789)	24,208	—	24,208
Adjust redeemable OP unitholder interests to current fair value	—	(12,918)	—	—	—	(12,918)	—	(12,918)
Redemption of OP Units	—	(16)	—	—	—	(16)	—	(16)
Balance at March 31, 2021	$93,750	$14,186,692	$(52,497)	$(4,257,001)	$(789)	$9,970,155	$101,465	$10,071,620

Balance at January 1, 2020	$93,185	$14,056,453	$(34,564)	$(3,669,050)	$(132)	$10,445,892	$99,560	$10,545,452
Net income	—	—	—	473,117	—	473,117	1,613	474,730
Other comprehensive loss	—	—	(68,844)	—	—	(68,844)	(9,982)	(78,826)
Net change in noncontrolling interests	—	761	—	—	—	761	(7,736)	(6,975)
Dividends to common stockholders—$0.7925 per share	—	—	—	(296,482)	—	(296,482)	—	(296,482)
Issuance of common stock for stock plans, restricted stock grants and other	71	10,894	—	719	(735)	10,949	—	10,949
Adjust redeemable OP unitholder interests to current fair value	—	67,811	—	—	—	67,811	—	67,811
Redemption of OP Units	—	(262)	—	—	—	(262)	—	(262)
Balance at March 31, 2020	$93,256	$14,135,657	$(103,408)	$(3,491,696)	$(867)	$10,632,942	$83,455	$10,716,397

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(55,398)	$474,730
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	314,148	248,837
Amortization of deferred revenue and lease intangibles, net	(14,766)	(2,973)
Other non-cash amortization	5,272	3,851
Allowance on loans receivable and investments	(8,902)	—
Stock-based compensation	16,072	10,514
Straight-lining of rental income	(3,863)	(6,788)
Loss on extinguishment of debt, net	27,090	—
Gain on real estate dispositions	(2,533)	(226,225)
Gain on real estate loan investments	(74)	(167)
Income tax expense (benefit)	503	(150,273)
Loss from unconsolidated entities	250	10,876
Distributions from unconsolidated entities	3,897	1,600
Other	(14,379)	3,805
Changes in operating assets and liabilities:
Increase in other assets	(5,100)	(13,768)
Decrease in accrued interest	(20,234)	(23,032)
Decrease in accounts payable and other liabilities	(4,390)	(16,535)
Net cash provided by operating activities	237,593	314,452
Cash flows from investing activities:
Net investment in real estate property	(210)	(79,539)
Investment in loans receivable	(186)	(1,051)
Proceeds from real estate disposals	8,083	625,439
Proceeds from loans receivable	16,419	99,117
Development project expenditures	(58,598)	(94,229)
Capital expenditures	(29,674)	(26,789)
Investment in unconsolidated entities	(38,452)	(5,809)
Insurance proceeds for property damage claims	6	42
Net cash (used in) provided by investing activities	(102,612)	517,181
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	5,144	2,762,153
Net change in borrowings under commercial paper program	214,978	(565,524)
Proceeds from debt	31,157	82,759
Repayment of debt	(445,050)	(62,973)
Payment of deferred financing costs	(17,343)	(1,963)
Issuance of common stock, net	11,075	—
Cash distribution to common stockholders	(168,763)	(296,304)
Cash distribution to redeemable OP unitholders	(1,842)	(2,325)
Cash issued for redemption of OP Units	(25)	(570)
Contributions from noncontrolling interests	5	155
Distributions to noncontrolling interests	(2,653)	(2,543)
Proceeds from stock option exercises	2,106	3,389
Other	(5,856)	(4,954)
Net cash (used in) provided by financing activities	(377,067)	1,911,300
Net (decrease) increase in cash, cash equivalents and restricted cash	(242,086)	2,742,933
Effect of foreign currency translation	658	(2,776)
Cash, cash equivalents and restricted cash at beginning of period	451,640	146,102
Cash, cash equivalents and restricted cash at end of period	$210,212	$2,886,259
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$468	$533
Other assets	—	56
Other liabilities	—	398
Noncontrolling interests	468	191

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing, life science, research and innovation and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2021, we owned or had investments in approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”) and health systems, which we generally refer to as “healthcare real estate.” Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with an additional corporate office in Louisville, Kentucky.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See “Note 2 – Accounting Policies” and “Note 15 – Segment Information.” Our senior housing properties are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our senior living operations reportable business segment.

As of March 31, 2021, we leased a total of 358 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 12 properties and 32 properties, respectively, as of March 31, 2021.

As of March 31, 2021, pursuant to long-term management agreements, we engaged independent managers, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 448 senior housing communities in our senior living operations segment for us.

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

During fiscal 2020 and continuing into fiscal 2021, our business has been, and is expected to continue to be, negatively impacted by the COVID-19 pandemic and actions taken to prevent its spread.

We have not identified the COVID-19 pandemic, on its own, as a “triggering event” for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of March 31, 2021, we considered the effect of the pandemic on certain of our assets (described below) and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. For the quarter ended March 31, 2021 we recognized no COVID-19 related charges in our Consolidated Statements of Income.

The trajectory and future impact of the COVID-19 pandemic remain highly uncertain, although emerging positive SHOP trends in the United States, if sustained, would improve performance over time. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the speed at which available vaccines can be successfully deployed; the rate of acceptance of available vaccines, particularly among the residents and staff in our senior housing communities; the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of ongoing government financial support to our business, tenants and operators and the slope and pace of recovery of our senior housing business and the U.S. economy more generally. Due to these uncertainties, we are not able at this time to estimate the continuing impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

We have separately identified certain special purpose entities that were established to allow investments in life science, research and innovation projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs, we are a holder of variable interests and we are the primary beneficiary of the VIEs, and therefore we consolidate these special purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.

In general, the assets of consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets.

	March 31, 2021		December 31, 2020
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$646,077	$239,711	$649,128	$238,168
Other identified VIEs	4,247,357	1,666,668	4,095,102	1,653,036
Tax credit VIEs	478,608	201,891	614,490	204,746

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of March 31, 2021, third party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

As redemption rights are outside of our control, the redeemable OP Units are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Units at the greater of cost or redemption value. As of March 31, 2021 and December 31, 2020, the fair value of the redeemable OP Units was $157.6 million and $146.0 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at March 31, 2021 and December 31, 2020. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

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

Accounting for Historic and New Markets Tax Credits

For certain of our life science, research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”) or both. As of March 31, 2021, we owned six properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science, research and innovation centers (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020, this cumulative excess totaled $173.2 million and $169.7 million, respectively (excluding properties classified as held for sale).

Certain of our leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

We evaluate a current estimate of all expected credit losses over the life of a financial instrument, which may result in recognition of credit losses on loans and other financial instruments before an actual event of default. We will establish reserves for any estimated credit losses with a corresponding charge to allowance on loans receivable and investments in our Consolidated Statements of Income. Subsequent changes in our estimate of credit losses may result in a corresponding increase or decrease to allowance on loans receivable and investments in our Consolidated Statements of Income.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2021, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 21.0%, 10.6%, 8.3%, 5.0% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2021). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 15.4% and 49.2% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of March 31, 2021). MOBs, life science, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 35.4%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of March 31, 2021, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“ NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties

The properties we lease to Brookdale Senior Living, Ardent and Kindred account for a significant portion of our triple-net leased properties segment revenues and NOI and the following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Three Months Ended March 31,
	2021	2020
Revenues(1):
Brookdale Senior Living	4.1%	4.6%
Ardent	3.5	3.0
Kindred	3.6	3.2
NOI:
Brookdale Senior Living	8.8%	8.8%
Ardent	7.5	5.8
Kindred	7.8	6.2

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

Senior Living Operations

As of March 31, 2021, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 258 of our 439 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

NOTE 4—DISPOSITIONS AND IMPAIRMENTS

2021 Activity

During the three months ended March 31, 2021, we sold two MOBs and one triple-net leased property for aggregate consideration of $8.1 million and recognized a gain on the sale of these assets of $2.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties.

	As of March 31, 2021			As of December 31, 2020
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-Net Leased Properties	—	$—	$—	1	$4,960	$2,690
Office Operations(1)	13	55,416	3,352	—	15	101
Senior Living Operations	1	4,444	501	1	4,633	455
Total	14	$59,860	$3,853	2	$9,608	$3,246

(1)2020 balances relate to anticipated post-closing settlements of working capital.

Real Estate Impairment

We recognized impairments of $78.5 million and $12.2 million, respectively, for the three months ended March 31, 2021 and 2020, which are primarily recorded in depreciation and amortization in our Consolidated Statements of Income. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of March 31, 2021 and December 31, 2020, we had $889.6 million and $900.2 million, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments:

	Amortized Cost	Allowance	Unrealized Gain	Carrying Amount	Fair Value
	(In thousands)
As of March 31, 2021:
Secured/mortgage loans and other, net	$555,410	$—	$—	$555,410	$533,580
Government-sponsored pooled loan investments, net (1)	55,948	—	3,679	59,627	59,627
Total investments reported as secured loans receivable and investments, net	611,358	—	3,679	615,037	593,207
Non-mortgage loans receivable, net	63,059	(5,796)	—	57,263	57,452
Marketable debt securities (2)	197,982	—	19,342	217,324	217,324
Total loans receivable and investments, net	$872,399	$(5,796)	$23,021	$889,624	$867,983

As of December 31, 2020:
Secured/mortgage loans and other, net	$555,840	$—	$—	$555,840	$508,707
Government-sponsored pooled loan investments, net (1)	55,154	(8,846)	3,419	49,727	49,727
Total investments reported as secured loans receivable and investments, net	610,994	(8,846)	3,419	605,567	558,434
Non-mortgage loans receivable, net	74,700	(17,623)	—	57,077	57,009
Marketable debt securities (3)	213,334	—	24,219	237,553	237,553
Total loans receivable and investments, net	$899,028	$(26,469)	$27,638	$900,197	$852,996

(1)Investment in government-sponsored pool loans has a contractual maturity date in 2021 and 2023.
(2)Investment in marketable debt securities has a contractual maturity date in 2026.
(3)Investment in marketable debt securities has a contractual maturity date in 2024 and 2026.

2021 Activity

During the three months ended March 31, 2021, we received aggregate proceeds of $16.5 million for the redemption and sale of marketable debt securities, resulting in total gains of $1.0 million. As of December 31, 2020, $1.2 million of unrealized gain was presented within accumulated other comprehensive income related to these securities. These securities had a weighted average interest rate of 8.3% and were due to mature between 2024 and 2026.

In March 2021, $11.9 million of previously reserved non-mortgage loans were forgiven. We derecognized both the amortized cost bases and allowances for these loans during the quarter ended March 31, 2021.

During the three months ended March 31, 2021, we reversed an $8.8 million allowance on certain government-sponsored pooled loan investments with a corresponding adjustment to allowance on loans receivable and investments in our Consolidated Statements of Income. In April 2021, we received $19.2 million in full repayment of this previously reserved investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Investments in Unconsolidated Real Estate Entities

Through our Ventas Investment Management Platform, which consolidates our extensive third-party capital ventures under a single brand and umbrella, we partner with third-party institutional investors to invest with us in healthcare real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner. Below is a summary of our investments in unconsolidated real estate entities as of March 31, 2021 and December 31, 2020, respectively:

	Ownership As of (1)		Carrying Amount As of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
			(In thousands)
Investment in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	21.1%	22.9%	$278,063	$279,983
Pension Fund Joint Venture	22.8%	22.8%	32,808	34,690
Research & Innovation Development Joint Venture	50.5%	50.3%	155,030	123,445
Ventas Investment Management Platform			465,901	438,118
All other(2)	34.0%-50.0%	34.0%-50.0%	5,342	5,570
Total investments in unconsolidated real estate entities			$471,243	$443,688

(1) The entities in which we have an ownership interest may have less than a 100% interest in the underlying real estate. The ownership percentages in the table reflect our interest in the underlying real estate. Joint venture members, including us in some instances, have equity participation rights based on the underlying performance of the investments which could result in non pro rata distributions.

(2) Includes investments in land parcels, parking structures and other de minimis investments in unconsolidated real estate entities.

In March 2021, the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Ventas Fund”) acquired two Class-A life science properties in the Baltimore-DC life science cluster for $272 million, which increased assets under management of the Ventas Fund to $2.1 billion.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $2.7 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7—INTANGIBLES

The following is a summary of our intangibles:

	As of March 31, 2021		As of December 31, 2020
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$138,469	6.3	$140,096	6.4
In-place and other lease intangibles	1,073,794	10.8	1,090,790	10.7
Goodwill	1,051,780	N/A	1,051,650	N/A
Other intangibles	35,893	9.8	35,870	10.0
Accumulated amortization	(940,053)	N/A	(941,462)	N/A
Net intangible assets	$1,359,883	10.4	$1,376,944	10.3
Intangible liabilities:
Below market lease intangibles	$337,902	14.2	$339,265	14.3
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(215,001)	N/A	(212,655)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$139,967	14.2	$143,676	14.3

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

NOTE 8—OTHER ASSETS

The following is a summary of our other assets:

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Straight-line rent receivables	$173,166	$169,711
Non-mortgage loans receivable, net	57,263	57,077
Stock warrants	71,099	50,098
Marketable debt securities	217,324	237,553
Other intangibles, net	4,545	4,659
Investment in unconsolidated operating entities	65,657	63,768
Other	221,706	224,363
Total other assets	$810,760	$807,229

Stock warrants represent warrants exercisable at any time prior to December 31, 2025, in whole or in part, for 16.3 million shares of Brookdale Senior Living common stock at an exercise price of $3.00 per share. These warrants are measured at fair value with changes in fair value being recognized within other expense in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt:

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Unsecured revolving credit facility (1)	$44,799	$39,395
Commercial paper notes	215,000	—
Secured revolving construction credit facility due 2022	154,281	154,098
Floating Rate Senior Notes, Series F due 2021 (2)	238,892	235,664
3.25% Senior Notes due 2022	263,687	263,687
3.30% Senior Notes, Series C due 2022 (2)	199,076	196,386
Unsecured term loan due 2023	200,000	200,000
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	—	400,000
2.55% Senior Notes, Series D due 2023 (2)	218,984	216,025
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	199,076	196,386
2.80% Senior Notes, Series E due 2024 (2)	477,783	471,328
Unsecured term loan due 2025 (2)	398,152	392,773
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,115,211	2,092,106
Total	11,850,164	11,983,071
Deferred financing costs, net	(72,903)	(68,343)
Unamortized fair value adjustment	11,843	12,618
Unamortized discounts	(29,805)	(31,934)
Senior notes payable and other debt	$11,759,299	$11,895,412

(1)As of March 31, 2021 and December 31, 2020, respectively, $17.9 million and $12.2 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $26.9 million and $27.2 million were denominated in British pounds as of March 31, 2021 and December 31, 2020, respectively.
(2)Canadian Dollar debt obligations shown in US Dollars.
(3)Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2023 and 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Credit Facilities, Commercial Paper and Unsecured Term Loans

In January 2021, we entered into an amended and restated unsecured credit facility (the “New Credit Facility”) comprised of a $2.75 billion unsecured revolving credit facility initially priced at LIBOR plus 0.825% based on the Company’s debt rating. The New Credit Facility replaced our previous $3.0 billion unsecured revolving credit facility priced at 0.875%. The New Credit Facility matures in January 2025, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The New Credit Facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions.

As of March 31, 2021, we had $2.7 billion of undrawn capacity on our New Credit Facility with $44.8 million outstanding and an additional $24.9 million restricted to support outstanding letters of credit. We limit our use of the New Credit Facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding, which as of March 31, 2021 we had $0.2 billion of commercial paper outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2021, we had $215.0 million in borrowings outstanding under our commercial paper program.

As of March 31, 2021, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of March 31, 2021, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

As of March 31, 2021, we had a $400.0 million secured revolving construction credit facility with $154.3 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of life science, research and innovation centers and other construction projects.

Senior Notes

In February 2021, Ventas Realty issued a make whole redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, resulting in a loss on extinguishment of debt of $27.3 million for the three months ended March 31, 2021. The redemption settled principally using cash on hand.

As of March 31, 2021, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2021	$504,019	$215,000	$35,189	$754,208
2022	1,092,983	—	39,422	1,132,405
2023	1,214,424	—	25,514	1,239,938
2024	1,625,735	—	19,235	1,644,970
2025	1,626,128	44,799	15,518	1,686,445
Thereafter	5,297,089	—	95,109	5,392,198
Total maturities	$11,360,378	$259,799	$229,987	$11,850,164

(1)At March 31, 2021, we had $90.1 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $169.7 million of unrestricted cash and cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$169,661	$169,661	$413,327	$413,327
Escrow deposits and restricted cash	40,551	40,551	38,313	38,313
Stock warrants	71,099	71,099	50,098	50,098
Secured mortgage loans and other, net	555,410	533,580	555,840	508,707
Non-mortgage loans receivable, net	57,263	57,452	57,077	57,009
Marketable debt securities	217,324	217,324	237,553	237,553
Government-sponsored pooled loan investments, net	59,627	59,627	49,727	49,727
Derivative instruments	224	224	2	2
Liabilities:
Senior notes payable and other debt, gross	11,850,164	12,571,336	11,983,071	13,075,337
Derivative instruments	19,535	19,535	28,338	28,338
Redeemable OP Units	157,570	157,570	145,983	145,983

For a discussion of the assumptions considered, refer to “Note 2 – Accounting Policies.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

NOTE 11—LITIGATION

From time to time, we are party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practice claims and employment claims, as well as regulatory proceedings, including proceedings related to our senior living operations, where we are typically the holder of the applicable healthcare license. In certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our tenants, operators, managers or other third parties against, or may otherwise be responsible for, such actions, proceedings or claims. In other circumstances, certain of our tenants, operators, managers or other third parties may be obligated to indemnify, defend and hold us harmless in whole or in part with respect to certain actions, legal or regulatory proceedings. We cannot assure you that these third parties will be able to satisfy their defense and indemnification obligations to us. Claims to which we are subject or for which we are otherwise responsible may not be fully insured and some may allege large damage amounts.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the three months ended March 31, 2021, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provisions for income taxes for the three months ended March 31, 2021 and 2020 were an expense of $2.2 million and a benefit of $149.0 million, respectively. The income tax expense for the three months ended March 31, 2021 was primarily due to a $2.8 million net deferred tax expense related to an internal restructuring of certain US taxable REIT subsidiaries. The expense resulted from the transfer of assets subject to certain deferred tax assets from taxable REIT subsidiaries to the REIT in a tax-free transaction. The income tax benefit for the three months ended March 31, 2020 was primarily due to a $152.9 million net deferred tax benefit related to an internal restructuring of certain U.S. taxable REIT subsidiaries.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $65.8 million and $62.6 million as of March 31, 2021 and December 31, 2020, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $11.6 million and $10.0 million as of March 31, 2021 and December 31, 2020, respectively, and related primarily to loss carryforwards.

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

NOTE 13—STOCKHOLDERS' EQUITY

Capital Stock

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”).  As of March 31, 2021, we have $744.1 million remaining under our existing ATM program. During the three months ended March 31, 2021, we sold 0.2 million shares of our common stock under our ATM program for gross proceeds of $57.22 per share.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss:

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Foreign currency translation	$(53,563)	$(51,947)
Available for sale securities	21,095	25,712
Derivative instruments	(20,029)	(28,119)
Total accumulated other comprehensive loss	$(52,497)	$(54,354)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(55,398)	$474,730
Net (loss) income	(55,398)	474,730
Net income attributable to noncontrolling interests	1,811	1,613
Net (loss) income attributable to common stockholders	$(57,209)	$473,117
Denominator:
Denominator for basic earnings per share—weighted average shares	374,669	372,829
Effect of dilutive securities:
Stock options	16	19
Restricted stock awards	282	188
OP unitholder interests	2,955	2,961
Denominator for diluted earnings per share—adjusted weighted average shares	377,922	375,997
Basic earnings per share:
(Loss) income from continuing operations	$(0.15)	$1.27
Net (loss) income attributable to common stockholders	(0.15)	1.27
Diluted earnings per share:(1)
(Loss) income from continuing operations	$(0.15)	$1.26
Net (loss) income attributable to common stockholders	(0.15)	1.26

(1) Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

NOTE 15—SEGMENT INFORMATION

As of March 31, 2021, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Summary information by reportable business segment is as follows:

	For the Three Months Ended March 31, 2021
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$159,885	$—	$197,455	$—	$357,340
Resident fees and services	—	528,650	—	—	528,650
Office building and other services revenue	—	—	2,345	2,605	4,950
Income from loans and investments	—	—	—	19,010	19,010
Interest and other income	—	—	—	341	341
Total revenues	$159,885	$528,650	$199,800	$21,956	$910,291

Total revenues	$159,885	$528,650	$199,800	$21,956	$910,291
Less:
Interest and other income	—	—	—	341	341
Property-level operating expenses	4,825	417,829	63,946	—	486,600
Office building services costs	—	—	618	—	618
Segment NOI	$155,060	$110,821	$135,236	$21,615	422,732
Interest and other income					341
Interest expense					(110,767)
Depreciation and amortization					(314,148)
General, administrative and professional fees					(40,309)
Loss on extinguishment of debt, net					(27,090)
Merger-related expenses and deal costs					(4,617)
Allowance on loans receivable and investments					8,902
Other					9,428
Loss from unconsolidated entities					(250)
Gain on real estate dispositions					2,533
Income tax expense					(2,153)
Loss from continuing operations					(55,398)
Net loss					(55,398)
Net income attributable to noncontrolling interests					1,811
Net loss attributable to common stockholders					$(57,209)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended March 31, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$194,862	$—	$208,395	$—	$403,257
Resident fees and services	—	576,770	—	—	576,770
Office building and other services revenue	—	—	2,174	954	3,128
Income from loans and investments	—	—	—	24,046	24,046
Interest and other income	—	—	—	4,853	4,853
Total revenues	$194,862	$576,770	$210,569	$29,853	$1,012,054

Total revenues	$194,862	$576,770	$210,569	$29,853	$1,012,054
Less:
Interest and other income	—	—	—	4,853	4,853
Property-level operating expenses	6,331	410,131	64,506	—	480,968
Office building services costs	—	—	727	—	727
Segment NOI	$188,531	$166,639	$145,336	$25,000	525,506
Interest and other income					4,853
Interest expense					(116,696)
Depreciation and amortization					(248,837)
General, administrative and professional fees					(40,460)
Merger-related expenses and deal costs					(8,218)
Other					(5,783)
Loss from unconsolidated entities					(10,876)
Gain on real estate dispositions					226,225
Income tax benefit					149,016
Income from continuing operations					474,730
Net income					474,730
Net income attributable to noncontrolling interests					1,613
Net income attributable to common stockholders					$473,117

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Capital expenditures:
Triple-net leased properties	$8,218	$7,685
Senior living operating properties	48,717	51,884
Office properties	31,547	140,988
Total capital expenditures	$88,482	$200,557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenues:
United States	$797,768	$908,193
Canada	105,033	96,970
United Kingdom	7,490	6,891
Total revenues	$910,291	$1,012,054

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Net real estate property:
United States	$17,032,537	$17,303,816
Canada	3,028,035	2,983,924
United Kingdom	261,189	262,295
Total net real estate property	$20,321,761	$20,550,035

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in Item 2 of this Quarterly Report on Form 10-Q refer to Ventas, Inc. and its consolidated subsidiaries.

Cautionary Statements

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, among others, statements of expectations, beliefs, future plans and strategies, anticipated results from operations and developments and other matters that are not historical facts. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. The forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below and in “Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) the impact of the ongoing COVID-19 pandemic on our revenue, level of profitability, liquidity and overall risk exposure and the implementation and impact of regulations related to the CARES Act and other stimulus legislation and any future COVID-19 relief measures; (b) our exposure and the exposure of our tenants, borrowers and managers to complex healthcare and other regulation and the challenges and expense associated with complying with such regulation; (c) the potential for significant general and commercial claims, legal actions, regulatory proceedings or enforcement actions that could subject us or our tenants, borrowers or managers to increased operating costs and uninsured liabilities; (d) the impact of market and general economic conditions, including economic and financial market events, or events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public capital markets; (e) our ability, and the ability of our tenants, borrowers and managers, to navigate the trends impacting our or their businesses and the industries in which we or they operate; (f) the risk of bankruptcy, insolvency or financial deterioration of our tenants, borrowers, managers and other obligors and our ability to foreclose successfully on the collateral securing our loans and other investments in the event of a borrower default; (g) our ability to identify and consummate future investments in or dispositions of healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles; (h) our ability to attract and retain talented employees; (i) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply; (j) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, borrowers or managers; (k) increases in the Company’s borrowing costs as a result of becoming more leveraged or as a result of changes in interest rates and phasing out of LIBOR rates; (l) our reliance on third parties to operate a majority of our assets and our limited control and influence over such operations and results; (m) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (n) the adequacy of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (o) the occurrence of cyber incidents that could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation; (p) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, borrowers or managers; and (q) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change.

Many of these factors are beyond our control and the control of our management.

Note Regarding Third-Party Information

This Quarterly Report includes information that has been derived from SEC filings made by our publicly listed tenants or other publicly available information or was provided to us by our tenants and managers. We believe that such information is accurate and that the sources from which it has been obtained are reliable; however, we cannot guarantee the accuracy of such information and have not independently verified the assumptions on which such information is based.

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing, life science, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2021, we owned or had investments in approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems, which we generally refer to as “healthcare real estate.” Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with an additional corporate office in Louisville, Kentucky.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 15 – Segment Information,” included in Item 1 of this Quarterly Report on Form 10-Q. Our senior housing properties are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our senior living operations reportable business segment.

As of March 31, 2021, we leased a total of 358 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 12 properties and 32 properties, respectively, as of March 31, 2021.

As of March 31, 2021, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 448 senior housing communities in our senior living operations segment for us.

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

During fiscal 2020 and continuing into fiscal 2021, our business has been, and is expected to continue to be, negatively impacted by the COVID-19 pandemic and actions taken to prevent its spread. The trajectory and future impact of the COVID-19 pandemic remain highly uncertain, although emerging positive SHOP trends in the United States, if sustained, would improve performance over time. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the speed at which available vaccines can be successfully deployed; the rate of acceptance of available vaccines, particularly among the residents and staff in our senior housing communities; the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of ongoing government financial support to our business, tenants and operators and the slope and pace of recovery of our senior housing business and the U.S. economy more generally. Due to these uncertainties, we are not able at this time to estimate the continuing impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

First Quarter 2021 Highlights

Investments and Dispositions

•During the three months ended March 31, 2021, we received aggregate proceeds of $16.5 million for the redemption or sale of marketable debt securities, resulting in total gains of $1.0 million. These securities had a weighted average interest rate of 8.3% and were due to mature between 2024 and 2026

•During the three months ended March 31, 2021, we reversed an $8.8 million allowance on certain government-sponsored pooled loan investments. In April 2021, we received $19.2 million in full repayment of this previously reserved investment.

•During the three months ended March 31, 2021, we sold three properties for aggregate consideration of $8.1 million and we recognized gains on the sale of these assets of $2.5 million.

Liquidity and Capital

•In February 2021, Ventas Realty Limited Partnership (“Ventas Realty”) issued a make whole redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, resulting in a loss on extinguishment of debt of $27.3 million for the three months ended March 31, 2021. The redemption settled in March, principally using cash on hand.

•In January 2021, we entered into an unsecured credit facility comprised of a $2.75 billion unsecured revolving credit facility priced at LIBOR plus 0.825%, which replaced our previous $3.0 billion unsecured revolving credit facility priced at 0.875%. The new unsecured revolving credit facility matures in January 2025, but may be extended at our option, subject to the satisfaction of certain conditions, for an additional year. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions.

•For the three months ended March 31, 2021, we sold an aggregate of 0.2 million shares of common stock under our “at-the-market” equity offering program (“ATM program”) for gross proceeds of $57.22 per share.

Other Items

•In March 2021, the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Ventas Fund”) acquired two Class-A life science properties in the Baltimore-DC life science cluster for $272 million, which increased the Ventas Fund’s assets under management to $2.1 billion.

•In the first quarter of 2021, we received $13.6 million in grants in connection with our Phase 3 applications to the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our senior living operations segment to partially mitigate losses attributable to COVID-19.

•During the three months ended March 31, 2021, we recognized $5.2 million of expenses relating to winter storms.

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

	As of March 31, 2021	As of December 31, 2020
Investment mix by asset type(1):
Senior housing communities	64.6%	63.5%
MOBs	18.5	19.7
Life science, research and innovation centers	7.1	7.1
Health systems	5.3	5.2
IRFs and LTACs	1.7	1.7
Skilled nursing facilities (“SNFs”)	0.7	0.7
Secured loans receivable and investments, net	2.1	2.1
Investment mix by tenant, operator and manager(1):
Atria	21.0%	20.8%
Sunrise	10.6	10.4
Brookdale Senior Living	8.3	8.2
Ardent	5.0	4.9
Kindred	1.1	1.1
All other	54.0	54.6

(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended March 31,
	2021	2020
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	58.3%	57.0%
Brookdale Senior Living(2)	4.1	4.6
Ardent	3.5	3.0
Kindred	3.6	3.2
All others	30.5	32.2
Adjusted EBITDA:
Senior living operations	27.7%	33.1%
Brookdale Senior Living(2)	9.2	9.3
Ardent	7.8	6.1
Kindred	8.2	6.5
All others	47.1	45.0
Net operating income (“NOI”):
Senior living operations	26.6%	31.7%
Brookdale Senior Living(2)	8.8	8.8
Ardent	7.5	5.8
Kindred	7.8	6.2
All others	49.3	47.5
Operations mix by geographic location(3):
California	15.4%	15.3%
New York	7.7	8.6
Texas	6.0	5.7
Pennsylvania	4.6	4.7
Illinois	3.9	4.1
All others	62.3	61.6

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

Triple-Net Lease Performance and Expirations

Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the three months ended March 31, 2021, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Our 2020 Annual Report, contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2021. Please refer to “Note 2 – Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting standards.

Results of Operations

As of March 31, 2021, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. For further information regarding our reportable business segments and a discussion of our definition of segment NOI, see “Note 15 – Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Three Months Ended March 31, 2021 and 2020

The table below shows our results of operations for the three months ended March 31, 2021 and 2020 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended March 31,		(Decrease) Increase to Net Income
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$155,060	$188,531	$(33,471)	(17.8)%
Senior living operations	110,821	166,639	(55,818)	(33.5)
Office operations	135,236	145,336	(10,100)	(6.9)
All other	21,615	25,000	(3,385)	(13.5)
Total segment NOI	422,732	525,506	(102,774)	(19.6)
Interest and other income	341	4,853	(4,512)	(93.0)
Interest expense	(110,767)	(116,696)	5,929	5.1
Depreciation and amortization	(314,148)	(248,837)	(65,311)	(26.2)
General, administrative and professional fees	(40,309)	(40,460)	151	0.4
Loss on extinguishment of debt, net	(27,090)	—	(27,090)	nm
Merger-related expenses and deal costs	(4,617)	(8,218)	3,601	43.8
Allowance on loans receivable and investments	8,902	—	8,902	nm
Other	9,428	(5,783)	15,211	nm
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(55,528)	110,365	(165,893)	nm
Loss from unconsolidated entities	(250)	(10,876)	10,626	97.7
Gain on real estate dispositions	2,533	226,225	(223,692)	(98.9)
Income tax (expense) benefit	(2,153)	149,016	(151,169)	nm
(Loss) income from continuing operations	(55,398)	474,730	(530,128)	nm
Net (loss) income	(55,398)	474,730	(530,128)	nm
Net income attributable to noncontrolling interests	1,811	1,613	(198)	(12.3)
Net (loss) income attributable to common stockholders	$(57,209)	$473,117	(530,326)	nm

nm - not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of March 31, 2021.

	For the Three Months Ended March 31,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$159,885	$194,862	$(34,977)	(17.9)%
Less: Property-level operating expenses	(4,825)	(6,331)	1,506	23.8
Segment NOI	$155,060	$188,531	(33,471)	(17.8)

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

The segment NOI decrease in our triple-net leased portfolio was primarily driven by a $20.0 million reduction from the transition of communities from our triple-net portfolio including the removal of 26 Holiday communities at the start of the second quarter 2020, $8.9 million for lower rental income on the Brookdale lease that was modified at the start of the third quarter of 2020 and $4.3 million for rental income from communities sold during 2020.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2021 and 2020 for the fourth quarter of 2020 and 2019, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at March 31, 2021	Average Occupancy for the Three Months Ended December 31, 2020	Number of Properties Owned at March 31, 2020	Average Occupancy for the Three Months Ended December 31, 2019
Senior housing communities	284	79.2%	329	86.2%
SNFs	16	79.7	16	87.6
IRFs and LTACs	35	57.2	36	51.5

The following table compares results of operations for our 355 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended March 31,		Decrease to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$158,470	$167,910	$(9,440)	(5.6)%
Less: Property-level operating expenses	(4,812)	(4,130)	(682)	(16.5)
Segment NOI	$153,658	$163,780	(10,122)	(6.2)

The segment NOI decrease in our same-store triple net leased portfolio was primarily driven by $8.9 million in lower rental income from the Brookdale lease modification at the start of the third quarter of 2020 and lower rental income in 2021 on leases whereby rental income is no longer recognized on a straight-line basis, partially offset by rent increases due to contractual escalations pursuant to the terms of our leases.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2021. For senior housing communities in our senior living operations reportable business segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period.

	For the Three Months Ended March 31,		Decrease to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$528,650	$576,770	$(48,120)	(8.3)%
Less: Property-level operating expenses	(417,829)	(410,131)	(7,698)	(1.9)
Segment NOI	$110,821	$166,639	(55,818)	(33.5)

	Number of Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Total communities	439	400	76.3%	86.6%	$4,649	$5,056

Resident fees and services include all amounts earned from residents at our senior housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.

The segment NOI decrease in our senior living operating portfolio was primarily driven by lower occupancy and increased net operating costs resulting from the COVID-19 pandemic. Operating costs were partially mitigated by the receipt of $13.6 million of HHS grants during the first quarter of 2021. This is partially offset by the transition of 26 independent living assets at the start of the second quarter 2020, operated by Holiday from our triple-net portfolio to our senior living operating portfolio.

The following table compares results of operations for our 389 same-store senior living operating communities.

	For the Three Months Ended March 31,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$478,479	$569,564	$(91,085)	(16.0)%
Less: Property-level operating expenses	(381,861)	(401,518)	19,657	4.9
Segment NOI	$96,618	$168,046	(71,428)	(42.5)

	Number of Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Same-store communities	389	389	76.5%	86.9%	$4,922	$5,157

The segment NOI decrease in our same-store senior living operating portfolio was primarily driven by lower occupancy resulting from the COVID-19 pandemic. This is partially offset by lower operating costs as a result of the receipt of $13.2 million of HHS grants in the first quarter of 2021, which partially mitigate COVID-19 losses incurred by our SHOP communities.

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2021. For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended March 31,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$197,455	$208,395	$(10,940)	(5.2)%
Office building services costs	2,345	2,174	171	7.9
Total revenues	199,800	210,569	(10,769)	(5.1)
Less:
Property-level operating expenses	(63,946)	(64,506)	560	0.9
Office building services costs	(618)	(727)	109	15.0
Segment NOI	$135,236	$145,336	(10,100)	(6.9)

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Total office buildings	373	377	89.3%	90.2%	$34	$34

The office segment NOI decrease was primarily driven by assets sold in the first quarter of 2020 and business interruption proceeds received in the first quarter of 2020, partially offset by active leasing at recently developed properties, continued tenant retention and contractual rent increases.

The following table compares results of operations for our 347 same-store office buildings.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$185,936	$184,738	$1,198	0.6%
Less: Property-level operating expenses	(59,337)	(57,784)	(1,553)	(2.7)
Segment NOI	$126,599	$126,954	(355)	(0.3)

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Same-store office buildings	347	347	91.3%	91.5%	$34	$34

Same-store operations decreased slightly in the first quarter of 2021 over the same period in 2020 due to lower real estate tax subsidies in the first quarter of 2021 compared to the same period in 2020, partially offset by continued tenant retention and contractual rent escalators.

All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $3.4 million decrease in all other segment NOI for the three months ended March 31, 2021 over the same period in 2020 is primarily due to lower income from loans receivable investments due to lower interest rates on floating rate loans and first quarter 2020 payoffs, partially offset by increased management fees received from our unconsolidated real estate entities.

Interest and Other Income

The $4.5 million decrease in interest and other income is primarily due to first quarter 2020 reduction of a liability related to an acquisition.

Interest Expense

The $5.9 million decrease in total interest expense for the three months ended March 31, 2021 compared to the same period in 2020 is primarily due to lower debt balances. Our weighted average effective interest rate was 3.6% for both the three months ended March 31, 2021 and 2020. Capitalized interest for the three months ended March 31, 2021 and 2020 was $3.1 million and $2.9 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $65.3 million during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to $78.5 million of impairments recognized in the first quarter of 2021 as compared to $12.2 million of impairment in the first quarter of 2020.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net for the three months ended March 31, 2021 was primarily due to the make whole redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023.

Merger-Related Expenses and Deal Costs

The $3.6 million decrease in merger-related expenses and deal costs is primarily attributable to severance related charges and captive insurance organizational costs incurred in 2020.

Allowance on Loans Receivable and Investments

The allowance on loans receivable and investments for the three months ended March 31, 2021 was due to a change in our estimate of credit losses and the corresponding reversal of allowances as of March 31, 2021.

Other

The $15.2 million change in other expenses is primarily due to a $21.0 million increase in the fair value of Brookdale stock warrants during the first quarter of 2021, partially offset by expenses relating to winter storms during the first quarter of 2021.

Loss from Unconsolidated Entities

The $10.6 million decrease in the loss from unconsolidated entities is primarily due to our share of a non-cash tax expense in the first quarter of 2020 from one of our unconsolidated operating entities.

Gain on Real Estate Dispositions

The $223.7 million decrease in gain on real estate dispositions is primarily due to our sale of six properties for a gain in the first quarter of 2020.

Income Tax (Expense) Benefit

The $151.2 million change from income tax benefit to an income tax expense for the three months ended March 31, 2021 compared to the same period in 2020 is primarily due to a $152.9 million deferred tax benefit related to the internal restructuring of certain U.S. taxable REIT subsidiaries completed within the first quarter of 2020.

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

The following table summarizes our FFO and normalized FFO for the three months ended March 31, 2021 and 2020. The decrease in normalized FFO for the three months ended March 31, 2021 over the same period in 2020 is principally due to the impact of COVID-19 on our senior housing business, lower rental income from our triple-net lease with Brookdale Senior Living, and the impact of our contribution of six properties to the Ventas Fund in the first quarter of 2020, partially offset by a decrease in interest expense.

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net (loss) income attributable to common stockholders	$(57,209)	$473,117
Adjustments:
Real estate depreciation and amortization	312,869	247,330
Real estate depreciation related to noncontrolling interests	(4,618)	(3,843)
Real estate depreciation related to unconsolidated entities	4,018	561
Loss on real estate dispositions related to noncontrolling interests	—	(6)
Gain on real estate dispositions	(2,533)	(226,225)
FFO attributable to common stockholders	252,527	490,934
Adjustments:
Change in fair value of financial instruments	(21,008)	(10)
Non-cash income tax expense (benefit)	1,344	(140,895)
Loss on extinguishment of debt, net	27,090	—
(Gain) loss on non-real estate dispositions related to unconsolidated entities	(21)	239
Merger-related expenses, deal costs and re-audit costs	5,360	8,773
Amortization of other intangibles	116	118
Other items related to unconsolidated entities	101	(875)
Non-cash impact of changes to equity plan	8,741	6,895
Natural disaster expenses, net	5,127	941
Allowance on loan investments, net of noncontrolling interests	(8,900)	—
Normalized FFO attributable to common stockholders	$270,477	$366,120

Adjusted EBITDA

We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense, asset impairment and valuation allowances), excluding gains or losses on extinguishment of debt, our partners’ share of EBITDA of consolidated entities, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on remeasurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses, net expenses or recoveries related to natural disasters and non-cash charges related to leases, and including Ventas’ share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of net income attributable to common stockholders to Adjusted EBITDA:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net (loss) income attributable to common stockholders	$(57,209)	$473,117
Adjustments:
Interest	110,767	116,696
Loss on extinguishment of debt, net	27,090	—
Taxes (including tax amounts in general, administrative and professional fees)	3,436	(147,707)
Depreciation and amortization	314,148	248,837
Non-cash stock-based compensation expense	16,072	10,514
Merger-related expenses, deal costs and re-audit costs	4,617	8,218
Net income attributable to noncontrolling interests, adjusted for partners’ share of consolidated entity EBITDA	(6,775)	(6,098)
Loss from unconsolidated entities, adjusted for Ventas share of EBITDA from unconsolidated entities	16,707	17,733
Gain on real estate dispositions	(2,533)	(226,225)
Unrealized foreign currency loss (gain)	70	(73)
Change in fair value of financial instruments	(21,006)	(9)
Natural disaster expenses, net	5,174	783
Allowance on loan investments, net of noncontrolling interests	(8,900)	—
Adjusted EBITDA	$401,658	$495,786

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

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net (loss) income attributable to common stockholders	$(57,209)	$473,117
Adjustments:
Interest and other income	(341)	(4,853)
Interest expense	110,767	116,696
Depreciation and amortization	314,148	248,837
General, administrative and professional fees	40,309	40,460
Loss on extinguishment of debt, net	27,090	—
Merger-related expenses and deal costs	4,617	8,218
Allowance on loans receivable and investments	(8,902)	—
Other	(9,428)	5,783
Net income attributable to noncontrolling interests	1,811	1,613
Loss from unconsolidated entities	250	10,876
Income tax expense (benefit)	2,153	(149,016)
Gain on real estate dispositions	(2,533)	(226,225)
NOI	$422,732	$525,506

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

Newly acquired development properties and recently developed or redeveloped properties in our senior living operations segment will be included in same-store once they are stabilized for the full period in both periods presented. These properties are considered stabilized upon the earlier of (a) the achievement of 80% sustained occupancy or (b) 24 months from the date of acquisition or substantial completion of work. Recently developed or redeveloped properties in our office operations and triple-net leased properties segments will be included in same-store once substantial completion of work has occurred for the full period in both periods presented. Our senior living operations and triple-net leased properties that have undergone operator or business model transitions will be included in same-store once operating under consistent operating structures for the full period in both periods presented.

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

Liquidity and Capital Resources

During the three months ended March 31, 2021, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, and proceeds from asset sales.

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

See “Note 9 – Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our significant financing activities.

Credit Facilities, Commercial Paper and Unsecured Term Loans

In January 2021, we entered into an amended and restated unsecured credit facility (the “New Credit Facility”) comprised of a $2.75 billion unsecured revolving credit facility initially priced at LIBOR plus 0.825% based on the Company’s debt rating. The New Credit Facility replaced our previous $3.0 billion unsecured revolving credit facility priced at 0.875%. The New Credit Facility matures in January 2025, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The New Credit Facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions.

As of March 31, 2021, we had $2.7 billion of undrawn capacity on our New Credit Facility with $44.8 million outstanding and an additional $24.9 million restricted to support outstanding letters of credit. We limit our use of the New Credit Facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding, which as of March 31, 2021 we had $0.2 billion of commercial paper outstanding.

Our wholly owned subsidiary, Ventas Realty, may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2021, we had $215.0 million of borrowings outstanding under our commercial paper program.

As of March 31, 2021, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of March 31, 2021, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

As of March 31, 2021, we had a $400.0 million secured revolving construction credit facility with $154.3 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of life science, research and innovation centers and other construction projects.

Senior Notes

In February 2021, Ventas Realty issued a make whole redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, resulting in a loss on extinguishment of debt of $27.3 million for the three months ended March 31, 2021. The redemption settled in March 2021, principally using cash on hand.

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

Equity Offerings

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). During the three months ended March 31, 2021, we sold 0.2 million shares of common stock under our ATM program for gross proceeds of $57.22 per share. As of March 31, 2021, $744.1 million of our common stock remained available for sale under our ATM program.

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

Dividends

During the three months ended March 31, 2021, we declared a dividend of $0.45 per share of our common stock. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2021.

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

Cash Flows

The following table sets forth our sources and uses of cash flows:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2021	2020	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$451,640	$146,102	$305,538	nm
Net cash provided by operating activities	237,593	314,452	(76,859)	(24.4)%
Net cash (used in) provided by investing activities	(102,612)	517,181	(619,793)	nm
Net cash (used in) provided by financing activities	(377,067)	1,911,300	(2,288,367)	nm
Effect of foreign currency translation	658	(2,776)	3,434	nm
Cash, cash equivalents and restricted cash at end of period	$210,212	$2,886,259	(2,676,047)	nm

nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities decreased $76.9 million during the three months ended March 31, 2021 over the same period in 2020 due primarily to the impact of COVID-19 on our senior housing business, lower rental income from our triple-net lease with Brookdale Senior Living, and the impact of our sale of properties in the first quarter of 2020, partially offset by a decrease in interest expense.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $0.6 billion during the three months ended March 31, 2021 over the same period in 2020 primarily due to fewer proceeds from real estate dispositions and loan repayments.

Cash Flows from Financing Activities

Cash flows from financing activities decreased $2.3 billion during the three months ended March 31, 2021 over the same period in 2020 primarily due to higher debt borrowings under revolving credit facilities and commercial paper, net of repayments, in the first quarter 2020, the March 2021 redemption of $400.0 million senior notes due 2023, partially offset by lower dividends to common stockholders.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of March 31, 2021, we had 13 properties under development pursuant to these agreements, including three properties that are owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Contractual Obligations

During the three months ended March 31, 2021, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in Note 6 – Investments In Unconsolidated Entities. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 9 – Senior Notes Payable And Other Debt to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at March 31, 2021, we had $24.9 million outstanding letter of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above under “Contractual Obligations.”

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

The following summarizes our guarantor and issuer balance sheet and statement of income information as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and the year ended December 31, 2020.

Balance Sheet Information

	As of March 31, 2021
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$16,564,893	$2,728,041
Total assets	16,714,666	2,843,081
Liabilities and equity
Intercompany loans	10,643,999	(4,249,765)
Total liabilities	10,850,387	3,648,187
Redeemable OP unitholder and noncontrolling interests	87,235	—
Total equity (deficit)	5,777,044	(805,106)
Total liabilities and equity	16,714,666	2,843,081

Balance Sheet Information

	As of December 31, 2020
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$16,576,278	$2,727,931
Total assets	16,937,149	2,844,339
Liabilities and equity
Intercompany loans	10,691,626	(4,532,350)
Total liabilities	10,918,320	3,577,009
Redeemable OP unitholder and noncontrolling interests	89,669	—
Total equity (deficit)	5,929,161	(732,670)
Total liabilities and equity	16,937,149	2,844,339

Statement of Income Information

	For the Three Months Ended March 31, 2021
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$(59,110)	$—
Total revenues	(57,550)	35,836
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(56,760)	(74,246)
Net loss	(57,209)	(74,246)
Net loss attributable to common stockholders	(57,209)	(74,246)

Statement of Income Information

	For the Year Ended December 31, 2020
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$469,311	$—
Total revenues	474,392	143,259
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	440,210	(215,406)
Net income (loss)	439,149	(202,845)
Net income (loss) attributable to common stockholders	439,149	(202,845)

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

As of March 31, 2021 and December 31, 2020, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $591.0 million and $565.7 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Gross book value	$10,074,085	$10,458,262
Fair value	10,815,619	11,550,236
Fair value reflecting change in interest rates:
-100 basis points	11,418,782	12,204,507
+100 basis points	10,273,544	10,951,483

The decrease in our fixed rate debt from December 31, 2020 to March 31, 2021 was due primarily to the make whole redemption of $400.0 million of senior notes due in 2023.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of March 31, 2021	As of December 31, 2020	As of March 31, 2020
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$8,483,829	$8,869,036	$8,503,244
Unsecured term loans	200,000	200,000	200,000
Secured revolving construction credit facility	—	—	152,427
Mortgage loans and other	1,390,256	1,389,227	1,324,682
Variable rate:
Senior notes	238,892	235,664	213,386
Unsecured revolving credit facility	44,799	39,395	2,888,159
Unsecured term loans	398,152	392,773	355,644
Commercial paper notes	215,000	—	—
Secured revolving construction credit facility	154,281	154,098	—
Mortgage loans and other	724,955	702,878	619,227
Total	$11,850,164	$11,983,071	$14,256,769
Percentage of total debt:
Fixed rate:
Senior notes	71.6%	73.9%	59.6%
Unsecured term loans	1.7	1.7	1.4
Secured revolving construction credit facility	—	—	1.1
Mortgage loans and other	11.7	11.6	9.3
Variable rate:
Senior notes	2.0	2.0	1.5
Unsecured revolving credit facility	0.4	0.3	20.3
Unsecured term loans	3.4	3.3	2.5
Commercial paper notes	1.8	—	—
Secured revolving construction credit facility	1.3	1.3	—
Mortgage loans and other	6.1	5.9	4.3
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.8%	3.7%	3.7%
Unsecured term loans	3.6	3.6	2.0
Secured revolving construction credit facility	—	—	4.5
Mortgage loans and other	3.5	3.5	3.7
Variable rate:
Senior notes	1.0	1.0	2.5
Unsecured revolving credit facility	1.0	1.0	1.5
Unsecured term loans	1.3	1.4	2.6
Commercial paper notes	0.2	—	—
Secured revolving construction credit facility	1.9	1.9	—
Mortgage loans and other	1.9	1.9	3.8
Total	3.4	3.4	3.2

The variable rate debt in the table above reflects, in part, the effect of $146.7 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $305.3 million and C$144.9 million notional amount of interest rate swaps with maturities ranging from January 2023 to December 2029 in each case that effectively convert variable rate debt to fixed rate debt.

The increase in our outstanding variable rate debt at March 31, 2021 compared to December 31, 2020 is primarily attributable to borrowings under our commercial paper program.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of March 31, 2021, interest expense on an annualized basis would increase by approximately $17.1 million, or $0.05 per diluted common share.

As of March 31, 2021 and December 31, 2020, our joint venture partners’ aggregate share of total debt was $275.1 million and $271.6 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated real estate entities, which was $252.5 million and $213.0 million as of March 31, 2021 and December 31, 2020, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2021 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the three months ended March 31, 2021 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2021, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of 2021 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in “Note 11 – Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2020 Annual Report.

ITEM 1A.    RISK FACTORS

In the first quarter of 2021 there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2020 Annual Report. However, the risks and uncertainties that we face are not limited to those set forth in the 2020 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended March 31, 2021.

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31	15,325	$49.13	—	—
February 1 through February 28	54,763	54.61	—	—
March 1 through March 31	41,640	54.81	—	—
Total	111,728	53.93	—	—

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

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed below.

Exhibit Number	Description of Document

10.1	First Amendment to the Credit and Guaranty Agreement, dated as of January 29, 2021, among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent.
10.2
Third Amended and Restated Credit and Guaranty Agreement, dated as of January 29, 2021, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas SSL Ontario III, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc., and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as L/C Issuers (incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Current Report on Form 8-K, filed on February 2, 2021).

22	List of Guarantors and Issuers of Guaranteed Securities.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 7, 2021

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer