Form 10-Q
period 2021-06-30
Ventas, Inc.
filed 2021-08-06
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 3, 2021, there were 380,334,511 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2021	As of December 31, 2020
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,231,836	$2,261,415
Buildings and improvements	24,269,450	24,323,279
Construction in progress	288,910	265,748
Acquired lease intangibles	1,200,574	1,230,886
Operating lease assets	328,707	346,372
	28,319,477	28,427,700
Accumulated depreciation and amortization	(8,189,447)	(7,877,665)
Net real estate property	20,130,030	20,550,035
Secured loans receivable and investments, net	596,171	605,567
Investments in unconsolidated real estate entities	494,239	443,688
Net real estate investments	21,220,440	21,599,290
Cash and cash equivalents	233,837	413,327
Escrow deposits and restricted cash	40,931	38,313
Goodwill	1,051,832	1,051,650
Assets held for sale	90,002	9,608
Deferred income tax assets, net	11,486	9,987
Other assets	855,786	807,229
Total assets	$23,504,314	$23,929,404
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,761,545	$11,895,412
Accrued interest	105,883	111,444
Operating lease liabilities	205,484	209,917
Accounts payable and other liabilities	1,122,171	1,133,066
Liabilities related to assets held for sale	4,568	3,246
Deferred income tax liabilities	68,097	62,638
Total liabilities	13,267,748	13,415,723
Redeemable OP unitholder and noncontrolling interests	252,662	235,490
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 375,204 and 374,609 shares issued at June 30, 2021 and December 31, 2020, respectively	93,784	93,635
Capital in excess of par value	14,187,577	14,171,262
Accumulated other comprehensive loss	(58,290)	(54,354)
Retained earnings (deficit)	(4,340,052)	(4,030,376)
Treasury stock, 6 and 0 shares at June 30, 2021 and December 31, 2020, respectively	(320)	—
Total Ventas stockholders’ equity	9,882,699	10,180,167
Noncontrolling interests	101,205	98,024
Total equity	9,983,904	10,278,191
Total liabilities and equity	$23,504,314	$23,929,404

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$159,223	$176,240	$319,108	$371,102
Office	200,388	192,925	397,843	401,320
	359,611	369,165	716,951	772,422
Resident fees and services	535,952	549,329	1,064,602	1,126,099
Office building and other services revenue	5,381	3,673	10,331	6,801
Income from loans and investments	17,665	19,491	36,675	43,537
Interest and other income	585	1,540	926	6,393
Total revenues	919,194	943,198	1,829,485	1,955,252
Expenses
Interest	110,051	123,132	220,818	239,828
Depreciation and amortization	250,700	349,594	564,848	598,431
Property-level operating expenses:
Senior living	424,813	432,578	842,642	842,709
Office	64,950	60,752	128,896	125,258
Triple-net leased	4,432	5,275	9,257	11,606
	494,195	498,605	980,795	979,573
Office building services costs	658	543	1,276	1,270
General, administrative and professional fees	30,588	28,080	70,897	68,540
(Gain) loss on extinguishment of debt, net	(74)	—	27,016	—
Merger-related expenses and deal costs	721	6,586	5,338	14,804
Allowance on loans receivable and investments	(59)	29,655	(8,961)	29,655
Other	(13,490)	5,286	(22,918)	11,069
Total expenses	873,290	1,041,481	1,839,109	1,943,170
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	45,904	(98,283)	(9,624)	12,082
Income (loss) from unconsolidated entities	4,767	(5,850)	4,517	(16,726)
Gain on real estate dispositions	41,258	1,254	43,791	227,479
Income tax (expense) benefit	(3,641)	(56,356)	(5,794)	92,660
Income (loss) from continuing operations	88,288	(159,235)	32,890	315,495
Net income (loss)	88,288	(159,235)	32,890	315,495
Net income (loss) attributable to noncontrolling interests	1,897	(2,065)	3,708	(452)
Net income (loss) attributable to common stockholders	$86,391	$(157,170)	$29,182	$315,947
Earnings per common share
Basic:
Income (loss) from continuing operations	$0.24	$(0.43)	$0.09	$0.85
Net income (loss) attributable to common stockholders	0.23	(0.42)	0.08	0.85
Diluted:
Income (loss) from continuing operations	$0.23	$(0.43)	$0.09	$0.84
Net income (loss) attributable to common stockholders	0.23	(0.42)	0.08	0.84

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$88,288	$(159,235)	$32,890	$315,495
Other comprehensive (loss) income:
Foreign currency translation	(1,016)	(4,309)	(1,032)	(12,849)
Unrealized (loss) gain on available for sale securities	(2,663)	31,440	(7,280)	(20,259)
Derivative instruments	(595)	(2,788)	8,811	(21,375)
Total other comprehensive (loss) income	(4,274)	24,343	499	(54,483)
Comprehensive income (loss)	84,014	(134,892)	33,389	261,012
Comprehensive income (loss) attributable to noncontrolling interests	3,416	1,630	8,142	(6,739)
Comprehensive income (loss) attributable to common stockholders	$80,598	$(136,522)	$25,247	$267,751

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2021 and 2020
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2019	(In thousands, except per share amounts)
Balance at April 1, 2021	$93,750	$14,186,692	$(52,497)	$(4,257,001)	$(789)	$9,970,155	$101,465	$10,071,620
Net income	—	—	—	86,391	—	86,391	1,897	88,288
Other comprehensive (loss) income	—	—	(5,793)	—	—	(5,793)	1,519	(4,274)
Net change in noncontrolling interests	—	2,804	—	—	—	2,804	(3,676)	(872)
Dividends to common stockholders—$0.45 per share	—	—	—	(169,442)	—	(169,442)	—	(169,442)
Issuance of common stock for stock plans, restricted stock grants and other	34	10,505	—	—	469	11,008	—	11,008
Adjust redeemable OP unitholder interests to current fair value	—	(12,421)	—	—	—	(12,421)	—	(12,421)
Redemption of OP Units	—	(3)	—	—	—	(3)	—	(3)
Balance at June 30, 2021	$93,784	$14,187,577	$(58,290)	$(4,340,052)	$(320)	$9,882,699	$101,205	$9,983,904

Balance at April 1, 2020	$93,256	$14,135,657	$(103,408)	$(3,491,696)	$(867)	$10,632,942	$83,455	$10,716,397
Net loss	—	—	—	(157,170)	—	(157,170)	(2,065)	(159,235)
Other comprehensive income	—	—	20,647	—	—	20,647	3,696	24,343
Net change in noncontrolling interests	—	252	—	—	—	252	3,612	3,864
Dividends to common stockholders—$0.45 per share	—	—	—	(168,126)	—	(168,126)	—	(168,126)
Issuance of common stock for stock plans, restricted stock grants and other	5	1,999	—	532	(80)	2,456	—	2,456
Adjust redeemable OP unitholder interests to current fair value	—	(19,789)	—	—	—	(19,789)	—	(19,789)
Balance at June 30, 2020	$93,261	$14,118,119	$(82,761)	$(3,816,460)	$(947)	$10,311,212	$88,698	$10,399,910

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2021	(In thousands, except per share amounts)
Balance at January 1, 2021	$93,635	$14,171,262	$(54,354)	$(4,030,376)	$—	$10,180,167	$98,024	$10,278,191
Net income	—	—	—	29,182	—	29,182	3,708	32,890
Other comprehensive (loss) income	—	—	(3,936)	—	—	(3,936)	4,435	499
Net change in noncontrolling interests	—	6,239	—	—	—	6,239	(4,962)	1,277
Dividends to common stockholders—$0.9000 per share	—	—	—	(338,858)	—	(338,858)	—	(338,858)
Issuance of common stock for stock plans, restricted stock grants and other	149	35,434	—	—	(320)	35,263	—	35,263
Adjust redeemable OP unitholder interests to current fair value	—	(25,339)	—	—	—	(25,339)	—	(25,339)
Redemption of OP Units	—	(19)	—	—	—	(19)	—	(19)
Balance at June 30, 2021	$93,784	$14,187,577	$(58,290)	$(4,340,052)	$(320)	$9,882,699	$101,205	$9,983,904

Balance at January 1, 2020	$93,185	$14,056,453	$(34,564)	$(3,669,050)	$(132)	$10,445,892	$99,560	$10,545,452
Net income (loss)	—	—	—	315,947	—	315,947	(452)	315,495
Other comprehensive loss	—	—	(48,197)	—	—	(48,197)	(6,286)	(54,483)
Net change in noncontrolling interests	—	1,013	—	—	—	1,013	(4,124)	(3,111)
Dividends to common stockholders—$1.2425 per share	—	—	—	(464,608)	—	(464,608)	—	(464,608)
Issuance of common stock for stock plans, restricted stock grants and other	76	12,893	—	1,251	(815)	13,405	—	13,405
Adjust redeemable OP unitholder interests to current fair value	—	48,022	—	—	—	48,022	—	48,022
Redemption of OP Units	—	(262)	—	—	—	(262)	—	(262)
Balance at June 30, 2020	$93,261	$14,118,119	$(82,761)	$(3,816,460)	$(947)	$10,311,212	$88,698	$10,399,910

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$32,890	$315,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	564,848	598,431
Amortization of deferred revenue and lease intangibles, net	(31,551)	(6,334)
Other non-cash amortization	10,119	9,653
Allowance on loans receivable and investments	(8,961)	29,655
Stock-based compensation	21,465	11,557
Straight-lining of rental income	(7,167)	91,499
Loss on extinguishment of debt, net	27,016	—
Gain on real estate dispositions	(43,791)	(227,479)
Gain on real estate loan investments	(74)	(167)
Income tax expense (benefit)	2,510	(95,127)
(Income) loss from unconsolidated entities	(4,512)	16,734
Distributions from unconsolidated entities	6,480	1,600
Other	(34,841)	12,756
Changes in operating assets and liabilities:
Increase in other assets	(25,618)	(12,463)
(Decrease) increase in accrued interest	(5,732)	7,094
Increase (decrease) in accounts payable and other liabilities	25,775	(32,893)
Net cash provided by operating activities	528,856	720,011
Cash flows from investing activities:
Net investment in real estate property	(210)	(77,469)
Investment in loans receivable	(283)	(67,290)
Proceeds from real estate disposals	115,850	627,804
Proceeds from loans receivable	36,475	106,775
Development project expenditures	(130,894)	(180,398)
Capital expenditures	(74,122)	(53,519)
Investment in unconsolidated entities	(68,311)	(7,865)
Insurance proceeds for property damage claims	390	42
Net cash (used in) provided by investing activities	(121,105)	348,080
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(104,131)	465,416
Net change in borrowings under commercial paper program	169,984	(565,524)
Proceeds from debt	268,286	640,533
Repayment of debt	(565,951)	(111,301)
Payment of deferred financing costs	(17,776)	(7,549)
Issuance of common stock, net	14,250	—
Cash distribution to common stockholders	(337,838)	(592,285)
Cash distribution to redeemable OP unitholders	(3,164)	(4,628)
Cash issued for redemption of OP Units	(62)	(570)
Contributions from noncontrolling interests	30	346
Distributions to noncontrolling interests	(8,588)	(6,293)
Proceeds from stock option exercises	4,821	3,518
Other	(5,934)	(4,891)
Net cash used in financing activities	(586,073)	(183,228)
Net (decrease) increase in cash, cash equivalents and restricted cash	(178,322)	884,863
Effect of foreign currency translation	1,450	(1,829)
Cash, cash equivalents and restricted cash at beginning of period	451,640	146,102
Cash, cash equivalents and restricted cash at end of period	$274,768	$1,029,136
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$468	$77,111
Other assets	—	614
Debt	—	55,368
Other liabilities	—	2,097
Noncontrolling interests	468	20,259

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing, life science, research and innovation and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2021, we owned or had investments in approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”) and health systems, which we generally refer to as “healthcare real estate.” Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with an additional corporate office in Louisville, Kentucky.

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

As of June 30, 2021, we leased a total of 358 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 12 properties and 32 properties, respectively, as of June 30, 2021.

As of June 30, 2021, pursuant to long-term management agreements, we engaged independent managers, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 449 senior housing communities in our senior living operations segment for us.

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

During fiscal 2020 and continuing into fiscal 2021, our business has been and continues to be impacted by both the COVID-19 pandemic itself, including actions taken to prevent the spread of the virus and its variants, and the consequences and effects of the pandemic on our business, including our senior housing business, which are ongoing.

We have not identified the COVID-19 pandemic, on its own, as a “triggering event” for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of June 30, 2021, we considered the effect of the pandemic on certain of our assets (described below) and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. For the six months ended June 30, 2021 we recognized no COVID-19 related charges in our Consolidated Statements of Income.

The trajectory and future impact of the COVID-19 pandemic remain highly uncertain, although emerging positive SHOP trends in the United States, if sustained, would improve performance over time. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the speed at which vaccines and other clinical treatments are successfully developed and deployed; the rate of acceptance of available vaccines, particularly among the residents and staff in our senior housing communities; the impact of new variants of the virus and the effectiveness of vaccines and other clinical treatments against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of ongoing government financial support to our business, tenants and operators and the slope and pace of recovery of our senior housing business and the U.S. economy more generally. Due to these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

uncertainties, we are not able at this time to estimate the continuing impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

Pending Merger with New Senior Investment Group

On June 28, 2021, we entered into an Agreement and Plan of Merger (as amended or otherwise modified from time to time, the “Merger Agreement”) with Cadence Merger Sub LLC, our wholly owned subsidiary (“Merger Sub”), and New Senior Investment Group Inc. (“New Senior Investment Group”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into New Senior Investment Group, with New Senior Investment Group surviving the merger as our subsidiary (the “New Senior Investment Group Acquisition”). Under the Merger Agreement, the consideration to be paid by us in the New Senior Investment Group Acquisition will consist of 0.1561 newly issued shares of common stock, par value $0.25 per share, of Ventas, Inc. for each share of common stock, par value $0.01 per share, of New Senior Investment Group issued and outstanding immediately prior to the effective time of the New Senior Investment Group Acquisition. New Senior Investment Group has a diversified portfolio of 103 private pay senior living communities, including 102 independent living communities. The New Senior Investment Group Acquisition is expected to close during the second half of 2021, subject to customary closing conditions, including adoption of the Merger Agreement by the common stockholders of New Senior Investment Group. We cannot assure you that the New Senior Investment Group acquisition will be completed on the terms or timeline anticipated or at all.

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

	June 30, 2021		December 31, 2020
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$681,080	$241,609	$649,128	$238,168
Other identified VIEs	4,261,785	1,822,827	4,095,102	1,653,036
Tax credit VIEs	465,606	108,338	614,490	204,746

Investments in Unconsolidated Entities

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We adjust our investment in unconsolidated entities for additional contributions made, distributions received as well as our share of the investee’s earnings or losses which is included in our Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

period, we could record more or less income than the joint venture has generated, than actual cash distributions we receive or than the amount we may receive in the event of an actual liquidation.

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of June 30, 2021, third party investors owned 3.3 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 31% of the total units then outstanding, and we owned 7.3 million Class B limited partnership units in NHP/PMB, representing the remaining 69%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

As redemption rights are outside of our control, the redeemable OP Units are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Units at the greater of cost or redemption value. As of June 30, 2021 and December 31, 2020, the fair value of the redeemable OP Units was $168.6 million and $146.0 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at June 30, 2021 and December 31, 2020. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

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

Accounting for Historic and New Markets Tax Credits

For certain of our life science, research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”) or both. As of June 30, 2021, we owned six properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with estimating the fair value of the reporting unit. A goodwill impairment, if any, will be recognized in the period it is determined and is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science, research and innovation centers (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2021 and December 31, 2020, this cumulative excess totaled $173.1 million and $169.7 million, respectively (excluding properties classified as held for sale).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2021, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 21.1%, 10.6%, 8.3%, 5.0% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2021). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 15.3% and 49.6% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of June 30, 2021). MOBs, life science, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 35.1%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of June 30, 2021, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“ NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

Triple-Net Leased Properties

The properties we lease to Brookdale Senior Living, Ardent and Kindred account for a significant portion of our triple-net leased properties segment revenues and NOI and the following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Three Months Ended June 30,
	2021	2020
Revenues(1):
Brookdale Senior Living	4.1%	4.9%
Ardent	3.4	3.2
Kindred	3.6	3.5
NOI:
Brookdale Senior Living	8.8%	10.4%
Ardent	7.4	6.8
Kindred	7.9	7.4

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

Senior Living Operations

As of June 30, 2021, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 258 of our 439 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4—DISPOSITIONS AND IMPAIRMENTS

2021 Activity

During the six months ended June 30, 2021, we sold five MOBs and one triple-net leased property for aggregate consideration of $115.9 million and recognized a gain on the sale of these assets of $43.8 million.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties.

	As of June 30, 2021			As of December 31, 2020
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-Net Leased Properties	3	$15,232	$189	1	$4,960	$2,690
Office Operations(1)	16	70,300	3,831	—	15	101
Senior Living Operations	1	4,470	548	1	4,633	455
Total	20	$90,002	$4,568	2	$9,608	$3,246

(1)2020 balances relate to anticipated post-closing settlements of working capital.

Real Estate Impairment

We recognized impairments of $97.1 million and $121.5 million, respectively, for the six months ended June 30, 2021 and 2020, which are primarily recorded in depreciation and amortization in our Consolidated Statements of Income. The impairments recorded during 2021 were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of June 30, 2021 and December 31, 2020, we had $868.4 million and $900.2 million, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments:

	Amortized Cost	Allowance	Unrealized Gain	Carrying Amount	Fair Value
	(In thousands)
As of June 30, 2021:
Secured/mortgage loans and other, net (1)	$555,083	$—	$—	$555,083	$538,417
Government-sponsored pooled loan investments, net (2)	37,548	—	3,540	41,088	41,088
Total investments reported as secured loans receivable and investments, net	592,631	—	3,540	596,171	579,505
Non-mortgage loans receivable, net	63,049	(5,689)	—	57,360	57,638
Marketable debt securities (3)	198,056	—	16,818	214,874	214,874
Total loans receivable and investments, net	$853,736	$(5,689)	$20,358	$868,405	$852,017

As of December 31, 2020:
Secured/mortgage loans and other, net	$555,840	$—	$—	$555,840	$508,707
Government-sponsored pooled loan investments, net	55,154	(8,846)	3,419	49,727	49,727
Total investments reported as secured loans receivable and investments, net	610,994	(8,846)	3,419	605,567	558,434
Non-mortgage loans receivable, net	74,700	(17,623)	—	57,077	57,009
Marketable debt securities	213,334	—	24,219	237,553	237,553
Total loans receivable and investments, net	$899,028	$(26,469)	$27,638	$900,197	$852,996

(1)In July 2021, we received proceeds of $66 million in full repayment of secured notes at par from Holiday Retirement.
(2)Investment in government-sponsored pool loans has a contractual maturity date in 2023.
(3)Investment in marketable debt securities has a contractual maturity date in 2026. These securities were redeemed by the issuer in July 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2021 Activity

In July 2021, we received $66 million from Holiday Retirement as repayment in full at par of the secured notes outstanding which Holiday Retirement had previously issued to us as part of the April 2020 lease termination transaction.

In June 2021, we received a notice of full redemption for Ardent’s outstanding 9.75% Senior Notes due 2026 at a price equal to 107.313% of the principal amount of the notes, plus accrued and unpaid interest. We received aggregate proceeds of $224 million from the redemption of these marketable debt securities in July 2021. We expect to recognize a gain of $16.6 million during the third quarter of 2021.

In April 2021, we received $19.2 million in full repayment of certain government-sponsored pooled loan investments. In the first quarter of 2021, prior to such repayment, we reversed an $8.8 million allowance we had previously recorded in 2020 on this investment with a corresponding adjustment to allowance on loans receivable and investments in our Consolidated Statements of Income. There was no impact to our second quarter 2021 Consolidated Statements of Income from the loan repayment.

During the six months ended June 30, 2021, we received aggregate proceeds of $16.5 million for the redemption and sale of marketable debt securities, resulting in total gains of $1.0 million. As of December 31, 2020, $1.2 million of unrealized gain was presented within accumulated other comprehensive income related to these securities. These securities had a weighted average interest rate of 8.3% and were due to mature between 2024 and 2026.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Investments in Unconsolidated Real Estate Entities

Through our Ventas Investment Management Platform, which consolidates our extensive third-party capital ventures under a single brand and umbrella, we partner with third-party institutional investors to invest with us in healthcare real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner. Below is a summary of our investments in unconsolidated real estate entities as of June 30, 2021 and December 31, 2020, respectively:

	Ownership As of (1)		Carrying Amount As of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
			(In thousands)
Investment in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	21.1%	22.9%	$274,908	$279,983
Pension Fund Joint Venture	22.9%	22.8%	31,583	34,690
Research & Innovation Development Joint Venture	50.8%	50.3%	182,760	123,445
Ventas Investment Management Platform			489,251	438,118
All other(2)	34.0%-50.0%	34.0%-50.0%	4,988	5,570
Total investments in unconsolidated real estate entities			$494,239	$443,688

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

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.0 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and $5.7 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. Such amounts are included in office building and other services revenue in our Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7—INTANGIBLES

The following is a summary of our intangibles:

	As of June 30, 2021		As of December 31, 2020
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$137,612	6.2	$140,096	6.4
In-place and other lease intangibles	1,062,962	11.0	1,090,790	10.7
Goodwill	1,051,832	N/A	1,051,650	N/A
Other intangibles	35,915	9.6	35,870	10.0
Accumulated amortization	(945,716)	N/A	(941,462)	N/A
Net intangible assets	$1,342,605	10.5	$1,376,944	10.3
Intangible liabilities:
Below market lease intangibles	$336,502	14.1	$339,265	14.3
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(217,368)	N/A	(212,655)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$136,200	14.1	$143,676	14.3

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

NOTE 8—OTHER ASSETS

The following is a summary of our other assets:

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Straight-line rent receivables	$173,095	$169,711
Non-mortgage loans receivable, net	57,360	57,077
Stock warrants	94,328	50,098
Marketable debt securities	214,874	237,553
Other intangibles, net	4,430	4,659
Investment in unconsolidated operating entities	73,065	63,768
Other	238,634	224,363
Total other assets	$855,786	$807,229

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt:

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Unsecured revolving credit facility (1)	$46,324	$39,395
Commercial paper notes	170,000	—
Secured revolving construction credit facility due 2022	43,908	154,098
Floating Rate Senior Notes, Series F due 2021 (2)	242,053	235,664
3.25% Senior Notes due 2022 (3)	263,687	263,687
3.30% Senior Notes, Series C due 2022 (2)	201,711	196,386
Unsecured term loan due 2023	200,000	200,000
3.125% Senior Notes due 2023 (4)	400,000	400,000
3.10% Senior Notes due 2023	—	400,000
2.55% Senior Notes, Series D due 2023 (2)	221,882	216,025
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	201,711	196,386
2.80% Senior Notes, Series E due 2024 (2)	484,105	471,328
Unsecured term loan due 2025 (2)	403,421	392,773
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
6.90% Senior Notes due 2037 (5)	52,400	52,400
6.59% Senior Notes due 2038 (5)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,246,531	2,092,106
Total	11,850,556	11,983,071
Deferred financing costs, net	(71,259)	(68,343)
Unamortized fair value adjustment	10,985	12,618
Unamortized discounts	(28,737)	(31,934)
Senior notes payable and other debt	$11,761,545	$11,895,412

(1)As of June 30, 2021 and December 31, 2020, respectively, $19.8 million and $12.2 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $26.6 million and $27.2 million were denominated in British pounds as of June 30, 2021 and December 31, 2020, respectively.
(2)Canadian Dollar debt obligations shown in US Dollars.
(3)In July 2021, Ventas Realty and Ventas Capital Corporation issued a make whole notice of redemption for the entirety of the $263.7 million aggregate principal amount of 3.25% senior notes due 2022.
(4)In August 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.125% senior notes due 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(5)Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2023 and 2028.

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

As of June 30, 2021, we had $2.7 billion of undrawn capacity on our New Credit Facility with $46.3 million borrowings outstanding and an additional $24.9 million restricted to support outstanding letters of credit. We limit our use of the New Credit Facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. As of June 30, 2021, we had $170.0 million of commercial paper outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2021, we had $170.0 million in borrowings outstanding under our commercial paper program.

As of June 30, 2021, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of June 30, 2021, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

As of June 30, 2021, we had a $400.0 million secured revolving construction credit facility with $43.9 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of life science, research and innovation centers and other construction projects.

Senior Notes

In August 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.125% senior notes due 2023. The redemption is expected to settle in September 2021, principally using cash on hand. We expect to recognize a loss on extinguishment of debt of approximately $21 million during the third quarter of 2021.

In July 2021, Ventas Realty and Ventas Capital Corporation issued a make whole notice of redemption for the entirety of the $263.7 million aggregate principal amount of 3.25% senior notes due 2022. The redemption is expected to settle in August 2021, principally using cash on hand. We expect to recognize a loss on extinguishment of debt of approximately $8 million during the third quarter of 2021.

In February 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, resulting in a loss on extinguishment of debt of $27.3 million for the three months ended March 31, 2021. The redemption settled principally using cash on hand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of June 30, 2021, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2021	$422,380	$170,000	$24,626	$617,006
2022	978,030	—	41,953	1,019,983
2023	1,219,370	—	27,971	1,247,341
2024	1,644,318	—	21,724	1,666,042
2025	1,632,255	46,324	18,038	1,696,617
Thereafter	5,486,317	—	117,250	5,603,567
Total maturities	$11,382,670	$216,324	$251,562	$11,850,556

(1)At June 30, 2021, we had unrestricted cash and cash equivalents of $233.8 million, which exceeds the borrowings outstanding under our unsecured revolving credit facility and commercial paper program.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$233,837	$233,837	$413,327	$413,327
Escrow deposits and restricted cash	40,931	40,931	38,313	38,313
Stock warrants	94,328	94,328	50,098	50,098
Secured mortgage loans and other, net	555,083	538,417	555,840	508,707
Non-mortgage loans receivable, net	57,360	57,638	57,077	57,009
Marketable debt securities	214,874	214,874	237,553	237,553
Government-sponsored pooled loan investments, net	41,088	41,088	49,727	49,727
Derivative instruments	176	176	2	2
Liabilities:
Senior notes payable and other debt, gross	11,850,556	12,746,646	11,983,071	13,075,337
Derivative instruments	20,059	20,059	28,338	28,338
Redeemable OP Units	168,639	168,639	145,983	145,983

For a discussion of the assumptions considered, refer to “Note 2 – Accounting Policies.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 11—LITIGATION

From time to time, we are party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. These legal and regulatory matters may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practice claims and employment claims, as well as regulatory proceedings, including proceedings related to our senior living operations, where we are typically the holder of the applicable healthcare license. In certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our tenants, operators, managers or other third parties against, or may otherwise be responsible for, such actions, proceedings or claims. In other circumstances, certain of our tenants, operators, managers or other third parties may be obligated to indemnify, defend and hold us harmless in whole or in part with respect to certain actions, legal or regulatory proceedings. We cannot assure you that these third parties will be able to satisfy their defense and indemnification obligations to us. Legal and regulatory matters to which we are subject or for which we are otherwise responsible may not be fully insured and some may allege large damage amounts.

It is the opinion of management, that the disposition of any such lawsuits, investigations, claims and other legal and regulatory proceedings that are currently pending will not, individually or in the aggregate, have a material adverse effect on us. However, regardless of the merits of a particular legal or regulatory matter, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these lawsuits, investigations, claims and other legal and regulatory proceedings, and if management’s assessment of our liability with respect thereto is incorrect, such legal or regulatory matters could have a material adverse effect on us.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the six months ended June 30, 2021, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended June 30, 2021 and 2020 was an expense of $3.6 million and of $56.4 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2021 and 2020 was an expense of $5.8 million and a benefit of $92.7 million, respectively. The income tax expense for the three and six months ended June 30, 2021 was primarily due to a $2.8 million net deferred tax expense related to an internal restructuring of certain US taxable REIT subsidiaries, and a $3.4 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the UK.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $68.1 million and $62.6 million as of June 30, 2021 and December 31, 2020, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $11.6 million and $10.0 million as of June 30, 2021 and December 31, 2020, respectively, and related primarily to loss carryforwards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 13—STOCKHOLDERS' EQUITY

Capital Stock

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). As of June 30, 2021, we had $740.7 million remaining under our existing ATM program. During the six months ended June 30, 2021, we sold 0.3 million shares of our common stock under our ATM program for gross proceeds of $56.73 per share.

In July 2021, we sold 5.1 million shares of our common stock under our ATM program for gross proceeds of $58.60 per share. As of July 31, 2021, we have $440.6 million remaining under our existing ATM program.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss:

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Foreign currency translation	$(56,180)	$(51,947)
Available for sale securities	18,432	25,712
Derivative instruments	(20,542)	(28,119)
Total accumulated other comprehensive loss	$(58,290)	$(54,354)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$88,288	$(159,235)	$32,890	$315,495
Net income (loss)	88,288	(159,235)	32,890	315,495
Net income (loss) attributable to noncontrolling interests	1,897	(2,065)	3,708	(452)
Net income (loss) attributable to common stockholders	$86,391	$(157,170)	$29,182	$315,947
Denominator:
Denominator for basic earnings per share—weighted average shares	375,067	372,982	374,869	372,905
Effect of dilutive securities:
Stock options	58	—	34	—
Restricted stock awards	328	87	304	140
OP unitholder interests	2,954	2,955	2,954	2,975
Denominator for diluted earnings per share—adjusted weighted average shares	378,408	376,024	378,161	376,020
Basic earnings per share:
Income (loss) from continuing operations	$0.24	$(0.43)	$0.09	$0.85
Net income (loss) attributable to common stockholders	0.23	(0.42)	0.08	0.85
Diluted earnings per share:(1)
Income (loss) from continuing operations	$0.23	$(0.43)	$0.09	$0.84
Net income (loss) attributable to common stockholders	0.23	(0.42)	0.08	0.84

(1) Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

NOTE 15—SEGMENT INFORMATION

As of June 30, 2021, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summary information by reportable business segment is as follows:

	For the Three Months Ended June 30, 2021
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$159,223	$—	$200,388	$—	$359,611
Resident fees and services	—	535,952	—	—	535,952
Office building and other services revenue	—	—	2,540	2,841	5,381
Income from loans and investments	—	—	—	17,665	17,665
Interest and other income	—	—	—	585	585
Total revenues	$159,223	$535,952	$202,928	$21,091	$919,194

Total revenues	$159,223	$535,952	$202,928	$21,091	$919,194
Less:
Interest and other income	—	—	—	585	585
Property-level operating expenses	4,432	424,813	64,950	—	494,195
Office building services costs	—	—	658	—	658
Segment NOI	$154,791	$111,139	$137,320	$20,506	423,756
Interest and other income					585
Interest expense					(110,051)
Depreciation and amortization					(250,700)
General, administrative and professional fees					(30,588)
Gain on extinguishment of debt, net					74
Merger-related expenses and deal costs					(721)
Allowance on loans receivable and investments					59
Other					13,490
Income from unconsolidated entities					4,767
Gain on real estate dispositions					41,258
Income tax expense					(3,641)
Income from continuing operations					88,288
Net income					88,288
Net income attributable to noncontrolling interests					1,897
Net income attributable to common stockholders					$86,391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended June 30, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$176,240	$—	$192,925	$—	$369,165
Resident fees and services	—	549,329	—	—	549,329
Office building and other services revenue	—	—	2,257	1,416	3,673
Income from loans and investments	—	—	—	19,491	19,491
Interest and other income	—	—	—	1,540	1,540
Total revenues	$176,240	$549,329	$195,182	$22,447	$943,198

Total revenues	$176,240	$549,329	$195,182	$22,447	$943,198
Less:
Interest and other income	—	—	—	1,540	1,540
Property-level operating expenses	5,275	432,578	60,752	—	498,605
Office building services costs	—	—	543	—	543
Segment NOI	$170,965	$116,751	$133,887	$20,907	442,510
Interest and other income					1,540
Interest expense					(123,132)
Depreciation and amortization					(349,594)
General, administrative and professional fees					(28,080)
Merger-related expenses and deal costs					(6,586)
Allowance on loans receivable and investments					(29,655)
Other					(5,286)
Loss from unconsolidated entities					(5,850)
Gain on real estate dispositions					1,254
Income tax expense					(56,356)
Loss from continuing operations					(159,235)
Net loss					(159,235)
Net loss attributable to noncontrolling interests					(2,065)
Net loss attributable to common stockholders					$(157,170)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Six Months Ended June 30, 2021
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$319,108	$—	$397,843	$—	$716,951
Resident fees and services	—	1,064,602	—	—	1,064,602
Office building and other services revenue	—	—	4,884	5,447	10,331
Income from loans and investments	—	—	—	36,675	36,675
Interest and other income	—	—	—	926	926
Total revenues	$319,108	$1,064,602	$402,727	$43,048	$1,829,485

Total revenues	$319,108	$1,064,602	$402,727	$43,048	$1,829,485
Less:
Interest and other income	—	—	—	926	926
Property-level operating expenses	9,257	842,642	128,896	—	980,795
Office building services costs	—	—	1,276	—	1,276
Segment NOI	$309,851	$221,960	$272,555	$42,122	846,488
Interest and other income					926
Interest expense					(220,818)
Depreciation and amortization					(564,848)
General, administrative and professional fees					(70,897)
Loss on extinguishment of debt, net					(27,016)
Merger-related expenses and deal costs					(5,338)
Allowance on loans receivable and investments					8,961
Other					22,918
Income from unconsolidated entities					4,517
Gain on real estate dispositions					43,791
Income tax expense					(5,794)
Income from continuing operations					32,890
Net income					32,890
Net income attributable to noncontrolling interests					3,708
Income from continuing operations					$29,182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Six Months Ended June 30, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$371,102	$—	$401,320	$—	$772,422
Resident fees and services	—	1,126,099	—	—	1,126,099
Office building and other services revenue	—	—	4,432	2,369	6,801
Income from loans and investments	—	—	—	43,537	43,537
Interest and other income	—	—	—	6,393	6,393
Total revenues	$371,102	$1,126,099	$405,752	$52,299	$1,955,252

Total revenues	$371,102	$1,126,099	$405,752	$52,299	$1,955,252
Less:
Interest and other income	—	—	—	6,393	6,393
Property-level operating expenses	11,606	842,709	125,258	—	979,573
Office building services costs	—	—	1,270	—	1,270
Segment NOI	$359,496	$283,390	$279,224	$45,906	968,016
Interest and other income					6,393
Interest expense					(239,828)
Depreciation and amortization					(598,431)
General, administrative and professional fees					(68,540)
Merger-related expenses and deal costs					(14,804)
Allowance on loans receivable and investments					(29,655)
Other					(11,069)
Loss from unconsolidated entities					(16,726)
Gain on real estate dispositions					227,479
Income tax benefit					92,660
Income from continuing operations					315,495
Net income					315,495
Net loss attributable to noncontrolling interests					(452)
Net income attributable to common stockholders					$315,947

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Capital expenditures:
Triple-net leased properties	$8,921	$13,483	$17,139	$21,168
Senior living operating properties	51,156	30,932	99,873	82,816
Office properties	56,667	66,415	88,213	207,402
Total capital expenditures	$116,744	$110,830	$205,225	$311,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenues:
United States	$803,242	$843,324	$1,601,010	$1,751,518
Canada	108,342	93,190	213,375	190,160
United Kingdom	7,610	6,684	15,100	13,574
Total revenues	$919,194	$943,198	$1,829,485	$1,955,252

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Net real estate property:
United States	$16,800,959	$17,303,816
Canada	3,070,191	2,983,924
United Kingdom	258,880	262,295
Total net real estate property	$20,130,030	$20,550,035

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

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) the impact of the ongoing COVID-19 pandemic, including of the Delta or any other variant, on our revenue, level of profitability, liquidity and overall risk exposure and the implementation and impact of regulations related to the CARES Act and other stimulus legislation and any future COVID-19 relief measures; (b) our ability to achieve the anticipated benefits and synergies from the proposed acquisition of, and the risk of greater than expected costs or other difficulties related to the integration of, New Senior and the cost of capital to fund the acquisition and any debt paydown; (c) the proposed acquisition of New Senior may not be completed on the currently contemplated timeline or terms, or at all; (d) our exposure and the exposure of our tenants, borrowers and managers to complex healthcare and other regulation and the challenges and expense associated with complying with such regulation; (e) the potential for significant general and commercial claims, legal actions, regulatory proceedings or enforcement actions that could subject us or our tenants, borrowers or managers to increased operating costs and uninsured liabilities; (f) the impact of market and general economic conditions, including economic and financial market events, or events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public capital markets; (g) our ability, and the ability of our tenants, borrowers and managers, to navigate the trends impacting our or their businesses and the industries in which we or they operate; (h) the risk of bankruptcy, insolvency or financial deterioration of our tenants, borrowers, managers and other obligors and our ability to foreclose successfully on the collateral securing our loans and other investments in the event of a borrower default; (i) our ability to identify and consummate future investments in or dispositions of healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles; (j) our ability to attract and retain talented employees; (k) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply; (l) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, borrowers or managers; (m) increases in the Company’s borrowing costs as a result of becoming more leveraged or as a result of changes in interest rates and phasing out of LIBOR rates; (n) our reliance on third parties to operate a majority of our assets and our limited control and influence over such operations and results; (o) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (p) the adequacy of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (q) the occurrence of cyber incidents that could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation; (r) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, borrowers or managers; and (s) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change.

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

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing, life science, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2021, we owned or had investments in approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems, which we generally refer to as “healthcare real estate.” Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with an additional corporate office in Louisville, Kentucky.

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

As of June 30, 2021, we leased a total of 358 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 12 properties and 32 properties, respectively, as of June 30, 2021.

As of June 30, 2021, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 449 senior housing communities in our senior living operations segment for us.

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

During fiscal 2020 and continuing into fiscal 2021, our business has been and continues to be impacted by both the COVID-19 pandemic itself, including actions taken to prevent the spread of the virus and its variants, and the consequences and effects of the pandemic on our business, including our senior housing business, which are ongoing. The trajectory and future impact of the COVID-19 pandemic remain highly uncertain, although emerging positive SHOP trends in the United States, if sustained, would improve performance over time. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the speed at which vaccines and other clinical treatments are successfully developed and deployed; the rate of acceptance of available vaccines, particularly among the residents and staff in our senior housing communities; the impact of new variants of the virus and the effectiveness of vaccines and other clinical treatments against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of ongoing government financial support to our business, tenants and operators and the slope and pace of recovery of our senior housing business and the U.S. economy more generally. Due to these uncertainties, we are not able at this time to estimate the continuing impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

2021 Highlights

Investments and Dispositions

•In July 2021, we received $66 million from Holiday Retirement as repayment in full at par of the secured notes outstanding which Holiday Retirement had previously issued to us as part of the April 2020 lease termination transaction.

•In June 2021, we received a notice of full redemption for Ardent’s outstanding 9.75% Senior Notes due 2026 at a price equal to 107.313% of the principal amount of the notes, plus accrued and unpaid interest. We received aggregate proceeds of $224 million from the redemption of these marketable debt securities in July 2021.

•In April 2021, we received $19.2 million in full repayment of certain government-sponsored pooled loan investments. In the first quarter of 2021, prior to such repayment, we reversed an $8.8 million allowance we had previously recorded in 2020 on this investment. There was no impact to our second quarter 2021 Consolidated Statements of Income from the loan repayment.

•During the six months ended June 30, 2021, we received aggregate proceeds of $16.5 million for the redemption or sale of marketable debt securities, resulting in total gains of $1.0 million. These securities had a weighted average interest rate of 8.3% and were due to mature between 2024 and 2026.

•During the six months ended June 30, 2021, we sold six properties for aggregate consideration of $115.9 million and we recognized gains on the sale of these assets of $43.8 million.

Liquidity and Capital

•In August 2021, Ventas Realty Limited Partnership (“Ventas Realty”) issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.125% senior notes due 2023. The redemption is expected to settle in September 2021, principally using cash on hand.

•In July 2021, Ventas Realty and Ventas Capital Corporation issued a make whole notice of redemption for the entirety of the $263.7 million aggregate principal amount of 3.25% senior notes due 2022. The redemption is expected to settle in August 2021, principally using cash on hand.

•In February 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, resulting in a loss on extinguishment of debt of $27.3 million for the three months ended March 31, 2021. The redemption settled in March, principally using cash on hand.

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

•For the six months ended June 30, 2021, we sold an aggregate of 0.3 million shares of common stock under our “at-the-market” equity offering program (“ATM program”) for gross proceeds of $56.73 per share. In July 2021, we sold 5.1 million shares of common stock under our ATM program for gross proceeds of $58.60 per share.

Other Items

•On June 28, 2021, we entered into an Agreement and Plan of Merger (as amended or otherwise modified from time to time, the “Merger Agreement”) with Cadence Merger Sub LLC, our subsidiary (“Merger Sub”), and New Senior Investment Group Inc. (“New Senior Investment Group”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into New Senior Investment Group, with New Senior Investment Group surviving the merger as our wholly owned subsidiary (the “New Senior Investment Group Acquisition”). Under the Merger Agreement, the consideration to be paid by us in the New Senior Investment Group Acquisition will consist of 0.1561 newly issued shares of common stock, par value $0.25 per share, of Ventas, Inc. for each share of common stock, par value $0.01 per share, of New Senior Investment Group issued and outstanding immediately prior to the effective time of the New Senior Investment Group Acquisition. New Senior Investment Group has a diversified portfolio of 103 private pay senior living communities, including 102 independent living communities. The New Senior Investment Group Acquisition is expected to close during the second half of 2021, subject to customary closing conditions, including adoption of the Merger Agreement by the common stockholders of New Senior Investment Group. We cannot assure you that the New Senior Investment Group acquisition will be completed on the terms or timeline anticipated or at all.

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

•During the six months ended June 30, 2021, we recognized $8.3 million of expenses relating to winter storms.

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

	As of June 30, 2021	As of December 31, 2020
Investment mix by asset type(1):
Senior housing communities	64.9%	63.5%
MOBs	18.2	19.7
Life science, research and innovation centers	7.1	7.1
Health systems	5.3	5.2
IRFs and LTACs	1.7	1.7
Skilled nursing facilities (“SNFs”)	0.7	0.7
Secured loans receivable and investments, net	2.1	2.1
Investment mix by tenant, operator and manager(1):
Atria	21.1%	20.8%
Sunrise	10.6	10.4
Brookdale Senior Living	8.3	8.2
Ardent	5.0	4.9
Kindred	1.1	1.1
All other	53.9	54.6

(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	58.5%	58.4%	58.4%	57.7%
Brookdale Senior Living(2)	4.1	4.9	4.1	4.7
Ardent	3.4	3.2	3.4	3.1
Kindred	3.6	3.5	3.6	3.3
All others	30.4	30.0	30.5	31.2
Adjusted EBITDA:
Senior living operations	27.2%	27.5%	27.5%	30.5%
Brookdale Senior Living(2)	9.1	10.8	9.1	10.0
Ardent	7.7	7.1	7.8	6.6
Kindred	8.2	7.7	8.2	7.1
All others	47.8	46.9	47.4	45.8
Net operating income (“NOI”):
Senior living operations	26.6%	26.7%	26.6%	29.4%
Brookdale Senior Living(2)	8.8	10.4	8.8	9.5
Ardent	7.4	6.8	7.4	6.2
Kindred	7.9	7.4	7.9	6.7
All others	49.3	48.7	49.3	48.2
Operations mix by geographic location(3):
California	15.2%	16.2%	15.3%	15.7%
New York	7.7	8.1	7.7	8.3
Texas	6.0	6.7	6.0	6.2
Pennsylvania	4.6	4.7	4.6	4.7
Illinois	3.9	4.2	3.9	4.1
All others	62.5	60.1	62.4	61.0

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

Triple-Net Lease Performance and Expirations

Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the six months ended June 30, 2021, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Our 2020 Annual Report contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2021. Please refer to “Note 2 – Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting standards.

Results of Operations

As of June 30, 2021, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Three Months Ended June 30, 2021 and 2020

The table below shows our results of operations for the three months ended June 30, 2021 and 2020 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended June 30,		(Decrease) Increase to Net Income
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$154,791	$170,965	$(16,174)	(9.5)%
Senior living operations	111,139	116,751	(5,612)	(4.8)
Office operations	137,320	133,887	3,433	2.6
All other	20,506	20,907	(401)	(1.9)
Total segment NOI	423,756	442,510	(18,754)	(4.2)
Interest and other income	585	1,540	(955)	(62.0)
Interest expense	(110,051)	(123,132)	13,081	10.6
Depreciation and amortization	(250,700)	(349,594)	98,894	28.3
General, administrative and professional fees	(30,588)	(28,080)	(2,508)	(8.9)
Gain on extinguishment of debt, net	74	—	74	nm
Merger-related expenses and deal costs	(721)	(6,586)	5,865	89.1
Allowance on loans receivable and investments	59	(29,655)	29,714	nm
Other	13,490	(5,286)	18,776	nm
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	45,904	(98,283)	144,187	nm
Income (loss) from unconsolidated entities	4,767	(5,850)	10,617	nm
Gain on real estate dispositions	41,258	1,254	40,004	nm
Income tax expense	(3,641)	(56,356)	52,715	93.5
Income (loss) from continuing operations	88,288	(159,235)	247,523	nm
Net income (loss)	88,288	(159,235)	247,523	nm
Net income (loss) attributable to noncontrolling interests	1,897	(2,065)	(3,962)	nm
Net income (loss) attributable to common stockholders	$86,391	$(157,170)	243,561	nm

nm - not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2021.

	For the Three Months Ended June 30,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$159,223	$176,240	$(17,017)	(9.7)%
Less: Property-level operating expenses	(4,432)	(5,275)	843	16.0
Segment NOI	$154,791	$170,965	(16,174)	(9.5)

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

The segment NOI decrease in our triple-net leased portfolio was primarily driven by (i) a $53.4 million reduction (including $3.0 million of contractual rent) attributable to the net impact of the transition of 26 independent living assets operated by Holiday Retirement, from our triple-net portfolio to our senior housing operating portfolio in the beginning of the second quarter of 2020, (ii) a $8.9 million reduction in rental income under our lease with Brookdale Senior Living following the modification of the lease in the third quarter of 2020 and (iii) a $8.7 million reduction attributable to rental income from communities that were sold or transitioned to our senior housing operating portfolio prior to the second quarter of 2021. These decreases were partially offset by a $53.3 million COVID-19 related write-off of previously accrued straight-line rental income in the second quarter of 2020.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2021 and 2020 for the first quarter of 2021 and 2020, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at June 30, 2021	Average Occupancy for the Three Months Ended March 31, 2021	Number of Properties Owned at June 30, 2020	Average Occupancy for the Three Months Ended March 31, 2020
Senior housing communities	281	76.0%	302	84.8%
SNFs	16	75.8	16	88.7
IRFs and LTACs	35	59.0	36	54.7

The following table compares results of operations for our 352 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended June 30,		Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$157,728	$113,471	$44,257	39.0%
Less: Property-level operating expenses	(4,432)	(4,442)	10	0.2
Segment NOI	$153,296	$109,029	44,267	40.6

The segment NOI increase in our same-store triple net leased portfolio was primarily driven by a $53.3 million COVID-19 related write-off of previously accrued straight-line rental income in the second quarter of 2020, partially offset by $8.9 million in lower rental income under our lease with Brookdale Senior Living following modification of the lease in the third quarter of 2020.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2021. For senior housing communities in our senior living operations reportable business segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period.

	For the Three Months Ended June 30,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$535,952	$549,329	$(13,377)	(2.4)%
Less: Property-level operating expenses	(424,813)	(432,578)	7,765	1.8
Segment NOI	$111,139	$116,751	(5,612)	(4.8)

	Number of Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Total communities	440	428	77.4%	82.2%	$4,635	$4,674

Resident fees and services include all amounts earned from residents at our senior housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Average monthly revenue per occupied room reflects average resident fees and services per operator-reported occupied unit for the reporting period. Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.

The period over period segment NOI decrease in our senior living operating portfolio was primarily driven by lower occupancy and move-in incentives provided to new residents, partially offset by lower COVID-19 costs in 2021, the transition of assets from our triple-net portfolio to our senior living operating portfolio and development properties placed in service.

The following table compares results of operations for our 393 same-store senior living operating communities.

	For the Three Months Ended June 30,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$491,387	$533,595	$(42,208)	(7.9)%
Less: Property-level operating expenses	(392,632)	(421,330)	28,698	6.8
Segment NOI	$98,755	$112,265	(13,510)	(12.0)

	Number of Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Same-store communities	393	393	78.0%	82.4%	$4,812	$4,947

The period over period segment NOI decrease in our same-store senior living operating portfolio was primarily driven by lower occupancy and move-in incentives provided to new residents, partially offset by lower COVID-19 costs in 2021.

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2021. For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$200,388	$192,925	$7,463	3.9%
Office building services revenues	2,540	2,257	283	12.5
Total revenues	202,928	195,182	7,746	4.0
Less:
Property-level operating expenses	(64,950)	(60,752)	(4,198)	(6.9)
Office building services costs	(658)	(543)	(115)	(21.2)
Segment NOI	$137,320	$133,887	3,433	2.6

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Total office buildings	370	377	89.5%	90.4%	$34	$33

The increase in office segment NOI is primarily due to a recovery in patient activity and parking revenues and contractual rent increases, partially offset by dispositions of non-core assets during the three months ended June 30, 2021.

The following table compares results of operations for our 345 same-store office buildings.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$187,352	$178,073	$9,279	5.2%
Less: Property-level operating expenses	(59,604)	(55,189)	(4,415)	(8.0)
Segment NOI	$127,748	$122,884	4,864	4.0

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Same-store office buildings	345	345	91.6%	92.0%	$35	$33

Same-store office operations increased due to contractual escalators, increased tenant activity and improved parking income.

Segment NOI —All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $0.4 million decrease in all other segment NOI for the three months ended June 30, 2021 over the same period in 2020 was primarily due to reduced interest income from our loans receivable investments, partially offset by increased management fee revenues from investments in unconsolidated real estate entities.

Company Results

Interest and Other Income

The $1.0 million decrease in interest and other income was primarily due to lower interest income on short-term investments.

Interest Expense

The $13.1 million decrease in total interest expense for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to lower debt balances, partially offset by a higher effective interest rate. Our weighted average effective interest rate was 3.6% and 3.3% for the three months ended June 30, 2021 and 2020, respectively. Capitalized interest for both the three months ended June 30, 2021 and 2020 was $2.7 million.

Depreciation and Amortization

Depreciation and amortization expense decreased $98.9 million primarily due to COVID-19 related impairments of $108.8 million recognized in the second quarter of 2020 as compared to $17.0 million of impairments recognized in the second quarter of 2021 related to properties classified as held for sale.

General, Administrative and Professional Fees

The $2.5 million increase in general, administrative and professional fees was primarily due to increased compensation and benefits, partially offset by lower professional fees.

Merger-Related Expenses and Deal Costs

The $5.9 million decrease in merger-related expenses and deal costs was primarily attributable to severance related charges incurred in 2020.

Allowance on Loans Receivable and Investments

The $29.7 million decrease in allowance on loans receivable and investments for the three months ended June 30, 2020 was due to the recognition of COVID-19 related credit losses.

Other

The $18.8 million change in other was primarily due to a $23.2 million increase in the fair value of stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020, partially offset by additional expenses relating to 2021 winter storms.

Income (Loss) from Unconsolidated Entities

The $10.6 million change in income (loss) from unconsolidated entities was primarily due to a $10.7 million impairment of our investment in an unconsolidated operating entity in the second quarter of 2020.

Gain on Real Estate Dispositions

The $40.0 million increase in gain on real estate dispositions was primarily due to the second quarter 2021 sale of one MOB that resulted in a gain of $41.3 million.

Income Tax Expense

The $52.7 million decrease in income tax expense was primarily due to a $56.4 million valuation allowance against deferred tax assets of certain of our TRS entities that was recognized in the second quarter of 2020.

Six Months Ended June 30, 2021 and 2020

The table below shows our results of operations for the six months ended June 30, 2021 and 2020 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Six Months Ended June 30,		(Decrease) Increase to Net Income
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$309,851	$359,496	$(49,645)	(13.8)%
Senior living operations	221,960	283,390	(61,430)	(21.7)
Office operations	272,555	279,224	(6,669)	(2.4)
All other	42,122	45,906	(3,784)	(8.2)
Total segment NOI	846,488	968,016	(121,528)	(12.6)
Interest and other income	926	6,393	(5,467)	(85.5)
Interest expense	(220,818)	(239,828)	19,010	7.9
Depreciation and amortization	(564,848)	(598,431)	33,583	5.6
General, administrative and professional fees	(70,897)	(68,540)	(2,357)	(3.4)
Loss on extinguishment of debt, net	(27,016)	—	(27,016)	nm
Merger-related expenses and deal costs	(5,338)	(14,804)	9,466	63.9
Allowance on loans receivable and investments	8,961	(29,655)	38,616	nm
Other	22,918	(11,069)	33,987	nm
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(9,624)	12,082	(21,706)	nm
Income (loss) from unconsolidated entities	4,517	(16,726)	21,243	nm
Gain on real estate dispositions	43,791	227,479	(183,688)	(80.7)
Income tax (expense) benefit	(5,794)	92,660	(98,454)	nm
Income from continuing operations	32,890	315,495	(282,605)	(89.6)
Net income	32,890	315,495	(282,605)	(89.6)
Net income (loss) attributable to noncontrolling interests	3,708	(452)	(4,160)	nm
Net income attributable to common stockholders	$29,182	$315,947	(286,765)	(90.8)
nm - not meaningful

Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2021.

	For the Six Months Ended June 30,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$319,108	$371,102	$(51,994)	(14.0)%
Less: Property-level operating expenses	(9,257)	(11,606)	2,349	20.2
Segment NOI	$309,851	$359,496	(49,645)	(13.8)
nm - not meaningful

    The decrease in our triple-net leased properties segment NOI for the six months ended June 30, 2021 compared to the same period in 2020 was primarily driven by (i) a $69.0 million reduction (including $18.2 million of contractual rent) attributable to the net impact of the transition of 26 independent living assets operated by Holiday Retirement, from our triple-net portfolio to our senior housing operating portfolio in the beginning of the second quarter of 2020, (ii) a $17.8 million reduction in rental income under our lease with Brookdale Senior Living following modification of the lease in the third quarter of 2020, and (iii) a $17.9 million reduction attributable to rental income from communities that were sold or transitioned to our senior housing operating portfolio prior to the second quarter of 2021. These decreases were partially offset by a $53.3 million COVID-19 related write-off of previously accrued straight-line rental income during the second quarter of 2020.

    The following table compares results of operations for our 352 same-store triple-net leased properties.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$315,997	$281,039	$34,958	12.4%
Less: Property-level operating expenses	(9,231)	(8,534)	(697)	(8.2)
Segment NOI	$306,766	$272,505	34,261	12.6
nm - not meaningful
    The increase in our same-store triple-net leased properties rental income for the six months ended June 30, 2021 over the same period in 2020 was attributable primarily to a $53.3 million COVID-19 related write-off of previously accrued straight-line rental income during the second quarter of 2020, partially offset by $17.8 million in lower rental income recognized under our lease with Brookdale Senior Living following modification of the lease in the third quarter of 2020.
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2021.

	For the Six Months Ended June 30,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,064,602	$1,126,099	$(61,497)	(5.5)%
Less: Property-level operating expenses	(842,642)	(842,709)	67	0.0
Segment NOI	$221,960	$283,390	(61,430)	(21.7)

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Total communities	440	428	76.8%	84.3%	$4,642	$4,862

The period over period decrease in our senior living operations segment NOI was primarily driven by lower occupancy and move-in incentives provided to new residents, partially offset by lower COVID-19 costs in 2021, the transition of assets from our triple-net portfolio to our senior living operating portfolio and development properties placed in service.

The following table compares results of operations for our 389 same-store senior living operating communities.

	For the Six Months Ended June 30,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$962,452	$1,096,185	$(133,733)	(12.2)%
Less: Property-level operating expenses	(770,216)	(818,632)	48,416	5.9
Segment NOI	$192,236	$277,553	(85,317)	(30.7)

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Same-store communities	389	389	77.1%	84.6%	$4,912	$5,100

The period over period decrease in our same-store senior living operations segment NOI was primarily attributable to lower occupancy and move-in incentives provided to new residents, partially offset by lower COVID-19 costs during 2021. Lower operating expenses in 2021 reflect the receipt of $13.2 million of HHS grants in the first quarter of 2021, which partially mitigated COVID-19 losses incurred by our SHOP communities.
Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2021.

	For the Six Months Ended June 30,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$397,843	$401,320	$(3,477)	(0.9)%
Office building services revenue	4,884	4,432	452	10.2
Total revenues	402,727	405,752	(3,025)	(0.7)
Less:
Property-level operating expenses	(128,896)	(125,258)	(3,638)	(2.9)
Office building services costs	(1,276)	(1,270)	(6)	(0.5)
Segment NOI	$272,555	$279,224	(6,669)	(2.4)

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Total office buildings	370	377	89.5%	90.4%	$34	$33

The decrease in our office operations segment NOI for the six months ended June 30, 2021 over the same period in 2020 was attributable primarily to assets sold to the Ventas Fund in the first quarter of 2020 and business interruption proceeds received in 2020, partially offset by recovery in patient activity and parking revenues and contractual rent increases.

The following table compares results of operations for our 341 same-store office buildings.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$367,223	$356,956	$10,267	2.9%
Less: Property-level operating expenses	(116,882)	(111,079)	(5,803)	(5.2)
Segment NOI	$250,341	$245,877	4,464	1.8

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Same-store office buildings	341	341	91.6%	92.0%	$34	$33

The increase in our same-store office operations segment NOI for the six months ended June 30, 2021 over the same period in 2020 was primarily due to contractual escalators, increased tenant activity and improved parking income.
Segment NOI —All Other
The $3.8 million decrease in all other segment NOI for the six months ended June 30, 2021 over the same period in 2020 was primarily due to reduced interest income from our loans receivable investments, partially offset by increased management fee revenues from investments in unconsolidated real estate entities.
Company Results
Interest and Other Income
The $5.5 million decrease in interest and other income for the six months ended June 30, 2021 over the same period in 2020 was primarily due to a 2020 reduction of a liability related to an acquisition and lower interest income on short term investments.
Interest Expense
The $19.0 million decrease in total interest expense for the six months ended June 30, 2021 over the same period in 2020 was primarily due to lower debt balances, partially offset by a higher effective interest rate. Our weighted average effective interest rate was 3.7% and 3.5% for the six months ended June 30, 2021 and 2020, respectively. Capitalized interest for the six months ended June 30, 2021 and 2020 was $5.8 million and $5.6 million, respectively.
Depreciation and Amortization
The $33.6 million decrease in depreciation and amortization expense was primarily due to the $108.8 million COVID-19 related impairments recognized in the second quarter of 2020, partially offset by $94.2 million of impairments recognized during 2021 relating to assets that were sold or classified as held for sale.

General, Administrative and Professional Fees
The $2.4 million increase in general, administrative and professional fees was primarily due to increased stock-based compensation, partially offset by reduced salaries and benefits and lower professional fees.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net for the six months ended June 30, 2021 was due to the make whole redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023 during the first quarter of 2021.
Merger-Related Expenses and Deal Costs
The $9.5 million decrease in merger-related expenses and deal costs was primarily attributable to severance related charges and captive insurance organization costs incurred in 2020.
Allowance on Loans Receivable and Investments
The $38.6 million change in allowance on loans receivable and investments was due to the recognition of COVID-19 related credit losses in the second quarter of 2020, which were partially reversed in the first quarter of 2021 due to a change in our estimate of credit losses.

Other
The $34.0 million change in other was primarily due to the change in fair value of stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020, partially offset by additional expenses relating to 2021 winter storms.
Income (Loss) from Unconsolidated Entities
The $4.5 million of income from unconsolidated entities for the six months ended June 30, 2021 versus the $16.7 million of loss from unconsolidated entities for the same period in 2020 was due to an impairment of our investment in an unconsolidated operating entity in the second quarter of 2020 and our share of operating results from our unconsolidated entities.
Gain on Real Estate Dispositions
The $183.7 million decrease in gain on real estate dispositions was primarily due to our contribution of six properties to the Ventas Fund in the first quarter of 2020, partially offset by the second quarter 2021 sale of one MOB that resulted in a gain of $41.3 million.
Income Tax (Expense) Benefit

The $5.8 million of income tax expense for the six months ended June 30, 2021 as compared to the $92.7 million income tax benefit for the same period in 2020 was primarily due to a $152.9 million deferred tax benefit related to the internal restructuring of certain U.S. taxable REIT subsidiaries completed within the first quarter of 2020, partially offset by changes in the valuation allowance against deferred tax assets of certain of our TRS entities. The benefit resulted from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the entities other than the TRS entities in this tax-free transaction.

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

Funds From Operations and Normalized Funds From Operations Attributable to Common Stockholders

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Funds From Operations attributable to common stockholders (“FFO”) and Normalized FFO to be appropriate supplemental measures of operating performance of an equity REIT. We believe that the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies. We believe that Normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by non-recurring items and other non-operational events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.

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

The following table summarizes our FFO and Normalized FFO for the three and six months ended June 30, 2021 and 2020. The decrease in Normalized FFO for the six months ended June 30, 2021 over the same period in 2020 is principally due to the impact of COVID-19 on our senior housing business, lower rental income from our triple-net lease with Brookdale Senior Living, and the impact of our contribution of six properties to the Ventas Fund in the first quarter of 2020, partially offset by a decrease in interest expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to common stockholders	$86,391	$(157,170)	$29,182	$315,947
Adjustments:
Real estate depreciation and amortization	249,527	348,110	562,397	595,440
Real estate depreciation related to noncontrolling interests	(4,678)	(4,068)	(9,296)	(7,911)
Real estate depreciation related to unconsolidated entities	4,615	1,307	8,633	1,868
Loss on real estate dispositions related to noncontrolling interests	(7)	(3)	(7)	(9)
Gain on real estate dispositions	(41,258)	(1,254)	(43,791)	(227,479)
FFO attributable to common stockholders	294,590	186,922	547,118	677,856
Adjustments:
Change in fair value of financial instruments	(23,211)	(13)	(44,219)	(23)
Non-cash income tax expense (benefit)	1,166	55,505	2,510	(85,391)
(Gain) loss on extinguishment of debt, net	(74)	—	27,016	—
(Gain) loss on non-real estate dispositions related to unconsolidated entities	(10)	—	(31)	239
Merger-related expenses, deal costs and re-audit costs	1,769	6,605	7,128	15,378
Amortization of other intangibles	116	118	233	236
Other items related to unconsolidated entities	43	(263)	143	(1,138)
Non-cash impact of changes to equity plan	(2,298)	(3,337)	6,443	3,558
Natural disaster expenses, net	3,128	252	8,255	1,193
Impact of Holiday lease termination	—	(50,184)	—	(50,184)
Write-off of straight-line rental income, net of noncontrolling interests	—	52,368	—	52,368
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	(57)	40,320	(8,955)	40,320
Normalized FFO attributable to common stockholders	$275,162	$288,293	$545,641	$654,412

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to common stockholders	$86,391	$(157,170)	$29,182	$315,947
Adjustments:
Interest	110,051	123,132	220,818	239,828
(Gain) loss on extinguishment of debt, net	(74)	—	27,016	—
Taxes (including tax amounts in general, administrative and professional fees)	5,015	57,500	8,451	(90,207)
Depreciation and amortization	250,700	349,594	564,848	598,431
Non-cash stock-based compensation expense	5,393	1,043	21,465	11,557
Merger-related expenses, deal costs and re-audit costs	721	6,586	5,338	14,804
Net income attributable to noncontrolling interests, adjusted for partners’ share of consolidated entity EBITDA	(6,637)	(5,639)	(13,413)	(11,737)
Loss from unconsolidated entities, adjusted for Ventas share of EBITDA from unconsolidated entities	18,873	10,439	35,579	28,173
Gain on real estate dispositions	(41,258)	(1,254)	(43,791)	(227,478)
Unrealized foreign currency loss (gain)	55	(37)	124	(6)
Change in fair value of financial instruments	(23,217)	(13)	(44,222)	(22)
Natural disaster expenses, net	3,120	198	8,294	981
Write-off of straight-line rental income from Holiday lease termination	—	(50,184)	—	(50,184)
Write-off of straight-line rental income, net of noncontrolling interests	—	52,368	—	52,368
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	(57)	40,320	(8,955)	40,320
Adjusted EBITDA	$409,076	$426,883	$810,734	$922,775

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to common stockholders	$86,391	$(157,170)	$29,182	$315,947
Adjustments:
Interest and other income	(585)	(1,540)	(926)	(6,393)
Interest expense	110,051	123,132	220,818	239,828
Depreciation and amortization	250,700	349,594	564,848	598,431
General, administrative and professional fees	30,588	28,080	70,897	68,540
(Gain) loss on extinguishment of debt, net	(74)	—	27,016	—
Merger-related expenses, deal costs and re-audit costs	721	6,586	5,338	14,804
Allowance on loans receivable and investments	(59)	29,655	(8,961)	29,655
Other	(13,490)	5,286	(22,918)	11,069
Net income (loss) attributable to noncontrolling interests	1,897	(2,065)	3,708	(452)
(Income) loss from unconsolidated entities	(4,767)	5,850	(4,517)	16,726
Income tax expense (benefit)	3,641	56,356	5,794	(92,660)
Gain on real estate dispositions	(41,258)	(1,254)	(43,791)	(227,479)
NOI	$423,756	$442,510	$846,488	$968,016

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

Properties are excluded from same-store if they are: (i) sold, classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) impacted by materially disruptive events such as flood or fire; (iii) for SHOP, those properties that are currently undergoing a materially disruptive redevelopment; (iv) for our office operations and triple-net lease properties, those properties for which management has an intention to institute, or has instituted, a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, or maintain a market-competitive position and/or achieve property stabilization, most commonly as the result of an expected or actual material change in occupancy or NOI; or (v) for the senior living operations and triple-net leased segments, those properties that are scheduled to undergo operator or business model transitions, or have transitioned operators or business models after the start of the prior comparison period.

To eliminate the impact of exchange rate movements, all portfolio performance-based disclosures assume constant exchange rates across comparable periods, using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average exchange rate for the current period.

Liquidity and Capital Resources

During the six months ended June 30, 2021, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, and proceeds from asset sales.

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

Loans Receivable and Investments

In June 2021, we received a notice of full redemption for Ardent’s outstanding 9.75% Senior Notes due 2026 at a price equal to 107.313% of the principal amount of the notes, plus accrued and unpaid interest. We received aggregate proceeds of $224 million from the redemption of these marketable debt securities in July 2021. We expect to recognize a gain of $16.6 million during the third quarter of 2021.

In July 2021, we received $66 million from Holiday Retirement as repayment in full at par of the secured notes outstanding which Holiday Retirement had previously issued to us as part of the April 2020 lease termination transaction.

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

As of June 30, 2021, we had $2.5 billion of undrawn capacity on our New Credit Facility with $46.3 million borrowings outstanding and an additional $24.9 million restricted to support outstanding letters of credit. We limit our use of the New Credit Facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. As of June 30, 2021, we had $170.0 million of commercial paper outstanding.

Our wholly owned subsidiary, Ventas Realty, may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2021, we had $170.0 million of borrowings outstanding under our commercial paper program.

As of June 30, 2021, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of June 30, 2021, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

As of June 30, 2021, we had a $400.0 million secured revolving construction credit facility with $43.9 million of borrowings outstanding. The secured revolving construction credit facility matures in 2022 and is primarily used to finance the development of life science, research and innovation centers and other construction projects.

Senior Notes

In August 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.125% senior notes due 2023. The redemption is expected to settle in September 2021, principally using cash on hand. We expect to recognize a loss on extinguishment of debt of approximately $21 million during the third quarter of 2021.

In July 2021, Ventas Realty and Ventas Capital Corporation issued a make whole notice of redemption for the entirety of the $263.7 million aggregate principal amount of 3.25% senior notes due 2022. The redemption is expected to settle in August 2021, principally using cash on hand. We expect to recognize a loss on extinguishment of debt of approximately $8 million during the third quarter of 2021.

In February 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, resulting in a loss on extinguishment of debt of $27.3 million for the three months ended March 31, 2021. The redemption settled in March 2021, principally using cash on hand.

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

Equity Offerings

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). As of June 30, 2021, we had $740.7 million remaining under our existing ATM program. During the six months ended June 30, 2021, we sold 0.3 million shares of common stock under our ATM program for gross proceeds of $56.73 per share.

In July 2021, we sold 5.1 million shares of our common stock under our ATM program for gross proceeds of $58.60 per share. As of July 31, 2021, we have $440.6 million remaining under our existing ATM program.

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

Dividends

During the six months ended June 30, 2021, we declared a dividend of $0.45 per share of our common stock in each of the first and second quarter, respectively. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2021.

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

Cash Flows

The following table sets forth our sources and uses of cash flows:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2021	2020	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$451,640	$146,102	$305,538	nm
Net cash provided by operating activities	528,856	720,011	(191,155)	(26.5)%
Net cash (used in) provided by investing activities	(121,105)	348,080	(469,185)	nm
Net cash used in financing activities	(586,073)	(183,228)	(402,845)	nm
Effect of foreign currency translation	1,450	(1,829)	3,279	nm
Cash, cash equivalents and restricted cash at end of period	$274,768	$1,029,136	(754,368)	(73.3)

nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities decreased $191.2 million during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the COVID-19 impact on our triple-net leased and senior housing business and lower rental income from our triple-net lease with Brookdale Senior Living, partially offset by a decrease in interest expense.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $469.2 million during the six months ended June 30, 2021 over the same period in 2020 primarily due to fewer proceeds from real estate dispositions.

Cash Flows from Financing Activities

Cash flows from financing activities decreased $402.8 million during the six months ended June 30, 2021 over the same period in 2020 primarily due to the April 2020 issuance of $500 million senior notes due 2030 and March 2021 redemption of $400.0 million senior notes due 2023, partially offset by lower dividends to common stockholders.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of June 30, 2021, we had 12 properties under development pursuant to these agreements, including three properties that are owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Contractual Obligations

During the three months ended June 30, 2021, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in Note 6 – Investments In Unconsolidated Entities. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 9 – Senior Notes Payable And Other Debt to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at June 30, 2021, we had $24.9 million outstanding letter of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above under “Contractual Obligations.”

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

The following summarizes our guarantor and issuer balance sheet and statement of income information as of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and the year ended December 31, 2020.

Balance Sheet Information

	As of June 30, 2021
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$16,559,608	$2,728,041
Total assets	16,732,309	2,841,726
Liabilities and equity
Intercompany loans	10,816,488	(4,070,443)
Total liabilities	11,022,622	3,688,242
Redeemable OP unitholder and noncontrolling interests	84,209	—
Total equity (deficit)	5,625,478	(846,516)
Total liabilities and equity	16,732,309	2,841,726

Balance Sheet Information

	As of December 31, 2020
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$16,576,278	$2,727,931
Total assets	16,937,149	2,844,339
Liabilities and equity
Intercompany loans	10,691,626	(4,532,350)
Total liabilities	10,918,320	3,577,009
Redeemable OP unitholder and noncontrolling interests	89,669	—
Total equity (deficit)	5,929,161	(732,670)
Total liabilities and equity	16,937,149	2,844,339

Statement of Income Information

	For the Six Months Ended June 30, 2021
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$12,785	$—
Total revenues	14,829	72,154
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	30,239	(117,389)
Net income (loss)	29,182	(117,389)
Net income (loss) attributable to common stockholders	29,182	(117,389)

Statement of Income Information

	For the Year Ended December 31, 2020
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$469,311	$—
Total revenues	474,392	143,259
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	440,210	(215,406)
Net income (loss)	439,149	(202,845)
Net income (loss) attributable to common stockholders	439,149	(202,845)

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

As of June 30, 2021 and December 31, 2020, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $596.1 million and $565.7 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Gross book value	$10,259,851	$10,458,262
Fair value	11,181,232	11,550,236
Fair value reflecting change in interest rates:
-100 basis points	11,805,452	12,204,507
+100 basis points	10,622,518	10,951,483

The decrease in our fixed rate debt from December 31, 2020 to June 30, 2021 was due primarily to the make whole redemption of $400.0 million of senior notes due in 2023, partially offset by an increase in mortgage loans outstanding.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of June 30, 2021	As of December 31, 2020	As of June 30, 2020
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$8,498,317	$8,869,036	$9,038,264
Unsecured term loans	200,000	200,000	200,000
Secured revolving construction credit facility	—	—	157,156
Mortgage loans and other	1,561,534	1,389,227	1,443,131
Variable rate:
Senior notes	242,053	235,664	221,027
Unsecured revolving credit facility	46,324	39,395	587,206
Unsecured term loans	403,421	392,773	368,378
Commercial paper notes	170,000	—	—
Secured revolving construction credit facility	43,908	154,098	—
Mortgage loans and other	684,997	702,878	613,155
Total	$11,850,554	$11,983,071	$12,628,317
Percentage of total debt:
Fixed rate:
Senior notes	71.7%	73.9%	71.6%
Unsecured term loans	1.7	1.7	1.6
Secured revolving construction credit facility	—	—	1.2
Mortgage loans and other	13.2	11.6	11.4
Variable rate:
Senior notes	2.0	2.0	1.8
Unsecured revolving credit facility	0.4	0.3	4.6
Unsecured term loans	3.4	3.3	2.9
Commercial paper notes	1.4	—	—
Secured revolving construction credit facility	0.4	1.3	—
Mortgage loans and other	5.8	5.9	4.9
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.8%	3.7%	3.7%
Unsecured term loans	3.6	3.6	2.0
Secured revolving construction credit facility	—	—	4.5
Mortgage loans and other	3.5	3.5	3.7
Variable rate:
Senior notes	1.0	1.0	1.2
Unsecured revolving credit facility	1.0	1.0	1.0
Unsecured term loans	1.3	1.4	1.4
Commercial paper notes	0.2	—	—
Secured revolving construction credit facility	1.8	1.9	—
Mortgage loans and other	1.9	1.9	2.0
Total	3.4	3.4	3.4

The variable rate debt in the table above reflects, in part, the effect of $146.2 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $304.5 million and C$199.0 million notional amount of interest rate swaps with maturities ranging from January 2023 to April 2031 in each case that effectively convert variable rate debt to fixed rate debt.

The increase in our outstanding variable rate debt at June 30, 2021 compared to December 31, 2020 is primarily attributable to borrowings under our commercial paper program, partially offset by reduced borrowings under our secured revolving construction credit facility.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of June 30, 2021, interest expense on an annualized basis would increase by approximately $15.5 million, or $0.04 per diluted common share.

As of June 30, 2021 and December 31, 2020, our joint venture partners’ aggregate share of total debt was $288.2 million and $271.6 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated real estate entities, which was $266.8 million and $213.0 million as of June 30, 2021 and December 31, 2020, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2021 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the three and six months ended June 30, 2021 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the second quarter of 2021 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our 2020 Annual Report based on information currently known to us and recent developments since the date of the 2020 Annual Report. The matters discussed below should be read in conjunction with the risk factors set forth in the 2020 Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2020 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

Risks Related to the New Senior Investment Group Acquisition

We expect to incur substantial expenses related to the New Senior Investment Group Acquisition.

We expect to incur substantial expenses in completing the New Senior Investment Group Acquisition and integrating the business, operations, practices, policies and procedures of New Senior Investment Group. While we and New Senior Investment Group have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our and New Senior’s control that could affect the total amount or the timing of their integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The expenses in connection with the New Senior Investment Group Acquisition are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

We may not realize the anticipated benefits and synergies from the pending New Senior Investment Group Acquisition.

The New Senior Investment Group Acquisition involves the combination of two companies which currently operate as independent public companies. While we and New Senior Investment Group will continue to operate independently until the completion of the New Senior Investment Group Acquisition, the success of the New Senior Investment Group Acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and New Senior Investment Group’s businesses. We plan on devoting substantial management attention and resources to integrating our and New Senior Investment Group’s business practices and operations so that we can fully realize the anticipated benefits of the New Senior Investment Group Acquisition. Nonetheless, the business and assets acquired may not be successful or continue to grow at the same rate as when operated independently or may require greater resources and investments than originally anticipated. The New Senior Investment Group Acquisition could also result in the assumption of unknown or contingent liabilities. Potential difficulties we may encounter in the integration process include the following:

•the inability to successfully combine our and New Senior Investment Group’s businesses in a manner that permits us to achieve the cost savings anticipated to result from the New Senior Investment Group Acquisition, which would result in some anticipated benefits of the New Senior Investment Group Acquisition not being realized in the time frame currently anticipated, or at all;

•the failure to integrate operations and internal systems, programs and controls;

•the inability to successfully realize the anticipated value from some of New Senior Investment Group’s assets;

•lost sales, loss of tenants and other commercial relationships;

•the complexities associated with managing the combined company;

•the additional complexities of combining two companies with different histories, cultures, markets, strategies and customer bases;

•the failure to retain key employees of either of the two companies that may be difficult to replace;

•the disruption of each company’s ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;

•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the New Senior Investment Group Acquisition; and

•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the New Senior Investment Group Acquisition and integrating our and New Senior Investment Group’s operations.

Any of these risks could adversely affect our ability to maintain relationships with tenants, managers, vendors, employees and other commercial relationships. As a result, the anticipated benefits of the New Senior Investment Group Acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations and growth prospects after the New Senior Investment Group Acquisition.

The pending New Senior Investment Group Acquisition may not be completed on the currently contemplated timeline or terms, or at all.

Consummation of the New Senior Investment Group Acquisition is conditioned on, among other things, adoption of the Merger Agreement by the stockholders of New Senior Investment Group. Neither we nor New Senior Investment Group can provide assurance that the conditions to completing the New Senior Investment Group Acquisition will be satisfied or waived, and accordingly, that the New Senior Investment Group Acquisition will be completed on the terms or timeline that the parties anticipate or at all. If any condition to the New Senior Investment Group Acquisition is not satisfied, it could delay or prevent the New Senior Investment Group Acquisition from occurring, which could negatively impact our business, financial condition, results of operations and growth prospects.

Failure to complete the pending New Senior Investment Group Acquisition could have an adverse effect on us.

Either we or New Senior Investment Group may terminate the Merger Agreement in specified circumstances. If the New Senior Investment Group Acquisition is not completed, our business, financial condition, results of operations and growth prospects may be adversely affected and, without realizing any of the benefits of having completed the New Senior Investment Group Acquisition, we will be subject to a number of risks, including the following:

•the market price of our common shares could decline;

•we will be required to pay our costs relating to the New Senior Investment Group Acquisition, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the New Senior Investment Group Acquisition, whether or not the New Senior Investment Group Acquisition is completed;

•if the Merger Agreement is terminated and our board of directors seeks another acquisition, our stockholders cannot be certain that we will be able to find another party willing to enter into a transaction as attractive to us as the New Senior Investment Group Acquisition;

•we could be subject to litigation related to any failure to complete the New Senior Investment Group Acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement;

•we will not realize the benefit of the time and resources, financial and otherwise, committed by our management to matters relating to the New Senior Investment Group Acquisition that could have been devoted to pursuing other beneficial opportunities; and

•we may experience reputational harm due to the adverse perception of any failure to successfully complete the New Senior Investment Group Acquisition or negative reactions from the financial markets or from our tenants, managers, vendors, employees and other commercial relationships.

Any of these risks could adversely affect our business, financial condition, results of operations and growth prospects. Similarly, delays in the completion of the New Senior Investment Group Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the New Senior Investment Group Acquisition and could adversely affect our business, financial condition, results of operations and growth prospects.

The pendency of the New Senior Investment Group Acquisition could adversely affect our and/or New Senior Investment Group’s businesses and operations.

In connection with the pending New Senior Investment Group Acquisition, some tenants, managers, vendors or other parties with commercial relationships with each of us and New Senior Investment Group may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of us and New Senior Investment Group, regardless of whether the New Senior Investment Group Acquisition is completed. Similarly, current and prospective employees of us and New Senior Investment Group may experience uncertainty about their future roles with the combined company following the New Senior Investment Group Acquisition, which may adversely affect the ability of each of us and New Senior Investment Group to attract and retain key personnel during the pendency of the New Senior Investment Group Acquisition. In addition, due to operating covenants in the Merger Agreement, New Senior Investment Group may be unable (without our prior written consent), during the pendency of the New Senior Investment Group Acquisition, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. We are subject to a more limited set of operating covenants that may limit or restrict our ability to act in certain circumstances.

Following the New Senior Investment Group Acquisition, we will have a substantial amount of indebtedness and may need to incur more in the future.

As of June 30, 2021, we had approximately $11.8 billion of outstanding indebtedness. This amount excludes the outstanding indebtedness of New Senior Investment Group, which as of June 30, 2021 was $1.5 billion, which may be repaid or remain outstanding (or a combination thereof) in connection with the New Senior Investment Group Acquisition. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness on an absolute basis or as a ratio to our cash flow could also have the following consequences:

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

Following the acquisition of New Senior, our asset concentration in senior housing real estate and reliance on a limited number of operators will increase.

New Senior’s investments are concentrated solely in the senior housing sector, with the majority of its assets managed by Harvest Management Sub LLC (doing business as Holiday Retirement Corp.) (which we refer to as “Holiday Retirement”). On July 30, 2021, Atria acquired the management services division of Holiday Retirement (which we refer to as the “Holiday Acquisition”). Currently, approximately 45% of our assets are concentrated in senior housing real estate (based on our second quarter annualized adjusted net operating income) and following the consummation of our acquisition of New Senior, approximately 48% of our assets will be concentrated in senior housing real estate. As a result, any factors that affect senior housing real estate will have a more pronounced effect on our portfolio following consummation of the acquisition of New Senior.

Additionally, as a result of the Holiday Acquisition and following the consummation of our acquisition of New Senior, our concentration of property management in Atria will also increase and we will have increased reliance on Atria’s personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage its senior housing operations efficiently and effectively. As a result, any failure or inability or unwillingness on the part of Atria to satisfy its obligations under its management agreements, or adverse developments in Atria’s business and affairs or financial condition that impacts or impairs its ability to manage our properties efficiently and effectively and in compliance with applicable laws, could adversely affect our business, financial condition, results of operations and growth prospects.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended June 30, 2021.

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30	1,736	$54.77	—	—
May 1 through May 31	1,810	55.45	—	—
June 1 through June 30	—	—	—	—
Total	3,546	55.12	—	—

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

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed below.

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among Ventas, Inc., Cadence Merger Sub LLC and New Senior Investment Group (incorporated by reference to Exhibit 2.1 to Ventas, Inc.’s Current Report on Form 8-K filed on June 28, 2021).
22	List of Guarantors and Issuers of Guaranteed Securities.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 6, 2021

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer