Form 10-Q
period 2021-09-30
Ventas, Inc.
filed 2021-11-05
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 4, 2021, there were 399,175,892 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of September 30, 2021	As of December 31, 2020

	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,395,751	$2,261,415
Buildings and improvements	25,519,840	24,323,279
Construction in progress	298,982	265,748
Acquired lease intangibles	1,372,462	1,230,886
Operating lease assets	323,950	346,372
	29,910,985	28,427,700
Accumulated depreciation and amortization	(8,118,990)	(7,877,665)
Net real estate property	21,791,995	20,550,035
Secured loans receivable and investments, net	530,439	605,567
Investments in unconsolidated real estate entities	507,880	443,688
Net real estate investments	22,830,314	21,599,290
Cash and cash equivalents	143,770	413,327
Escrow deposits and restricted cash	52,752	38,313
Goodwill	1,046,070	1,051,650
Assets held for sale	316,769	9,608
Deferred income tax assets, net	11,496	9,987
Other assets	643,253	807,229
Total assets	$25,044,424	$23,929,404
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,078,835	$11,895,412
Accrued interest	90,013	111,444
Operating lease liabilities	199,551	209,917
Accounts payable and other liabilities	1,142,822	1,133,066
Liabilities related to assets held for sale	20,518	3,246
Deferred income tax liabilities	65,196	62,638
Total liabilities	13,596,935	13,415,723
Redeemable OP unitholder and noncontrolling interests	280,344	235,490
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 399,177 and 374,609 shares issued at September 30, 2021 and December 31, 2020, respectively	99,777	93,635
Capital in excess of par value	15,504,210	14,171,262
Accumulated other comprehensive loss	(67,601)	(54,354)
Retained earnings (deficit)	(4,459,630)	(4,030,376)
Treasury stock, 1 and 0 shares at September 30, 2021 and December 31, 2020, respectively	(40)	—
Total Ventas stockholders’ equity	11,076,716	10,180,167
Noncontrolling interests	90,429	98,024
Total equity	11,167,145	10,278,191
Total liabilities and equity	$25,044,424	$23,929,404
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$181,379	$156,136	$500,487	$527,238
Office	201,673	198,376	599,516	599,696
	383,052	354,512	1,100,003	1,126,934
Resident fees and services	558,039	541,322	1,622,641	1,667,421
Office building and other services revenue	5,841	3,868	16,172	10,669
Income from loans and investments	28,729	18,666	65,404	62,203
Interest and other income	417	572	1,343	6,965
Total revenues	976,078	918,940	2,805,563	2,874,192
Expenses
Interest	108,816	115,505	329,634	355,333
Depreciation and amortization	313,596	249,366	878,444	847,797
Property-level operating expenses:
Senior living	453,659	422,653	1,296,301	1,265,362
Office	66,401	66,934	195,297	192,192
Triple-net leased	3,268	5,398	12,525	17,004
	523,328	494,985	1,504,123	1,474,558
Office building services costs	522	557	1,798	1,827
General, administrative and professional fees	30,259	32,081	101,156	100,621
Loss on extinguishment of debt, net	29,792	7,386	56,808	7,386
Merger-related expenses and deal costs	22,662	11,325	28,000	26,129
Allowance on loans receivable and investments	(60)	4,999	(9,021)	34,654
Other	33,673	5,681	10,755	16,750
Total expenses	1,062,588	921,885	2,901,697	2,865,055
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(86,510)	(2,945)	(96,134)	9,137
Income (loss) from unconsolidated entities	2,772	865	7,289	(15,861)
Gain on real estate dispositions	150,292	12,622	194,083	240,101
Income tax (expense) benefit	(3,780)	3,195	(9,574)	95,855
Income from continuing operations	62,774	13,737	95,664	329,232
Net income	62,774	13,737	95,664	329,232
Net income attributable to noncontrolling interests	2,094	986	5,802	534
Net income attributable to common stockholders	$60,680	$12,751	$89,862	$328,698
Earnings per common share
Basic:
Income from continuing operations	$0.16	$0.04	$0.25	$0.88
Net income attributable to common stockholders	0.16	0.03	0.24	0.88
Diluted:
Income from continuing operations	$0.16	$0.04	$0.25	$0.88
Net income attributable to common stockholders	0.16	0.03	0.24	0.87

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net income	$62,774	$13,737	$95,664	$329,232
Other comprehensive (loss) income:
Foreign currency translation	(2,763)	7,907	(3,795)	(4,942)
Unrealized (loss) gain on available for sale securities	(13,638)	10,431	(20,918)	(9,828)
Derivative instruments	4,578	1,714	13,389	(19,661)
Total other comprehensive (loss) income	(11,823)	20,052	(11,324)	(34,431)
Comprehensive income	50,951	33,789	84,340	294,801
Comprehensive (loss) income attributable to noncontrolling interests	(418)	3,320	7,724	(3,419)
Comprehensive income attributable to common stockholders	$51,369	$30,469	$76,616	$298,220

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity

2019	(In thousands, except per share amounts)
Balance at July 1, 2021	$93,784	$14,187,577	$(58,290)	$(4,340,052)	$(320)	$9,882,699	$101,205	$9,983,904
Net income	—	—	—	60,680	—	60,680	2,094	62,774
Other comprehensive loss	—	—	(9,311)	—	—	(9,311)	(2,512)	(11,823)
Acquisition-related activity	3,332	747,916	—	—	—	751,248	—	751,248
Net change in noncontrolling interests	—	(41,248)	—	—	—	(41,248)	(10,358)	(51,606)
Dividends to common stockholders—$0.45 per share	—	—	—	(180,258)	—	(180,258)	—	(180,258)
Issuance of common stock for stock plans, restricted stock grants and other	2,661	606,620	—	—	204	609,485	—	609,485
Adjust redeemable OP unitholder interests to current fair value	—	3,386	—	—	—	3,386	—	3,386
Redemption of OP Units	—	(41)	—	—	76	35	—	35
Balance at September 30, 2021	$99,777	$15,504,210	$(67,601)	$(4,459,630)	$(40)	$11,076,716	$90,429	$11,167,145

Balance at July 1, 2020	$93,261	$14,118,119	$(82,761)	$(3,816,460)	$(947)	$10,311,212	$88,698	$10,399,910
Net income	—	—	—	12,751	—	12,751	986	13,737
Other comprehensive income	—	—	17,719	—	—	17,719	2,333	20,052
Net change in noncontrolling interests	—	(6,173)	—	—	—	(6,173)	(1,162)	(7,335)
Dividends to common stockholders—$0.45 per share	—	—	—	(166,738)	—	(166,738)	—	(166,738)
Issuance of common stock for stock plans, restricted stock grants and other	206	42,074	—	(2,200)	(328)	39,752	—	39,752
Adjust redeemable OP unitholder interests to current fair value	—	(11,669)	—	—	—	(11,669)	—	(11,669)
Redemption of OP Units	—	(2)	—	—	—	(2)	—	(2)
Balance at September 30, 2020	$93,467	$14,142,349	$(65,042)	$(3,972,647)	$(1,275)	$10,196,852	$90,855	$10,287,707

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity

2021	(In thousands, except per share amounts)
Balance at January 1, 2021	$93,635	$14,171,262	$(54,354)	$(4,030,376)	$—	$10,180,167	$98,024	$10,278,191
Net income	—	—	—	89,862	—	89,862	5,802	95,664
Other comprehensive (loss) income	—	—	(13,247)	—	—	(13,247)	1,923	(11,324)
Acquisition-related activity	3,332	747,916	—	—	—	751,248	—	751,248
Net change in noncontrolling interests	—	(35,009)	—	—	—	(35,009)	(15,320)	(50,329)
Dividends to common stockholders—$1.3500 per share	—	—	—	(519,116)	—	(519,116)	—	(519,116)
Issuance of common stock for stock plans, restricted stock grants and other	2,810	642,054	—	—	(116)	644,748	—	644,748
Adjust redeemable OP unitholder interests to current fair value	—	(21,953)	—	—	—	(21,953)	—	(21,953)
Redemption of OP Units	—	(60)	—	—	76	16	—	16
Balance at September 30, 2021	$99,777	$15,504,210	$(67,601)	$(4,459,630)	$(40)	$11,076,716	$90,429	$11,167,145

Balance at January 1, 2020	$93,185	$14,056,453	$(34,564)	$(3,669,050)	$(132)	$10,445,892	$99,560	$10,545,452
Net income	—	—	—	328,698	—	328,698	534	329,232
Other comprehensive loss	—	—	(30,478)	—	—	(30,478)	(3,953)	(34,431)
Net change in noncontrolling interests	—	(5,160)	—	—	—	(5,160)	(5,286)	(10,446)
Dividends to common stockholders—$1.6925 per share	—	—	—	(631,346)	—	(631,346)	—	(631,346)
Issuance of common stock for stock plans, restricted stock grants and other	282	54,967	—	(949)	(1,143)	53,157	—	53,157
Adjust redeemable OP unitholder interests to current fair value	—	36,353	—	—	—	36,353	—	36,353
Redemption of OP Units	—	(264)	—	—	—	(264)	—	(264)
Balance at September 30, 2020	$93,467	$14,142,349	$(65,042)	$(3,972,647)	$(1,275)	$10,196,852	$90,855	$10,287,707

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income	$95,664	$329,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	878,444	847,797
Amortization of deferred revenue and lease intangibles, net	(71,620)	(25,343)
Other non-cash amortization	14,686	15,211
Allowance on loans receivable and investments	(9,021)	34,654
Stock-based compensation	26,165	17,322
Straight-lining of rental income	(10,166)	107,134
Loss on extinguishment of debt, net	56,808	7,386
Gain on real estate dispositions	(194,083)	(240,101)
Gain on real estate loan investments	(2,006)	(167)
Income tax expense (benefit)	4,656	(99,702)
(Income) loss from unconsolidated entities	(7,279)	15,869
Distributions from unconsolidated entities	9,466	2,960
Other	(830)	15,615
Changes in operating assets and liabilities:
Increase in other assets	(49,051)	(68,228)
Decrease in accrued interest	(22,414)	(12,975)
Increase in accounts payable and other liabilities	40,896	207,749
Net cash provided by operating activities	760,315	1,154,413
Cash flows from investing activities:
Net investment in real estate property	(1,103,210)	(77,625)
Investment in loans receivable	(384)	(113,147)
Proceeds from real estate disposals	497,303	682,604
Proceeds from loans receivable	302,700	106,966
Development project expenditures	(204,649)	(309,967)
Capital expenditures	(119,311)	(94,407)
Distributions from unconsolidated entities	17,847	—
Investment in unconsolidated entities	(107,140)	(7,832)
Insurance proceeds for property damage claims	501	33
Net cash (used in) provided by investing activities	(716,343)	186,625
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(144,065)	(74,144)
Net change in borrowings under commercial paper program	369,943	(565,524)
Proceeds from debt	914,879	657,557
Repayment of debt	(1,499,036)	(127,528)
Purchase of noncontrolling interests	(11,485)	—
Payment of deferred financing costs	(23,608)	(7,564)
Issuance of common stock, net	617,438	36,395
Cash distribution to common stockholders	(506,972)	(760,363)
Cash distribution to redeemable OP unitholders	(5,400)	(5,954)
Cash issued for redemption of OP Units	(96)	(575)
Contributions from noncontrolling interests	35	1,138
Distributions to noncontrolling interests	(11,785)	(9,666)
Proceeds from stock option exercises	5,668	3,518
Other	(5,128)	(4,989)
Net cash used in financing activities	(299,612)	(857,699)
Net (decrease) increase in cash, cash equivalents and restricted cash	(255,640)	483,339
Effect of foreign currency translation	522	(951)
Cash, cash equivalents and restricted cash at beginning of period	451,640	146,102
Cash, cash equivalents and restricted cash at end of period	$196,522	$628,490
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$1,317,617	$169,484
Other assets	16,132	1,224
Debt	484,073	55,368
Other liabilities	97,960	2,707
Deferred income tax liability	—	337
Noncontrolling interests	468	20,259
Equity issued	751,248	—
Equity issued for redemption of OP Units	76	—

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing, life science, research and innovation and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2021, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”) and health systems, which we generally refer to as “healthcare real estate.” Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See “Note 2 – Accounting Policies” and “Note 16 – Segment Information.” Our senior housing properties are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our senior living operations reportable business segment.

As of September 30, 2021, we leased a total of 354 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 12 properties and 32 properties, respectively, as of September 30, 2021.

As of September 30, 2021, pursuant to long-term management agreements, we engaged independent managers, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 551 senior housing communities in our senior living operations segment for us.

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

During fiscal 2020 and continuing into fiscal 2021, our business has been and continues to be impacted by both the COVID-19 pandemic itself, including actions taken to prevent the spread of the virus and its variants, and the ongoing consequences and effects of the pandemic on our business, including our senior housing business, and the broader economy.

We have not identified the COVID-19 pandemic, on its own, as a “triggering event” for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of September 30, 2021, we considered the effect of the pandemic on certain of our assets and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. For the nine months ended September 30, 2021 we recognized no COVID-19 related charges in our Consolidated Statements of Income.

The future impact of the COVID-19 pandemic and its ongoing consequences for the U.S. economy and our business remain highly uncertain. The extent of the pandemic’s continuing effect on our operational and financial performance will depend on a variety of factors, including the ultimate duration of the pandemic; the speed at which vaccines and other clinical treatments are successfully developed and deployed; the rate of acceptance of available vaccines, particularly among the residents and staff in our senior housing communities and the labor force more broadly; the impact of new variants of the virus and the effectiveness of vaccines and other clinical treatments against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; the availability of ongoing government financial support to our business, tenants and operators; and the slope and pace of recovery of our senior housing business and the U.S. economy more generally. The pandemic and actions taken in response to the pandemic have had broad economic consequences, including for the labor market and global supply chain, which have affected and may continue to affect our business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

	September 30, 2021		December 31, 2020
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$750,455	$253,675	$649,128	$238,168
Other identified VIEs	4,016,054	1,673,060	4,095,102	1,653,036
Tax credit VIEs	461,065	105,525	614,490	204,746

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate NHP/PMB as a VIE. As of September 30, 2021, third party investors owned 3.9 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 34% of the total units then outstanding, and we owned 7.5 million Class B limited partnership units in NHP/PMB, representing the remaining 66%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

In September, NHP/PMB completed the buy-out of PMB’s interest in the newly developed Sutter Van Ness Medical Office Building. In connection with that transaction, NHP/PMB issued 0.6 million OP Units to third party investors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The OP Units are classified outside of permanent equity on our Consolidated Balance Sheets because they may be redeemed by third parties under circumstances that are outside of our control. We reflect the OP Units at the greater of cost or redemption value. As of September 30, 2021 and December 31, 2020, the fair value of the OP Units was $194.4 million and $146.0 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at September 30, 2021 and December 31, 2020. We record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

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

Accounting for Historic and New Markets Tax Credits

For certain of our life science, research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”) or both. As of September 30, 2021, we owned six properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science, research and innovation centers (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020, this cumulative excess totaled $173.6 million and $169.7 million, respectively (excluding properties classified as held for sale).

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

Accounting for Leased Property

We lease real property, primarily land and corporate office space, and equipment, primarily vehicles at our senior housing communities. At lease inception, we establish an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value. Our lease expense primarily consists of ground and corporate office leases. Ground lease expense is included in interest expense and corporate office lease expense is included in general, administrative and professional fees in our Consolidated Statements of Income.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2021, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 19.9%, 10.0%, 7.9%, 4.7% and 1.0%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2021). Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale Senior Living, Ardent and Kindred.

Based on gross book value, approximately 14.3% and 52.4% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of September 30, 2021). MOBs, life science, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 33.3%. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of September 30, 2021, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties

The properties we lease to Brookdale Senior Living, Ardent and Kindred account for a significant portion of our triple-net leased properties segment revenues and NOI and the following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Three Months Ended September 30,
	2021	2020
Revenues (1):
Brookdale Senior Living	3.8%	4.0%
Ardent	3.3	3.3
Kindred	3.5	3.6
NOI:
Brookdale Senior Living	8.2%	8.8%
Ardent	7.1	7.2
Kindred	7.5	7.8

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

Senior Living Operations

As of September 30, 2021, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 279 of our 542 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

Eclipse Senior Living and Pending Operator Transitions

We are in the process of transitioning the operation of 90 senior living communities owned by us and currently operated under management agreements with Eclipse Senior Living, Inc. (“ESL”) to various experienced operators. All of the planned transitions are expected to be completed by the end of 2021. ESL is expected to cease operation of its management business in 2022 following completion of the transitions. We expect to incur certain one-time transition costs and expenses in connection with the transitions. We cannot assure you that these transitions will be completed on the terms or timeline anticipated or at all.

Sale of Kindred and Related Transactions

In June 2021, Kindred and LifePoint Health (“LifePoint”) announced that they entered into a definitive agreement pursuant to which LifePoint would acquire Kindred (the “LifePoint-Kindred Acquisition”). Kindred and LifePoint subsequently announced that, following the closing of the LifePoint-Kindred Acquisition, they plan to organize into two separate healthcare companies, with LifePoint and Kindred’s assets being allocated between the two companies. Kindred and LifePoint have said that they expect to complete these transactions by the end of 2021, subject to the completion of regulatory approvals and satisfaction of customary closing conditions. Under our agreements with Kindred, we currently expect to receive a fee in connection with these transactions. We cannot otherwise predict what effect they may have on Kindred, our properties or our lease with Kindred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

We acquire and invest in senior housing, medical office buildings, life science, research and innovation centers and other healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.

2021 Acquisitions

On September 21, 2021, we acquired New Senior Investment Group Inc. (“New Senior”) for a purchase price of $2.3 billion in an all-stock transaction pursuant to an Agreement and Plan of Merger dated as of June 28, 2021 (the “Merger Agreement”) by and among Ventas, Cadence Merger Sub LLC, our wholly owned subsidiary (“Merger Sub”), and New Senior. Under the Merger Agreement, on the acquisition date, Merger Sub merged with and into New Senior, with New Senior surviving the merger as our wholly owned subsidiary (the “New Senior Acquisition”). The New Senior Acquisition was valued at approximately $2.4 billion. We funded the transaction through the issuance of approximately 13.3 million shares of our common stock, with each New Senior stockholder receiving 0.1561 shares of Ventas common stock for each share of New Senior common stock that they owned immediately prior to the acquisition. In addition to the equity issuance, we funded the acquisition through the assumption of $482.5 million of New Senior mortgage debt and $1.1 billion of cash paid at closing. We accounted for this transaction as an asset acquisition and the financial results of New Senior have been included in our consolidated financial statements from the acquisition date.

Fourth Quarter Acquisitions

In November, we completed the approximately $180 million acquisition of six Canadian senior housing communities that will be operated under a management contract and the $58 million acquisition of a behavioral health center in Plano, Texas.

NOTE 5—DISPOSITIONS AND IMPAIRMENTS

2021 Activity
During the nine months ended September 30, 2021, we sold 27 MOBs and six triple-net leased properties for aggregate consideration of $497.3 million and recognized a gain on the sales of these assets of $194.1 million.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties.

	As of September 30, 2021			As of December 31, 2020
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-Net Leased Properties	1	$1,414	$621	1	$4,960	$2,690
Office Operations (1)	6	12,813	2,096	—	15	101
Senior Living Operations	25	302,542	17,801	1	4,633	455
Total	32	$316,769	$20,518	2	$9,608	$3,246

(1)2020 balances relate to anticipated post-closing settlements of working capital.

Real Estate Impairment

We recognized impairments of $173.0 million and $129.5 million, respectively, for the nine months ended September 30, 2021 and 2020, which are primarily recorded in depreciation and amortization in our Consolidated Statements of Income. The impairments recorded during 2021 were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of September 30, 2021 and December 31, 2020, we had $594.4 million and $900.2 million, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments:

	Amortized Cost	Allowance	Unrealized Gain	Carrying Amount	Fair Value
	(In thousands)
As of September 30, 2021:
Secured/mortgage loans and other, net	$488,999	$—	$—	$488,999	$477,114
Government-sponsored pooled loan investments, net (1)	38,443	—	2,996	41,440	41,440
Total investments reported as secured loans receivable and investments, net	527,442	—	2,996	530,439	518,554
Non-mortgage loans receivable, net (2)	69,618	(5,629)	—	63,989	64,346
Total loans receivable and investments, net	$597,060	$(5,629)	$2,996	$594,428	$582,900

As of December 31, 2020:
Secured/mortgage loans and other, net	$555,840	$—	$—	$555,840	$508,707
Government-sponsored pooled loan investments, net	55,154	(8,846)	3,419	49,727	49,727
Total investments reported as secured loans receivable and investments, net	610,994	(8,846)	3,419	605,567	558,434
Non-mortgage loans receivable, net	74,700	(17,623)	—	57,077	57,009
Marketable debt securities	213,334	—	24,219	237,553	237,553
Total loans receivable and investments, net	$899,028	$(26,469)	$27,638	$900,197	$852,996

(1)Investment in government-sponsored pool loans has a contractual maturity date in 2023.
(2)In October 2021, we received proceeds of $45.0 million in full repayment of a note from Brookdale Senior Living.

2021 Activity

In October 2021, we received proceeds of $45.0 million in full repayment of a cash pay note from Brookdale Senior Living. The note was issued to us in connection with the modification of our lease with Brookdale Senior Living in the third quarter of 2020.

In July 2021, we received $66 million from Holiday Retirement as repayment in full of secured notes which Holiday Retirement previously issued to us as part of a lease termination transaction entered into in April 2020.

In July 2021, we received aggregate proceeds of $224 million from the redemption of Ardent’s outstanding 9.75% Senior Notes due 2026 at a price equal to 107.313% of the principal amount of the notes, plus accrued and unpaid interest. The redemption resulted in a gain of $16.6 million which is recorded in income from loans and investments in our Consolidated Statements of Income. As of December 31, 2020, $23.0 million of unrealized gain related to these securities was included in accumulated other comprehensive income.

In April 2021, we received $19.2 million in full repayment of certain government-sponsored pooled loan investments. In the first quarter of 2021, prior to such repayment, we reversed an $8.8 million allowance we had previously recorded in 2020 on this investment with a corresponding adjustment to allowance on loans receivable and investments in our Consolidated Statements of Income. There was no impact to our Consolidated Statements of Income from the loan repayment.

During the first quarter of 2021, we received aggregate proceeds of $16.5 million for the redemption and sale of marketable debt securities, resulting in total gains of $1.0 million which is recorded in income from loans and investments in our Consolidated Statements of Income. As of December 31, 2020, $1.2 million of unrealized gain was presented within accumulated other comprehensive income related to these securities. These securities had a weighted average interest rate of 8.3% and were due to mature between 2024 and 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Investments in Unconsolidated Real Estate Entities

Through our Ventas Investment Management Platform, which consolidates our extensive third-party capital ventures under a single brand and umbrella, we partner with third-party institutional investors to invest with us in healthcare real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner. Below is a summary of our investments in unconsolidated real estate entities as of September 30, 2021 and December 31, 2020, respectively:

	Ownership As of (1)		Carrying Amount As of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
			(In thousands)
Investment in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	21.1%	22.9%	$271,494	$279,983
Pension Fund Joint Venture	22.9%	22.8%	30,277	34,690
Research & Innovation Development Joint Venture	51.0%	50.3%	200,311	123,445
Ventas Investment Management Platform			502,082	438,118
All other (2)	34.0%-50.0%	34.0%-50.0%	5,798	5,570
Total investments in unconsolidated real estate entities			$507,880	$443,688

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

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.2 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, and $8.9 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively. Such amounts are included in office building and other services revenue in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent, Atria and ESL, which are included within other assets on our Consolidated Balance Sheets. Our 34% ownership interest in Atria entitles us to customary minority rights and protections, including the right to appoint two of six members to the Atria Board of Directors. Our 34% ownership interest in ESL entitles us to customary minority rights and protections, including the right to appoint two of six members to the ESL Board of Directors. ESL management owns the 66% controlling interest. Our 9.8% ownership interest in Ardent entitles us to customary minority rights and protections, including the right to appoint one of 11 members of the Ardent Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8—INTANGIBLES

The following is a summary of our intangibles:

	As of September 30, 2021		As of December 31, 2020
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$137,166	6.0	$140,096	6.4
In-place and other lease intangibles	1,235,296	6.8	1,090,790	10.7
Goodwill	1,046,070	N/A	1,051,650	N/A
Other intangibles	34,512	6.8	35,870	10.0
Accumulated amortization	(921,399)	N/A	(941,462)	N/A
Net intangible assets	$1,531,645	6.8	$1,376,944	10.3
Intangible liabilities:
Below market lease intangibles	$334,437	9.8	$339,265	14.3
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(241,810)	N/A	(212,655)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$109,693	9.8	$143,676	14.3

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

NOTE 9—OTHER ASSETS

The following is a summary of our other assets:

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Straight-line rent receivables	$173,591	$169,711
Non-mortgage loans receivable, net	63,989	57,077
Stock warrants	68,884	50,098
Marketable debt securities	—	237,553
Other intangibles, net	7,474	4,659
Investment in unconsolidated operating entities	78,813	63,768
Other	250,502	224,363
Total other assets	$643,253	$807,229

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt:

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Unsecured revolving credit facility (1)	$49,141	$39,395
Commercial paper notes	370,000	—
Secured revolving construction credit facility due 2022	—	154,098
Floating Rate Senior Notes, Series F due 2021 (2)	236,630	235,664
3.25% Senior Notes due 2022	—	263,687
3.30% Senior Notes, Series C due 2022 (2)	197,192	196,386
Unsecured term loan due 2023	200,000	200,000
3.125% Senior Notes due 2023	—	400,000
3.10% Senior Notes due 2023	—	400,000
2.55% Senior Notes, Series D due 2023 (2)	216,911	216,025
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	197,192	196,386
2.80% Senior Notes, Series E due 2024 (2)	473,261	471,328
Unsecured term loan due 2025 (2)	394,384	392,773
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	—
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,582,812	2,092,106
Total	12,142,746	11,983,071
Deferred financing costs, net	(71,313)	(68,343)
Unamortized fair value adjustment	35,316	12,618
Unamortized discounts	(27,914)	(31,934)
Senior notes payable and other debt	$12,078,835	$11,895,412

(1)As of September 30, 2021 and December 31, 2020, respectively, $23.3 million and $12.2 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $25.9 million and $27.2 million were denominated in British pounds as of September 30, 2021 and December 31, 2020, respectively.
(2)Canadian Dollar debt obligations shown in U.S. Dollars.
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

As of September 30, 2021, we had $2.7 billion of undrawn capacity on our New Credit Facility with $49.1 million borrowings outstanding and an additional $24.9 million restricted to support outstanding letters of credit. We limit our use of the New Credit Facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. As of September 30, 2021, we had $370.0 million of commercial paper outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2021, we had $370.0 million in borrowings outstanding under our commercial paper program.

As of September 30, 2021, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of September 30, 2021, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

During the three months ended September 30, 2021, we terminated the $400.0 million secured revolving construction credit facility, resulting in a loss on extinguishment of debt of $0.5 million for the three months ended September 30, 2021. There were no borrowings outstanding under the secured revolving construction credit facility as of September 30, 2021.

Senior Notes

In August 2021, Ventas Realty issued and sold $500.0 million aggregate principal amount of 2.50% senior notes due 2031 at 99.74% of par.

In August 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.125% senior notes due 2023, resulting in a loss on extinguishment of debt of $20.9 million for the three months ended September 30, 2021. The redemption settled in September 2021, principally using cash on hand.

In July 2021, Ventas Realty and Ventas Capital Corporation issued a make whole notice of redemption for the entirety of the $263.7 million aggregate principal amount of 3.25% senior notes due 2022, resulting in a loss on extinguishment of debt of $8.2 million for the three months ended September 30, 2021. The redemption settled in August 2021, principally using cash on hand.

In February 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, resulting in a loss on extinguishment of debt of $27.3 million for the three months ended March 31, 2021. The redemption settled in March 2021, principally using cash on hand.

Mortgages

In September 2021, we assumed $482.5 million in mortgage debt in connection with the New Senior Acquisition, including a $25.4 million fair value premium which will be amortized over the remaining term through interest expense in our Consolidated Statement of Income. See “Note 4 – Acquisitions Of Real Estate Property”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of September 30, 2021, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2021	$293,626	$370,000	$15,082	$678,708
2022	564,208	—	52,150	616,358
2023	810,886	—	38,684	849,570
2024	1,636,695	—	32,915	1,669,610
2025	2,045,971	49,141	26,761	2,121,873
Thereafter	6,077,692	—	128,935	6,206,627
Total maturities	$11,429,078	$419,141	$294,527	$12,142,746

(1)At September 30, 2021, we had $275.4 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $143.8 million of unrestricted cash and cash equivalents.

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$143,770	$143,770	$413,327	$413,327
Escrow deposits and restricted cash	52,752	52,752	38,313	38,313
Stock warrants	68,884	68,884	50,098	50,098
Secured mortgage loans and other, net	488,999	477,114	555,840	508,707
Non-mortgage loans receivable, net	63,989	64,346	57,077	57,009
Marketable debt securities	—	—	237,553	237,553
Government-sponsored pooled loan investments, net	41,440	41,440	49,727	49,727
Derivative instruments	763	763	2	2
Liabilities:
Senior notes payable and other debt, gross	12,142,746	13,040,731	11,983,071	13,075,337
Derivative instruments	16,286	16,286	28,338	28,338
Redeemable OP Units	194,424	194,424	145,983	145,983

For a discussion of the assumptions considered, refer to “Note 2 – Accounting Policies.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

NOTE 12—LITIGATION

Litigation Related to the New Senior Acquisition

Following announcement of the New Senior Acquisition, purported stockholders of New Senior filed nine complaints relating thereto in federal district court against New Senior and New Senior’s board of directors (collectively, the “Federal Complaints”). One of the complaints also named Ventas and Merger Sub as a defendant. The Federal Complaints alleged violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Act”). In addition, one purported stockholder

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

of New Senior filed a lawsuit relating to the New Senior Acquisition in state court against New Senior, New Senior’s board of directors, and Ventas alleging fraudulent and negligent misrepresentation and concealment under New York law (the “State Court Action”). Ventas believes that the Federal Complaints and the State Court Action were without merit.

On September 7, 2021, without conceding that any further disclosures were required under applicable law, New Senior issued supplemental disclosures on a Form 8-K addressing certain of the alleged deficiencies in the proxy statement. Thereafter, between September 7, 2021 and the filing of this Quarterly Report on Form 10-Q, all of the Federal Complaints were dismissed and, without conceding any liability, and solely to reduce the risk of any potential disruption or delay to the closing of the New Senior Acquisition and to minimize potential cost and expense, New Senior, New Senior’s board and Ventas entered into a settlement of the State Court Action.

Other Litigation

From time to time, we are party to other various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. These legal and regulatory matters may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practice claims and employment claims, as well as regulatory proceedings, including proceedings related to our senior living operations, where we are typically the holder of the applicable healthcare license. In certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our tenants, operators, managers or other third parties against, or may otherwise be responsible for, such actions, proceedings or claims. In other circumstances, certain of our tenants, operators, managers or other third parties may be obligated to indemnify, defend and hold us harmless in whole or in part with respect to certain actions, legal or regulatory proceedings. We cannot assure you that these third parties will be able to satisfy their defense and indemnification obligations to us. Legal and regulatory matters to which we are subject or for which we are otherwise responsible may not be fully insured and some may allege large damage amounts.

It is the opinion of management that the disposition of any such lawsuits, investigations, claims and other legal and regulatory proceedings that are currently pending will not, individually or in the aggregate, have a material adverse effect on us. However, regardless of the merits of a particular legal or regulatory matter, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these lawsuits, investigations, claims and other legal and regulatory proceedings, and if management’s assessment of our liability with respect thereto is incorrect, such legal or regulatory matters could have a material adverse effect on us.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the nine months ended September 30, 2021, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended September 30, 2021 and 2020 was an expense of $3.8 million and a benefit of $3.2 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2021 and 2020 was an expense of $9.6 million and a benefit of $95.9 million, respectively. The income tax expense for the three months ended September 30, 2021 was primarily due to a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities. The income tax expense for the nine months ended September 30, 2021 was primarily due to a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities, a $2.9 million net deferred tax expense related to an internal restructuring of certain U.S. taxable REIT subsidiaries, and a $3.4 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the UK.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $65.2 million and $62.6 million as of September 30, 2021 and December 31, 2020, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $11.5 million and $10.0 million as of September 30, 2021 and December 31, 2020, respectively, and related primarily to loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2018 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2017 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2017 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2020.

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

In September 2021, we issued approximately 13.3 million shares of our common stock in connection with the New Senior Acquisition.

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). As of September 30, 2021, we had $129.0 million remaining under our existing ATM program. During the three months ended September 30, 2021, we sold 10.6 million shares of our common stock under our ATM program for gross proceeds of $611.7 million, representing an average price of $57.73 per share. During the nine months ended September 30, 2021, we sold 10.9 million shares of our common stock under our ATM program for gross proceeds of $626.4 million, representing an average price of $57.71 per share.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss:

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Foreign currency translation	$(56,250)	$(51,947)
Available for sale securities	2,996	25,712
Derivative instruments	(14,347)	(28,119)
Total accumulated other comprehensive loss	$(67,601)	$(54,354)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$62,774	$13,737	$95,664	$329,232
Net income	62,774	13,737	95,664	329,232
Net income attributable to noncontrolling interests	2,094	986	5,802	534
Net income attributable to common stockholders	$60,680	$12,751	$89,862	$328,698
Denominator:
Denominator for basic earnings per share—weighted average shares	381,996	373,177	377,271	372,997
Effect of dilutive securities:
Stock options	72	—	45	—
Restricted stock awards	404	163	340	147
OP unitholder interests	3,051	2,955	2,987	2,968
Denominator for diluted earnings per share—adjusted weighted average shares	385,523	376,295	380,643	376,112
Basic earnings per share:
Income from continuing operations	$0.16	$0.04	$0.25	$0.88
Net income attributable to common stockholders	0.16	0.03	0.24	0.88
Diluted earnings per share:
Income from continuing operations	$0.16	$0.04	$0.25	$0.88
Net income attributable to common stockholders	0.16	0.03	0.24	0.87

NOTE 16—SEGMENT INFORMATION

As of September 30, 2021, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summary information by reportable business segment is as follows:

	For the Three Months Ended September 30, 2021
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$181,379	$—	$201,673	$—	$383,052
Resident fees and services	—	558,039	—	—	558,039
Office building and other services revenue	—	—	2,872	2,969	5,841
Income from loans and investments	—	—	—	28,729	28,729
Interest and other income	—	—	—	417	417
Total revenues	$181,379	$558,039	$204,545	$32,115	$976,078

Total revenues	$181,379	$558,039	$204,545	$32,115	$976,078
Less:
Interest and other income	—	—	—	417	417
Property-level operating expenses	3,268	453,659	66,401	—	523,328
Office building services costs	—	—	522	—	522
Segment NOI	$178,111	$104,380	$137,622	$31,698	451,811
Interest and other income					417
Interest expense					(108,816)
Depreciation and amortization					(313,596)
General, administrative and professional fees					(30,259)
Loss on extinguishment of debt, net					(29,792)
Merger-related expenses and deal costs					(22,662)
Allowance on loans receivable and investments					60
Other					(33,673)
Income from unconsolidated entities					2,772
Gain on real estate dispositions					150,292
Income tax expense					(3,780)
Income from continuing operations					62,774
Net income					62,774
Net income attributable to noncontrolling interests					2,094
Net income attributable to common stockholders					$60,680

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended September 30, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$156,136	$—	$198,376	$—	$354,512
Resident fees and services	—	541,322	—	—	541,322
Office building and other services revenue	—	—	2,440	1,428	3,868
Income from loans and investments	—	—	—	18,666	18,666
Interest and other income	—	—	—	572	572
Total revenues	$156,136	$541,322	$200,816	$20,666	$918,940

Total revenues	$156,136	$541,322	$200,816	$20,666	$918,940
Less:
Interest and other income	—	—	—	572	572
Property-level operating expenses	5,398	422,653	66,934	—	494,985
Office building services costs	—	—	557	—	557
Segment NOI	$150,738	$118,669	$133,325	$20,094	422,826
Interest and other income					572
Interest expense					(115,505)
Depreciation and amortization					(249,366)
General, administrative and professional fees					(32,081)
Loss on extinguishment of debt, net					(7,386)
Merger-related expenses and deal costs					(11,325)
Allowance on loans receivable and investments					(4,999)
Other					(5,681)
Income from unconsolidated entities					865
Gain on real estate dispositions					12,622
Income tax benefit					3,195
Income from continuing operations					13,737
Net income					13,737
Net income attributable to noncontrolling interests					986
Net income attributable to common stockholders					$12,751

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Nine Months Ended September 30, 2021
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$500,487	$—	$599,516	$—	$1,100,003
Resident fees and services	—	1,622,641	—	—	1,622,641
Office building and other services revenue	—	—	7,756	8,416	16,172
Income from loans and investments	—	—	—	65,404	65,404
Interest and other income	—	—	—	1,343	1,343
Total revenues	$500,487	$1,622,641	$607,272	$75,163	$2,805,563

Total revenues	$500,487	$1,622,641	$607,272	$75,163	$2,805,563
Less:
Interest and other income	—	—	—	1,343	1,343
Property-level operating expenses	12,525	1,296,301	195,297	—	1,504,123
Office building services costs	—	—	1,798	—	1,798
Segment NOI	$487,962	$326,340	$410,177	$73,820	1,298,299
Interest and other income					1,343
Interest expense					(329,634)
Depreciation and amortization					(878,444)
General, administrative and professional fees					(101,156)
Loss on extinguishment of debt, net					(56,808)
Merger-related expenses and deal costs					(28,000)
Allowance on loans receivable and investments					9,021
Other					(10,755)
Income from unconsolidated entities					7,289
Gain on real estate dispositions					194,083
Income tax expense					(9,574)
Income from continuing operations					95,664
Net income					95,664
Net income attributable to noncontrolling interests					5,802
Net income attributable to common stockholders					$89,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Nine Months Ended September 30, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$527,238	$—	$599,696	$—	$1,126,934
Resident fees and services	—	1,667,421	—	—	1,667,421
Office building and other services revenue	—	—	6,871	3,798	10,669
Income from loans and investments	—	—	—	62,203	62,203
Interest and other income	—	—	—	6,965	6,965
Total revenues	$527,238	$1,667,421	$606,567	$72,966	$2,874,192

Total revenues	$527,238	$1,667,421	$606,567	$72,966	$2,874,192
Less:
Interest and other income	—	—	—	6,965	6,965
Property-level operating expenses	17,004	1,265,362	192,192	—	1,474,558
Office building services costs	—	—	1,827	—	1,827
Segment NOI	$510,234	$402,059	$412,548	$66,001	1,390,842
Interest and other income					6,965
Interest expense					(355,333)
Depreciation and amortization					(847,797)
General, administrative and professional fees					(100,621)
Loss on extinguishment of debt, net					(7,386)
Merger-related expenses and deal costs					(26,129)
Allowance on loans receivable and investments					(34,654)
Other					(16,750)
Loss from unconsolidated entities					(15,861)
Gain on real estate dispositions					240,101
Income tax benefit					95,855
Income from continuing operations					329,232
Net income					329,232
Net income attributable to noncontrolling interests					534
Net income attributable to common stockholders					$328,698

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Capital expenditures:
Triple-net leased properties	$75,544	$11,832	$92,683	$33,000
Senior living operating properties	1,093,773	46,349	1,193,646	129,165
Office properties	52,627	112,432	140,841	319,834
Total capital expenditures	$1,221,944	$170,613	$1,427,170	$481,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenues:
United States	$859,524	$817,949	$2,460,534	$2,569,467
Canada	109,046	96,896	322,422	287,056
United Kingdom	7,508	4,095	22,607	17,669
Total revenues	$976,078	$918,940	$2,805,563	$2,874,192

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Net real estate property:
United States	$18,545,381	$17,303,816
Canada	2,997,492	2,983,924
United Kingdom	249,122	262,295
Total net real estate property	$21,791,995	$20,550,035

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

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) the impact of the ongoing COVID-19 pandemic, including of the Delta or any other variant, on our revenue, level of profitability, liquidity and overall risk exposure and the implementation and impact of regulations related to the CARES Act and other stimulus legislation and any future COVID-19 relief measures; (b) our ability to achieve the anticipated benefits and synergies from the acquisition of, and the risk of greater than expected costs or other difficulties related to the integration of, New Senior (c) our exposure and the exposure of our tenants, borrowers and managers to complex healthcare and other regulation and the challenges and expense associated with complying with such regulation; (d) the potential for significant general and commercial claims, legal actions, regulatory proceedings or enforcement actions that could subject us or our tenants, borrowers or managers to increased operating costs and uninsured liabilities; (e) the impact of market and general economic conditions, including economic and financial market events, or events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public capital markets; (f) our ability, and the ability of our tenants, borrowers and managers, to navigate the trends impacting our or their businesses and the industries in which we or they operate; (g) the risk of bankruptcy, insolvency or financial deterioration of our tenants, borrowers, managers and other obligors and our ability to foreclose successfully on the collateral securing our loans and other investments in the event of a borrower default; (h) our ability to identify and consummate future investments in or dispositions of healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles; (i) our ability to attract and retain talented employees; (j) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply; (k) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, borrowers or managers; (l) increases in the Company’s borrowing costs as a result of becoming more leveraged or as a result of changes in interest rates and phasing out of LIBOR rates; (m) our reliance on third parties to operate a majority of our assets and our limited control and influence over such operations and results; (n) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (o) the adequacy of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (p) the occurrence of cyber incidents that could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation; (q) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, borrowers or managers; and (r) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change.

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

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing, life science, research and innovation, and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2021, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), and health systems, which we generally refer to as “healthcare real estate.” Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 16 – Segment Information,” included in Item 1 of this Quarterly Report on Form 10-Q. Our senior housing properties are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our senior living operations reportable business segment.

As of September 30, 2021, we leased a total of 354 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 12 properties and 32 properties, respectively, as of September 30, 2021.

As of September 30, 2021, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 551 senior housing communities in our senior living operations segment for us.

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

During fiscal 2020 and continuing into fiscal 2021, our business has been and continues to be impacted by both the COVID-19 pandemic itself, including actions taken to prevent the spread of the virus and its variants, and the ongoing consequences and effects of the pandemic on our business, including our senior housing business, and the broader economy. The future impact of the COVID-19 pandemic and its ongoing consequences for the U.S. economy and our business remain highly uncertain. The extent of the pandemic’s continuing effect on our operational and financial performance will depend on a variety of factors, including the ultimate duration of the pandemic; the speed at which vaccines and other clinical treatments are successfully developed and deployed; the rate of acceptance of available vaccines, particularly among the residents and staff in our senior housing communities and the labor force more broadly; the impact of new variants of the virus and the effectiveness of vaccines and other clinical treatments against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; the availability of ongoing government financial support to our business, tenants and operators; and the slope and pace of recovery of our senior housing business and the U.S. economy more generally. The pandemic and actions taken in response to the pandemic have had broad economic consequences, including for the labor market and global supply chain, which have affected and may continue to affect our business.

2021 Highlights

Investments and Dispositions

•In September 2021, we completed our acquisition of New Senior Investment Group, Inc. (“New Senior”) for a purchase price of $2.3 billion in an all-stock transaction, which added over 100 independent living properties to our senior housing portfolio. We funded the transaction through the issuance of approximately 13.3 million shares of our common stock, the assumption of $482.5 million of New Senior mortgage debt and $1.1 billion of cash paid at closing.

•In September 2021, we completed a buyout of Pacific Medical Buildings’ interest in the state-of-the-art, newly developed Sutter Van Ness Medical Office Building.

•In July 2021, we received $66 million from Holiday Retirement as repayment in full of secured notes which Holiday Retirement previously issued to us as part of a lease termination transaction entered into in April 2020.

•In July 2021, we received $224 million for the full redemption of Ardent’s outstanding 9.75% Senior Notes due 2026 at a price equal to 107.313% of the principal amount of the notes, plus accrued and unpaid interest. This redemption resulted in a gain of $16.6 million.

•During the nine months ended September 30, 2021, we sold 33 properties for aggregate consideration of $497.3 million and we recognized gains on the sale of these assets of $194.1 million.

•In November, we completed the approximately $180 million acquisition of six Canadian senior housing communities that will be operated under a management contract and the $58 million acquisition of a behavioral health center in Plano, Texas.

•In the fourth quarter of 2021, we received proceeds of $45.0 million in full repayment of a cash pay note issued in 2020 from Brookdale Senior Living and proceeds of $22.2 million for the sale of certain real estate properties.

Liquidity and Capital

•In August 2021, Ventas Realty issued and sold $500.0 million aggregate principal amount of 2.50% senior notes due 2031 at an amount equal to 99.74% of par.

•In August 2021, Ventas Realty Limited Partnership (“Ventas Realty”) issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.125% senior notes due 2023, resulting in a loss on extinguishment of debt of $20.9 million for the three months ended September 30, 2021. The redemption settled in September 2021, principally using cash on hand.

•In July 2021, Ventas Realty and Ventas Capital Corporation issued a make whole notice of redemption for the entirety of the $263.7 million aggregate principal amount of 3.25% senior notes due 2022, resulting in a loss on extinguishment of debt of $8.2 million for the three months ended September 30, 2021. The redemption settled in August 2021, principally using cash on hand.

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

•During the three months ended September 30, 2021, we sold 10.6 million shares of our common stock under our “at-the-market” equity offering program (“ATM program”) for gross proceeds of $611.7 million, representing an average price of $57.73 per share. During the nine months ended September 30, 2021, we sold 10.9 million shares of our common stock under our ATM program for gross proceeds of $626.4 million, representing an average price of $57.71 per share.

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

•During the nine months ended September 30, 2021, we recognized $9.9 million of expenses relating to natural disaster events.

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

	As of September 30, 2021	As of December 31, 2020
Investment mix by asset type (1):
Senior housing communities	66.7%	63.5%
MOBs	17.5	19.7
Life science, research and innovation centers	6.9	7.1
Health systems	5.0	5.2
IRFs and LTACs	1.6	1.7
Skilled nursing facilities (“SNFs”)	0.6	0.7
Secured loans receivable and investments, net	1.7	2.1
Investment mix by tenant, operator and manager (1):
Atria	19.9%	20.8%
Sunrise	10.0	10.4
Brookdale Senior Living	7.9	8.2
Ardent	4.7	4.9
Kindred	1.0	1.1
All other	56.5	54.6

(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	57.2%	59.1%	58.0%	58.1%
Brookdale Senior Living (2)	3.8	4.0	4.0	4.5
Ardent	3.3	3.3	3.4	3.2
Kindred	3.5	3.6	3.6	3.4
All others	32.2	30.0	31.0	30.8
Adjusted EBITDA:
Senior living operations	25.2%	28.6%	26.5%	29.9%
Brookdale Senior Living (2)	9.2	8.9	9.1	9.6
Ardent	7.8	7.4	7.8	6.8
Kindred	8.3	7.9	8.2	7.3
All others	49.5	47.2	48.4	46.4
Net operating income (“NOI”):
Senior living operations	23.2%	28.4%	25.4%	29.1%
Brookdale Senior Living (2)	8.2	8.8	8.6	9.3
Ardent	7.1	7.2	7.3	6.5
Kindred	7.5	7.8	7.7	7.1
All others	54.0	47.8	51.0	48.0
Operations mix by geographic location (3):
California	14.5%	15.8%	15.0%	15.7%
New York	7.5	8.0	7.7	8.2
Texas	5.9	6.0	6.0	6.1
Pennsylvania	4.5	4.2	4.6	4.6
North Carolina	3.9	4.0	4.0	4.1
All others	63.7	61.9	62.8	61.2

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

Triple-Net Lease Performance and Expirations

Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the nine months ended September 30, 2021, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Results of Operations

As of September 30, 2021, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. For further information regarding our reportable business segments and a discussion of our definition of segment NOI, see “Note 16 – Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Three Months Ended September 30, 2021 and 2020

The table below shows our results of operations for the three months ended September 30, 2021 and 2020 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$178,111	$150,738	$27,373	18.2%
Senior living operations	104,380	118,669	(14,289)	(12.0)
Office operations	137,622	133,325	4,297	3.2
All other	31,698	20,094	11,604	57.7
Total segment NOI	451,811	422,826	28,985	6.9
Interest and other income	417	572	(155)	(27.1)
Interest expense	(108,816)	(115,505)	6,689	5.8
Depreciation and amortization	(313,596)	(249,366)	(64,230)	(25.8)
General, administrative and professional fees	(30,259)	(32,081)	1,822	5.7
Loss on extinguishment of debt, net	(29,792)	(7,386)	(22,406)	nm
Merger-related expenses and deal costs	(22,662)	(11,325)	(11,337)	nm
Allowance on loans receivable and investments	60	(4,999)	5,059	nm
Other	(33,673)	(5,681)	(27,992)	nm
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(86,510)	(2,945)	(83,565)	nm
Income from unconsolidated entities	2,772	865	1,907	nm
Gain on real estate dispositions	150,292	12,622	137,670	nm
Income tax (expense) benefit	(3,780)	3,195	(6,975)	nm
Income from continuing operations	62,774	13,737	49,037	nm
Net income	62,774	13,737	49,037	nm
Net income attributable to noncontrolling interests	2,094	986	(1,108)	nm
Net income attributable to common stockholders	$60,680	$12,751	47,929	nm

nm - not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2021.

	For the Three Months Ended September 30,		Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$181,379	$156,136	$25,243	16.2%
Less: Property-level operating expenses	(3,268)	(5,398)	2,130	39.5
Segment NOI	$178,111	$150,738	27,373	18.2

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

The segment NOI increase in our triple-net leased portfolio was primarily driven by the $22.3 million non-cash impact of a lease termination in connection with a transition to a new operator under a management contract during the third quarter of 2021 and $14.3 million of COVID-19 related write-offs of previously accrued straight-line rental income during the third quarter of 2020, partially offset by $9.0 million attributable to rental income from communities that were sold or transitioned to our senior housing operating portfolio before the third quarter of 2021.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2021 and 2020 for the second quarter of 2021 and 2020, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at September 30, 2021	Average Occupancy for the Three Months Ended June 30, 2021	Number of Properties Owned at September 30, 2020	Average Occupancy for the Three Months Ended June 30, 2020
Senior housing communities	268	74.5%	303	80.6%
SNFs	16	75.2	16	78.9
IRFs and LTACs	36	59.3	35	56.9

The following table compares results of operations for our 338 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended September 30,		Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$151,321	$139,155	$12,166	8.7%
Less: Property-level operating expenses	(3,008)	(3,876)	868	22.4
Segment NOI	$148,313	$135,279	13,034	9.6

The segment NOI increase in our same-store triple net leased portfolio was primarily driven by $14.3 million of COVID-19 related write-offs of previously accrued straight-line rental income in the third quarter of 2020.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2021. For senior housing communities in our senior living operations reportable business segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$558,039	$541,322	$16,717	3.1%
Less: Property-level operating expenses	(453,659)	(422,653)	(31,006)	(7.3)
Segment NOI	$104,380	$118,669	(14,289)	(12.0)

	Number of Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Total communities	542	431	79.6%	79.8%	$4,556	$4,708

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

The period over period segment NOI decrease in our senior living operating portfolio was primarily driven by lower occupancy and revenue per occupied room and higher operating expenses, principally labor costs, partially offset by lower COVID-19 related costs in 2021, the transition of assets from our triple-net portfolio to our senior living operating portfolio and development properties placed in service.

The following table compares results of operations for our 306 same-store senior living operating communities.

	For the Three Months Ended September 30,		Decrease to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$439,728	$444,029	$(4,301)	(1.0)%
Less: Property-level operating expenses	(337,314)	(326,767)	(10,547)	(3.2)
Segment NOI	$102,414	$117,262	(14,848)	(12.7)

	Number of Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Same-store communities	306	306	82.6%	82.0%	$4,683	$4,760

The period over period segment NOI decrease in our same-store senior living operating portfolio was primarily driven by lower revenue per occupied room and higher operating expenses, principally labor costs, partially offset by lower COVID-19 related costs in 2021.

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2021. For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended September 30,		Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$201,673	$198,376	$3,297	1.7%
Office building services revenues	2,872	2,440	432	17.7
Total revenues	204,545	200,816	3,729	1.9
Less:
Property-level operating expenses	(66,401)	(66,934)	533	0.8
Office building services costs	(522)	(557)	35	6.3
Segment NOI	$137,622	$133,325	4,297	3.2

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Total office buildings	348	377	90.5%	89.9%	$35	$34

The increase in office segment NOI for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to contractual rent increases, new leasing, sustained retention and improved parking revenues, partially offset by dispositions of non-core assets during the three months ended September 30, 2021.

The following table compares results of operations for our 335 same-store office buildings.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$189,296	$177,665	$11,631	6.5%
Less: Property-level operating expenses	(59,681)	(59,175)	(506)	(0.9)
Segment NOI	$129,615	$118,490	11,125	9.4

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Same-store office buildings	335	335	92.0%	91.9%	$35	$34

The increase in our same-store office operations segment NOI for the three months ended September 30, 2021 over the same period in 2020 was primarily due to contractual rent escalators, new leasing, sustained tenant retention and improved parking income.

Segment NOI —All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $11.6 million increase in all other segment NOI for the three months ended September 30, 2021 over the same period in 2020 was primarily due to the $16.6 million gain recognized in the third quarter of 2021 for the redemption of Ardent’s outstanding 9.75% Senior Notes due 2026 and increased management fee revenues from investments in unconsolidated real estate entities, partially offset by reduced interest income from a lower balance of loans receivable investments.

Company Results

Interest and Other Income

The $0.2 million decrease in interest and other income for the three months ended September 30, 2021 was primarily due to lower interest income on short-term investments.

Interest Expense

The $6.7 million decrease in interest expense for the three months ended September 30, 2021 compared to the same period in 2020 was primarily attributable to lower debt balances. Our weighted average effective interest rate was 3.6% for both the three months ended September 30, 2021 and 2020. Capitalized interest for the three months ended September 30, 2021 and 2020 was $2.7 million and $2.5 million, respectively.

Depreciation and Amortization

The $64.2 million increase in depreciation and amortization expense was primarily due to impairments recognized in the third quarter of 2021 related to properties sold or classified as held for sale.

General, Administrative and Professional Fees

The $1.8 million decrease in general, administrative and professional fees was primarily due to lower professional fees offset by increased compensation and benefits.

Loss on Extinguishment of Debt

The $22.4 million increase in loss on extinguishment of debt is primarily related to the $29.1 million loss recognized during the third quarter of 2021 for the redemptions of $400.0 million aggregate principal amount of 3.125% senior notes due 2023 and $263.7 million aggregate principal amount of 3.25% senior notes due 2022, partially offset by the $7.4 million non-cash loss recognized in the third quarter of 2020 for the redemption of $236.3 million aggregate principal amount of 3.25% senior notes due 2022.

Merger-Related Expenses and Deal Costs

The $11.3 million increase in merger-related expenses and deal costs was primarily associated with increased costs in 2021 related to operator transitions, including Eclipse Senior Living, Inc. (“ESL”), partially offset by costs incurred during the third quarter of 2020 related to our lease modification with Brookdale Senior Living.

Allowance on Loans Receivable and Investments

The $5.1 million decrease in allowance on loans receivable and investments was due to the third quarter 2020 recognition of COVID-19 related credit losses.

Other

The $28.0 million change in other was primarily due to a third quarter of 2021 decrease of $25.4 million in the fair value of stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020.

Income from Unconsolidated Entities

The $1.9 million increase in income from unconsolidated entities was primarily due to our share of increased net income from our investees.

Gain on Real Estate Dispositions

The $137.7 million increase in gain on real estate dispositions was primarily due to the dispositions of 14 medical office buildings and one triple-net leased property that resulted in gains on sale of real estate of $148.8 million recognized during the third quarter of 2021.

Income Tax (Expense) Benefit

The $3.8 million of income tax expense for the three months ended September 30, 2021 as compared to the $3.2 million income tax benefit for the same period in 2020 was primarily due to non-cash tax expense relating to the third quarter 2021 redemption of Ardent Senior Notes and a third quarter 2020 income tax benefit from operating losses at our TRS entities.

Nine Months Ended September 30, 2021 and 2020

The table below shows our results of operations for the nine months ended September 30, 2021 and 2020 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Nine Months Ended September 30,		(Decrease) Increase to Net Income
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$487,962	$510,234	$(22,272)	(4.4)%
Senior living operations	326,340	402,059	(75,719)	(18.8)
Office operations	410,177	412,548	(2,371)	(0.6)
All other	73,820	66,001	7,819	11.8
Total segment NOI	1,298,299	1,390,842	(92,543)	(6.7)
Interest and other income	1,343	6,965	(5,622)	(80.7)
Interest expense	(329,634)	(355,333)	25,699	7.2
Depreciation and amortization	(878,444)	(847,797)	(30,647)	(3.6)
General, administrative and professional fees	(101,156)	(100,621)	(535)	(0.5)
Loss on extinguishment of debt, net	(56,808)	(7,386)	(49,422)	nm
Merger-related expenses and deal costs	(28,000)	(26,129)	(1,871)	(7.2)
Allowance on loans receivable and investments	9,021	(34,654)	43,675	nm
Other	(10,755)	(16,750)	5,995	35.8
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(96,134)	9,137	(105,271)	nm
Income (loss) from unconsolidated entities	7,289	(15,861)	23,150	nm
Gain on real estate dispositions	194,083	240,101	(46,018)	(19.2)
Income tax (expense) benefit	(9,574)	95,855	(105,429)	nm
Income from continuing operations	95,664	329,232	(233,568)	(70.9)
Net income	95,664	329,232	(233,568)	(70.9)
Net income attributable to noncontrolling interests	5,802	534	(5,268)	nm
Net income attributable to common stockholders	$89,862	$328,698	(238,836)	(72.7)
nm - not meaningful

Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2021.

	For the Nine Months Ended September 30,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$500,487	$527,238	$(26,751)	(5.1)%
Less: Property-level operating expenses	(12,525)	(17,004)	4,479	26.3
Segment NOI	$487,962	$510,234	(22,272)	(4.4)
nm - not meaningful

The decrease in our triple-net leased properties segment NOI for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by (i) a $69.0 million reduction (including $18.2 million of contractual rent) attributable to the net impact of the transition of 26 independent living assets operated by Holiday Retirement, from our triple-

net portfolio to our senior housing operating portfolio in the beginning of the second quarter of 2020, (ii) a $17.6 million reduction in rental income under our lease with Brookdale Senior Living following modification of the lease in the third quarter of 2020, and (iii) a $19.5 million reduction attributable to rental income from communities that were sold or transitioned to our senior housing operating portfolio prior to September 30, 2021. These decreases were partially offset by the $22.3 million non-cash impact of a lease termination in connection with a transition to a new operator under a management contract during the third quarter of 2021 and $67.6 million of COVID-19 related write-offs of previously accrued straight-line rental income during the second and third quarters of 2020.

The following table compares results of operations for our 337 same-store triple-net leased properties.

	For the Nine Months Ended September 30,		Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$453,612	$413,485	$40,127	9.7%
Less: Property-level operating expenses	(10,658)	(10,885)	227	2.1
Segment NOI	$442,954	$402,600	40,354	10.0
nm - not meaningful
The increase in our same-store triple-net leased properties segment NOI for the nine months ended September 30, 2021 over the same period in 2020 was attributable primarily to a $60.8 million of COVID-19 related write-offs of previously accrued straight-line rental income during the second and third quarters of 2020, partially offset by $17.6 million in lower rental income recognized under our lease with Brookdale Senior Living following modification of the lease in the third quarter of 2020.
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2021.

	For the Nine Months Ended September 30,		Decrease to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,622,641	$1,667,421	$(44,780)	(2.7)%
Less: Property-level operating expenses	(1,296,301)	(1,265,362)	(30,939)	(2.4)
Segment NOI	$326,340	$402,059	(75,719)	(18.8)

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Total communities	542	431	77.8%	82.7%	$4,611	$4,811

The period over period decrease in our senior living operations segment NOI was primarily driven by lower revenue from occupancy and declines in revenue per occupied room, partially offset by lower operating expenses and the transition of assets from our triple-net portfolio to our senior living operating portfolio and development properties placed in service. Lower operating expenses in 2021 reflect the receipt of $13.6 million of HHS grants in the first quarter of 2021, which partially mitigated COVID-19 losses incurred by our SHOP communities.

The following table compares results of operations for our 276 same-store senior living operating communities.

	For the Nine Months Ended September 30,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,203,139	$1,310,561	$(107,422)	(8.2)%
Less: Property-level operating expenses	(924,139)	(955,292)	31,153	3.3
Segment NOI	$279,000	$355,269	(76,269)	(21.5)

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Same-store communities	276	276	80.9%	85.0%	$4,938	$5,117

The period over period decrease in our same-store senior living operations segment NOI was primarily attributable to lower revenue from occupancy and declines in revenue per occupied room, partially offset by lower COVID-19 costs during 2021. Lower operating expenses in 2021 reflect the receipt of $7.5 million of HHS grants in the first quarter of 2021, which partially mitigated COVID-19 losses incurred by our SHOP communities.
Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2021.

	For the Nine Months Ended September 30,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$599,516	$599,696	$(180)	—%
Office building services revenue	7,756	6,871	885	12.9
Total revenues	607,272	606,567	705	0.1
Less:
Property-level operating expenses	(195,297)	(192,192)	(3,105)	(1.6)
Office building services costs	(1,798)	(1,827)	29	1.6
Segment NOI	$410,177	$412,548	(2,371)	(0.6)

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Total office buildings	348	377	90.5%	89.9%	$34	$33

The decrease in our office operations segment NOI for the nine months ended September 30, 2021 over the same period in 2020 was attributable primarily to assets sold in the first quarter of 2020, business interruption proceeds received in 2020 and dispositions of non-core assets for the nine months ended September 30, 2021. These decreases were partially offset by new leasing, increased tenant retention and improved parking revenues.

The following table compares results of operations for our 330 same-store office buildings.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2021	2020	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$546,297	$523,813	$22,484	4.3%
Less: Property-level operating expenses	(172,526)	(165,896)	(6,630)	(4.0)
Segment NOI	$373,771	$357,917	15,854	4.4

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Same-store office buildings	330	330	92.0%	91.9%	$35	$33

The increase in our same-store office operations segment NOI for the nine months ended September 30, 2021 over the same period in 2020 was primarily due to contractual rent escalators, new leasing, increased retention and improved parking income.
Segment NOI —All Other
The $7.8 million increase in all other segment NOI for the nine months ended September 30, 2021 over the same period in 2020 was primarily due to the $16.6 million gain recognized in the third quarter of 2021 for the redemption of Ardent’s outstanding 9.75% Senior Notes due 2026 and increased management fee revenues from investments in unconsolidated real estate entities, partially offset by reduced interest income from a lower balance of loans receivable investments.
Company Results
Interest and Other Income
The $5.6 million decrease in interest and other income for the nine months ended September 30, 2021 over the same period in 2020 was primarily due to a 2020 reduction of a liability related to an acquisition and lower interest income on short term investments.
Interest Expense
The $25.7 million decrease in total interest expense for the nine months ended September 30, 2021 over the same period in 2020 was primarily attributable to a decrease of $36.5 million due to lower debt balances, partially offset by an increase of $10.9 million due to a higher effective interest rate. Our weighted average effective interest rate was 3.6% and 3.5% for the nine months ended September 30, 2021 and 2020, respectively. Capitalized interest for the nine months ended September 30, 2021 and 2020 was $8.5 million and $8.1 million, respectively.
Depreciation and Amortization
The $30.6 million increase in depreciation and amortization expense was primarily due to the $173.0 million of 2021 impairments relating to properties that were sold or classified as held for sale, partially offset by $129.5 million of COVID-19 related and disposition related impairments recognized in 2020.

General, Administrative and Professional Fees
The $0.5 million increase in general, administrative and professional fees was primarily due to increased stock-based compensation, partially offset by lower professional fees and the impact of a reduced headcount in 2020.

Loss on Extinguishment of Debt, Net

The $49.4 million increase in loss on extinguishment of debt, net for the nine months ended September 30, 2021 compared to the same period in 2020 was due to $56.8 million of losses recognized during 2021 for the redemptions of $400.0 million aggregate principal amount of 3.125% senior notes due 2023, $263.7 million aggregate principal amount of 3.25% senior notes due 2022 and $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, partially offset by the $7.4 million non-cash loss recognized in the third quarter of 2020 for the redemption of $236.3 million aggregate principal amount of 3.25% senior notes due 2022.
Merger-Related Expenses and Deal Costs
The $1.9 million increase in merger-related expenses and deal costs was primarily attributable to increased costs in the third quarter of 2021 associated with operator transitions, including ESL, partially offset by costs incurred in the third quarter of 2020, including expenses related to the modification of our lease with Brookdale Senior Living, severance related charges and captive insurance organization costs.
Allowance on Loans Receivable and Investments
The $43.7 million change in allowance on loans receivable and investments was due to the recognition of COVID-19 related credit losses in the second quarter of 2020, which were partially reversed in the first quarter of 2021 due to a change in our estimate of credit losses.

Other
The $6.0 million decrease in other was primarily due to the change in fair value of stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020, partially offset by additional expenses relating to 2021 natural disaster events.
Income (Loss) from Unconsolidated Entities
The $7.3 million of income from unconsolidated entities for the nine months ended September 30, 2021 versus the $15.9 million of loss from unconsolidated entities for the same period in 2020 was due to an impairment of our investment in an unconsolidated operating entity in the second quarter of 2020 and our share of operating results from our unconsolidated entities.
Gain on Real Estate Dispositions
The $46.0 million decrease in gain on real estate dispositions was primarily due to gains recognized in 2020 related to our disposition of six properties during the first quarter of 2020, partially offset by $194.1 million in gains during 2021 for the sale of 33 properties.
Income Tax (Expense) Benefit

The $9.6 million of income tax expense for the nine months ended September 30, 2021 as compared to the $95.9 million income tax benefit for the same period in 2020 was primarily due to a $152.9 million deferred tax benefit related to the internal restructuring of certain U.S. taxable REIT subsidiaries completed within the first quarter of 2020, partially offset by changes in the valuation allowance against deferred tax assets of certain of our TRS entities. The benefit resulted from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the entities other than the TRS entities in this tax-free transaction.

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

The following table summarizes our FFO and Normalized FFO for the three and nine months ended September 30, 2021 and 2020. The decrease in Normalized FFO for the nine months ended September 30, 2021 over the same period in 2020 is principally due to the impact of COVID-19 on our senior housing business, lower rental income from our triple-net lease with Brookdale Senior Living, and the impact of the dispositions during 2020 and 2021, partially offset by a decrease in interest expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income attributable to common stockholders	$60,680	$12,751	$89,862	$328,698
Adjustments:
Real estate depreciation and amortization	312,524	247,969	874,920	843,409
Real estate depreciation related to noncontrolling interests	(4,641)	(4,475)	(13,937)	(12,386)
Real estate depreciation related to unconsolidated entities	4,474	1,360	13,107	3,228
Gain (loss) on real estate dispositions related to noncontrolling interests	232	—	225	(9)
Gain on real estate dispositions	(150,292)	(12,622)	(194,083)	(240,101)
FFO attributable to common stockholders	222,977	244,983	770,094	922,839
Adjustments:
Change in fair value of financial instruments	25,451	1,157	(18,768)	1,134
Non-cash income tax expense (benefit)	2,146	(4,763)	4,656	(90,153)
Loss on extinguishment of debt, net	34,654	7,386	61,670	7,386
Gain on transactions related to unconsolidated entities	(8,808)	(244)	(8,839)	(5)
Merger-related expenses, deal costs and re-audit costs	25,531	12,793	32,660	28,171
Amortization of other intangibles	(22,085)	118	(21,853)	354
Other items related to unconsolidated entities	987	290	1,131	(848)
Non-cash impact of changes to equity plan	(2,359)	(1,923)	4,084	1,635
Natural disaster expenses, net	1,552	125	9,807	1,318
Impact of Holiday lease termination	—	—	—	(50,184)
Write-off of straight-line rental income, net of noncontrolling interests	—	18,408	—	70,776
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	(58)	4,635	(9,015)	44,955
Normalized FFO attributable to common stockholders	$279,988	$282,965	$825,627	$937,378

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income attributable to common stockholders	$60,680	$12,751	$89,862	$328,698
Adjustments:
Interest	108,816	115,505	329,634	355,333
Loss on extinguishment of debt, net	29,792	7,386	56,808	7,386
Taxes (including tax amounts in general, administrative and professional fees)	5,151	(1,849)	13,602	(92,056)
Depreciation and amortization	313,596	249,366	878,444	847,797
Non-cash stock-based compensation expense	4,700	5,765	26,165	17,322
Merger-related expenses, deal costs and re-audit costs	22,662	11,325	28,000	26,128
Net income attributable to noncontrolling interests, adjusted for partners’ share of consolidated entity EBITDA	(6,578)	(6,359)	(19,991)	(18,096)
Loss from unconsolidated entities, adjusted for Ventas share of EBITDA from unconsolidated entities	14,002	11,811	49,581	39,983
Gain on real estate dispositions	(150,292)	(12,622)	(194,083)	(240,100)
Unrealized foreign currency loss (gain)	33	(146)	158	(152)
Change in fair value of financial instruments	25,448	1,155	(18,775)	1,133
Natural disaster expenses, net	1,566	181	9,859	1,162
Write-off of straight-line rental income from Holiday lease termination	—	—	—	(50,184)
Write-off of straight-line rental income, net of noncontrolling interests	—	18,408	—	70,776
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	(58)	4,635	(9,013)	44,955
Adjusted EBITDA	$429,518	$417,312	$1,240,251	$1,340,085

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income attributable to common stockholders	$60,680	$12,751	$89,862	$328,698
Adjustments:
Interest and other income	(417)	(572)	(1,343)	(6,965)
Interest expense	108,816	115,505	329,634	355,333
Depreciation and amortization	313,596	249,366	878,444	847,797
General, administrative and professional fees	30,259	32,081	101,156	100,621
Loss on extinguishment of debt, net	29,792	7,386	56,808	7,386
Merger-related expenses, deal costs and re-audit costs	22,662	11,325	28,000	26,129
Allowance on loans receivable and investments	(60)	4,999	(9,021)	34,654
Other	33,673	5,681	10,755	16,750
Net income attributable to noncontrolling interests	2,094	986	5,802	534
(Income) loss from unconsolidated entities	(2,772)	(865)	(7,289)	15,861
Income tax expense (benefit)	3,780	(3,195)	9,574	(95,855)
Gain on real estate dispositions	(150,292)	(12,622)	(194,083)	(240,101)
NOI	$451,811	$422,826	$1,298,299	$1,390,842

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

Liquidity and Capital Resources

During the nine months ended September 30, 2021, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, and proceeds from asset sales.

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

Loans Receivable and Investments

In October 2021, we received proceeds of $45.0 million in full repayment of a cash pay note from Brookdale Senior Living. The note was issued to us in connection with the modification of our lease with Brookdale Senior Living in the third quarter of 2020.

In July 2021, we received $66 million from Holiday Retirement as repayment in full of secured notes which Holiday Retirement previously issued to us as part of a lease termination transaction entered into in April 2020.

In July 2021, we received aggregate proceeds of $224 million from the redemption of Ardent’s outstanding 9.75% Senior Notes due 2026 at a price equal to 107.313% of the principal amount of the notes, plus accrued and unpaid interest. The redemption resulted in a gain of $16.6 million which is recorded in income from loans and investments in our Consolidated Statements of Income. As of December 31, 2020, $23.0 million of unrealized gain related to these securities was included in accumulated other comprehensive income.

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

As of September 30, 2021, we had $2.7 billion of undrawn capacity on our New Credit Facility with $49.1 million borrowings outstanding and an additional $24.9 million restricted to support outstanding letters of credit. We limit our use of the New Credit Facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. As of September 30, 2021, we had $370.0 million of commercial paper outstanding.

Our wholly owned subsidiary, Ventas Realty, may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the United States commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2021, we had $370.0 million of borrowings outstanding under our commercial paper program.

As of September 30, 2021, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023.  The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of September 30, 2021, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

During the three months ended September 30, 2021, we terminated the $400.0 million secured revolving construction credit facility, resulting in a loss on extinguishment of debt of $0.5 million for the three months ended September 30, 2021. There were no borrowings outstanding under the secured revolving construction credit facility as of September 30, 2021.

Senior Notes

In August 2021, Ventas Realty issued and sold $500.0 million aggregate principal amount of 2.50% senior notes due 2031 at 99.74% of par.

In August 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.125% senior notes due 2023, resulting in a loss on extinguishment of debt of $20.9 million for the three months ended September 30, 2021. The redemption settled in September 2021, principally using cash on hand.

In July 2021, Ventas Realty and Ventas Capital Corporation issued a make whole notice of redemption for the entirety of the $263.7 million aggregate principal amount of 3.25% senior notes due 2022, resulting in a loss on extinguishment of debt of $8.2 million for the three months ended September 30, 2021. The redemption settled in August 2021, principally using cash on hand.

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

Equity Offerings

In September 2021, in connection with the New Senior Acquisition, we issued approximately 13.3 million of our common stock.

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). As of September 30, 2021, we had $129.0 million remaining under our existing ATM program. During the three months ended September 30, 2021, we sold 10.6 million shares of our common stock under our ATM program for gross proceeds of $611.7 million, representing an average price of $57.73 per share. During the nine months ended September 30, 2021, we sold 10.9 million shares of our common stock under our ATM program for gross proceeds of $626.4 million, representing an average price of $57.71 per share.

Mortgages

In September 2021, we assumed mortgage debt of $482.5 million in connection with the New Senior Acquisition, including a $25.4 million fair value premium which will be amortized over the remaining term through interest expense in our Consolidated Statement of Income. See “Note 4 – Acquisitions Of Real Estate Property”.

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

Dividends

During the nine months ended September 30, 2021, we declared a dividend of $0.45 per share of our common stock in each of the first, second and third quarter, respectively. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2021.

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

Cash Flows

The following table sets forth our sources and uses of cash flows:

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2021	2020	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$451,640	$146,102	$305,538	nm
Net cash provided by operating activities	760,315	1,154,413	(394,098)	(34.1)%
Net cash (used in) provided by investing activities	(716,343)	186,625	(902,968)	nm
Net cash used in financing activities	(299,612)	(857,699)	558,087	65.1
Effect of foreign currency translation	522	(951)	1,473	nm
Cash, cash equivalents and restricted cash at end of period	$196,522	$628,490	(431,968)	(68.7)

nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities decreased $394.1 million during the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the COVID-19 impact on our triple-net leased and senior housing business, the impact of up-front consideration received in the third quarter of 2020 relating to our lease modification with Brookdale Senior Living, subsequent lower rental income from our triple-net lease with Brookdale Senior Living, partially offset by a decrease in interest expense.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $903.0 million during the nine months ended September 30, 2021 over the same period in 2020 primarily due to the $1.1 billion paid in connection with the New Senior Acquisition, fewer proceeds from real estate dispositions, partially offset by proceeds received from the repayment of loans receivable.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased $558.1 million during the nine months ended September 30, 2021 over the same period in 2020 primarily due to the 2021 issuance of 10.9 million shares of common stock through our ATM equity offering program, lower dividends to common stockholders during 2021, proceeds from the 2021 issuance of $500 million senior notes due 2031 and higher proceeds received in 2021 from commercial paper and revolving credit facility, partially offset by 2021 redemption of $1.1 billion of senior notes due in 2022 and 2023.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of September 30, 2021, we had 12 properties under development pursuant to these agreements, including three properties that are owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Contractual Obligations

During the three months ended September 30, 2021, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in Note 7 – Investments In Unconsolidated Entities. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 10 – Senior Notes Payable And Other Debt to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at September 30, 2021, we had $24.9 million outstanding letter of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above under “Contractual Obligations.”

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

The following summarizes our guarantor and issuer balance sheet and statement of income information as of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and the year ended December 31, 2020.

Balance Sheet Information

	As of September 30, 2021
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$17,366,051	$3,045,738
Total assets	17,503,720	3,158,027
Liabilities and equity
Intercompany loans	10,452,948	(3,657,080)
Total liabilities	10,703,026	4,073,436
Redeemable OP unitholder and noncontrolling interests	86,106	—
Total equity (deficit)	6,714,588	(915,409)
Total liabilities and equity	17,503,720	3,158,027

Balance Sheet Information

	As of December 31, 2020
	Guarantor	Issuer
	(In thousands)
Assets
Investment in and advances to affiliates	$16,576,278	$2,727,931
Total assets	16,937,149	2,844,339
Liabilities and equity
Intercompany loans	10,691,626	(4,532,350)
Total liabilities	10,918,320	3,577,009
Redeemable OP unitholder and noncontrolling interests	89,669	—
Total equity (deficit)	5,929,161	(732,670)
Total liabilities and equity	16,937,149	2,844,339

Statement of Income Information

	For the Nine Months Ended September 30, 2021
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$132,175	$—
Total revenues	134,544	108,731
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	91,291	(188,600)
Net income (loss)	89,862	(188,604)
Net income (loss) attributable to common stockholders	89,862	(188,604)

Statement of Income Information

	For the Year Ended December 31, 2020
	Guarantor	Issuer
	(In thousands)
Equity earnings in affiliates	$469,311	$—
Total revenues	474,392	143,259
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	440,210	(215,406)
Net income (loss)	439,149	(202,845)
Net income (loss) attributable to common stockholders	439,149	(202,845)

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

As of September 30, 2021 and December 31, 2020, the fair value of our secured and non-mortgage loans receivable, based on our estimates of current prevailing rates for comparable loans, was $541.5 million and $565.7 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates:

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Gross book value	$10,619,121	$10,458,262
Fair value	11,487,519	11,550,236
Fair value reflecting change in interest rates:
-100 basis points	12,145,908	12,204,507
+100 basis points	10,899,335	10,951,483

The increase in our fixed rate debt from December 31, 2020 to September 30, 2021 was primarily due to an increase in mortgage loans outstanding, largely as a result of mortgage debt assumed in connection with the New Senior Acquisition, and the issuance of $500.0 million of senior notes due in 2031, partially offset by the redemptions of senior notes due in 2022 and 2023.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts:

	As of September 30, 2021	As of December 31, 2020	As of September 30, 2020
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$8,309,779	$8,869,036	$9,057,583
Unsecured term loans	200,000	200,000	200,000
Mortgage loans and other	2,109,342	1,389,227	1,399,033
Variable rate:
Senior notes	236,630	235,664	225,242
Unsecured revolving credit facility	49,141	39,395	41,484
Unsecured term loans	394,384	392,773	375,404
Commercial paper notes	370,000	—	—
Secured revolving construction credit facility	—	154,098	164,585
Mortgage loans and other	473,470	702,878	677,337
Total	$12,142,746	$11,983,071	$12,140,668
Percentage of total debt:
Fixed rate:
Senior notes	68.4%	73.9%	74.6%
Unsecured term loans	1.6	1.7	1.6
Mortgage loans and other	17.4	11.6	11.5
Variable rate:
Senior notes	1.9	2.0	1.9
Unsecured revolving credit facility	0.4	0.3	0.3
Unsecured term loans	3.2	3.3	3.1
Commercial paper notes	3.0	—	—
Secured revolving construction credit facility	—	1.3	1.4
Mortgage loans and other	4.1	5.9	5.6
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.7%
Unsecured term loans	3.6	3.6	3.6
Mortgage loans and other	3.6	3.5	3.6
Variable rate:
Senior notes	1.0	1.0	1.1
Unsecured revolving credit facility	1.1	1.0	1.1
Unsecured term loans	1.3	1.4	1.4
Commercial paper notes	0.2	—	—
Secured revolving construction credit facility	—	1.9	1.9
Mortgage loans and other	1.7	1.9	1.9
Total	3.4	3.4	3.5

The variable rate debt in the table above reflects, in part, the effect of $146.2 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $303.8 million and C$275.6 million notional amount of interest rate swaps with maturities ranging from January 2023 to April 2031 in each case that effectively convert variable rate debt to fixed rate debt.

The decrease in our outstanding variable rate debt at September 30, 2021 compared to December 31, 2020 is primarily attributable to reduced borrowings under our secured revolving construction credit facility and repayments of variable rate mortgage loans, partially offset by borrowings under our commercial paper program.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of September 30, 2021, interest expense on an annualized basis would increase by approximately $14.7 million, or $0.04 per diluted common share.

As of September 30, 2021 and December 31, 2020, our joint venture partners’ aggregate share of total debt was $277.3 million and $271.6 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated real estate entities, which was $292.5 million and $213.0 million as of September 30, 2021 and December 31, 2020, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2021 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the three and nine months ended September 30, 2021 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of 2021 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in “Note 12 – Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2020 Annual Report.

ITEM 1A.    RISK FACTORS

In the third quarter of 2021 there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2020 Annual Report and Part II, Item 1A. “Risk Factors” of our second quarter Form 10-Q. However, the risks and uncertainties that we face are not limited to those set forth in the 2020 Annual Report and second quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended September 30, 2021.

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31	—	$—	—	—
August 1 through August 31	176	55.00	—	—
September 1 through September 30	1,779	56.19	—	—
Total	1,955	$56.08	—	—

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

10.1
First Amendment to the Third Amended and Restated Credit Agreement, dated as of October 5, 2021, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas SSL Ontario III, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc., and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, and Bank of America, N.A., as Administrative Agent.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 5, 2021

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer