Form 10-K
period 2021-12-31
Ventas, Inc.
filed 2022-02-18
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021, based on a closing price of the common stock of $57.10 as reported on the New York Stock Exchange, was $18.0 billion.
As of February 15, 2022, there were 399,496,132 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

CAUTIONARY STATEMENTS

    Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us,” “our,” “Company” and other similar terms in this Annual Report on Form 10-K (the “Annual Report”) refer to Ventas, Inc. and its consolidated subsidiaries.

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

Summary Risk Factors

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report, together with the other information in this Annual Report. If any of the following risks, or any other risks and uncertainties that are not addressed below or elsewhere in this Annual Report or that we have not yet identified, actually occur, our business, financial condition and results of operations could be materially adversely affected and the value of our securities could decline.

Risks Related to COVID-19 Pandemic

•The ongoing COVID-19 pandemic and its extended consequences have had and may continue to have a material adverse effect on our business; and
•There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other pandemic-related legislation and any future COVID-19 relief measures.

Risks Related to Our Business Operations and Strategy

•Macroeconomic trends including rising labor costs and historically low unemployment, increases in inflation and rising interest rates may adversely affect our business;
•Macroeconomic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results;
•Our success depends, in part, on our ability to attract and retain talented employees. The loss of any one of our key personnel or the inability to maintain appropriate staffing could adversely impact our business;
•Third parties must operate our non-Office assets, limiting our control and influence over operations and results;
•Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs;
•A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers; if our tenants’, managers’ or borrowers’ financial condition or business prospects deteriorate, it could adversely affect our business;
•We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers or borrowers;
•If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses;
i

•If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment;
•We are vulnerable to adverse changes affecting our specific asset classes and the real estate industry generally;
•To the extent that we or our tenants, managers and borrowers are unable to navigate successfully the trends impacting our or their businesses and the industries in which we or they operate, we may be adversely affected;
•The hospitals on or near the campuses where our medical office buildings are located and their affiliated health systems may not remain competitive or financially viable;
•Our life science, research and innovation tenants face unique levels of expense and uncertainty;
•Increased construction and development in the markets in which our properties are located could adversely affect our future occupancy rates, operating margins and profitability;
•Merger, acquisition and investment activity in our industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, managers or borrowers could adversely affect our business;
•Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our expansion opportunities;
•Our investments and acquisitions may be unsuccessful or fail to meet our expectations;
•Our investments in co-investment vehicles, joint ventures and minority interests may subject us to risks and liabilities that we would not otherwise face;
•Damage to our reputation could adversely affect our business, financial condition or result of operations;
•Development, redevelopment and construction risks could affect our profitability;
•We may face increased risks and costs associated with volatility in materials and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects; and
•Damage from catastrophic or extreme weather and other natural events and the physical effects of climate change could result in losses.

Our Capital Structure Risks

•Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business;
•We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective;
•We have a significant amount of outstanding indebtedness and may incur additional indebtedness in the future;
•We are highly dependent on access to the capital markets. Limitations on our ability to access capital could have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy;
•We may be adversely affected by fluctuations in currency exchange rates;
•The phasing out of LIBOR may affect our financial results; and
•Covenants in the instruments governing our and our subsidiaries’ existing indebtedness limit our operational flexibility, and a covenant breach could adversely affect our operations.

Our Legal, Compliance and Regulatory Risks

•Significant legal or regulatory proceedings could subject us or our tenants or managers to increased operating costs and substantial uninsured liabilities;
•We and our tenants, borrowers and managers may be adversely affected by regulation and enforcement;
•Our investments may expose us to unknown liabilities; and
•Our business could be harmed by liabilities or damages from environmental problems, cyber incidents, insufficiencies in insurance coverages or a failure to maintain effective internal controls.

Our REIT Status Risks

•Loss of our status as a REIT would have significant adverse consequences for us and the value of our common stock;
•We are subject to certain limitations and requirements as a result of our status as a REIT, which may affect our ability to and impose limitations on the operation of our business and subject us to significant risk if we are not able to comply; and
•Other REIT-related restrictions and requirements may limit our transactions or operations or could have a negative impact on us or our business.

Note Regarding Third-Party Information

This Annual Report includes information that has been derived from SEC filings that has been provided to us by our tenants and managers or been derived from SEC filings or other publicly available information of our tenants and managers. We believe that such information is accurate and that the sources from which it has been obtained are reliable. However, we cannot guarantee the accuracy of such information and have not independently verified the assumptions on which such information is based.

PART I

ITEM 1.    Business

BUSINESS

Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to as “healthcare real estate”, located throughout the United States, Canada, and the United Kingdom. As of December 31, 2021, we owned or had investments in approximately 1,200 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 18 – Segment Information,” included in Part II, Item 8 of this Annual Report on Form 10-K (the “Annual Report”). Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our senior living operations reportable business segment.

As of December 31, 2021, we leased a total of 332 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”), leased from us 121 properties, 12 properties and 31 properties, respectively, as of December 31, 2021.

As of December 31, 2021, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (unless otherwise indicated, together with its subsidiaries, “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 554 senior housing communities in our senior living operations reportable business segment for us.

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

During fiscal 2020 and continuing into fiscal 2021, our business has been and is expected to continue to be impacted by both the COVID-19 pandemic itself, including actions taken to prevent the spread of the virus and its variants, and its extended consequences. See “Risk Factors” in Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Consolidated Financial Statements and the related notes thereto” included in Part II, Item 8, in each case, of this Annual Report.

Business Strategy

We aim to enhance shareholder value by delivering consistent, superior total returns through a strategy of (1) generating reliable and growing cash flows, (2) maintaining a balanced, diversified portfolio of high-quality assets and (3) preserving our financial strength, flexibility and liquidity.

Generating Reliable and Growing Cash Flows

Generating reliable and growing cash flows from our senior housing and healthcare assets enables us to pay regular cash dividends to stockholders and creates opportunities to increase stockholder value through profitable investments. We believe that the combination of steady contractual growth from our long-term triple-net leases, steady, reliable cash flows from our loan investments and stable cash flows from our office buildings with the higher growth potential inherent in our senior housing operating communities will enable us to generate sustainable, growing cash flows that are resilient to economic downturns.

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

Preserving Our Financial Strength, Flexibility and Liquidity

A strong, flexible balance sheet and excellent liquidity position us to capitalize on strategic growth opportunities in the senior housing and healthcare industries through acquisitions, investments and development and redevelopment projects. We maintain our financial strength to pursue profitable investment opportunities by actively managing our leverage, improving our cost of capital and preserving our access to multiple sources of capital and liquidity, including unsecured bank debt, mortgage financings, public and private debt and equity markets.

Portfolio Summary

The following table summarizes our consolidated portfolio of properties and other investments, including construction in progress, as of and for the year ended December 31, 2021 (dollars in thousands):

			Real Estate Property Investments			Revenues
Asset Type	Properties (1)	Units/ Sq. Ft./ Beds (2)	Real Estate Property Investment, at Cost	Percent of Total Real Estate Property Investments	Real Estate Property Investment Per Unit/Bed/Sq. Ft.	Revenue	Percent of Total Revenues
Senior housing communities	810	81,922	$20,282,291	67.9%	$247.6	$2,604,396	68.0%
MOBs (3)	309	17,559,733	5,196,016	17.4	0.3	583,606	15.2
Research and innovation centers	31	5,451,703	1,988,685	6.7	0.4	220,962	5.8
Inpatient rehabilitation facilities (IRFs) and long-term acute care facilities (LTACs)	36	3,091	467,427	1.6	151.2	181,040	4.7
Health systems	13	2,064	1,519,645	5.1	736.3	125,842	3.3
Skilled nursing facilities (SNFs)	16	1,732	193,808	0.6	111.9	22,369	0.6
Development properties and other	10		201,745	0.7
Total real estate investments, at cost	1,225		$29,849,617	100.0%
Income from loans and investments						74,981	2.0
Interest and other income						14,810	0.4
Revenues related to assets classified as held for sale	4					1	0.0
Total revenues						$3,828,007	100.0%

(1)As of December 31, 2021, we also owned nine senior housing communities, 12 life science, research and innovation centers and two MOBs through investments in unconsolidated real estate entities. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom and were operated or managed by 85 unaffiliated healthcare operating companies.
(2)Senior housing communities are generally measured in units; MOBs and research and innovation centers are measured by square footage; and IRFs and LTACs (as defined below), health systems and SNFs (as defined below) are generally measured by licensed bed count.
(3)As of December 31, 2021, we leased 57 of our consolidated MOBs pursuant to triple-net leases, Lillibridge or PMBRES managed 244 of our consolidated MOBs and eight of our consolidated MOBs were managed by five unaffiliated managers. Through Lillibridge, we also provided management and leasing services for 67 MOBs owned by third parties as of December 31, 2021.

Senior Housing Communities

Our senior housing communities include independent and assisted living communities, continuing care retirement communities and communities providing care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. These communities offer studio, one- and two-bedroom residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, which allow residents certain conveniences and enable them to live as independently as possible according to their abilities. These services are often met by home health providers and through close coordination with the resident’s physician and skilled nursing facilities (“SNFs”). Charges for room, board and services are generally paid from private sources.

Medical Office Buildings

Typically, our MOBs are multi-tenant properties leased to several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, although they require greater plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2021, we owned or managed through unconsolidated real estate entities for third parties approximately 19.3 million square feet of MOBs that are predominantly located on or near a health system.

Life Science, Research and Innovation Centers

Our life science, research and innovation centers contain laboratory and office space primarily for universities, academic medical centers, technology, biotechnology, medical device and pharmaceutical companies and other organizations involved in the life science, research and innovation industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, heating, ventilating and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, research and innovation center tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives. Our research and innovation centers are often located on or contiguous to university and academic medical campuses. As of December 31, 2021, we own or have investments in nearly 7.9 million square feet spanning 43 operating properties and four in progress ground-up development properties, including a presence in the top two life sciences clusters, South San Francisco, California and Cambridge, Massachusetts.

Inpatient Rehabilitation and Long-Term Acute Care Facilities

We have 29 properties that are operated as long-term acute care facilities (“LTACs”). LTACs have a Medicare average length of stay of greater than 25 days and serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operators of these LTACs have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. We do not own any “hospitals within hospitals.” We also own seven inpatient rehabilitation facilities (“IRFs”) devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.

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

Geographic Diversification of Properties

Our portfolio of assets is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building and other services costs) for the year ended December 31, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” included in Part II, Item 7 of this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), to NOI.

Loans and Investments

As of December 31, 2021, we had $549.2 million of net loans receivable and investments relating to senior housing and healthcare operators or properties. Our loans receivable and investments provide us with interest income, principal amortization and transaction fees and are typically secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related properties. From time to time, we also make investments in mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. See “Note 6 – Loans Receivable and Investments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Development and Redevelopment Projects

We are party to certain agreements that obligate us to develop properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2021, we had 14 properties under development pursuant to these agreements, including four properties that are owned through unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing properties to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Segment Information

We operate through three reportable business segments: triple-net leased properties, senior living operations and office operations. Non-segment assets, classified as “all other,” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable. Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to these segments, in significant part, based on segment NOI and related measures. For further information regarding our business segments and a discussion of our definition of segment NOI, see “Note 18 – Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report and for a reconciliation of NOI to our net income attributable to common stockholders, as computed in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Triple-Net Leased Properties

In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties.

Senior Living Operations

In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent managers, such as Atria and Sunrise, to operate and manage those communities. The REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) permits us to own or partially own qualified healthcare properties in a structure through which we can participate directly in the cash flow of the properties’ operations (as compared to receiving only contractual rent payments under a triple-net lease) in compliance with REIT requirements. In a RIDEA structure, we are required to rely on a third-party manager to manage and operate the property, including procuring supplies, hiring and training all employees, entering into all third-party contracts for the benefit of the property, including resident/patient agreements, complying with laws and regulations, including but not limited to healthcare laws, and providing resident care, in exchange for a management fee. As a result, we must rely on our managers’ personnel, expertise, technical resources and information systems, risk management processes, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financial results in a timely manner and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations.

Office Operations

In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States.

Significant Tenants and Managers

The following table summarizes certain information regarding our tenant and manager concentration as of and for the year ended December 31, 2021 (excluding properties classified as held for sale and properties owned by investments in unconsolidated real estate entities):

	Number of Properties Leased or Managed	Percent of Total Real Estate Investments (1)	Percent of Total Revenues	Percent of NOI
Senior Living Operations	545	54.4%	59.4%	26.8%
Brookdale Senior Living (2)	121	7.8	3.9	8.6
Ardent	12	4.7	3.3	7.4
Kindred	31	1.0	3.8	7.8

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the year ended December 31, 2021. See “Risk Factors—Our Business Operations and Strategy Risks—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale Senior Living, Ardent, Kindred, Atria and Sunrise.” included in Part I, Item 1A of this Annual Report.

Brookdale Senior Living Leases

As of December 31, 2021, we leased 121 consolidated properties (excluding eight properties managed by Brookdale Senior Living pursuant to long-term management agreements and included in the senior living operations reportable business segment) to Brookdale Senior Living.

In July 2020, we entered into a revised master lease agreement (the “Brookdale Lease”) and certain other agreements (together with the Brookdale Lease, the “Agreements”) with Brookdale Senior Living.

In connection with the revised Brookdale Lease, we received up-front consideration of $235 million, which is being amortized over the remaining lease term and consisted of: (a) $162 million in cash including $47 million from the transfer to Ventas of deposits under the Brookdale Lease; (b) a $45 million note; (c) warrants for 16.3 million shares of Brookdale Senior Living common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share. In October 2021, we received full repayment of the note from Brookdale.

Base cash rent under the Brookdale Lease is set at $100 million per annum starting in July 2020, with three percent annual escalators commencing on January 1, 2022. The Brookdale Lease is guaranteed by Brookdale Senior Living.

The warrants are classified within other assets on our Consolidated Balance Sheets. These warrants are measured at fair value with changes in fair value being recognized within other expense in our Consolidated Statements of Income.

As of December 31, 2021, the aggregate 2022 contractual cash rent due to us from Brookdale Senior Living was approximately $105.9 million, and the current aggregate contractual base rent (computed in accordance with GAAP) was approximately $148.0 million.

Ardent Lease

As of December 31, 2021, we leased 11 properties (excluding one MOB leased to Ardent under a separate lease) to Ardent pursuant to a single, triple-net master lease agreement. Per our master lease agreement, Ardent is obligated to pay base rent, which escalates annually by the lesser of four times the increase in the Consumer Price Index (“CPI”) for the relevant period and 2.5%. The initial term of the master lease expires on August 31, 2035 and Ardent has one ten-year renewal option.

As of December 31, 2021, the aggregate 2022 contractual cash rent due to us from Ardent was approximately $127.1 million, and the current aggregate contractual base rent (computed in accordance with GAAP) was approximately $130.8 million.

We also hold a 9.8% ownership interest in Ardent, which entitles us to customary minority rights and protections, as well as the right to appoint one of 10 members on the Ardent Board of Directors.

Kindred Master Leases

As of December 31, 2021, we leased 29 LTACs to Kindred pursuant to a master lease agreement. The lease term for six of the LTACs ends in 2023 and the lease term for the remaining LTACs ends in 2025. Kindred may extend the lease term for each pool of LTACs for an additional term of 5 years by delivering a renewal notice to the Company 12 to 18 months prior to the applicable expiration. We cannot assure you that Kindred will exercise its renewal option on either pool of LTACs. See “Risk Factors—Our Business Operations and Strategy Risk—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

The aggregate annual rent we receive under each Kindred master lease is referred to as “base rent.” Base rent escalates annually at a specified rate over the prior period base rent, contingent, in some cases, upon the satisfaction of specified facility revenue parameters. The annual rent escalator under the Kindred master lease for 25 properties is based on year-over-year changes in CPI, subject to a floor and cap, and is 2.7% for four properties. As of December 31, 2021, the aggregate 2022 contractual cash rent due to us from Kindred was approximately $130.3 million, and the current aggregate contractual base rent (computed in accordance with GAAP) was approximately $132.2 million.

In June 2021, Kindred and LifePoint Health announced that they entered into a definitive agreement pursuant to which Kindred would be acquired (the “Kindred Transaction”). The Kindred Transaction closed in December 2021. In connection with the Kindred Transaction, Kindred began operating under a new healthcare system called ScionHealth. Under our agreements with Kindred, we earned a fee of $13.1 million in connection with this transaction, which was recognized in the fourth quarter of 2021 within interest and other income in our Consolidated Statements of Income.

Senior Living Operations

As of December 31, 2021, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 256 of the senior housing communities in our senior living operations segment. Under these management agreements, the operators receive annual base management fees ranging from 4.5% to 7% of revenues generated by the applicable properties and, in some cases, additional management fees based on the achievement of specified performance targets. Our management agreements with Atria have initial terms expiring between 2024 and 2041, and our management agreements with Sunrise have terms expiring between 2030 and 2038. In some cases, our management agreements include renewal provisions.

On July 30, 2021, Atria, which at the time managed a pool of 165 communities for Ventas, acquired the management services division of Holiday Retirement, which at the time managed a pool of 26 communities for Ventas. Following such transaction, Atria and Holiday each continued to manage their respective pools of communities under their own distinct management contracts with Ventas. On September 21, 2021, Ventas consummated the acquisition of New Senior Investment Group Inc., whose portfolio included 21 Atria-managed communities and 65 Holiday-managed communities. As of December 31, 2021, Atria managed a pool of 162 communities and Holiday managed a pool of 91 communities for Ventas under their own distinct management contracts. Ventas has the ongoing right to terminate the management contract for 91 of the Holiday-managed communities with short term notice. As disclosed and presented herein, (a) references to communities managed by Atria means all communities subject to our management contracts with Atria, including the Atria-managed New Senior communities, but excluding the Holiday-managed communities; and (b) references to communities managed by Holiday means all communities subject to our management contracts with Holiday, including the Holiday-managed New Senior communities, but excluding the Atria-managed communities.

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

Competition

We generally compete for investments in healthcare real estate assets with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Our Business Operations and Strategy Risk—Our ongoing strategy depends, in part, upon identifying and consummating future investments and effectively managing our expansion opportunities.” included in Part I, Item 1A of this Annual Report and “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our tenants and managers also compete on a local and regional basis with other healthcare operating companies that provide comparable services. Senior housing community, SNF and health system operators compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. With respect to MOBs and life science, research and innovation centers, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system, physician preferences and proximity to hospital or university campuses or life science centers and quality of lab space. The ability of our tenants, operators and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Our Legal, Compliance and Regulatory Risks—We and our tenants, borrowers and managers may be adversely affected by regulation and enforcement.” included in Part I, Item 1A of this Annual Report.

Human Capital Management

At Ventas, our experienced team drives our success and creates value. As of December 31, 2021, we had 434 employees, none of which are subject to a collective bargaining agreement.

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

The Compensation Committee of our Board of Directors provides oversight on certain human capital matters, including our Diversity, Equity and Inclusion (“DE&I”) efforts, goals and framework. We report on human capital matters at each regularly scheduled meeting of our Board of Directors. The most significant human capital measures and objectives that we focus on include the topics described below.

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

DE&I

Ventas has a long-standing commitment to DE&I. We have established a DE&I framework centered around key pillars of people, culture and celebration, investment and financial, and changing our society and improving our communities. To develop action plans for each focus area of our DE&I framework, we have established a diverse, multi-disciplinary DE&I Committee with representation across job function, level and geography. Divided into subcommittees representing each area of the framework, team members are tasked with mobilizing a strategic and coordinated effort to create positive change across our company. Development and execution of the DE&I framework is a core component of our short-term incentive compensation program. Since 2020, we have also incorporated metrics focused on advancing our DE&I goals into our long-term equity incentive compensation programs to further drive progress and accountability. As of December 31, 2021, our workforce is 53% male and 47% female, and our Board of Directors is 36% female.

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

Environmental, Social, and Governance

Ventas recognizes that responsible and sustainable practices are essential to delivering superior long-term results. Our integrated approach to Environment, Social and Governance (“ESG”) principles animates our actions, decisions and processes. In 2019, we completed an in-depth ESG prioritization (a “materiality assessment”) using the Global Reporting Initiative (GRI) framework, from which we organized the eight key topics identified into three strategic pillars: People, Performance, and Planet. This approach integrates ESG principles throughout our business, ensures focus and reporting on the most relevant issues and motivates our daily efforts. Ventas has set measurable and ambitious goals related to each of our key ESG topics, including targets to reduce greenhouse gas emissions, energy, water and waste.

Ventas convenes a cross-functional ESG Steering Committee, which provides oversight and monitoring of our ESG strategy and is led by our Chairman and CEO and overseen by our Vice President, Corporate ESG & Sustainability. In addition, our Board of Directors is provided with regular updates on ESG matters.

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

We make available, free of charge, through our website our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our Guidelines on Governance, our Global Code of Ethics and Business Conduct (including waivers from and amendments to that document) and the charters for each of our Audit and Compliance, Nominating and Corporate Governance and Compensation Committees are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to our Corporate Secretary at Ventas, Inc., 353 North Clark Street, Suite 3300, Chicago, Illinois 60654.

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

HHS began distributing Provider Relief Fund grants in April 2020 and has made grants available to various provider groups in phases. We applied for and received grants under Phase 2, Phase 3 and Phase 4 of the Provider Relief Fund on behalf of the assisted living communities in our senior living operations segment and may apply for additional grants in the future.

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

United States Healthcare Regulation, Licensing and Enforcement

Overview

We, along with our tenants, borrowers, and managers in the United States, are subject to or impacted by extensive and complex federal, state and local healthcare laws and regulations, including laws and regulations relating to quality of care, licensure and certificates of need (“CON”), conduct of operations, government reimbursement, such as Medicare and Medicaid, fraud and abuse, qualifications of personnel, appropriateness and classification of care, adequacy of plant and equipment, and data security and privacy. Although the effects of these laws and regulations on our business are typically indirect, some of these laws and regulations apply directly to us and the senior housing communities in our senior living operations segment, where we generally hold the applicable healthcare licenses and enroll in applicable reimbursement programs. Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal, and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by us or our tenants, borrowers or managers could have a significant effect on our and their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors—Our Legal, Compliance and Regulatory Risks” in Part I, Item 1A of this Annual Report.

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

Sanctions for failure to comply with licensure and certification laws and regulations include loss of licensure or certification and ability to participate in or receive payments from the Medicare and Medicaid programs, suspension of or non-payment for new admissions, fines, and potential criminal penalties. Even if we are not the operator of a facility, imposition of such sanctions could adversely affect the healthcare facility operator’s ability to satisfy its obligations to us. Further, if we have to replace a tenant, we may experience difficulties in finding a replacement and effectively and efficiently transitioning the property to a new tenant. See “Risk Factors—Our Business Operations and Strategy Risks—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

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

For the year ended December 31, 2021, approximately 7.8% of our total revenues and 16.5% of our total NOI were attributable to acute and post-acute healthcare facilities in which our third-party tenants receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those leased facilities.

Data Privacy and Security

Privacy and security regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), restrict the use and disclosure of individually identifiable health information (“protected health information” or “PHI”), provide for individual rights, and require safeguards for PHI and notification of breaches of unsecure PHI. Entities subject to HIPAA include most healthcare providers, including some of our tenants and borrowers. These covered entities are required to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. Business associates of covered entities who create, receive, maintain or transmit PHI are also subject to certain HIPAA provisions. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties.

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

In the United Kingdom, our senior housing communities are principally regulated as “care home services” under the Health and Social Care Act 2008. This legislation subjects service providers to standards of care and requires, among other things, that all persons carrying out such activities, and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws and regulations governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws take the form of the U.K.’s Data Protection Act 2018. The Data Protection Act imposes a significant number of obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater. Our business operations in the United Kingdom are also subject to a range of other regulations, such as the U.K. Bribery Act 2010, minimum wage standards and other employment laws. In addition, senior living residences in Canada are generally required to adhere to quality control, public health, infection control and other care-related operating standards subject to each province’s particular regulatory regime.

The United Kingdom exited from the European Union on January 31, 2020 (“Brexit”). The impact of Brexit on the healthcare industry will depend on a variety of factors, including the evolution of healthcare regulatory and immigration policy and the broader economic outlook in the United Kingdom.

Regulation Impacting Life Science, Research and Innovation Centers

We lease a number of our assets to tenants in the life science, research and innovation sector. These tenants consist of university-affiliated organizations and other private sector companies. These tenants may be dependent on private investors, the federal government or other sources of funding to support their activities. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. Therefore, our tenants in the life science, research and innovation industry face high levels of regulation, expense and uncertainty. See “Risk Factors—Environmental, Economic and Market Risks—Our life science, research and innovation tenants face unique levels of regulation, expense and uncertainty.” included in Part I, Item 1A of this Annual Report.

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

Environmental Regulation

A wide variety of federal, local and foreign environmental and occupational health and safety laws and regulations affect our assets. We are committed to not only meeting the requirements of these laws and regulations, but exceeding them through our ESG activities. See “Business—Sustainability.”

However, these complex federal, state and foreign statutes, and their enforcement, involve a myriad of regulations, many of which impose strict liability on offenders. Some of these federal, state and foreign laws and regulations may directly impact us. Under various federal, local and foreign environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property).

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

Under the terms of our leases and other agreements, we generally have a right to indemnification by the tenants of our properties for any contamination caused by them.

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

ITEM 1A.    Risk Factors

This section discusses material factors that affect our business, operations and financial condition. It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities. If any of the following risks, or any other risks and uncertainties that are not addressed below or that we have not yet identified, actually occur, we could be materially adversely affected, and the value of our securities could decline.

As set forth below, we believe that the risks we face generally fall into the following categories:

•Risks Related to the COVID-19 Pandemic
•Risks Related to Our Business Operations and Strategy
•Our Capital Structure Risks
•Our Legal, Compliance and Regulatory Risks
•Our REIT Status Risks

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and its extended consequences have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic and its extended consequences have materially and negatively impacted our businesses in a number of ways and are expected to continue to do so. For instance, our financial results have been adversely impacted by increased operating costs at our senior housing communities as a result of labor pressures, public health measures and other operational and regulatory dynamics attributable or related to the pandemic and decreased revenues due to a reduction in occupancy in these communities. Many of our tenants, managers and borrowers have also incurred significant costs or losses as a result of the pandemic, and may continue to do so, which increases the risk that they are unable to comply with their obligations to us.

We, along with our managers, continue to undertake extensive efforts to ensure the safety of our employees, residents, communities, tenants and buildings, including by coordinating vaccine programs for residents and instituting vaccine requirements for our employees and most employees in our SHOP portfolio. In some circumstances, these vaccine requirements may make it harder for us to hire employees or may make it more expensive for us to do so. Ongoing administration of resident safety programs may contribute to increased labor and other operating costs, including those related to food and wellness services and higher wages from overtime pay.

The effects of shelter-in-place and stay-at-home orders, if re-imposed, and the trend toward increased remote and hybrid work arrangements could strain our business continuity plans, increase operational risk, including cybersecurity risk, and impair our ability to manage our business. As a result of the pandemic, our non-field-based employees have shifted to operating in a primarily fully or partially remote working environment. Remote work creates inherent productivity, connectivity and oversight challenges. We may experience increased costs and disruption as we adjust to new or unfamiliar work models. We may face challenges in operating effectively and maintaining our corporate culture.

Senior housing communities have been disproportionately impacted by COVID-19. Lower labor force participation rates and inflationary pressures affecting wages have driven increased labor expenses across senior housing communities, with our tenants, managers and borrowers implementing higher wage rates, more costly overtime and usage of contract labor to address these challenges. Our tenants, managers and borrowers have experienced significant cost increases as a result of increased health and safety measures, increased governmental regulation and compliance, vaccine mandates and other operational changes necessitated either directly or indirectly by the COVID-19 pandemic. Many of these expenses may remain at these higher levels even if the pandemic subsides. Increases in labor or other operating costs would affect the net operating income of our SHOP segment and could affect the ability of our triple-net tenants to make contractual payments to us, which in turn, could adversely affect our triple-net leased segment.

The ongoing COVID-19 pandemic has also, to varying degrees during the course of the pandemic, prevented prospective occupants and their families from visiting our senior housing communities and limited the ability of new occupants to move into our senior housing communities. The ongoing impact of the pandemic on occupancy remains uncertain, especially as new strains of COVID-19, such as the Delta and Omicron variants, arise and spread and clinical trends fluctuate. Any decrease in occupancy would affect the net operating income of our SHOP segment and could affect the ability of our triple-net tenants to make contractual payments to us, which in turn, could adversely affect our triple-net leased segment.

Across our asset classes, the ongoing impact of the COVID-19 pandemic and its extended consequences create a heightened risk of tenant, borrower, manager or other obligor bankruptcy or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from increased hospitalizations or restrictions on elective procedures, increased labor and other operating expenses, difficulty procuring necessary products and services, delays and suspensions in the issuance of permits or other required authorizations and exposure to increased litigation and regulatory risk. Various federal, state, local and foreign governments have in the past enacted, and may in the future enact, laws, regulations or moratoriums that limit our ability to terminate a lease, evict a tenant or pursue other remedies where the tenant has been impacted by the COVID-19 pandemic. Where such laws, regulations or moratoriums are in effect, we may incur significant costs and it may take a significant amount of time to ultimately evict or pursue remedies against a tenant who is not meeting its contractual rent or other obligations.

The COVID-19 pandemic and its extended consequences have impacted the macroeconomic environment and global financial markets in significant ways, including through increased rates of inflation and interest rates and increasing labor pressure. These consequences have adversely impacted and may continue to adversely impact our business, financial condition and results of operations and that of our tenants, managers and borrowers. See “Risks Related to Our Business Operations and Strategy—Macroeconomic trends including rising labor costs and historically low unemployment, increases in inflation and rising interest rates may adversely affect our business and financial results,” below.

The COVID-19 pandemic and its extended consequences have exacerbated, and may continue to exacerbate, the magnitude of other risks. Today, the trajectory and future impact of the COVID-19 pandemic and its extended consequences remains highly uncertain. This uncertainty itself has impacted our business, including our ability to plan for and execute on strategic initiatives, to take defensive or offensive actions to effectively and efficiently manage risk and to manage the dynamic forces of volatile and tightening labor markets.

The extent of the pandemic’s continuing effect on our operational and financial performance will depend on a variety of factors, including the rise of new variants of the COVID-19 virus and the effectiveness of available vaccines and therapeutics against those variants; the availability and accuracy of testing; the rate of acceptance of available vaccines, vaccine boosters and therapeutics; the speed at which available vaccines, including boosters and updated versions of vaccines, and therapeutics can be successfully deployed; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; the ongoing impact of the pandemic on the macroeconomic environment and global financial markets, including the rate of inflation, interest rates and labor market; and on other future developments, including the ultimate duration, spread and intensity of new outbreaks, the extent to which governments impose, rollback or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants, managers and borrowers.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021 authorized a total of $186 billion to be distributed to healthcare providers through the Provider Relief Fund, which is administered by the U.S. Health and Human Services Department (“HHS”). These grants are intended to reimburse eligible providers for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions, including reporting, record maintenance and audit requirements and not use grants received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse.

HHS began distributing Provider Relief Fund grants in April 2020 and has made grants available to various provider groups in phases. We applied for grants under Phase 2, Phase 3 and Phase 4 of the Provider Relief Fund on behalf of the assisted living communities in our senior living operations segment and may apply for additional grants in the future. While we have received grants from the Provider Relief Fund in the past, there can be no assurance that we will receive additional grants from the Provider Relief Fund or any future source of government funding in the future. Any grants that are ultimately received and retained by us are not expected to fully offset the losses incurred in our senior living operating portfolio that are attributable to COVID-19. Further, although we continue to monitor and evaluate the terms and conditions associated with the Provider Relief Fund distributions, we cannot assure you that we will be in compliance with all requirements related to the payments received under the Provider Relief Fund. If we or any of our tenants fail to comply with all of the terms and conditions, we or they may be required to repay some or all of the grants received and may be subject to other enforcement action, which could have a material adverse impact on our business and financial condition.

There remains a high degree of uncertainty surrounding the continued implementation of the CARES Act and related legislation. The federal government continues to evaluate its response to the COVID-19 pandemic, including whether additional financial measures and related regulations and guidance should be implemented. There can be no assurance that the terms and conditions of the Provider Relief Fund grants or other programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions (which could affect our ability to retain any grants that we receive), the amount of total financial grants we may ultimately receive or our eligibility to participate in any future funding. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, financial condition and results of operations.

Risks Related to Our Business Operations and Strategy

Macroeconomic trends including rising labor costs and historically low unemployment, increases in inflation and rising interest rates may adversely affect our business and financial results.

Macroeconomic trends, including rising labor costs and historically low unemployment, increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Increased labor costs and shortage of available skilled and unskilled workers may increase the cost of staffing our or our tenants’, managers’ or borrowers’ workforce, including employees at our senior housing communities. To the extent we or our tenants, managers or borrowers cannot hire sufficient workers, we or they may become dependent on high-cost alternatives to meet labor needs, including contract and overtime labor. If we are unable to hire and fill necessary positions, our business may suffer or operate below capacity, causing us to forego potential revenue and growth or affecting our ability to effectively manage risk. Rising labor expense may result in decreased operating net income.

We and our tenants, managers and borrowers compete with various other companies in attracting and retaining qualified and skilled personnel who are responsible for our day-to-day operations. Competitive pressures, including historically low unemployment, may require that we or our tenants, managers and borrowers enhance pay and benefits packages to compete effectively for such personnel or use more costly contract or overtime labor. We may not be able to offset such additional costs by increasing the rates we charge residents and tenants. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be adversely affected.

Many of our costs, including operating and administrative expenses, interest expense and real estate acquisition and construction costs are subject to inflation. These include expenses for property-related contracted services, utilities, repairs and maintenance and insurance and general and administrative costs including compensation costs, technology services and professional service fees. See also “—We may face increased risks and costs associated with volatility in materials and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects.,” below. Property taxes are also impacted by inflationary changes because taxes in some jurisdictions are regularly reassessed based on changes in the fair value of our properties. We may not be able to offset such additional costs by passing them through, or increasing the rates we charge, to residents and tenants. If there is an increase in these costs, our business and operating results could be adversely affected.

Macroeconomic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.

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

Our success depends, in part, on our ability to attract and retain talented employees. The loss of any one of our key personnel or the inability to maintain appropriate staffing could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees and the ability to maintain appropriate staffing levels across our organization. Failure to attract, retain and motivate highly qualified employees, or failure to develop and implement a viable succession plan, could result in loss of institutional knowledge or important skills sets or an ineffective culture, significantly impacting our performance and adversely affecting our business.

The historically low unemployment and tight labor market may make it difficult for us to hire skilled and unskilled employees to meet our staffing needs. Competition for talented employees is intense, and we cannot assure you that we will retain our employees or that we will be able to attract and retain other highly qualified individuals in the future. The COVID-19 pandemic and its extended consequences could negatively affect the health, availability and productivity of our current personnel and have impacted our ability to recruit and attract new employees and retain current employees, particularly as remote and hybrid work arrangements and their impact on the market for talent remains uncertain. If our long-term compensation and retention plans and succession plans are not effective, if we lose any one or more of our key officers and employees or are unable to maintain appropriate staffing or operate below capacity – causing us to forego potential revenue and growth opportunities and affecting our ability to effectively manage risk – our business could be adversely affected.

Our third-party managers and tenants operate or exert substantial control over the properties that they manage for or rent from us, which limits our control and influence over operations and results.

A significant portion of our properties are either managed for us by third-party managers or leased from us by third-party tenants. Our third-party managers and tenants are ultimately in control of the day-to-day business of the properties that they manage for or lease from us. We have limited rights to direct or influence the business or operations of those properties, even though we have approval rights with respect to certain matters and the right to review operational and financial reporting information with respect to a majority of our portfolio. We depend on third parties to operate these properties in a manner that complies with applicable law and regulation, minimizes legal risk and maximizes the value of our investment. The failure by these third parties to operate these properties efficiently and effectively and adequately manage the related risks could adversely affect our business, financial condition and results of operations.

Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.

We have limited rights to direct or influence the business or operations of the properties in our senior housing operating portfolio. However, as the owner and manager of senior housing properties we are ultimately responsible for all operational risks and other liabilities of such properties, other than those arising out of certain actions by our managers, such as gross negligence, fraud or willful misconduct. These risks include, and our resulting revenues are impacted by, among other things, fluctuations in occupancy levels, the inability to charge desirable resident fees (including anticipated increases in those fees), increases in the cost of food, materials, energy, labor (as a result of labor shortages, unionization, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, changes in management or equity, accounting misstatements, professional and general liability claims, and the availability and cost of insurance. Any one or a combination of these factors could result in deficiencies in our senior living operations segment, which could adversely affect our business, financial condition and results of operations. Such operational risks could also arise as a result of our ownership of office buildings, and which could also adversely affect our business, financial condition and results of operations.

We generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our senior living operations segment. This subjects us to potential liability under various healthcare laws and regulations. Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal and administrative penalties, including: the loss or suspension of accreditation, licenses or certificates of need; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal, state and foreign healthcare programs or community closure.

A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale Senior Living, Ardent, Kindred, Atria and Sunrise.

As of December 31, 2021, Atria and Sunrise, collectively, managed 256 of our consolidated senior housing communities pursuant to long-term management agreements. As of December 31, 2021, Atria managed 162 communities and Holiday Retirement managed 91 communities under their own distinct management contracts with us. Ventas has the ongoing right to terminate the management contract for 91 of the Holiday-managed communities with short term notice. As a result of Atria’s acquisition of the Holiday Management platform and our acquisition of New Senior Investment Group Inc. in 2021, taken together, the Atria/Holiday Retirement concentration represents 253 communities. As of December 31, 2021, our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 121 properties, 12 properties and 31 properties, respectively. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI.

We depend on Brookdale Senior Living, Ardent and Kindred, to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing, if any, affecting the properties they lease from us. These tenants have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. We cannot assure you that they will be able to satisfy their obligations to us, and any failure, inability or unwillingness by them to do so could adversely affect our business, financial condition and results of operations. Any failure by any one of Brookdale Senior Living, Ardent or Kindred to effectively conduct its operations or to maintain and improve the properties they lease from us could adversely affect their financial condition and, in turn, our business, financial condition and results of operations.

We rely on Atria and Sunrise to manage a significant portion of the properties in our senior living operations segment, including by setting appropriate resident fees, managing expenses, providing accurate property-level financial results in a timely manner and otherwise operate our senior housing communities profitably and in compliance with the terms of our management agreements and all applicable law and regulation. Any adverse developments in such managers’ business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could adversely affect the financial performance of our properties and our business, financial condition and results of operations. If either Atria or Sunrise experience financial, legal, accounting, regulatory or other difficulties that impact their financial stability, our business, financial condition and results of operations could be adversely affected.

If our tenants’, managers’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected.

We rely heavily on our tenants, managers and borrowers and their ability to perform their obligations to us, regardless of whether our relationship is structured as a triple-net lease, a management contract or as a loan. Any of our tenants, managers or borrowers may experience a downturn in their business that materially weakens their financial condition. If their financial condition deteriorates, they may be unable or unwilling to make payments or perform their obligations to us in a timely manner if at all. Although we generally have the right under specified circumstances to terminate a lease, evict a tenant, terminate our management agreements, demand immediate repayment of outstanding loan amounts or pursue other remedies, we may not be able to enforce these rights or we may determine it is not prudent to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

Our senior housing tenants, managers and borrowers primarily depend on private pay sources consisting of the income or assets of residents or their family members to pay fees. Costs associated with independent and assisted living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Accordingly, the tenants, managers and borrowers of our senior housing operating portfolio depend on attracting seniors with appropriate levels of income and assets, which may be affected by many factors, including: (i) prevailing economic and market trends, including market volatility and inflation; (ii) consumer confidence; (iii) demographics; (iv) property condition and safety, including as a result of a severe cold and flu season, an epidemic or any other widespread illness, such as that seen throughout the COVID-19 pandemic; (v) public perception about such properties; and (vi) social and environmental factors. If our tenants, managers or borrowers fail to effectively conduct their operations, or to maintain and improve our properties on our behalf, it could adversely affect our business reputation as the owner of the properties, as well as the business reputation of our tenants, managers or borrowers and their ability to attract and retain patients and residents in our properties, which could have an adverse effect on our and our tenants’, managers’ or borrowers’ business, financial condition or results of operations. Further, if widespread default or nonpayment of outstanding obligations from a large number of tenants, managers or borrowers occurs at a time when terminating our agreements with, or replacing such tenants, managers or borrowers may be extremely difficult or impossible, including as a result of the COVID-19 pandemic, we may elect instead to amend such agreements with such tenants, managers or borrowers. However, such amendments may be on terms that are less favorable to us than the original agreements and may have a material adverse effect on our results of operations and financial condition.

Our senior housing tenants, managers and borrowers may rely on reimbursements from governmental programs for a portion of the revenues from certain properties. Changes in reimbursement policies and other governmental regulation, that may result from actions by the U.S. Congress or U.S. executive orders, may result in reductions in our tenants’, managers’ or borrowers’ revenues, operations and cash flows and affect our tenants’, managers’ or borrowers’ ability to meet their obligations to us. Failure to comply with reimbursement regulations or other laws applicable to healthcare providers could result in penalties, fines, litigation costs, lost revenue or other consequences, which could adversely impact our tenants’ ability to make contractual rent payments to us under a triple-net lease or our cash flows from operations under a management arrangement.

Our tenants, managers and borrowers have, and may continue to seek to, offset losses attributable to the COVID-19 pandemic by obtaining funds under the CARES Act or other similar legislative initiatives at the state and local level. We cannot determine when or if these government funds will ultimately be received by our tenants, managers and borrowers or whether these funds may materially offset the cash flow disruptions experienced by them. If they are unable to obtain these funds within a reasonable time period or at all, or the conditions precedent to receiving these funds are overly burdensome or not feasible, it may substantially affect their ability to make payments or perform their obligations when due to us.

We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors.

We lease a significant number of our properties to unaffiliated tenants, operate a significant number of our properties through third-party managers and provide financing to third-party borrowers. We have limited control over the success or failure of our tenants’, managers’ and borrowers’ businesses, and, at any time, a tenant, borrower or manager may experience a downturn in its business that weakens its financial condition. If that happens, the tenant, borrower or manager may fail to make payments or meet its other obligations to us. See “—If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment,” below.

A downturn in any one of our tenants’, borrowers’ or managers’ businesses could ultimately lead to its bankruptcy if it is unable to timely resolve the underlying causes, which may be largely outside of its control. Bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of our rights and remedies unenforceable or delay our ability to pursue such rights and remedies and realize any recoveries. For example, we cannot evict a tenant solely because of its bankruptcy filing. A debtor-lessee may reject our lease in a bankruptcy proceeding, and any claim we have for unpaid rent might not be paid in full. We also may be required to fund certain expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant or manager.

Bankruptcy or insolvency proceedings may result in increased costs and require significant management attention and resources. If we are unable to transition affected properties efficiently and effectively, such properties could experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about a tenant’s, borrower’s or manager’s financial condition and insolvency proceedings may negatively impact its reputation, which could result in decreased customer demand and revenues. Any or all of these risks could adversely affect our business, financial condition and results of operations. These risks would be magnified where we lease multiple properties to a single third party, as a failure or default would expose us to these risks across multiple properties.

If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.

Our tenants may not renew their leases with us, and our managers may not renew their management agreements with us, beyond their current terms. For example, our lease of six LTACs to Kindred is set to expire in 2023, though Kindred has the right to extend the term of the lease for an additional 5 years. Even if a tenant renews its lease with us, or a manager renews its management agreement with us, we cannot assure you that the renewals will be on favorable terms. Our leases and management agreements provide us, our tenants and our managers with termination rights in certain circumstances. If our leases or management agreements are not renewed or are otherwise terminated, we may attempt to reposition those properties with another tenant or manager, as applicable. We may not be successful in identifying suitable replacements or entering into leases, management agreements or other arrangements with new tenants or managers on a timely basis or on terms as favorable to us as our current leases or management agreements, if at all. We may be required to fund certain expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned.

If our leases are not renewed or are otherwise terminated at some properties, we may attempt to sell those properties. We may not be successful in identifying suitable buyers or entering into sale agreements with buyers on a timely basis or on favorable terms, if at all, and we may be required to fund some expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being sold.
During transition periods to new tenants or managers, the attention of existing tenants or managers may be diverted from the performance of the properties, which could cause the financial and operational performance at those properties to decline. Our ability to reposition our properties with a suitable replacement tenant or manager could be significantly delayed or limited by state licensing, receivership, certificates of need, Medicaid change-of-ownership rules or other legal and regulatory requirements or restrictions. We could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings.

In the case of our leased properties, following expiration of a lease term, or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we attempt to reposition the properties with a suitable replacement tenant. This risk could be exacerbated by laws and regulations in certain jurisdictions that limit our ability to take remedial action against defaulted tenants under certain circumstances. Market conditions in effect at the time of the expiration or default of a lease may require us to reduce our rental rates below those we currently charge to retain tenants or obtain new suitable replacement tenants. Our ability to locate and attract suitable replacement tenants could be impaired by the specialized healthcare use or contractual restrictions on use of the property, and we may be forced to spend substantial amounts to adapt the properties to other uses.

If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment.

If a borrower defaults under a mortgage or other loan for which we are the lender, we may attempt to obtain payment in full or foreclose on the collateral securing the loan, including by acquiring any pledged equity interests or acquiring title to the subject properties, to protect our investment. The defaulting borrower may not be able to repay us even if we are legally entitled to full repayment of the debt. The defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies or bring claims against us for lender liability. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, financial condition and results of operations. See “—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors,” above.

Although our lease, loan and management agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may decide not to exercise those remedies for one or more reasons. For example, we may not exercise remedies (or be successful in exercising remedies) if the terms are not enforceable, if the terms are too costly to enforce or if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches. We may also decide not to enforce other contractual protections, such as annual rent escalators, or the properties may not generate sufficient revenue to achieve the specified rent escalation parameters. Any of the risks described above could be exacerbated by new laws and regulations enacted during the COVID-19 pandemic or otherwise that limit our ability to enforce or terminate a lease, evict a tenant or pursue other remedies against tenants.

Even if we successfully foreclose on the collateral securing our mortgages and other loans, costs related to enforcement of our remedies, high loan-to-value ratios or declines in the value of the collateral could prevent us from realizing the full amount of our investment and we could be required to record a valuation allowance for such losses. The collateral may include equity interests in an entity with unexpected liabilities that limits the value of those equity interests or with other limiting characteristics that may result in us not having full recourse to assets within that entity’s subsidiary structure. For example, our mezzanine loan investments are subordinate to senior secured loans held by other investors that encumber the same real estate and, in certain circumstances, affords them the ability to extinguish our rights in the collateral. Any equity interests included in acquired capital may be subject to securities law restrictions that limit our ability to sell those interests in a timely manner. We may be unable to reposition any real property included in acquired collateral on a timely basis, if at all, or without making significant improvements or repairs. Any delay or costs incurred in selling or repositioning acquired collateral could adversely affect our ability to recover the full amount of our investment.

We are vulnerable to adverse changes affecting our specific asset classes and the real estate industry generally.

We invest in a variety of assets classes in healthcare real estate, including senior housing, medical office, life science, research and innovation, hospitals, long-term acute care facilities and other healthcare properties. While we endeavor to invest in a diversified portfolio, there can be no assurance that in a particular economic or operational environment all assets will perform equally well or that our balance sheet will be appropriately balanced. Each of our asset classes are subject to their own dynamics and their own specific operational, financial, compliance, regulatory and market risks.

A broad downturn or slowdown in the healthcare real estate sector could have a greater adverse impact on our business than if we had investments in multiple industries and could negatively impact the ability of our tenants, managers and borrowers to meet their obligations to us. A downturn or slowdown in any one of our asset classes could adversely affect the value of our properties in such asset class and our ability to sell such properties at prices or on terms acceptable or favorable to us if at all.

We are exposed to the risks inherent in investments in real estate. Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. If we market any of our properties for sale, the value of those properties and our ability to sell at prices or on terms acceptable to us could be adversely affected by a downturn in the real estate industry. Transfers of healthcare real estate may be subject to regulatory approvals that are not required for transfers of other types of commercial real estate. We cannot assure you that we will recognize the full value of any property that we sell, and the inability to respond quickly to changes in the performance of our investments could adversely affect our business, financial condition and results of operations.

To the extent that we or our tenants, managers and borrowers are unable to navigate successfully the trends impacting our or their businesses and the industries in which we or they operate, we may be adversely affected.

Our tenants, managers and borrowers include senior housing managers, hospitals, post-acute facilities and other healthcare systems, medical offices and life sciences and technology companies that are subject to a complex set of trends affecting their businesses and the industries in which they operate. If we or they are unable to successfully navigate these trends, our business, financial condition and results and that of our tenants, managers and borrowers could be adversely affected.

There have been, and there are expected to continue to be, advances and changes in technology, payment models, healthcare delivery models, regulation and consumer behavior and perception that could reduce demand for on-site activities provided at our properties. For example, the increased demand in telehealth solutions could broadly impact market demand for our properties and cause long-term structural changes in the marketplace. If our tenants and managers are unable to adapt to long-term changes in demand, their financial condition could be materially impacted and our business, financial condition and results of operations could suffer.

Our tenants, managers and borrowers face an increasingly competitive labor market, which has been compounded by general inflationary pressures on wages and the COVID-19 pandemic and could be further compounded by a shortage of care givers or other trained personnel, union activities or minimum wage laws. These pressures may require our tenants, managers and borrowers to enhance pay and benefits packages to compete effectively for trained personnel or use high-cost alternatives to meet labor needs, including contract and overtime labor. They may be unable to offset these increased costs by increasing the amounts they charge their patients, residents or clients. Rising labor expense could negatively impact the financial condition of our tenants, managers and borrowers and impair their ability to meet their obligations to us.

Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect certain of our tenants, specifically acute care hospitals and post-acute facilities. The U.S. Congress and certain state legislatures have introduced and passed a number of proposals and legislation designed to make major changes in the healthcare system, including changes that directly or indirectly affect reimbursement and the availability of home healthcare options. Several of these laws, including the Affordable Care Act, have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care, such as accountable care organizations and bundled payments. See “Government Regulation — United States Healthcare Regulation, Licensing and Enforcement” included in Part I, Item 1 of this Annual Report. These and other trends could significantly and adversely affect the profitability of these tenants, which could affect their ability to make payments or meet their other obligations to us or their willingness to renew their leases on terms that are as favorable to us, or at all.

The hospitals on or near the campuses where our MOBs are located and their affiliated health systems may not remain competitive or financially viable.

Our MOBs and other properties that serve the healthcare industry depend on the competitiveness and financial viability of the hospitals on or near the campuses where our properties are located and their ability to attract physicians and other healthcare-related clients to our properties. The viability of these hospitals, in turn, depends on a solid quality and mix of healthcare services provided, successful competition for patients, physicians and physician groups, positive demographic trends in the surrounding community, superior market position and growth potential as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near the campus where one of our properties is located fails or becomes unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, that hospital may be unable to compete successfully. That could adversely impact the hospital’s ability to attract physicians and other healthcare-related clients, and, in some cases, the hospital might even close or relocate. We rely on proximity to and affiliations with hospitals to create leasing demand in our MOB and similar properties. If a hospital moves, closes, doesn’t remain competitive or financially viable or can’t attract physicians and physician groups, our properties and our business, financial condition and results of operations could be adversely affected.

Our life science, research and innovation tenants face unique levels of expense and uncertainty.

Our life science, research and innovation tenants develop and sell products and services in an industry that is characterized by rapid and significant changes, evolving industry standards, significant research and development risk and uncertainty over the implementation of new healthcare reform legislation. These tenants, particularly those involved in developing and marketing pharmaceutical or other life science products, require significant outlays of funds for the research and development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their other obligations, including rent payments to us. Our tenants’ ability to raise capital depends on the timely success of their research and development activities, viability of their products and technologies, their financial and operating condition and outlook and the overall financial, banking and economic environment. If private investors, the federal government, universities, public markets or other sources of funding are unavailable to support these tenants because of general economic conditions, adverse market conditions or otherwise, a tenant may not be able to pay rent or meet its other obligations to us and its business may fail. The financing market for life science and R&I companies has been and may continue to be volatile, which may contribute to these risks.

The research and development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals. The approval process is typically long, expensive and uncertain. Even if our tenants have sufficient funds to seek approvals, one or all of their products may fail to obtain the required regulatory approvals on a timely basis or at all. Our tenants may only have a small number of products under development. If one product fails to receive the required approvals at any stage of development, it could significantly and adversely affect the tenant’s entire business. Our tenants may be unable to manufacture their products successfully or economically, may be unable to adapt to rapid technological advances in their industry, may be unable to adequately protect their intellectual property, may face competition from new products or may not receive acceptance of their products. If our life science, research and innovation tenants’ business deteriorates for these or any other reasons, they may be unable to make payments or meet their other obligations to us.

We cannot assure you that any of our life science, research and innovation tenants will be successful in their businesses. Any tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making payments or satisfying its other obligations to us, which in turn could adversely affect our business, financial condition and results of operations.

Increased construction and development in the markets in which our properties are located could adversely affect our future occupancy rates, operating margins and profitability.

If existing supply and development collectively outpaces demand in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability, which could adversely affect our business, financial condition and results of operations. Depending on the jurisdiction, there are limited barriers to developing properties in our asset classes, particularly senior housing. As a result, supply and demand dynamics can change quickly. We may be unable to rebalance our portfolio in a timely manner in order to respond to changes in those dynamics.

Merger, acquisition and investment activity in our industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, managers or borrowers could adversely affect our business, financial condition and results of operations.

The senior housing and healthcare industries have experienced and may continue to experience consolidation, including among owners of real estate, tenants, managers, borrowers and care providers. When a change of control of a tenant, manager or borrower occurs, that tenant’s, manager’s or borrower’s strategy, financial condition, management team or real estate needs may change, any of which could adversely affect our relationship with that party and our revenues and results of operations. If any of our tenants or managers merge with one another, our dependence on a small group of significant third parties would increase, as would our exposure to the risks described above under “—Our investments in and acquisitions of properties may be unsuccessful or fail to meet our expectations.” A competitor’s investment in one of our tenants, managers or borrowers could enable our competitor to directly or indirectly influence that tenant’s, manager’s or borrower’s business and strategy in a manner that impairs our relationship with the tenant, manager or borrower or is otherwise adverse to our interests. Depending on our contractual agreements and the specific facts and circumstances, we may not have the right to prevent a competitor’s investment in, a change of control of, or other transactions impacting a tenant, manager or borrower.

Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our expansion opportunities.

An important part of our business strategy is to continue to expand and diversify our portfolio, directly or indirectly with third parties, through accretive acquisition, investment, development and redevelopment activities in domestic and international healthcare real estate. Our ability to execute this strategy successfully is affected by many factors, including the significant competition we face for acquisition, investment, development and redevelopment opportunities, our relationships with current and prospective clients and partners, our ability to obtain debt and equity capital at costs comparable to or better than our competitors and lower than the yield we earn on our acquisitions or investments and our ability to negotiate favorable terms with counterparties, including buyers and sellers of assets. We compete for these opportunities with a broad variety of potential investors, including other healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have advantages compared to us, including greater financial resources and lower costs of capital. See “Business—Competition” included in Part I, Item 1 of this Annual Report. If we are unsuccessful at identifying and capitalizing on investment, acquisition, development and redevelopment opportunities and otherwise expanding and diversifying our portfolio, our growth and profitability may be adversely affected.

When expanding into areas that are new to us, we face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; (iii) the diversion of management’s attention from our other businesses; (iv) the increasing demands on or issues related to operational and management systems and controls; (v) compliance with additional legal or regulatory requirements with which we are not familiar; and (vi) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Any new strategies, markets or businesses that we enter into may not be successful or meet our expectations, or we may be unable to effectively monitor or manage our portfolio of properties as it expands. Failure to meet any of these objectives could adversely affect our business, financial condition and results of operations.

Our investments in and acquisitions of properties may be unsuccessful or fail to meet our expectations.

We have made and expect to continue to make significant acquisitions and investments as part of our overall business strategy. Investing in and acquiring healthcare real estate entails risks associated with real estate investments generally, including the risk that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that a tenant, manager or borrower will fail to meet performance expectations or their obligations to us. We make acquisitions and investments outside the United States, which raises legal, economic and market risks associated with doing business in foreign countries, such as currency exchange fluctuations and foreign tax risks.

Our real estate development and redevelopment projects present additional risks, including the risk of construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis and the incurrence of significant costs prior to completion of the project. Healthcare real estate properties are often highly customized, and the development or redevelopment of such properties may require costly tenant-specific or market-driven improvements.

Other risks that our significant acquisition and investment activity, including our developments and redevelopments, presents include that:

•We may be unable to successfully integrate the operations, personnel or systems of acquired companies, maintain consistent standards, controls, policies and procedures, retain key personnel or companies we acquire or realize the anticipated benefits of acquisitions and other investments within the anticipated time frame if at all;

•Our underwriting assumptions, including projections of estimated future revenues and expenses and anticipated synergies and other costs savings, and other financial and operating metrics that we develop may be inaccurate, in which case we may not be able to realize the expected benefits of the acquisition, investment, development or redevelopment;

•Our leverage could increase or our per share financial results could decline if we incur additional debt or issue equity securities to finance acquisitions and investments;

•Acquisitions and investments could divert management’s attention from our existing assets;

•The value of the assets we acquire or invest in may decline or we may not realize the expected return on the developments or redevelopments we undertake; and

•If our acquisitions, investments, developments and redevelopments are not successful, the market price of our common stock may decline.

See also “—Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our expansion opportunities,” below.

We cannot assure you that our acquisitions, investments, developments and redevelopments will be successful or meet our expectations, which could adversely affect our business, financial condition and results of operations.

Our investments in co-investment vehicles, joint ventures and minority interests may subject us to risks and liabilities that we would not otherwise face.

We have and may continue to develop and acquire properties in co-investment vehicles or joint ventures with other persons or entities when circumstances warrant the use of these structures. In 2020 we formed Ventas Investment Management (“VIM”) to consolidate our private capital management capabilities for certain assets. As of December 31, 2021, VIM had over $4.5 billion in assets under management, including the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Ventas Fund”), our joint venture with GIC and certain other institutional private capital vehicles. This includes gross asset value, unfunded equity commitments, and total project costs for development projects under way. We also own minority investments in properties and unconsolidated operating entities. These minority investments usually entitle us to typical rights and protections but inherently involve a lesser degree of control over business operations than if we owned a majority interest. In the future, we may enter into additional co-investments, partnerships and joint ventures, either through VIM or otherwise.

There can be no assurance that our co-investments, joint ventures or minority investments will be successful or meet our expectations. These investments and ventures involve significant risk, including the following:

•We may be unable to take actions that are opposed by our partners under arrangements that require us to share decision-making authority;
•For ventures in which we have a noncontrolling interest, our partners may take actions that we oppose;
•If our partners become bankrupt, insolvent or otherwise fail to fund their share of required capital contributions or fulfill other partner obligations, we may choose to or be required to contribute that capital;
•Some of our joint ventures are subject to debt and, depending on credit market conditions, the refinancing or payoff of such debt may require equity capital calls, which we or our partner may not be capable of funding or may otherwise be required at inopportune times;
•We may be subject to restrictions on our ability to transfer our interest in the investment or venture, which may require us to retain our interest at a time when we would otherwise prefer to sell it;
•Our partners may have business interests or goals that conflict with our business interests and goals, including the timing, terms and strategies for any investments, and what levels of financing to incur or carry;
•Our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest, including with respect to our compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with REIT requirements;
•Our joint ventures or our joint venture partners may be unable to repay any amounts that we may loan to them;
•Our partners may have competing interests in our markets that could create conflicts of interest;
•We could experience an impasse on certain decisions where we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes;
•We could become engaged in a dispute with any of our joint venture partners that could lead to the sale of either parties’ ownership interest or the property;
•Disagreements with our partners could result in litigation or arbitration; and
•We may suffer other losses as a result of actions taken by our partners with respect to our venture investments.

In some instances, our partners may have the right to cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest will be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. This may require us to sell our interest in the investment or venture when we would otherwise prefer to retain it.

In certain circumstances, Ventas serves as managing member, general partner or controlling party with respect to its co-investments and joint ventures, including the Ventas Fund and our joint venture with GIC. In such instances, we may face additional risks including the following:

•Ventas may have increased duties to the other investors or partners in the co-investment or joint venture;
•In the event of certain events or conflicts, our partners may have recourse against Ventas, including the right to monetary penalties, the ability to force a sale or exit the venture;
•Our partners may have the right to remove us as the general partner or managing member in certain cases involving cause; and
•Our subsidiaries that would be the general partner or managing member of the joint ventures could be generally liable, under applicable law or the governing agreement of a venture, for the debts and obligations of the venture, subject to certain exculpation and indemnification rights pursuant to the terms of the governing agreement.

Damage to our reputation could adversely affect our business, financial condition or result of operations.

Our positive reputation for quality and service with our stakeholders, including our tenants, managers, development partners, lenders and stockholders, could be damaged if we experience a sustained period of distress, where our properties underperform, our tenants or managers default or in other instances that result in misalignment with those parties. Damage to our reputation could result in a decrease in the market price of our common stock or make it more difficult to continue to grow and expand our relationships with our tenants, managers, development partners and lenders, which could adversely affect our business, financial condition and results of operations.

Development, redevelopment and construction risks could affect our profitability.

We invest in various development and redevelopment projects. In deciding whether to make an investment in a project, we make certain underwriting assumptions regarding expected future performance. Our assumptions are subject to risks generally associated with development and redevelopment projects, including, among others, that:

•Tenants may not lease the amount of space projected or at the projected rental rate levels or lease on the projected schedule, including due to increased competition in the market and other market and economic conditions;
•Our underwriting assumptions and other financial and operating metrics that we develop, such as the estimated costs necessary to develop or redevelop the property, may be inaccurate, in which case we may not be able to realize the expected benefits of the project;
•We may not complete the project on schedule or within budgeted amounts;
•We may not be able to recognize rental revenue even though cash rent is being paid and the lease has commenced;
•We may encounter delays in obtaining or we may fail to obtain necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations;
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
•Any partners in the project may maintain significant decision-making authority with respect to the project, which lessens our control and could lead to increased costs, project delays or disputes;
•Our builders or development managers may fail to meet their obligations to us or satisfy the expectations of our tenants and partners; and
•We may incorrectly forecast risks associated with development in new geographic regions or addressing markets that are new to us, including new markets where we may not have sufficient depth of market knowledge.

We may face increased risks and costs associated with volatility in materials and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects.

The price of commodities and skilled labor for our construction projects may increase due to external factors, including, but not limited to, performance of third-party suppliers and contractors; overall market supply and demand; government regulation and changes in general business, economic or political conditions. As a result, the costs of construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly over time.

We rely on a number of third-party suppliers and contractors to supply materials and skilled labor for our construction projects. We may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might be disrupted by macroeconomic conditions or otherwise, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. If we are unable to access materials and labor to complete our construction projects within our expected budgets and meet our tenants’ demands and expectations in a timely and efficient manner, our results of operations may be adversely impacted. We may be unable to complete our development or redevelopment projects timely or within our budget, which may affect our ability to lease space to potential tenants and adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic and its extended consequences have contributed to global supply chain disruptions including the supply of some construction materials. These disruptions could cause construction delays or significantly affect the cost of our development or redevelopment projects through higher costs for construction materials, labor and services from third-party contractors and suppliers. Significant construction delays and increases in costs because of the supply chain disruptions could interfere with our ability to meet commitments to our counterparties and could have a material impact on our business.

If any of the risks described above occur, our development and redevelopment projects may not yield anticipated returns, which could adversely affect our business, financial condition and results of operations.

We own properties that are subject to ground lease, air rights or other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to loss of the properties if such agreements are breached by us or terminated.

Our investments in medical office, life science and research and innovation buildings and facilities as well as other properties may be made through leasehold interests in the land on which the buildings are located, leases of air rights for the space above the land on which the buildings are located, or other similar restrictive arrangements. Many of these ground lease, air rights and other restrictive agreements impose significant limitations on our uses of the subject properties, restrict our ability to sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. We could lose our interests in the subject properties if the ground lease, air rights or other restrictive agreements are breached by us, are terminated or expire.

Damage from catastrophic or extreme weather and other natural events and the physical effects of climate change could result in losses to the Company.

Some of our properties are in areas particularly susceptible to revenue loss, cost increase or damage caused by catastrophic or extreme weather and other natural events, including fires, snow or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding and other severe weather. These adverse weather and natural events could cause substantial damages or losses to our properties that could exceed our or our tenants’, borrowers’ or managers’ property insurance coverage. Any of these events could cause a major power outage, leading to a disruption of our systems and operations. If we incur a loss greater than insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable.

If significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Where climate change has a significant or sustained impact, our properties could be destroyed and our business, financial condition or results of operations may be adversely affected.

Changes in federal, state or foreign legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

Our Capital Structure Risks

Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations.

We are dependent on the capital markets and any disruption to the capital markets or our ability to access such markets could impair our ability to fulfill our dividend requirements, make payments to our security holders or otherwise finance our business operations. Adverse developments affecting economies throughout the world, including rising inflation, a general tightening of availability of credit (including the price, terms and conditions under which it can be obtained), the state of the public and private capital markets, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, declining consumer confidence, the actual or perceived state of the real estate market, tightened labor markets or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could impact our business, financial condition and results of operations. For example, unfavorable changes in general economic conditions, including recessions, economic slowdowns, high unemployment and rising prices or the perception by consumers of weak or weakening economic conditions may reduce disposable income and impact consumer spending in healthcare or senior housing, for example, which could adversely affect our financial results.

During inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. We are exposed to increases in interest rates in the short term through our variable-rate borrowings, which consist of borrowings under our unsecured credit facility, our unsecured term loans and our commercial paper program. Therefore, interest rate increases, due to inflation or otherwise, could in the short term, increase our interest expense under these variable-rate facilities and in the long term, increase our financing costs as we refinance our existing variable-rate and fixed-rate long-term borrowings, or incur additional interest expense related to the issuance of incremental debt.

To the extent there is turmoil in the global financial markets, this turmoil has the potential to adversely affect (i) the value of our properties; (ii) the availability or the terms of financing that we have or may be able to obtain; (iii) our ability to make principal and interest payments on, or refinance when due, any outstanding indebtedness; (iv) our ability to pay a dividend and (v) the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Disruptions in the capital and credit markets may also adversely affect the market price of our securities.

We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective.

Interest rates are rising and are expected to continue rising. Increases in interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and price of our common stock could significantly impact our ability to raise new debt and equity capital going forward and increase the cost of financing on our acquisition, investment, development and redevelopment activity. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.

We receive a significant portion of our revenues by leasing assets under long-term triple-net leases that generally provide for fixed rental rates subject to annual escalations, while certain of our debt obligations are floating rate obligations with interest and related payments that vary with the movement of the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), Bankers’ Acceptance or other indexes. The generally fixed rate nature of a significant portion of our revenues and the variable rate nature of certain of our debt obligations create interest rate risk. If interest rates continue to rise, the costs of our existing floating rate debt and any new debt that we incur would increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our acquisition, investment, development and redevelopment activity.

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

We have a significant amount of outstanding indebtedness and may incur additional indebtedness in the future.

As of December 31, 2021, we had approximately $12.1 billion of outstanding principal indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. Our indebtedness requires us to dedicate a significant portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness on an absolute basis or as a ratio to our cash flow could also have the following consequences:

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

We mortgage, and expect to continue to mortgage, certain of our properties to secure payment of indebtedness. If we are unable to meet our mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a resulting loss of income and asset value.

We are highly dependent on access to the capital markets. Limitations on our ability to access capital could have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.

We cannot assure you that we will be able to raise the capital necessary to meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy if our cash flow from operations is insufficient to satisfy these needs. We cannot assure you that conditions in the capital markets will not deteriorate, that our access to capital and other sources of funding will not become constrained or that interest rates will not rise, any of which could adversely affect the availability and terms of future borrowings, renewals or refinancings and our results of operations and financial condition. If we cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to maximize the return on those investments or that could result in adverse tax consequences to us.

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

The COVID-19 pandemic and its extended consequences have caused, and could continue to cause, severe economic, market and other disruptions worldwide, including widespread inflation that could lead to a rise in interest rates. It is possible that conditions in the bank lending, capital and other financial markets could again deteriorate as a result of the pandemic, and that could in turn mean that our access to capital and other sources of funding could become constrained. Any of these conditions could adversely affect the availability and terms of our future borrowings, renewals or refinancings. The continuance of the effects of the COVID-19 pandemic and its extended consequences on our business could lead to downgrades of our long-term credit rating. See “Risks Related to the COVID-19 Pandemic—The COVID-19 pandemic and its extended consequences have had and may continue to have a material adverse effect on our business, financial condition and results of operations,” above. Any future downgrades could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments.

We rely on the financial institutions that are parties to our revolving credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facilities and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders.

We may be adversely affected by fluctuations in currency exchange rates.

Our ownership of properties in Canada and the United Kingdom currently subjects us to fluctuations in the exchange rates between U.S. dollars and Canadian dollars or the British pound, which may, from time to time, impact our financial condition and results of operations. If we continue to expand our international presence through investments in, or acquisitions or development of, senior housing or healthcare assets outside the United States, Canada or the United Kingdom, we may transact business in other foreign currencies. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such hedging will be successful and that fluctuations will not adversely affect our business, financial condition and results of operations.

The phasing out of LIBOR may affect our financial results.

LIBOR and certain other interest “benchmarks” are subject to regulatory guidance and reform that have caused and may in the future cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Following announcements by the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, and ICE Benchmark Administration Limited, which administers LIBOR publication, publication of most LIBOR settings ceased after December 31, 2021. While publication of the remaining U.S. dollar LIBOR settings is expected to cease after June 30, 2023, U.S., European Union and U.K. regulators have discouraged use of LIBOR for any new contracts entered into after year-end 2021. We have already transitioned certain foreign LIBOR rates used in our Line of Credit that were discontinued at year-end 2021. While there are other rates that have gained market acceptance as alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected SOFR as the recommended alternative to U.S. dollar LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, and the Federal Reserve Bank of New York started to publish the SOFR in April 2018. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations. Specifically, significant portions of the market for new LIBOR-based transactions could experience materially reduced liquidity or pricing transparency. There can be no assurance that any agreement we reach to replace LIBOR in any contract will result in effective interest rates at least as favorable to us as our current effective interest rates. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in an increase in our debt service obligations, which could adversely affect our financial condition and results of operations.

Covenants in the instruments governing our and our subsidiaries’ existing indebtedness limit our operational flexibility, and a covenant breach could adversely affect our operations.

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

Our Legal, Compliance and Regulatory Risks

Significant legal or regulatory proceedings could subject us or our tenants or managers to increased operating costs and substantial uninsured liabilities, which could adversely affect our or their liquidity, financial condition and results of operations.

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

In our operating assets, including those in our senior living operations and office segments, we are generally responsible for all liabilities of the properties, including any lawsuits, investigations, claims and other legal or regulatory proceedings, other than those arising out of certain actions by our managers, such as those caused by gross negligence, fraud or willful misconduct. As a result, we have exposure to, among other things, professional and general liability claims, employment law claims and the associated litigation and other costs related to defending and resolving such claims. In our senior living operations in particular, if one of our managers fails to comply with applicable law or regulation, we may be held responsible, which could subject us to civil, criminal and administrative penalties, including the loss or suspension of accreditation, licenses or certificates of need; suspension of or nonpayment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal, state or foreign healthcare programs; or facility closure.

In some circumstances, our tenants or managers may be contractually obligated to indemnify, defend and hold us harmless in whole or in part with respect to certain actions, legal or regulatory proceedings. In addition, third parties from whom we acquired certain of our assets and, in some cases, their affiliates may be required by the terms of the related conveyance documents to indemnify, defend and hold us harmless against certain actions, investigations and claims related to the acquired assets and arising prior to our ownership or related to excluded assets and liabilities. In some cases, a portion of the purchase price consideration is held in escrow for a specified period of time as collateral for these indemnification obligations. We cannot assure you that these third parties will be able to satisfy their defense and indemnification obligations to us or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification.

An unfavorable resolution of any such lawsuit, investigation, claims or other legal or regulatory proceeding could materially and adversely affect our or our tenants’ or managers’ liquidity, financial condition and results of operations, and may not be protected by sufficient insurance coverage. Even with a favorable resolution of litigation or a proceeding, the effect of litigation and other potential litigation and proceedings may materially increase operating costs we or our tenants or managers incur. Negative publicity with respect to any lawsuits, claims or other legal or regulatory proceedings may also negatively impact their or our or the properties’ reputation.

The COVID-19 pandemic has caused and may in the future cause our senior housing and healthcare business to face increased exposure to lawsuits or other legal or regulatory proceedings filed at the same time across multiple jurisdictions, such as professional or general liability litigation alleging wrongful death and negligence claims, some of which may result in large damage awards and not be indemnified or subject to sufficient insurance coverage, may require our support as a result of our indemnification agreements or may result in restrictions in the operations of our or our tenants’ or managers’ business.

We and our tenants, managers and borrowers may be adversely affected by regulation and enforcement.

We and our tenants, managers and borrowers are subject to or impacted by extensive and frequently changing federal, state, local and international laws and regulations. For example, the healthcare industry is subject to laws and regulations that relate to, among other things, licensure and certificates of need, conduct of operations, ownership of communities and facilities, construction of new communities and facilities and addition of equipment, governmental reimbursement programs, such as Medicare and Medicaid, allowable costs, services, prices for services, qualified beneficiaries, appropriateness and classification of care, patient rights, resident health and safety, data privacy and security laws, wage and hour laws, fraud and abuse and financial and other arrangements that may be entered into by healthcare providers. We generally hold the applicable healthcare licenses and enroll in applicable government healthcare programs on behalf of the properties in our senior living operations segment, and that subjects us to potential liability under some healthcare laws and regulations. See “Government Regulation—United States Healthcare Regulation, Licensing and Enforcement” included in Part I, Item 1 of this Annual Report. Many of our life science, research and innovation tenants are subject to laws and regulations that govern the research, development, clinical testing, manufacture and marketing of drugs, medical devices and similar products.

The laws and regulations that apply to us and our tenants, managers and borrowers are complex and may change rapidly, and efforts to comply and keep up with them require significant resources. Any changes in scope, interpretation or enforcement of the regulatory framework could require us or our tenants, managers or borrowers to invest significant resources responding to these changes. If we or our tenants, managers or borrowers fail to comply with the extensive laws, regulations and other requirements applicable to our or their businesses and the operation of our or their properties, we or they could face a number of remedial actions, including forced closure, loss of accreditation, bans on admissions of new patients or residents, imposition of fines, ineligibility to receive reimbursement from governmental and private third-party payor programs or civil or criminal penalties. If any of these occur, our and our tenants’, managers’ and borrowers’ businesses, results of operations (including results of properties) or financial condition could be adversely affected.

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

If the liabilities we assume in connection with acquisitions are greater than expected, or if we discover obligations relating to the acquired properties or businesses, our business and results of operations could be materially adversely affected.

The occurrence of cyber incidents could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. As our reliance on technology has increased, our business is subject to greater risk from cyber incidents, including attempts to gain unauthorized access to our or our managers’ or venture partners’ systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches. While we, our managers and our business partners have implemented measures to help mitigate these threats, these measures cannot guarantee that we or they will be successful in preventing a cyber incident. Our information technology networks and related systems are essential to our ability to perform day-to-day operations of our business, and a cyber incident could result in a data center outage, disrupting our systems and operations or the operations of our managers or business partners, compromise the confidential information of our employees, partners or the residents in our senior housing communities, and damage our business relationships and reputation. Although we have implemented various measures to manage risks relating to these types of events, these measures and the systems supporting them could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cybersecurity plans and systems put in place by third-party providers, and third-party providers may have limited indemnification obligations to us, which could cause us to be negatively impacted as a result. Breaches, such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage, may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information, material nonpublic information and intellectual property and trade secrets and other sensitive information we possess. We could be required to make a significant investment to remedy the effects of any failures, including but not limited to harm to our reputation, legal claims that we and our partners may be subjected to, regulatory or enforcement action arising out of applicable privacy and other laws, adverse publicity, or other events that may affect our business and financial performance.

The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties may not adequately insure against losses.

We maintain or require in our lease, management and other agreements that our tenants, managers or other counterparties maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly situated companies in each industry. Although we frequently review our insurance programs and requirements, we cannot assure you that we or our tenants, managers or other counterparties will be able to procure or maintain adequate levels of insurance. As a result of the COVID-19 pandemic, the cost of insurance has increased and may further increase, and, due to changes in coverage terms resulting from the COVID-19 pandemic, insurance may not cover some claims related to COVID-19. We also cannot assure you that we or our tenants, managers or other counterparties will maintain the insurance coverage required under our lease, management and other agreements, that we will continue to require the same levels of insurance under our lease, management and other agreements, that this insurance will be available at a reasonable cost in the future or at all or that the policies maintained will fully cover all losses on our properties when a catastrophic event occurs. We cannot make any guaranty as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our tenants, managers and other counterparties. If we sustain losses in excess of our insurance coverage, we may be required to pay the difference and we could lose our investment in, or experience reduced profits and cash flows from, our operations.

In some cases, we and our tenants and managers may be subject to professional liability, general liability, employment, premise, privacy, environmental, unfair business practice and contracts claims brought by plaintiffs’ attorneys seeking significant damages and attorneys’ fees, some of which may not be insured or indemnified and some of which may result in significant damage awards. Due to the historically high frequency and severity of professional liability claims against senior housing and healthcare providers, the availability of professional liability insurance has decreased, and the premiums on this insurance coverage remain costly. Insurance for other claims such as wage and hour, certain environmental, privacy and unfair business practices may no longer be available, and the premiums on that insurance coverage, to the extent it is available, remain costly. As a result, insurance protection against these claims may not be sufficient to cover all claims against us or our tenants or managers and may not be available at a reasonable cost or otherwise on terms that provide adequate coverage. If we or our tenants and managers are unable to maintain adequate insurance coverage or are required to pay damages, we or they may be exposed to substantial liabilities, and the adverse impact on our or our tenants’ and managers’ respective financial condition, results of operations and cash flows could be material, and could adversely affect our tenants’ and managers’ ability to meet their obligations to us.

Additionally, we and those of our tenants and managers who self-insure or who transfer risk of losses to a wholly owned captive insurance company could incur large funded and unfunded property and liability expenses, which could materially adversely affect their or our liquidity, financial condition and results of operations.

Failure to maintain effective internal controls could harm our business, results of operations and financial condition.

Under the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of that control. Because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, effective internal controls over financial reporting may not prevent or detect material misstatement and can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls over financial reporting and our operating internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, financial condition and results of operations could be adversely affected and we could fail to meet our reporting obligations.

We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with the property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In some circumstances, environmental liability may result from the activities of a current or former tenant or manager of the property. Although we generally have indemnification rights against the current tenants or managers of our properties for contamination they cause, that indemnification may not adequately cover all environmental costs. See “Government Regulation—Environmental Regulation” included in Part I, Item 1 of this Annual Report.

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

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) for which there are only limited judicial and administrative interpretations. The determination of factual matters and circumstances not entirely within our control, as well as new legislation, regulations, administrative interpretations or court decisions, may adversely affect our investors or our ability to remain qualified as a REIT for tax purposes. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, generally including requirements regarding the ownership of our stock, requirements regarding the composition of our assets, a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, and a requirement to make distributions to our stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. Although we believe that we currently qualify as a REIT, we cannot assure you that we will continue to qualify for all future periods.

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

In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, see “Our Capital Structure Risks—We are highly dependent on access to the capital markets. Limitations on our ability to access capital could have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy,” above. The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain of these transactions.

To preserve our qualification as a REIT, our certificate of incorporation contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of our company.

To assist us in preserving our qualification as a REIT, our certificate of incorporation provides that if a person acquires beneficial ownership of more than 9.0% of our outstanding common stock or more than 9.9% of our outstanding preferred stock, the shares that are beneficially owned in excess of the applicable limit are considered “excess shares” and are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the excess shares and the trustee may exercise all voting power over the excess shares. We also have the right to purchase the excess shares for a price equal to the lesser of (i) the price per share in the transaction that created the excess shares or (ii) the market price on the day we purchase the shares. If we do not purchase the excess shares, the trustee of the trust is required to transfer the shares at the direction of our Board of Directors. These ownership limits could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

Our use of taxable REIT subsidiaries is limited under the Code.

Under the Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries (“TRSs”). This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation, or that such compliance will not adversely affect our business. Also, our TRSs may not, among other things, operate or manage certain healthcare facilities, which may cause us to forgo investments we might otherwise make. Finally, we may be subject to a 100% excise tax on the income derived from certain transactions with our TRSs that are not on an arm's-length basis. We believe our arrangements with our TRSs are on arm's-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above, but there can be no assurance that we will be able to avoid application of that tax.

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

We lease certain healthcare properties to TRSs, which in turn contract with third-party managers to manage the healthcare operations at these properties. The rents we receive from a TRS pursuant to this arrangement are treated as qualifying rents from real property if the healthcare property is a qualified healthcare property (as defined in the Code), the rents are paid pursuant to an arm’s-length lease with a TRS and the manager qualifies as an eligible independent contractor (as defined in the Code). We have structured the applicable leases and related arrangements in a manner intended to meet these requirements, but there can be no assurance that these conditions will be satisfied. If any of these conditions is not satisfied with respect to a particular lease, then the rents we receive with respect to such lease will not be qualifying rents, which could have an adverse effect on our ability to comply with REIT income tests and thus on our ability to qualify as a REIT unless we are able to avail ourselves of certain relief provisions.

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

Ventas may incur adverse tax consequences if New Senior or any of Ventas’s subsidiary REITs failed to qualify as a REIT for U.S. federal income tax purposes.

Ventas completed its merger with New Senior and received an opinion from REIT counsel to the effect that, at all times starting with its taxable year ended December 31, 2014 and through the closing date, New Senior was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code. The opinion is not binding on the IRS or any court, and it is possible that the IRS could take a contrary position or that this tax position might not be sustained. If New Senior failed to qualify as a REIT for U.S. federal income tax purposes, Ventas would succeed to any tax liabilities. These liabilities could be significant, and Ventas could possibly fail to qualify as a REIT. If New Senior failed to qualify as a REIT for U.S. federal income tax purposes, for the five-year period after the merger, upon a taxable disposition of any of New Senior’s assets, Ventas could be subject to corporate-level tax with respect to all or a portion of the gain so recognized. Ventas’s REIT status also depends on the ongoing qualification of subsidiary entities qualifying as REITs or TRSs, as applicable, as a result of its substantial ownership interest in those entities.

ITEM 1B.    Unresolved Staff Comments

    None.

ITEM 2.    Properties

Senior Housing and Healthcare Properties

As of December 31, 2021, we owned or had investments in approximately 1,200 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities. We had 14 properties under development, four of which are owned by unconsolidated real estate entities. We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.

As of December 31, 2021, we had $2.4 billion aggregate principal amount of mortgage loan indebtedness outstanding, secured by 102 of our properties. Excluding the portion of such indebtedness attributable to our joint venture partners, our share of mortgage loan indebtedness outstanding was $2.2 billion.

The following table provides additional information regarding the geographic diversification of our consolidated portfolio of properties as of December 31, 2021 (excluding properties owned through investments in unconsolidated real estate entities and properties classified as held for sale):

	Senior Housing Communities		SNFs		MOBs		Life Science, Research and Innovation Centers		IRFs and LTACs		Health Systems
Geographic Location	# of Properties	Units	# of Properties	Licensed Beds	# of Properties	Square Feet(1)	# of Properties	Square Feet(1)	# of Properties	Licensed Beds	# of Properties	Licensed Beds
Alabama	4	234	—	—	4	469	—	—	—	—	—	—
Arkansas	5	413	—	—	—	—	—	—	—	—	—	—
Arizona	27	2,370	—	—	15	962	1	227	1	60	—	—
California	85	9,710	—	—	29	2,330	3	784	5	455	—	—
Colorado	20	1,816	1	82	11	605	—	—	1	68	—	—
Connecticut	14	1,751	—	—	—	—	2	1,032	—	—	—	—
District of Columbia	—	—	—	—	2	102	—	—	—	—	—	—
Florida	46	4,251	—	—	11	223	1	252	6	508	—	—
Georgia	20	1,812	—	—	12	1,090	—	—	—	—	—	—
Hawaii	1	123	—	—	—	—	—	—	—	—	—	—
Iowa	2	215	—	—	—	—	—	—	—	—	—	—
Idaho	1	70	—	—	—	—	—	—	—	—	—	—
Illinois	26	3,066	1	82	35	1,424	1	129	4	430	—	—
Indiana	5	462	—	—	22	1,597	—	—	1	59	—	—
Kansas	11	871	—	—	—	—	—	—	—	—	—	—
Kentucky	6	624	—	—	2	73	—	—	1	384	—	—
Louisiana	3	281	—	—	5	362	—	—	—	—	—	—
Massachusetts	17	2,093	—	—	—	—	1	78	—	—	—	—
Maryland	4	282	—	—	2	83	7	910	—	—	—	—
Maine	6	452	—	—	—	—	—	—	—	—	—	—
Michigan	23	1,585	—	—	13	589	—	—	—	—	—	—
Minnesota	14	856	—	—	3	159	—	—	—	—	—	—
Missouri	5	474	—	—	20	1,119	5	818	1	60	—	—
Mississippi	1	94	—	—	1	51	—	—	—	—	—	—
Montana	5	464	—	—	—	—	—	—	—	—	—	—
North Carolina	30	2,655	—	—	17	831	10	1,712	1	124	—	—
North Dakota	2	115	—	—	1	114	—	—	—	—	—	—
Nebraska	2	253	—	—	—	—	—	—	—	—	—	—
New Hampshire	2	242	—	—	—	—	—	—	—	—	—	—
New Jersey	14	1,301	1	153	3	37	—	—	—	—	—	—
New Mexico	4	451	—	—	—	—	—	—	2	123	4	544
Nevada	5	621	—	—	5	416	—	—	1	52	—	—
New York	40	4,689	—	—	4	244	—	—	—	—	—	—
Ohio	26	1,901	—	—	14	504	—	—	1	50	—	—
Oklahoma	8	559	—	—	1	80	—	—	—	—	4	954
Oregon	30	2,879	—	—	1	105	—	—	—	—	—	—
Pennsylvania	36	3,249	4	620	8	613	6	953	1	52	—	—
Rhode Island	4	399	—	—	—	—	3	580	—	—	—	—
South Carolina	7	614	—	—	20	1,093	—	—	—	—	—	—
South Dakota	5	328	—	—	—	—	—	—	—	—	—	—
Tennessee	19	1,475	—	—	6	252	—	—	1	49	—	—
Texas	54	4,676	—	—	16	886	—	—	9	617	2	445
Utah	6	662	—	—	—	—	—	—	—	—	—	—
Virginia	11	1,009	—	—	5	231	3	453	—	—	—	—
Washington	21	2,184	5	469	10	579	—	—	—	—	—	—
Wisconsin	47	2,451	—	—	15	745	—	—	—	—	—	—
West Virginia	2	123	4	326	—	—	—	—	—	—	—	—
Wyoming	2	169	—	—	—	—	—	—	—	—	—	—
Total U.S.	728	67,374	16	1,732	313	17,965	43	7,930	36	3,091	10	1,943
Canada	81	15,195	—	—	—	—	—	—	—	—	—	—
United Kingdom	12	776	—	—	—	—	—	—	—	—	3	121
Total	821	83,345	16	1,732	313	17,965	43	7,930	36	3,091	13	2,064

(1)Square Feet are in thousands. Totals may not foot due to rounding.

Corporate Offices

Our headquarters are located in Chicago, Illinois and we have additional corporate offices in Louisville, Kentucky and New York, New York. We lease all of our corporate offices.

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.” As of February 15, 2022, there were 399.5 million shares of our common stock outstanding, held by approximately 3,618 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), governing REITs. In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to any net capital gain. In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2022.

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

Stock Repurchases

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2021:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31	628	$55.05	—	—
November 1 through November 30	56	46.92	—	—
December 1 through December 31	—	—	—	—
Total	684	$54.38	—	—
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

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2016 through December 31, 2021, with the cumulative total returns of the NYSE Composite Index, the FTSE Nareit Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2016 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Ventas	$100	$101	$104	$108	$97	$105
NYSE Composite Index	$100	$119	$108	$136	$146	$176
Composite REIT Index	$100	$109	$105	$135	$127	$177
S&P 500 Index	$100	$122	$116	$153	$181	$233

ITEM 6.    [Reserved]

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

Business Summary and Overview of 2021

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to as “healthcare real estate”, located throughout the United States, Canada, and the United Kingdom. As of December 31, 2021, we owned or had investments in approximately 1,200 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 18 – Segment Information,” included in Part II, Item 8 of this Annual Report. Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our senior living operations reportable business segment.

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

Continuing Impact of and Response to the COVID-19 Pandemic and Its Extended Consequences

During fiscal 2020 and continuing into fiscal 2021, the COVID-19 pandemic has negatively affected our businesses in a number of ways, and is expected to continue to do so.

Operating Results. Our senior living operations segment, which we also refer to as SHOP, continued to be impacted by the COVID-19 pandemic. Occupancy began to improve starting in the second quarter of 2021 and continued over the course of 2021. During 2021, a broader macro labor shortage drove increased labor costs at our communities, resulting in continued decline in NOI compared to 2020.

Provider Relief Grants. In 2020 and 2021, we applied for grants under Phase 2, Phase 3 and Phase 4 of the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our senior living operations segment to partially mitigate losses attributable to COVID-19. These grants are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions. See “Government Regulation—Governmental Response to the COVID-19 Pandemic” in Part I, Item 1 of this Annual Report.

During 2021 and 2020, we received $15.4 million and $35.1 million, respectively, in grants in connection with our applications and recognized these grants within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received. Subsequent to December 31, 2021, we received $34.0 million in grants in connection with our Phase 4 applications, which we expect to recognize in 2022. Any grants that are ultimately received and retained by us are not expected to fully offset the losses incurred in our senior living operating portfolio that are attributable to COVID-19. Further, although we continue to monitor and evaluate the terms and conditions associated with the Provider Relief Fund distributions, we cannot assure you that we will be in compliance with all requirements related to the payments received under the Provider Relief Fund.

Continuing Impact. The trajectory and future impact of the COVID-19 pandemic remains highly uncertain. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of testing, the extent to which governments impose, roll-back or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

See “Risk Factors — Risks Related to the COVID-19 Pandemic” included in Part I, Item 1A of this Annual Report and “Note 1 - Description of Business - COVID-19 Update” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report for a description of charges recognized during the year ended December 31, 2020 as a result of the COVID-19 pandemic.

Select 2021 and Early 2022 Highlights

Investments and Dispositions

•During the year ended December 31, 2021, we acquired six Canadian senior housing communities reported within our senior living operations reportable business segment and a behavioral health center in Plano, Texas reported within our office operations reportable business segment for aggregate consideration of $240.7 million.

•During the year ended December 31, 2021, we sold 34 MOBs, eight triple-net leased properties and 23 senior housing communities for aggregate consideration of $859.7 million and recognized gains on the sale of these assets of $218.8 million in our Consolidated Statements of Income.

•In October 2021, we received proceeds of $45.0 million in full repayment of a note from Brookdale Senior Living. The note was issued to us in connection with the modification of our lease with Brookdale Senior Living in the third quarter of 2020.

•In September 2021, we completed our acquisition of New Senior Investment Group Inc. (“New Senior”) for a purchase price of $2.3 billion in an all-stock transaction, which added over 100 independent living properties to our senior housing portfolio. We funded the transaction through the issuance of approximately 13.3 million shares of our common stock, the assumption of $482.5 million of New Senior mortgage debt and $1.1 billion of cash paid at closing.

•In September 2021, we completed a buyout of Pacific Medical Buildings’ interest in the state-of-the-art, newly developed Sutter Van Ness Medical Office Building.

•In July 2021, we received $66.0 million from Holiday Retirement as repayment in full of secured notes which Holiday Retirement previously issued to us as part of a lease termination transaction entered into in April 2020.

•In July 2021, we received $224 million for the full redemption of Ardent’s outstanding 9.75% Senior Notes due 2026 at a price equal to 107.313% of the principal amount of the notes, plus accrued and unpaid interest. This redemption resulted in a gain of $16.6 million.

•In February 2022, we closed on the acquisitions of 18 MOBs leased to affiliates of Ardent for $204 million and one senior housing community within our senior living operations reportable business segment for $105.4 million.

Liquidity and Capital

•As of December 31, 2021, we had approximately $2.5 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with $280.0 million borrowings outstanding under our commercial paper program and negligible near-term debt maturing.

•In December 2021, Ventas Canada issued and sold C$475.0 million aggregate principal amount of 2.45% senior notes, Series G and C$300.0 million aggregate principal amount of 3.30% senior notes, Series H, due 2027 and 2031 at 99.79% and 99.65% of par, respectively.

•In August 2021, Ventas Realty issued and sold $500.0 million aggregate principal amount of 2.50% senior notes due 2031 at an amount equal to 99.74% of par.

•In August 2021, Ventas Realty Limited Partnership (“Ventas Realty”) issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.125% senior notes due 2023, resulting in a loss on extinguishment of debt of $20.9 million for the year ended December 31, 2021. The redemption settled in September 2021, principally using cash on hand.

•In July 2021, Ventas Realty and Ventas Capital Corporation issued a make whole notice of redemption for the entirety of the $263.7 million aggregate principal amount of 3.25% senior notes due 2022, resulting in a loss on extinguishment of debt of $8.2 million for the year ended December 31, 2021. The redemption settled in August 2021, principally using cash on hand.

•In February 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, resulting in a loss on extinguishment of debt of $27.3 million for the year ended December 31, 2021. The redemption settled in March 2021, principally using cash on hand.

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

•During 2021, we sold 10.9 million shares of our common stock under our “at-the-market” equity offering program (“ATM program”) for gross proceeds of $626.4 million, representing an average price of $57.71 per share. In November 2021, we replaced our ATM program with a similar program, under which we may sell up to an aggregate of $1.0 billion of our common stock. As of December 31, 2021, we have $1.0 billion remaining under our existing ATM program.

Portfolio

•We successfully transitioned the operations of 90 senior living communities owned by us and operated under management agreements with Eclipse Senior Living, Inc. (“ESL”) to seven experienced managers by the start of January 2022. ESL is expected to cease operation of its management business in 2022 following completion of the transitions. We incurred certain one-time transition costs and expenses in connection with the transitions.

Environmental, Social and Governance

•During 2021, we continued our leadership in ESG, receiving numerous recognitions and accolades, including the CDP “A List” for climate change in 2021, the 2021 Nareit Health Care “Leader in the Light” award for a fifth consecutive year, the 2022 Bloomberg Gender-Equality Index for the third consecutive year, the 2021 Dow Jones Sustainability

World Index for the third consecutive year, earning a 4-star GRESB rating for the ninth consecutive year, and named a 2021 ENERGY STAR® Partner of the Year.

Other Items

•In March 2021, the Ventas Life Science and Healthcare Real Estate Fund, L.P. (the “Ventas Fund”) acquired two Class-A life science properties in the Baltimore-DC life science cluster for $272 million, which increased the Ventas Fund’s assets under management to $2.1 billion.

•During 2021 and in first quarter of 2022, we received $15.4 million and $34.0 million, respectively, in grants in connection with our Phase 3 and Phase 4 applications to the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our senior living operations segment to partially mitigate losses attributable to COVID-19.

•During the year ended December 31, 2021, we recognized $10.2 million of expenses relating to natural disaster events.

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

Recently Issued Accounting Standards

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance, (“ASU 2022-10”) which requires expanded disclosure for transactions involving the receipt of government assistance. Required disclosures include a description of the nature of transactions with government entities, our accounting policies for such transactions and their impact to our Consolidated Financial Statements. ASU 2021-10 is effective for us beginning January 1, 2022 and adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.

Results of Operations

As of December 31, 2021, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment net operating income (“NOI”) and related measures. For further information regarding our reportable business segments and a discussion of our definition of segment NOI, see “Note 18 – Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Years Ended December 31, 2021 and 2020

The table below shows our results of operations for the years ended December 31, 2021 and 2020 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands).

	For the Years Ended December 31,		(Decrease) Increase to Net Income
	2021	2020	$	%
Segment NOI:
Triple-net leased properties	$638,488	$673,105	$(34,617)	(5.1%)
Senior living operations	458,273	538,489	(80,216)	(14.9)
Office operations	543,882	549,375	(5,493)	(1.0)
All other	84,058	87,021	(2,963)	(3.4)
Total segment NOI	1,724,701	1,847,990	(123,289)	(6.7)
Interest and other income	14,809	7,609	7,200	94.6
Interest expense	(440,089)	(469,541)	29,452	6.3
Depreciation and amortization	(1,197,403)	(1,109,763)	(87,640)	(7.9)
General, administrative and professional fees	(129,758)	(130,158)	400	0.3
Loss on extinguishment of debt, net	(59,299)	(10,791)	(48,508)	nm
Transaction expenses and deal costs	(47,318)	(29,812)	(17,506)	(58.7)
Allowance on loans receivable and investments	9,082	(24,238)	33,320	nm
Other	(37,110)	(707)	(36,403)	nm
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(162,385)	80,589	(242,974)	nm
Income from unconsolidated entities	4,983	1,844	3,139	nm
Gain on real estate dispositions	218,788	262,218	(43,430)	(16.6)
Income tax (expense) benefit	(4,827)	96,534	(101,361)	nm
Income from continuing operations	56,559	441,185	(384,626)	(87.2)
Net income	56,559	441,185	(384,626)	(87.2)
Net income attributable to noncontrolling interests	7,551	2,036	5,515	nm
Net income attributable to common stockholders	$49,008	$439,149	(390,141)	(88.8)
nm—not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of December 31, 2021 (dollars in thousands):

	For the Years Ended December 31,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
Segment NOI—Triple-Net Leased Properties:
Rental income	$653,823	$695,265	$(41,442)	(6.0%)
Less: Property-level operating expenses	(15,335)	(22,160)	6,825	30.8
Segment NOI	$638,488	$673,105	(34,617)	(5.1)

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

The decrease in our triple-net leased properties segment NOI in 2021 over the prior year was primarily driven by (i) a $69.0 million reduction (including $18.2 million of contractual rent) attributable to the net impact of the transition of 26 independent living assets operated by Holiday Retirement, from our triple-net portfolio to our senior housing operating portfolio in the beginning of the second quarter of 2020, (ii) a $17.3 million reduction in rental income under our lease with Brookdale Senior Living following modification of the lease in the third quarter of 2020, and (iii) a $29.6 million reduction attributable to rental income from communities that were sold or transitioned to our senior housing operating portfolio prior to December 31, 2021. These decreases were partially offset by the $22.3 million non-cash benefit of a lease termination in connection with a transition to a new operator under a management contract during the third quarter of 2021 and $67.6 million of COVID-19 related write-offs of previously accrued straight-line rental income during the second and third quarters of 2020.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2021 and measured over the trailing 12 months ended September 30, 2021 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2020 and measured over the 12 months ended September 30, 2020. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full four quarters of occupancy results.

	Number of Properties at December 31, 2021	Average Occupancy for the Trailing 12 Months Ended September 30, 2021	Number of Properties at December 31, 2020	Average Occupancy for the Trailing 12 Months Ended September 30, 2020
Senior housing communities	261	73.5%	290	82.1%
Skilled nursing facilities (“SNFs”)	16	75.9	16	82.9
IRFs and LTACs	35	58.5	35	55.7

Declines in occupancy are primarily the result of COVID-19 impacts to senior housing and SNF operations.

The following table compares results of operations for our 328 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Annual Report on Form 10-K for additional disclosure regarding same-store NOI for each of our reportable business segments (dollars in thousands):

	For the Years Ended December 31,		Increase to Segment NOI
	2021	2020	$	%
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$591,348	$553,155	$38,193	6.9%
Less: Property-level operating expenses	(12,617)	(13,758)	1,141	8.3
Segment NOI	$578,731	$539,397	39,334	7.3

The increase in our same-store triple-net leased properties rental income in 2021 over the prior year was attributable primarily to $60.8 million of COVID-19 related write-offs of previously accrued straight-line rental income during 2020 and rent increases due to contractual escalations pursuant to the terms of our leases, partially offset by $17.3 million in lower rental income recognized under our lease with Brookdale Senior Living following modification of the lease in the third quarter of 2020.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2021 (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2021	2020	$	%
Segment NOI—Senior Living Operations:
Resident fees and services	$2,270,001	$2,197,160	$72,841	3.3%
Less: Property-level operating expenses	(1,811,728)	(1,658,671)	(153,057)	(9.2)
Segment NOI	$458,273	$538,489	(80,216)	(14.9)

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2021	2020	2021	2020	2021	2020
Total communities	545	432	78.5%	81.7%	$4,487	$4,766

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

The decrease in our senior living operations segment NOI in 2021 over the prior year is primarily driven by lower occupancy, revenue per occupied room and HHS proceeds received and higher operating expenses, principally labor costs, partially offset by the addition of over 100 independent living properties in the third quarter of 2021 as a result of the New Senior acquisition, the transition of assets from our triple-net portfolio to our senior living operating portfolio and development properties placed in service. During 2021 and 2020, we received $15.4 million and $35.1 million, respectively, from HHS under the Provider Relief Fund, which reduced property-level operating expenses in the applicable period.

The following table compares results of operations for our 276 same-store senior living operating communities (dollars in thousands):

	For the Years Ended December 31,		Decrease to Segment NOI
	2021	2020	$	%
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,619,570	$1,713,490	$(93,920)	(5.5%)
Less: Property-level operating expenses	(1,249,253)	(1,240,278)	(8,975)	(0.7)
Segment NOI	$370,317	$473,212	(102,895)	(21.7)

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2021	2020	2021	2020	2021	2020
Same-store communities	276	276	81.6%	84.2%	$4,939	$5,069

The decrease in our same-store senior living operations segment NOI is primarily driven by lower occupancy, revenue per occupied room and HHS proceeds received and higher operating expenses, principally labor costs, partially offset by lower direct COVID-19 costs such as PPE in 2021. During 2021 and 2020, we received $9.4 million and $26.1 million, respectively, from HHS under the Provider Relief Fund, which reduced property-level operating expenses in the applicable period.

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2021 (dollars in thousands). For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Years Ended December 31,		(Decrease) Increase to Segment NOI
	2021	2020	$	%
Segment NOI—Office Operations:
Rental income	$794,297	$799,627	$(5,330)	(0.7%)
Office building services revenue	8,384	8,675	(291)	(3.4)
Total revenues	802,681	808,302	(5,621)	(0.7)
Less:
Property-level operating expenses	(257,001)	(256,612)	(389)	(0.2)
Office building and other services costs	(1,798)	(2,315)	517	22.3
Segment NOI	$543,882	$549,375	(5,493)	(1.0)

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2021	2020	2021	2020	2021	2020
Total office buildings	342	374	90.8%	89.7%	$35	$34

The decrease in our office operations segment NOI in 2021 over the prior year was primarily due to assets sold in the first quarter of 2020, business interruption insurance proceeds received in 2020 and dispositions of non-core assets during 2021. These decreases were partially offset by new leasing, increased tenant retention and improved parking revenues.

The following table compares results of operations for our 327 same-store office buildings (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to Segment NOI
	2021	2020	$	%
Same-Store Segment NOI—Office Operations:
Rental income	$729,358	$699,231	$30,127	4.3%
Less: Property-level operating expenses	(230,393)	(222,136)	(8,257)	(3.7)
Segment NOI	$498,965	$477,095	21,870	4.6

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2021	2020	2021	2020	2021	2020
Same-store office buildings	327	327	92.3%	91.8%	$35	$34

The increase in our same-store office operations segment NOI in 2021 over the prior year is primarily due to contractual rent escalators, new leasing, increased tenant retention and improved parking revenues.

Segment NOI — All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $3.0 million decrease in all other segment NOI in 2021 over the prior year was primarily due to reduced interest income from our loans receivable investments due to loan repayments during 2021 and lower LIBOR-based interest rates as well as costs associated with the Ventas Investment Management platform. This is partially offset by the $16.6 million gain recognized in 2021 for the redemption of Ardent’s outstanding 9.75% Senior Notes due 2026 and an increase in management fee revenues from investments in unconsolidated real estate entities. See “Note 6 – Loans Receivable and Investments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Company Results

Interest and Other Income

The $7.2 million increase in interest and other income in 2021 over the prior year is primarily due to a $13.1 million payment received in the fourth quarter of 2021 related to certain 2021 Kindred transactions (See “Note 3 – Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) offset by a 2020 reduction of a liability related to an acquisition and interest income on short-term investments.
Interest Expense

The $29.5 million decrease in total interest expense in 2021 over the prior year was primarily attributable to a decrease of $34.5 million due to lower debt balances, partially offset by an increase of $6.3 million due to a higher effective interest rate. Our GAAP weighted average effective interest rate was 3.6% for 2021, compared to 3.5% for 2020. Capitalized interest for 2021 and 2020 was $11.3 million and $9.6 million, respectively.

Depreciation and Amortization

The $87.6 million increase in depreciation and amortization expense in 2021 over the prior year is primarily due to a $65.6 million increase in impairments recognized in 2021 relating to properties that were sold or classified as held for sale and a $42.0 million increase related to the September 2021 acquisition of New Senior, partially offset by the impact of sold properties during 2020 and 2021.

General, Administrative and Professional Fees

General, administrative and professional fees in 2021 remained relatively flat compared to the prior year.

Loss on Extinguishment of Debt, Net

The $48.5 million increase in loss on extinguishment of debt, net in 2021 is primarily related to an aggregate $56.4 million loss recognized during 2021 for the redemptions of $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, $400.0 million aggregate principal amount of 3.125% senior notes due 2023, and $263.7 million aggregate principal amount of 3.25% senior notes due 2022, partially offset by the $7.4 million loss recognized in 2020 for the redemption of $236.3 million aggregate principal amount of our 3.25% senior notes due 2022.

Transaction Expenses and Deal Costs

The $17.5 million increase in transaction expenses and deal costs in 2021 over the prior year was primarily associated with increased costs in 2021 associated with operator transitions, partially offset by costs incurred in 2020 related to our lease modifications with Brookdale Senior Living, severance related charges and captive insurance organization costs.

Allowance on Loans Receivable and Investments

The $33.3 million change in allowance on loans receivable and investments was due to the recognition of COVID-19 related credit losses during 2020 and the subsequent reversal of certain allowances in the first quarter of 2021 due to a change in our estimate of credit losses.

Other

The $36.4 million increase in other expenses in 2021 is primarily due to a $1.2 million unrealized loss on changes in fair value of stock warrants received in connection with the Brookdale Senior Living lease modification compared to an unrealized gain of $22.0 million recognized during 2020. In addition, there was an increase of $9.0 million relating to 2021 natural disaster events.

Income from Unconsolidated Entities

The $3.1 million increase in income from unconsolidated entities for 2021 over 2020 was primarily due to our share of increased net income from our investees.

Gain on Real Estate Dispositions

The $43.4 million decrease in gain on real estate dispositions was due to the dispositions of 34 MOBs, eight triple-net leased properties and 23 senior housing communities, which resulted in gains on sale of real estate of $218.8 million recognized in 2021 compared to gains of $262.2 million in 2020. The gain on real estate dispositions for 2020 was primarily attributable to the sale of six properties during the first quarter of 2020.

Income Tax Expense

The $101.4 million increase in income tax expense related to continuing operations for 2021 over 2020 is primarily due to a $152.9 million deferred tax benefit related to the internal restructuring of certain U.S. taxable REIT subsidiaries completed within the first quarter of 2020, partially offset by changes in the valuation allowance in 2020 against deferred tax assets of certain of our TRS entities. The restructuring benefit resulted from the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the entities other than the TRS entities in this tax-free transaction.

Years Ended December 31, 2020 and 2019

Our Annual Report for the year ended December 31, 2020, filed with the SEC on February 23, 2021, contains information regarding our results of operations for the years ended December 31, 2020 and 2019 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

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

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate property, including gain (or loss) on re-measurement of equity method investments and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities. Adjustments for unconsolidated partnerships and entities will be calculated to reflect FFO on the same basis. We define Normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) transaction costs and expenses, including amortization of intangibles, transition and integration expenses and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan, derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income and non-cash charges related to leases; (d) the financial impact of contingent consideration, severance-related costs and charitable donations to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other unusual items related to unconsolidated entities; (g) net expenses or recoveries related to natural disasters and (h) any other incremental items set forth in the Normalized FFO reconciliation included herein.

The following table summarizes our FFO and Normalized FFO for each of the three years ended December 31, 2021 (dollars in thousands). The decrease in Normalized FFO for the year ended December 31, 2021 over the prior year is due to the impact of COVID-19 on our senior housing and triple-net lease segments, and decreased NOI from dispositions during 2020 and 2021, partially offset by a decrease in interest expense and additional property level NOI from the New Senior acquisition.

	For the Years Ended December 31,
	2021	2020	2019
Net income attributable to common stockholders	$49,008	$439,149	$433,016
Adjustments:
Depreciation and amortization on real estate assets	1,192,856	1,104,114	1,039,550
Depreciation on real estate assets related to noncontrolling interests	(18,498)	(16,767)	(9,762)
Depreciation on real estate assets related to unconsolidated entities	17,888	4,986	187
Gain on real estate dispositions related to unconsolidated entities	—	—	(1,263)
Gain (loss) on real estate dispositions related to noncontrolling interests	302	(9)	343
Gain on real estate dispositions	(218,788)	(262,218)	(26,022)
FFO attributable to common stockholders	1,022,768	1,269,255	1,436,049
Adjustments:
Change in fair value of financial instruments	1,207	(21,928)	(78)
Non-cash income tax benefit	(1,224)	(98,114)	(58,918)
Loss on extinguishment of debt, net	64,558	10,791	41,900
Gain on transactions related to unconsolidated entities	(6,328)	(597)	(18)
Transaction expenses and deal costs	54,874	34,690	18,208
Amortization of other intangibles	(21,627)	472	484
Other items related to unconsolidated entities	1,479	(614)	3,291
Non-cash impact of changes to equity plan	1,796	(452)	7,812
Natural disaster expenses (recoveries), net	10,147	1,247	(25,683)
Impact of Holiday lease termination	—	(50,184)	—
Write-off of straight-line rental income, net of noncontrolling interests	—	70,863	—
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	(9,074)	34,543	—
Normalized FFO attributable to common stockholders	$1,118,576	$1,249,972	$1,423,047

NOI

We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building and other services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies.

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Net income attributable to common stockholders	$49,008	$439,149	$433,016
Adjustments:
Interest and other income	(14,809)	(7,609)	(10,984)
Interest expense	440,089	469,541	451,662
Depreciation and amortization	1,197,403	1,109,763	1,045,620
General, administrative and professional fees	129,758	130,158	158,726
Loss on extinguishment of debt, net	59,299	10,791	41,900
Transaction expenses and deal costs	47,318	29,812	15,235
Allowance on loan receivable and investments	(9,082)	24,238	—
Other	37,110	707	(10,339)
Net income attributable to noncontrolling interests	7,551	2,036	6,281
(Income) loss from unconsolidated entities	(4,983)	(1,844)	2,454
Income tax expense (benefit)	4,827	(96,534)	(56,310)
Gain on real estate dispositions	(218,788)	(262,218)	(26,022)
NOI	$1,724,701	$1,847,990	$2,051,239

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

Properties are excluded from same-store if they are: (i) sold, classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) impacted by materially disruptive events such as flood or fire; (iii) for SHOP, those properties that are currently undergoing a materially disruptive redevelopment; (iv) for our office operations and triple-net lease properties, those properties for which management has an intention to institute, or has instituted, a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, or maintain a market-competitive position and/or achieve property stabilization, most commonly as a result of an expected or actual material change in occupancy or NOI; or (v) for the senior living operations and triple-net leased segments, those properties that are scheduled to undergo operator or business model transitions, or have transitioned operators or business models after the start of the prior comparison period.

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

Market Risk

We are exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and available for sale securities. These market risks result primarily from changes in LIBOR rates or prime rates. To manage these risks, we continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions. See “Risk
Factors—We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective.” included in Part I, Item 1A of this Annual Report.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2021	2020	2019
Balance:
Fixed rate:
Senior notes	$8,729,102	$8,869,036	$8,584,056
Unsecured term loans	200,000	200,000	200,000
Secured revolving construction credit facility	—	—	160,492
Mortgage loans and other	2,061,880	1,389,227	1,325,854
Subtotal fixed rate	10,990,982	10,458,263	10,270,402
Variable rate:
Senior notes	—	235,664	231,018
Unsecured revolving credit facility	56,448	39,395	120,787
Unsecured term loans	395,757	392,773	385,030
Commercial paper notes	280,000	—	567,450
Secured revolving construction credit facility	—	154,098	—
Mortgage loans and other	369,951	702,878	671,115
Subtotal variable rate	1,102,156	1,524,808	1,975,400
Total	$12,093,138	$11,983,071	$12,245,802
Percent of total debt:
Fixed rate:
Senior notes	72.1%	73.9%	70.1%
Unsecured term loans	1.7	1.7	1.6
Secured revolving construction credit facility	—	—	1.3
Mortgage loans and other	17.0	11.6	10.8
Variable rate:
Senior notes	—	2.0	1.9
Unsecured revolving credit facility	0.5	0.3	1.0
Unsecured term loans	3.3	3.3	3.1
Commercial paper notes	2.3	—	4.7
Secured revolving construction credit facility	—	1.3	—
Mortgage loans and other	3.1	5.9	5.5
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.7%
Unsecured term loans	3.6	3.6	2.0
Secured revolving construction credit facility	—	—	4.5
Mortgage loans and other	3.6	3.5	3.7
Variable rate:
Senior notes	—	1.0	2.5
Unsecured revolving credit facility	1.1	1.0	2.4
Unsecured term loans	1.4	1.4	2.9
Commercial paper notes	0.3	—	2.0
Secured revolving construction credit facility	—	1.9	—
Mortgage loans and other	1.7	1.9	3.4
Total	3.4	3.4	3.5

The variable rate debt in the table above reflects, in part, the effect of $145.6 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $303.1 million and C$274.0 million notional amount of interest rate swaps with maturities ranging from January 2023 to April 2031, in each case that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The increase in our fixed rate debt from December 31, 2020 to December 31, 2021 was primarily due to an increase in mortgage loans outstanding, largely as a result of mortgage debt assumed in connection with the New Senior Acquisition, and the issuance of $500.0 million of senior notes due in 2031, partially offset by the redemptions of senior notes due in 2022 and 2023.

The decrease in our outstanding variable rate debt at December 31, 2021 compared to December 31, 2020 is primarily attributable to the payoffs of senior notes, the secured revolving construction credit facility, and secured mortgages, all partially offset by an increase in commercial paper notes outstanding.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of December 31, 2021, interest expense on an annualized basis would increase by approximately $10.4 million, or $0.03 per diluted common share.

As of December 31, 2021 and 2020, our joint venture partners’ aggregate share of total debt was $278.0 million and $271.6 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated real estate entities, which was $338.1 million and $213.0 million as of December 31, 2021 and 2020, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of December 31,
	2021	2020
Gross book value	$10,990,981	$10,458,262
Fair value	11,766,336	11,550,236
Fair value reflecting change in interest rates:
-100 basis points	12,437,306	12,204,507
+100 basis points	11,164,150	10,951,483

The change in fair value of our fixed rate debt from December 31, 2020 to December 31, 2021 was due primarily to the assumption of fixed rate mortgage debt in our acquisition of New Senior partially offset by 2021 senior note repayments, net of new issuances.

As of December 31, 2021 and 2020, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $498.0 million and $565.7 million, respectively. See “Note 6 – Loans Receivable and Investments” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2021 (including the impact of existing hedging arrangements), if the value of the U.S.

dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the year ended December 31, 2021 would decrease or increase, as applicable, by $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

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

	As of December 31,
	2021	2020
Investment mix by asset type (1):
Senior housing communities	67.4%	63.5%
MOBs	17.1	19.7
Life science, research and innovation centers	6.7	7.1
Health systems	5.0	5.2
IRFs and LTACs	1.5	1.7
SNFs	0.6	0.7
Secured loans receivable and investments, net	1.7	2.1
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria	19.8%	20.8%
Sunrise	10.0	10.4
Brookdale Senior Living	7.8	8.2
Ardent	4.7	4.9
Kindred	1.0	1.1
All other	56.7	54.6
Total	100.0%	100.0%

(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Years Ended December 31,
	2021	2020	2019
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	59.4%	58.0%	55.8%
Brookdale Senior Living (2)	3.9	4.4	4.7
Ardent	3.3	3.2	3.1
Kindred	3.8	3.5	3.3
All others	29.6	30.9	33.1
Total	100.0%	100.0%	100.0%
NOI:
Senior living operations	26.8%	29.4%	31.1%
Brookdale Senior Living (2)	8.6	9.0	8.7
Ardent	7.4	6.6	5.8
Kindred	7.8	7.1	6.3
All others	49.4	47.9	48.1
Total	100.0%	100.0%	100.0%
Operations mix by geographic location (3):
California	15.0%	15.7%	15.9%
New York	7.6	8.1	8.8
Texas	6.1	6.1	6.0
Pennsylvania	4.6	4.6	4.7
North Carolina	4.0	4.1	4.3
All others	62.7	61.4	60.3
Total	100.0%	100.0%	100.0%

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

See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP to NOI.

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

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the year ended December 31, 2021, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Our Business Operations and Strategy Risks—If we must replace any of our tenants or managers, we may be unable to do so on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item IA of this Annual Report.

The following table summarizes our lease expirations in our triple-net leased properties segment currently scheduled to occur over the next 10 years as of December 31, 2021 (dollars in thousands):

	Number of Properties(1)	2021 Annualized Base Rent (“ABR”)(2)	% of 2021 Total Triple-Net Leased Properties Segment Rental Income
2022	4	$5,844	0.9%
2023 (3)	6	31,750	4.9
2024	26	14,484	2.2
2025	163	207,869	31.8
2026	36	44,045	6.7
2027	7	13,194	2.0
2028	27	29,109	4.5
2029	16	16,862	2.6
2030	6	4,891	0.7
2031	2	1,397	0.2
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
(3)Relates to six LTACs leased by Kindred. Kindred may extend the term for 5 years by delivering a renewal notice to the Company 12 to 18 months prior to expiration. We cannot assure you that Kindred will exercise its renewal option for these LTACs. See “Risk Factors—Our Business Operations and Strategy Risk—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

Liquidity and Capital Resources

During 2021, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, and proceeds from asset sales.

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. See Note 10 – Senior Notes Payable and Other Debt and Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for amounts outstanding as of December 31, 2021 relating to our long-term debt obligations and operating obligations, respectively.

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

As of December 31, 2021, we had $2.7 billion of undrawn capacity on our New Credit Facility with $56.4 million borrowings outstanding and an additional $24.9 million restricted to support outstanding letters of credit. We limit our use of the New Credit Facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. As of December 31, 2021, we had $280.0 million of commercial paper outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U. S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2021, we had $280.0 million borrowings outstanding under our commercial paper program.

As of December 31, 2021, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023. The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of December 31, 2021, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

During the year ended December 31, 2021, we terminated the $400.0 million secured revolving construction credit facility, resulting in a loss on extinguishment of debt of $0.5 million.

Senior Notes

In December 2021, Ventas Canada issued and sold C$475.0 million aggregate principal amount of 2.45% senior notes, Series G and C$300.0 million aggregate principal amount of 3.30% senior notes, Series H, due 2027 and 2031 at 99.79% and 99.65% of par, respectively.

In November 2021, Ventas Canada issued a make whole notice of redemption for the entirety of the C$250.0 million aggregate principal amount of 3.30% senior notes due 2022, resulting in a loss on extinguishment of debt of $0.8 million during the year ended December 31, 2021. The redemption settled in December 2021, principally using cash on hand.

In November 2021, Ventas Canada repaid in full, at par, our variable rate C$300.0 million principal amount then outstanding senior notes due 2021 upon maturity.

In August 2021, Ventas Realty issued and sold $500.0 million aggregate principal amount of 2.50% senior notes due 2031 at 99.74% of par.

In August 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.125% senior notes due 2023, resulting in a loss on extinguishment of debt of $20.9 million for the year ended December 31, 2021. The redemption settled in September 2021, principally using cash on hand.

In July 2021, Ventas Realty and Ventas Capital Corporation issued a make whole notice of redemption for the entirety of the $263.7 million aggregate principal amount of 3.25% senior notes due 2022, resulting in a loss on extinguishment of debt of $8.2 million for the year ended December 31, 2021. The redemption settled in August 2021, principally using cash on hand.

In February 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, resulting in a loss on extinguishment of debt of $27.3 million for the year ended December 31, 2021. The redemption settled in March 2021, principally using cash on hand.

As of December 31, 2021, we had outstanding $7.2 billion aggregate principal amount of senior notes issued by Ventas Realty, approximately $75.2 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.9 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

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

The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. We were in compliance with all of these covenants at December 31, 2021.

Mortgages

In September 2021, we assumed mortgage debt of $482.5 million in connection with the New Senior Acquisition, including a $25.4 million fair value premium which will be amortized over the remaining term through interest expense in our Consolidated Statement of Income. See “Note 4 – Acquisitions of Real Estate Property”.

At December 31, 2021 and 2020, our consolidated aggregate principal amount of mortgage debt outstanding was $2.4 billion and $2.1 billion, respectively, of which our share was $2.2 billion and $1.8 billion respectively.

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

Dividends

During 2021, we declared four dividends totaling $1.80 per share of our common stock, including a fourth quarter dividend of $0.45 per share. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2022.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2021, we had 14 properties under development pursuant to these agreements, including four properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Equity Offerings

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). In November 2021, we replaced our ATM program with a similar program, under which we may sell up to an aggregate of $1.0 billion of our common stock. As of December 31, 2021, we have $1.0 billion remaining under our existing ATM program. During the years ended December 31, 2021, 2020 and 2019, we sold 10.9 million, 1.5 million and 2.7 million shares of our common stock under our previous ATM program for gross proceeds of $626.4 million, $66.6 million and $177.9 million, respectively, at an average gross price of $57.71, $44.88 and $66.75 per share, respectively.

In September 2021, we issued approximately 13.3 million shares of our common stock at a value of $751.2 million in connection with the New Senior Acquisition.

Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Years Ended December 31,		(Decrease) Increase to Cash
	2021	2020	$	%
Cash, cash equivalents and restricted cash at beginning of year	$451,640	$146,102	$305,538	nm
Net cash provided by operating activities	1,026,116	1,450,176	(424,060)	(29.2)
Net cash (used in) provided by investing activities	(724,140)	154,295	(878,435)	nm
Net cash used in financing activities	(558,466)	(1,300,021)	741,555	57.0
Effect of foreign currency translation	1,447	1,088	359	33.0
Cash, cash equivalents and restricted cash at end of year	$196,597	$451,640	$(255,043)	(56.5)

nm—not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities decreased $424.1 million during the year ended December 31, 2021 over the same period in 2020 primarily due to the up-front consideration received in connection with the Brookdale transaction in 2020, and the continued impact of COVID-19 contributing to lower NOI in 2021.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $0.9 billion during 2021 over 2020 primarily due to the New Senior acquisition which was partially funded with $1.1 billion of cash, partially offset by decreased proceeds from real estate dispositions.

Cash Flows from Financing Activities

Cash flows from financing activities increased $0.7 billion during 2021 over 2020 primarily due to higher issuances of common stock, increased borrowings, net of repayments, and lower dividends paid to common stockholders during 2021.

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

In connection with the acquisition of Nationwide Health Properties, Inc. (“NHP”), our 100% owned subsidiary Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. Neither we nor any of our subsidiaries (other than NHP LLC) is obligated with respect to any of NHP LLC’s outstanding senior notes.

Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada’s senior notes.

The following summarizes our guarantor and issuer balance sheet and statement of income information as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands).

Balance Sheet Information

	As of December 31, 2021
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,448,874	$3,045,738
Total assets	17,561,305	3,156,840
Liabilities and equity
Intercompany loans	10,742,915	(3,563,060)
Total liabilities	10,972,521	4,097,362
Redeemable OP unitholder and noncontrolling interests	98,356	—
Total equity (deficit)	6,490,428	(940,522)
Total liabilities and equity	17,561,305	3,156,840

Balance Sheet Information

	As of December 31, 2020
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$16,576,278	$2,727,931
Total assets	16,937,149	2,844,339
Liabilities and equity
Intercompany loans	10,691,626	(4,532,350)
Total liabilities	10,918,320	3,577,009
Redeemable OP unitholder and noncontrolling interests	89,669	—
Total equity (deficit)	5,929,161	(732,670)
Total liabilities and equity	16,937,149	2,844,339

Statement of Income Information

	For the Year Ended December 31, 2021
	Guarantor	Issuer
Equity earnings in affiliates	$133,143	$—
Total revenues	137,348	158,255
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	49,694	(215,773)
Net income (loss)	49,008	(215,777)
Net income (loss) attributable to common stockholders	49,008	(215,777)

Statement of Income Information

	For the Year Ended December 31, 2020
	Guarantor	Issuer
Equity earnings in affiliates	$469,311	$—
Total revenues	474,392	143,259
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	440,210	(215,406)
Net income (loss)	439,149	(202,845)
Net income (loss) attributable to common stockholders	439,149	(202,845)

	For the Year Ended December 31, 2019
	Guarantor	Issuer
Equity earnings in affiliates	$362,143	$—
Total revenues	366,243	142,754
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	432,020	(246,929)
Net income (loss)	433,016	(246,841)
Net income (loss) attributable to common stockholders	433,016	(246,841)

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ventas, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

New Senior Acquisition

As discussed in Notes 2 and 4 to the consolidated financial statements, on September 21, 2021, the Company acquired New Senior Investment Group Inc. for $2.3 billion, which was accounted for as an asset acquisition (the New Senior Acquisition). The Company recorded the cost of the assets acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date.

We identified the evaluation of the acquisition date fair value measurement of land and buildings and improvements in the New Senior Acquisition as a critical audit matter. A high degree of subjective and complex auditor judgement was required in evaluating the estimated fair value of land and buildings and improvements. Specialized skills and knowledge were required in evaluating comparable land sales, and the selection of certain key assumptions used in the replacement cost method to determine the estimated fair value of buildings and improvements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the fair value to land and buildings and improvements. For a selection of land values and building replacement cost assumptions, we involved valuation professionals with specialized skills and knowledge, who assisted in (1) comparing the Company’s determination of the estimated fair value of land to sales prices from independently obtained publicly available land sales and (2) comparing certain key assumptions used in the replacement cost method to determine the estimated fair value of buildings and improvements to ranges of market data such as relevant industry guides.

Impairment of real estate investments in the senior living operations segment

As discussed in Notes 1, 2, and 5 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, the Company considers market conditions and current intentions with respect to holding or disposing of the asset and adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. During the year, impairment indicators arose for certain real estate properties. As a result, recoverability assessments were performed, fair values were determined, and impairment losses were recognized for certain properties.

We identified the evaluation of real estate investments within the senior living operations segment for impairment as a critical audit matter. Subjective auditor judgment was required in evaluating the Company’s determination of the future undiscounted cash flows and estimated fair values of properties where undiscounted cash flows were less than net book value. In particular, the undiscounted cash flows and fair value estimates were sensitive to significant assumptions, including capitalization rates, projected operating cash flows, and stabilization period. Additionally, subjective auditor judgment and specialized skills and knowledge were needed to evaluate market data used by the Company to develop fair values.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the impairment process. This included controls related to the Company’s impairment process and the significant assumptions and fair value estimates described above. To test certain of the Company’s undiscounted cash flow estimates, we evaluated the Company’s forecasts of projected operating cash flows by comparing actual results to the Company’s forecasts adjusted for current market trends. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the Company’s significant assumptions by comparing the significant assumptions to publicly available market data, and (2) evaluating the Company’s estimates of fair value for certain properties using comparable market data and transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Ventas, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ventas, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chicago, Illinois
February 18, 2022

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2021	2020
Assets
Real estate investments:
Land and improvements	$2,432,065	$2,261,415
Buildings and improvements	25,778,490	24,323,279
Construction in progress	269,315	265,748
Acquired lease intangibles	1,369,747	1,230,886
Operating lease assets	317,858	346,372
	30,167,475	28,427,700
Accumulated depreciation and amortization	(8,350,637)	(7,877,665)
Net real estate property	21,816,838	20,550,035
Secured loans receivable and investments, net	530,126	605,567
Investments in unconsolidated real estate entities	523,465	443,688
Net real estate investments	22,870,429	21,599,290
Cash and cash equivalents	149,725	413,327
Escrow deposits and restricted cash	46,872	38,313
Goodwill	1,046,140	1,051,650
Assets held for sale	28,399	9,608
Deferred income tax assets, net	11,152	9,987
Other assets	565,069	807,229
Total assets	$24,717,786	$23,929,404
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,027,544	$11,895,412
Accrued interest	106,602	111,444
Operating lease liabilities	197,234	209,917
Accounts payable and other liabilities	1,090,254	1,133,066
Liabilities related to assets held for sale	10,850	3,246
Deferred income tax liabilities	59,259	62,638
Total liabilities	13,491,743	13,415,723
Redeemable OP unitholder and noncontrolling interests	280,283	235,490
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 399,420 and 374,609 shares issued at December 31, 2021 and 2020, respectively	99,838	93,635
Capital in excess of par value	15,498,956	14,171,262
Accumulated other comprehensive loss	(64,520)	(54,354)
Retained earnings (deficit)	(4,679,889)	(4,030,376)
Treasury stock, 0 shares at both December 31, 2021 and 2020	—	—
Total Ventas stockholders’ equity	10,854,385	10,180,167
Noncontrolling interests	91,375	98,024
Total equity	10,945,760	10,278,191
Total liabilities and equity	$24,717,786	$23,929,404

  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Rental income:
Triple-net leased	$653,823	$695,265	$780,898
Office	794,297	799,627	828,978
	1,448,120	1,494,892	1,609,876
Resident fees and services	2,270,001	2,197,160	2,151,533
Office building and other services revenue	20,096	15,191	11,156
Income from loans and investments	74,981	80,505	89,201
Interest and other income	14,809	7,609	10,984
Total revenues	3,828,007	3,795,357	3,872,750
Expenses
Interest	440,089	469,541	451,662
Depreciation and amortization	1,197,403	1,109,763	1,045,620
Property-level operating expenses:
Senior living	1,811,728	1,658,671	1,521,398
Office	257,001	256,612	260,249
Triple-net leased	15,335	22,160	26,561
	2,084,064	1,937,443	1,808,208
Office building and other services costs	4,433	2,315	2,319
General, administrative and professional fees	129,758	130,158	158,726
Loss on extinguishment of debt, net	59,299	10,791	41,900
Transaction expenses and deal costs	47,318	29,812	15,235
Allowance on loans receivable and investments	(9,082)	24,238	—
Other	37,110	707	(10,339)
Total expenses	3,990,392	3,714,768	3,513,331
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(162,385)	80,589	359,419
Income (loss) from unconsolidated entities	4,983	1,844	(2,454)
Gain on real estate dispositions	218,788	262,218	26,022
Income tax (expense) benefit	(4,827)	96,534	56,310
Income from continuing operations	56,559	441,185	439,297
Net income	56,559	441,185	439,297
Net income attributable to noncontrolling interests	7,551	2,036	6,281
Net income attributable to common stockholders	$49,008	$439,149	$433,016
Earnings per common share
Basic:
Income from continuing operations	$0.15	$1.18	$1.20
Net income attributable to common stockholders	0.13	1.18	1.18
Diluted:
Income from continuing operations	$0.15	$1.17	$1.19
Net income attributable to common stockholders	0.13	1.17	1.17

  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$56,559	$441,185	$439,297
Other comprehensive loss:
Foreign currency translation	(3,357)	3,254	5,729
Unrealized (loss) gain on available for sale securities	(23,875)	(3,549)	11,634
Derivative instruments	19,934	(17,918)	(30,814)
Total other comprehensive loss	(7,298)	(18,213)	(13,451)
Comprehensive income	49,261	422,972	425,846
Comprehensive income attributable to noncontrolling interests	10,418	3,613	7,649
Comprehensive income attributable to common stockholders	$38,843	$419,359	$418,197

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2019	$89,125	$13,076,528	$(19,582)	$(2,930,214)	$—	$10,215,857	$55,737	$10,271,594
Net income	—	—	—	433,016	—	433,016	6,281	439,297
Other comprehensive (loss) income	—	—	(14,819)	—	—	(14,819)	1,368	(13,451)
Net change in noncontrolling interests	—	(12,332)	—	—	—	(12,332)	36,174	23,842
Dividends to common stockholders—$3.17 per share	—	—	—	(1,172,653)	—	(1,172,653)	—	(1,172,653)
Issuance of common stock	3,829	938,509	—	—	—	942,338	—	942,338
Issuance of common stock for stock plans, restricted stock grants and other	230	61,875	—	—	(132)	61,973	—	61,973
Adjust redeemable OP unitholder interests to current fair value	—	(7,388)	—	—	—	(7,388)	—	(7,388)
Redemption of OP Units	1	(739)	—	—	—	(738)	—	(738)
Cumulative effect of change in accounting principles	—	—	(163)	801	—	638	—	638
Balance at December 31, 2019	93,185	14,056,453	(34,564)	(3,669,050)	(132)	10,445,892	99,560	10,545,452
Net income	—	—	—	439,149	—	439,149	2,036	441,185
Other comprehensive (loss) income	—	—	(19,790)	—	—	(19,790)	1,577	(18,213)
Net change in noncontrolling interests	—	8,227	—	—	—	8,227	(5,149)	3,078
Dividends to common stockholders—$2.1425 per share	—	—	—	(800,475)	—	(800,475)	—	(800,475)
Issuance of common stock	371	65,640	—	—	—	66,011	—	66,011
Issuance of common stock for stock plans, restricted stock grants and other	79	22,568	—	—	132	22,779	—	22,779
Adjust redeemable OP unitholder interests to current fair value	—	18,638	—	—	—	18,638	—	18,638
Redemption of OP Units	—	(264)	—	—	—	(264)	—	(264)
Balance at December 31, 2020	93,635	14,171,262	(54,354)	(4,030,376)	—	10,180,167	98,024	10,278,191
Net income	—	—	—	49,008	—	49,008	7,551	56,559
Other comprehensive (loss) income	—	—	(10,166)	—	—	(10,166)	2,868	(7,298)
Acquisition-related activity	3,332	747,916				751,248	—	751,248
Net change in noncontrolling interests	—	(58,925)	—	—	—	(58,925)	(17,068)	(75,993)
Dividends to common stockholders—$1.80 per share	—	—	—	(698,521)	—	(698,521)	—	(698,521)
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of common stock for stock plans, restricted stock grants and other	2,871	649,941	—	—	(76)	652,736	—	652,736
Adjust redeemable OP unitholder interests to current fair value	—	(11,178)	—	—	—	(11,178)	—	(11,178)
Redemption of OP Units	—	(60)	—	—	76	16	—	16
Balance at December 31, 2021	$99,838	$15,498,956	$(64,520)	$(4,679,889)	$—	$10,854,385	$91,375	$10,945,760

   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$56,559	$441,185	$439,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,197,403	1,109,763	1,045,620
Amortization of deferred revenue and lease intangibles, net	(88,795)	(40,856)	(7,967)
Other non-cash amortization	17,709	20,719	22,985
Allowance on loans receivable and investments	(9,082)	24,238	—
Stock-based compensation	31,966	21,487	33,923
Straight-lining of rental income	(14,468)	103,082	(30,073)
Loss on extinguishment of debt, net	59,299	10,791	41,900
Gain on real estate dispositions	(218,788)	(262,218)	(26,022)
Gain on real estate loan investments	(1,448)	(167)	—
Income tax benefit	(1,224)	(101,985)	(58,918)
(Income) loss from unconsolidated entities	(4,973)	(1,832)	2,464
Distributions from unconsolidated entities	19,326	4,920	1,600
Other	26,404	(779)	13,264
Changes in operating assets and liabilities:
Increase in other assets	(54,571)	(68,233)	(76,693)
(Decrease) increase in accrued interest	(5,922)	276	9,737
Increase in accounts payable and other liabilities	16,721	189,785	26,666
Net cash provided by operating activities	1,026,116	1,450,176	1,437,783
Cash flows from investing activities:
Net investment in real estate property	(1,369,052)	(78,648)	(958,125)
Investment in loans receivable	(489)	(115,163)	(1,258,187)
Proceeds from real estate disposals	840,438	1,044,357	147,855
Proceeds from loans receivable	348,091	119,011	1,017,309
Development project expenditures	(247,694)	(380,413)	(403,923)
Capital expenditures	(185,275)	(148,234)	(156,724)
Distributions from unconsolidated entities	17,847	—	172
Investment in unconsolidated entities	(129,291)	(286,822)	(3,855)
Insurance proceeds for property damage claims	1,285	207	30,179
Net cash (used in) provided by investing activities	(724,140)	154,295	(1,585,299)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(125,399)	(88,868)	(569,891)
Net change in borrowings under commercial paper program	279,929	(565,524)	565,524
Proceeds from debt	1,534,298	733,298	3,013,191
Repayments of debt	(2,109,617)	(479,539)	(2,623,916)
Purchase of noncontrolling interests	(24,224)	(8,239)	—
Payment of deferred financing costs	(27,166)	(8,379)	(21,403)
Issuance of common stock, net	617,438	55,362	942,085
Cash distribution to common stockholders	(686,888)	(928,809)	(1,157,720)
Cash distribution to redeemable OP unitholders	(6,761)	(7,283)	(9,218)
Cash issued for redemption of OP Units	(96)	(575)	(2,203)
Contributions from noncontrolling interests	1,731	1,314	6,282
Distributions to noncontrolling interests	(13,577)	(12,946)	(9,717)
Proceeds from stock option exercises	8,169	15,103	36,179
Other	(6,303)	(4,936)	(8,519)
Net cash (used in) provided by financing activities	(558,466)	(1,300,021)	160,674
Net (decrease) increase in cash, cash equivalents and restricted cash	(256,490)	304,450	13,158
Effect of foreign currency translation	1,447	1,088	1,480
Cash, cash equivalents and restricted cash at beginning of year	451,640	146,102	131,464
Cash, cash equivalents and restricted cash at end of year	$196,597	$451,640	$146,102

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Interest paid including payments and receipts for derivative instruments	$402,025	$429,636	$410,854
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$1,319,988	$170,484	$1,057,138
Other assets	16,913	1,224	11,140
Debt	482,482	55,368	907,746
Other liabilities	102,256	2,707	47,121
Deferred income tax liability	446	337	95
Noncontrolling interests	468	20,259	113,316
Equity issued	751,248	—	—
Equity issued for redemption of OP Units	76	—	127

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to as “healthcare real estate”, located throughout the United States, Canada, and the United Kingdom. As of December 31, 2021, we owned or had investments in approximately 1,200 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See “Note 2 – Accounting Policies” and “Note 18 – Segment Information.” Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment or operated by independent third-party managers, in which case they are included in our senior living operations reportable business segment.

As of December 31, 2021, we leased a total of 332 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 12 properties and 31 properties, respectively, as of December 31, 2021.

As of December 31, 2021, pursuant to long-term management agreements, we engaged independent managers, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 554 senior housing communities in our senior living operations segment for us.

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

COVID-19 Update

During fiscal 2020 and continuing into fiscal 2021, our business has been and is expected to continue to be impacted by both the COVID-19 pandemic itself, including actions taken to prevent the spread of the virus and its variants, and its extended consequences.

Operating Results. Our senior living operations segment, which we also refer to as SHOP, continued to be impacted by the COVID-19 pandemic. Occupancy began to improve starting in the second quarter of 2021 and continued over the course of 2021. During 2021, a broader macro labor shortage drove increased labor costs at our communities, resulting in continued decline in NOI compared to 2020.

Provider Relief Grants. In 2020 and 2021, we applied for grants under Phase 2, Phase 3 and Phase 4 of the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our senior living operations segment to partially mitigate losses attributable to COVID-19. These grants are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions. See “Government Regulation—Governmental Response to the COVID-19 Pandemic” in Part I, Item 1 of this Annual Report.

During 2021 and 2020, we received $15.4 million and $35.1 million, respectively, in grants in connection with our applications and recognized these grants within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received. Subsequent to December 31, 2021, we received $34.0 million in grants in connection with our Phase 4 applications, which we expect to recognize in 2022. Any grants that are ultimately received and retained by us are not expected to fully offset the losses incurred in our senior living operating portfolio that are attributable to COVID-19.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, although we continue to monitor and evaluate the terms and conditions associated with the Provider Relief Fund distributions, we cannot assure you that we will be in compliance with all requirements related to the payments received under the Provider Relief Fund.

Continuing Impact. The trajectory and future impact of the COVID-19 pandemic remains highly uncertain. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of testing, the extent to which governments impose, roll-back or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

We have not identified the COVID-19 pandemic, on its own, as a “triggering event” for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of December 31, 2021 and 2020, we considered the effect of the pandemic on certain of our assets (described below) and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. As a result, we recognized no COVID-19 related charges during 2021 but recognized the following charges for the year ended December 31, 2020:

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

•Impairment of real estate assets: During 2020, we compared our estimate of undiscounted cash flows, including a hypothetical terminal value, for certain real estate assets to the assets’ respective carrying values. During 2020, we recognized $126.5 million of impairments representing the difference between the assets’ carrying value and the then-estimated fair value of $239.9 million. The impaired assets, primarily senior housing communities, represent approximately 1% of our consolidated net real estate property as of December 31, 2020. Impairments are recorded within depreciation and amortization in our Consolidated Statements of Income and are primarily related to our senior living operations reportable business segment.

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

NOTE 2 – ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have separately identified certain special purpose entities that were established to allow investments in life science, research and innovation projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs, we are a holder of variable interests and we are the primary beneficiary of the VIEs, and therefore, we consolidate these special purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to the rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.

In general, the assets of consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets (dollars in thousands):

	December 31, 2021		December 31, 2020
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$749,834	$251,352	$649,128	$238,168
Other identified VIEs	3,949,294	1,556,136	4,095,102	1,653,036
Tax credit VIEs	458,953	103,992	614,490	204,746

Investments in Unconsolidated Entities

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We adjust our investment in unconsolidated entities for additional contributions made, distributions received as well as our share of the investee’s earnings or losses, which is included in income (loss) from unconsolidated entities in our Consolidated Statements of Income.

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate NHP/PMB as a VIE. As of December 31, 2021, third-party investors owned 3.9 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 34% of the total units then outstanding, and we owned 7.5 million Class B limited partnership units in NHP/PMB, representing the remaining 66%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

In September, NHP/PMB completed the buy-out of PMB’s interest in the newly developed Sutter Van Ness Medical Office Building. In connection with that transaction, NHP/PMB issued 0.6 million OP Units to third party investors.

The OP Units are classified outside of permanent equity on our Consolidated Balance Sheets because they may be redeemed by third parties under circumstances that are outside of our control. We reflect the OP Units at the greater of cost or redemption value. As of December 31, 2021 and 2020, the fair value of the OP Units was $182.1 million and $146.0 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2021 and 2020. We record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value on our Consolidated Balance Sheets.

Noncontrolling Interests

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Excluding the redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify those interests as a component of consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss, and comprehensive income, is allocated between the joint venture partners based on their respective stated ownership percentages. In other cases, net income or loss is allocated between the joint venture partners based on the HLBV method. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. We include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income and we include the noncontrolling interests’ share of comprehensive income in our Consolidated Statements of Comprehensive Income.

Accounting for Historic and New Markets Tax Credits

For certain of our life science, research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”) or both. As of December 31, 2021, we owned six properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

We estimate the fair value of buildings acquired on an as-if-vacant basis or replacement cost basis and depreciate the building value over the estimated remaining life of the building, generally not to exceed 35 years. We determine the fair value of other fixed assets, such as site improvements, and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize project costs until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.

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

Impairment of Long-Lived and Intangible Assets

We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We test goodwill for impairment at least annually, and more frequently if indicators of impairment arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with estimating the fair value of the reporting unit. A goodwill impairment, if any, will be recognized in the period it is determined and is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.

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

Deferred Financing Costs

We amortize deferred financing costs, which are reported as a reduction to senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortized costs of approximately $19.7 million, $23.0 million and $20.2 million were included in interest expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Available for Sale Securities

We classify available for sale securities as a component of other assets on our Consolidated Balance Sheets (other than our interests in government-sponsored pooled loan investments, which are classified as secured loans receivable and investments, net on our Consolidated Balance Sheets). We record these securities at fair value and include unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. If we determine that a credit loss exists with respect to individual investments, we will recognize an allowance against the amortized cost basis of the investment with a corresponding charge to net income (in allowance on loans receivable and investments) in our Consolidated Statements of Income. We report interest income, including discount or premium amortization, on available for sale securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments in our Consolidated Statements of Income.

Derivative Instruments

We recognize all derivative instruments in other assets or accounts payable and other liabilities on our Consolidated Balance Sheets at fair value as of the reporting date. We recognize changes in the fair value of derivative instruments in other expense in our Consolidated Statements of Income or accumulated other comprehensive income on our Consolidated Balance Sheets, depending on the intended use of the derivative and our designation of the instrument.

We do not use our derivative financial instruments, including interest rate caps, interest rate swaps and foreign currency forward contracts, for trading or speculative purposes. Our foreign currency forward contracts and certain of our interest rate swaps (including the interest rate swap contracts of consolidated and unconsolidated joint ventures) are designated as effectively hedging the variability of expected cash flows related to their underlying securities and, therefore, also are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in accumulated other comprehensive income on our Consolidated Balance Sheets. We recognize any noncontrolling interests’ proportionate share of the changes in fair value of swap contracts of our consolidated joint ventures in noncontrolling interests on our Consolidated Balance Sheets. We recognize our proportionate share of the change in fair value of swap contracts of our unconsolidated joint ventures in accumulated other comprehensive income on our Consolidated Balance Sheets. Certain of our other interest rate swaps and rate caps were not designated as having a hedging relationship with the underlying securities and therefore do not meet the criteria for hedge accounting under GAAP. Accordingly, these derivative instruments are recorded on our Consolidated Balance Sheets at fair value, and changes in the fair value of these instruments are recognized in current earnings (in other expense) in our Consolidated Statements of Income.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science, research and innovation centers (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2021 and 2020, this cumulative excess totaled $176.9 million and $169.7 million, respectively (excluding properties classified as held for sale).

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

We evaluate a current estimate of all expected credit losses over the life of a financial instrument, which may result in recognition of credit losses on loans and other financial instruments before an actual event of default. We establish reserves for any estimated credit losses with a corresponding charge to allowance on loans receivable and investments in our Consolidated Statements of Income. Subsequent changes in our estimate of credit losses may result in a corresponding increase or decrease to allowance on loans receivable and investments in our Consolidated Statements of Income.

Accounting for Leased Property

We lease real property, primarily land and corporate office space, and equipment, primarily vehicles at our senior housing communities. At lease inception, we establish an operating lease asset and operating lease liability, calculated as the present value of future minimum lease payments, on our Consolidated Balance Sheets. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value. Our lease expense primarily consists of ground and corporate office leases. Ground lease expense is included in interest expense and corporate office lease expense is included in general, administrative and professional fees in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

We recognize share-based payments to employees and directors, including grants of stock options and restricted stock, included in general, administrative and professional fees in our Consolidated Statements of Income generally on a straight-line basis over the requisite service period based on the grant date fair value of the award.

Gain on Real Estate Dispositions

We recognize a gain on real estate disposition when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration.

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

We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit or expense in our Consolidated Statements of Income.

Foreign Currency

Certain of our subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record the resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity, on our Consolidated Balance Sheets, and we record foreign currency transaction gains and losses in other expense in our Consolidated Statements of Income. We recognize any noncontrolling interests’ proportionate share of currency translation adjustments of our foreign consolidated joint ventures in noncontrolling interests on our Consolidated Balance Sheets.

Segment Reporting

As of December 31, 2021, 2020 and 2019, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. See “Note 18 – Segment Information.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance, (“ASU 2022-10”) which requires expanded disclosure for transactions involving the receipt of government assistance. Required disclosures include a description of the nature of transactions with government entities, our accounting policies for such transactions and their impact to our Consolidated Financial Statements. ASU 2021-10 is effective for us beginning January 1, 2022 and adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of December 31, 2021, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 19.8%, 10.0%, 7.8%, 4.7% and 1.0%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2021). Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale Senior Living, Ardent and Kindred.

Based on gross book value, approximately 13.0% and 54.4% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of December 31, 2021). MOBs, life science, research and innovation centers, IRFs and LTACs, health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 32.6%. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2021, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building and other services costs) for each of the years ended December 31, 2021, 2020 and 2019.

Triple-Net Leased Properties

The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Years Ended December 31,
	2021	2020	2019
Revenues (1):
Brookdale Senior Living (2)	3.9%	4.4%	4.7%
Ardent	3.3	3.2	3.1
Kindred	3.8	3.5	3.3
NOI:
Brookdale Senior Living (2)	8.6%	9.0%	8.7%
Ardent	7.4	6.6	5.8
Kindred	7.8	7.1	6.3

(1)Total revenues include office building and other services revenue, income from loans and investments and interest and other income.
(2)2021 and 2020 results include $42.6 million and $21.3 million, respectively, of amortization of up-front consideration received in 2020 from the Brookdale Lease.

Each of our leases with Brookdale Senior Living, Ardent and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Ardent and Kindred leases has a corporate guaranty.

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the years ended December 31, 2021, 2020 and 2019. Refer to Item 1A. Risk Factors.

Eclipse Senior Living and Operator Transitions

We successfully transitioned the operations of 90 senior living communities owned by us and operated under management agreements with Eclipse Senior Living, Inc. (“ESL”) to seven experienced managers by the start of January 2022. ESL is expected to cease operation of its management business in 2022 following completion of the transitions. We incurred certain one-time transition costs and expenses in connection with the transitions, which was recognized within transaction expenses and deal costs in our Consolidated Statements of Income.

Kindred and Related Transactions

In June 2021, Kindred and LifePoint Health announced that they entered into a definitive agreement pursuant to which Kindred would be acquired (the “Kindred Acquisition”). This transaction closed in December 2021. In connection with the Kindred Transaction, Kindred began operating under a new healthcare system called ScionHealth. Under our agreements with Kindred, we earned a fee of $13.1 million in connection with this transaction, which was recognized within interest and other income in our Consolidated Statements of Income.

Brookdale Transactions

In July 2020, we entered into a revised master lease agreement (the “Brookdale Lease”) and certain other agreements (together with the Brookdale Lease, the “Agreements”) with Brookdale Senior Living. The Agreements modify our current arrangements with Brookdale Senior Living as follows:

We received up-front consideration of $235 million, which is being amortized over the remaining lease term and consisted of: (a) $162 million in cash including $47 million from the transfer to Ventas of deposits under the Brookdale Lease; (b) a $45 million note; (c) $28 million in warrants exercisable for 16.3 million shares of Brookdale Senior Living common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share. In October 2021, we received full repayment of the note from Brookdale.

Base cash rent under the Brookdale Lease is set at $100 million per annum starting in July 2020, with three percent annual escalators commencing on January 1, 2022. The Brookdale Lease is guaranteed by Brookdale Senior Living.

The warrants are classified within other assets on our Consolidated Balance Sheets. These warrants are measured at fair value with changes in fair value being recognized within other expense in our Consolidated Statements of Income.

Also in July 2020, Brookdale Senior Living transferred fee ownership of five senior living communities to us, in full satisfaction and repayment of a $78 million loan to Brookdale Senior Living from us that was secured by the five communities. Brookdale Senior Living manages those communities for us under a terminable management agreement.

Holiday Transaction

In April 2020, we completed a transaction with affiliates of Holiday Retirement (collectively, “Holiday”), including (a) entry into a new, terminable management agreement with Holiday Management Company for our 26 independent living assets previously subject to a triple-net lease (the “Holiday Lease”) with Holiday; (b) termination of the Holiday Lease; and (c) our receipt from Holiday of $33.8 million in cash from the transfer to us of deposits under the Holiday Lease and $66.0 million in principal amount of secured notes. As a result of the Holiday Lease termination, we recognized $50.2 million within triple-net leased rental income, composed of $99.8 million of cash and notes received less $49.6 million from the write-off of accumulated straight-line receivable.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Contractual Rents

The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments where applicable, for all of our consolidated triple-net and office building leases as of December 31, 2021 (excluding properties classified as held for sale as of December 31, 2021, dollars in thousands):

	Brookdale Senior Living	Ardent	Kindred	Other	Total
2022	$147,951	$130,834	$135,262	$700,544	$1,114,591
2023	147,693	130,834	114,356	648,401	1,041,284
2024	147,709	130,834	104,083	597,681	980,307
2025	147,725	130,834	36,015	514,305	828,879
2026	—	130,370	1,921	439,705	571,996
Thereafter	—	1,122,180	2,444	1,592,355	2,716,979
Total	$591,078	$1,775,886	$394,081	$4,492,991	$7,254,036

Senior Living Operations

As of December 31, 2021, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 256 of our 545 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

On July 30, 2021, Atria, which at the time managed a pool of 165 communities for Ventas, acquired the management services division of Holiday Retirement, which at the time managed a pool of 26 communities for Ventas. Following such transaction, Atria and Holiday each continued to manage their respective pools of communities under their own distinct management contracts with Ventas. On September 21, 2021, Ventas consummated the acquisition of New Senior Investment Group, Inc., whose portfolio included 21 Atria-managed communities and 65 Holiday-managed communities. As of December 31, 2021, Atria managed a pool of 162 communities and Holiday managed a pool of 91 communities for Ventas under their own distinct management contracts. Ventas has the ongoing right to terminate the management contract for 91 of the Holiday-managed communities with short term notice. As disclosed and presented herein, (a) references to communities managed by Atria means all communities subject to our management contracts with Atria, including the Atria-managed New Senior communities, but excluding the Holiday-managed communities; and (b) references to communities managed by Holiday means all communities subject to our management contracts with Holiday, including the Holiday-managed New Senior communities, but excluding the Atria-managed communities.

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

NOTE 4 – ACQUISITIONS OF REAL ESTATE PROPERTY

The following summarizes our acquisition activities during 2021, 2020 and 2019. We acquire and invest in senior housing, medical office buildings, life science, research and innovation centers and other healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source. Each of our acquisitions disclosed below was accounted for as an asset acquisition.

2021 Acquisitions

On September 21, 2021, we acquired New Senior Investment Group Inc. (“New Senior”) for a purchase price of $2.3 billion in an all-stock transaction pursuant to an Agreement and Plan of Merger dated as of June 28, 2021 (the “Merger Agreement”) by and among Ventas, Cadence Merger Sub LLC, our wholly owned subsidiary (“Merger Sub”), and New Senior. Under the Merger Agreement, on the acquisition date, Merger Sub merged with and into New Senior, with New Senior surviving the merger as our wholly owned subsidiary (the “New Senior Acquisition”). The New Senior Acquisition was valued at approximately $2.4 billion. We funded the transaction through the issuance of approximately 13.3 million shares of our common stock, with each New Senior stockholder receiving 0.1561 shares of Ventas common stock for each share of New Senior common stock that they owned immediately prior to the acquisition. In addition to the equity issuance, we funded the

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition through the assumption of $482.5 million of New Senior mortgage debt and $1.1 billion of cash paid at closing. The New Senior Acquisition added 102 independent living communities to our senior living operations reportable business segment and one independent living community to our triple-net lease properties reportable business segment. We accounted for this transaction as an asset acquisition and the financial results of New Senior have been included in our consolidated financial statements from the acquisition date.

During the year ended December 31, 2021, we acquired six Canadian senior housing communities reported within our senior living operations reportable business segment and a behavioral health center in Plano, Texas reported within our office operations reportable business segment for aggregate consideration of $240.7 million.

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

2022 Acquisitions

In February 2022, we closed on the acquisitions of 18 MOBs leased to affiliates of Ardent for $204 million and one senior housing community within our senior living operations reportable business segment for $105.4 million.

NOTE 5 – DISPOSITIONS AND IMPAIRMENTS

2021 Activity

During the year ended December 31, 2021, we sold 34 MOBs, eight triple-net leased properties and 23 senior housing communities for aggregate consideration of $859.7 million and recognized gains on the sale of these assets of $218.8 million in our Consolidated Statements of Income.

2020 Activity

During the year ended December 31, 2020, we recognized $262.2 million of gains on sale of real estate in our Consolidated Statements of Income as described below.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2020, we formed a joint venture (the “R&I Development JV”) with GIC. To seed the R&I Development JV, we contributed our controlling ownership interest in four in-progress university-based research and innovation development projects (the “Initial R&I JV Projects”). At closing, GIC reimbursed us for its share of costs incurred to date and we recognized a gain of $13.7 million. We own an over 50% interest and GIC owns a 45% interest in the Initial R&I JV Projects. The R&I Development JV may be expanded in the future to include other pre-identified research and innovation development projects.

See “Note 7 – Investments in Unconsolidated Entities” for additional details on the Ventas Fund and the JV.

Also during 2020, we sold four MOBs, four senior housing communities, 22 triple-net leased properties and one land parcel for aggregate consideration of $249.6 million, and we recognized a gain on the sale of these assets of $23.4 million.

2019 Activity

During the year ended December 31, 2019, we sold ten triple-net leased properties, eight MOBs, six senior housing assets and our leasehold interest in one vacant land parcel for aggregate consideration of $147.5 million, and recognized a gain on the sale of these assets of $26.0 million in our Consolidated Statements of Income.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties.

	December 31, 2021			December 31, 2020
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
Triple-net leased properties	—	$—	$—	1	$4,960	$2,690
Office operations	2	3,435	1,529	—	15	101
Senior living operations	2	24,964	9,321	1	4,633	455
Total	4	$28,399	$10,850	2	$9,608	$3,246

Real Estate Impairment

We recognized impairments of $219.4 million, $153.8 million and $133.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded during 2021 and 2019 were primarily a result of a change in our intent to hold the impaired assets. A significant portion of our 2020 charges resulted from the impact of COVID-19 and others were primarily the result of a change in our intent to hold the impaired assets (See “Note 1 – Description of Business - COVID-19 Update”).

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND INVESTMENTS

As of December 31, 2021 and 2020, we had $549.2 million and $900.2 million, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments (dollars in thousands):

	Amortized Cost	Allowance	Unrealized Gain	Carrying Amount	Fair Value
As of December 31, 2021:
Secured/mortgage loans and other, net	$488,913	$—	$—	$488,913	$478,931
Government-sponsored pooled loan investments, net (1)	39,376	—	1,836	41,213	41,213
Total investments reported as secured loans receivable and investments, net	528,289	—	1,836	530,126	520,144
Non-mortgage loans receivable, net (2)	24,418	(5,394)	—	19,024	19,039
Total loans receivable and investments, net	$552,707	$(5,394)	$1,836	$549,150	$539,183

As of December 31, 2020:
Secured/mortgage loans and other, net	$555,840	$—	$—	$555,840	$508,707
Government-sponsored pooled loan investments, net	55,154	(8,846)	3,419	49,727	49,727
Total investments reported as secured loans receivable and investments, net	610,994	(8,846)	3,419	605,567	558,434
Non-mortgage loans receivable, net (2)	74,700	(17,623)	—	57,077	57,009
Marketable debt securities (2)	213,334	—	24,219	237,553	237,553
Total loans receivable and investments, net	$899,028	$(26,469)	$27,638	$900,197	$852,996

(1)Investment in government-sponsored pool loans has a contractual maturity date in 2023.
(2)Included in other assets on our Consolidated Balance Sheets.

2021 Activity

In October 2021, we received proceeds of $45.0 million in full repayment of a note (which was included above in Non-mortgage loans receivable, net) from Brookdale Senior Living. The note was issued to us in connection with the modification of our lease with Brookdale Senior Living in the third quarter of 2020.

In July 2021, we received $66.0 million from Holiday Retirement as repayment in full of secured notes which Holiday Retirement previously issued to us as part of a lease termination transaction entered into in April 2020.

In July 2021, we received aggregate proceeds of $224 million from the redemption of Ardent’s outstanding 9.75% Senior Notes due 2026 (which was included above in Marketable debt securities) at a price equal to 107.313% of the principal amount of the notes, plus accrued and unpaid interest. The redemption resulted in a gain of $16.6 million, which is recorded in income from loans and investments in our Consolidated Statements of Income. As of December 31, 2021, $23.0 million of unrealized gain related to these securities was included in accumulated other comprehensive income on our Consolidated Balance Sheet.

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

During the first quarter of 2021, we received aggregate proceeds of $16.5 million for the redemption and sale of marketable debt securities, resulting in total gains of $1.0 million, which is recorded in income from loans and investments in our Consolidated Statements of Income. As of December 31, 2021, $1.2 million of unrealized gain was presented within accumulated other comprehensive income on our Consolidated Balance Sheet related to these securities. These securities had a weighted average interest rate of 8.3% and were due to mature between 2024 and 2026.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2021, $11.9 million of previously reserved non-mortgage loans were forgiven. We derecognized both the amortized cost bases and allowances for these loans during the quarter ended March 31, 2021. There was no impact to our Consolidated Statements of Income from the loan forgiveness.

2020 Activity

During the year ended December 31, 2020, we recognized $34.7 million in expense in establishing allowances on our loan and investment portfolio. See “Note 1 - Description Of Business - COVID-19 Update.” In December 2020, we received $10.5 million for partial repayment of previously reserved loans, which was recorded as a reduction to allowance on loans receivables and investments in our Consolidated Statements of Income.

During the year ended December 31, 2020, we received aggregate proceeds of $106.1 million for the full repayment of the principal balances of various loans receivable with a weighted average interest rate of 8.3% that were due to mature between 2020 and 2025, which resulted in total gains of $1.4 million, which is recorded in income from loans and investments in our Consolidated Statements of Income.

In April 2020, we received as consideration $66 million of notes secured by equity pledges on real estate assets with an effective interest rate of 9.2% in connection with the termination of the Holiday Lease. See “Note 3 – Concentration of Credit Risk.”

In July 2020, Brookdale Senior Living issued a $45 million note to Ventas maturing on December 31, 2025, which is included in Non-mortgage loans receivable, net. In addition, Brookdale transferred fee ownership of five senior living communities to us, in full satisfaction and repayment of a $78 million loan to Brookdale Senior Living from us that was secured by the five communities. See “Note 3 – Concentration of Credit Risk.”

NOTE 7 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

Investments in Unconsolidated Real Estate Entities

Through our Ventas Investment Management Platform, which consolidates our extensive third-party capital ventures under a single brand and umbrella, we partner with third-party institutional investors to invest in healthcare real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of our investments in unconsolidated real estate entities as of December 31, 2021 and 2020, respectively (dollars in thousands):

	Ownership (1)		Carrying Amount
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Investment in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	21.1%	22.9%	$267,475	$279,983
Pension Fund Joint Venture	22.9%	22.8%	29,192	34,690
Research & Innovation Development Joint Venture	51.0%	50.3%	221,363	123,445
Ventas Investment Management Platform			518,030	438,118
All other (2)	34.0%-50.0%	34.0%-50.0%	5,435	5,570
Total investments in unconsolidated real estate entities			$523,465	$443,688

(1) The entities in which we have an ownership interest may have less than a 100% interest in the underlying real estate. The ownership percentages in the table reflect our interest in the underlying real estate. Joint venture members, including us in some instances, have equity participation rights based on the underlying performance of the investments, which could result in non pro rata distributions.

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

In October 2020, we formed the R&I Development JV. See “Note 5 – Dispositions and Impairments.” We own an over 50% interest and GIC owns a 45% interest in the Initial R&I JV Projects. We act as manager of the R&I Development JV, with customary rights and obligations, and will receive customary fees and incentives. Our exclusive development partner, Wexford Science & Technology, remains the developer of, and a minority partner in, all of the projects. The R&I Development JV may be expanded in the future to include other pre-identified R&I development projects.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $12.4 million, $6.7 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such amounts are included in office building and other services revenue in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within other assets on our Consolidated Balance Sheets. Our 34% ownership interest in Atria entitles us to customary minority rights and protections, including the right to appoint two of six members to the Atria Board of Directors. Our 9.8% ownership interest in Ardent entitles us to customary minority rights and protections, including the right to appoint one of 10 members of the Ardent Board of Directors.

In June 2020, as a result of COVID-19, we recognized an impairment charge of $10.7 million related to our investment in an unconsolidated operating entity, which was recorded within allowance on loans receivable and investments in our Consolidated Statements of Income. See “Note 1 – Description of Business - COVID-19 Update.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of December 31, 2021		As of December 31, 2020
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$129,121	5.9	$140,096	6.4
In-place and other lease intangibles (2)	1,240,626	7.2	1,090,790	10.7
Goodwill	1,046,140	N/A	1,051,650	N/A
Other intangibles (2)	34,517	6.5	35,870	10.0
Accumulated amortization	(944,403)	N/A	(941,462)	N/A
Net intangible assets	$1,506,001	7.1	$1,376,944	10.3
Intangible liabilities:
Below-market lease intangibles (1)	$334,365	9.7	$339,265	14.3
Other lease intangibles	13,608	N/A	13,498	N/A
Accumulated amortization	(244,975)	N/A	(212,655)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$106,566	9.7	$143,676	14.3

(1)     Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our Consolidated Statements of Income.
(2)     Amortization of lease intangibles is recorded in depreciation and amortization in our Consolidated Statements of Income.
N/A—Not Applicable

Above-market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below-market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, our net amortization related to these intangibles was $29.3 million, $45.7 million and $59.2 million, respectively.

The following is a summary of the estimated net amortization related to these intangibles for each of the next five years (dollars in thousands):

Estimated Net Amortization
2022	$123,144
2023	111,976
2024	57,729
2025	9,764
2026	5,972

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects the carrying amount of goodwill, by segment, as of December 31, 2021 (dollars in thousands):

Goodwill
Triple-net leased properties	$322,097
Senior living operations	259,482
Office operations	464,561
Total goodwill	$1,046,140

NOTE 9 – OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of December 31,
	2021	2020
Straight-line rent receivables	$176,877	$169,711
Non-mortgage loans receivable, net	19,024	57,077
Stock warrants	48,884	50,098
Marketable debt securities	—	237,553
Other intangibles, net	7,270	4,659
Investment in unconsolidated operating entities	73,602	63,768
Other	239,412	224,363
Total other assets	$565,069	$807,229

Stock warrants represent warrants exercisable at any time prior to December 31, 2025, in whole or in part, for 16.3 million shares of Brookdale Senior Living common stock at an exercise price of $3.00 per share. These warrants are measured at fair value with changes in fair value being recognized within other expense in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of December 31,
	2021	2020
Unsecured revolving credit facility (1)	$56,448	$39,395
Commercial paper notes	280,000	—
Secured revolving construction credit facility due 2022	—	154,098
Floating Rate Senior Notes, Series F due 2021 (2)	—	235,664
3.25% Senior Notes due 2022	—	263,687
3.30% Senior Notes, Series C due 2022 (2)	—	196,386
Unsecured term loan due 2023	200,000	200,000
3.125% Senior Notes due 2023	—	400,000
3.10% Senior Notes due 2023	—	400,000
2.55% Senior Notes, Series D due 2023 (2)	217,667	216,025
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	197,879	196,386
2.80% Senior Notes, Series E due 2024 (2)	474,909	471,328
Unsecured term loan due 2025 (2)	395,757	392,773
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
2.45% Senior Notes, Series G due 2027 (2)	375,970	—
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	—
3.30% Senior Notes, Series H due 2031 (2)	237,454	—
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,431,831	2,092,106
Total	12,093,138	11,983,071
Deferred financing costs, net	(69,925)	(68,343)
Unamortized fair value adjustment	32,888	12,618
Unamortized discounts	(28,557)	(31,934)
Senior notes payable and other debt	$12,027,544	$11,895,412

(1)As of December 31, 2021 and 2020, respectively, $30.9 million and $12.2 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $25.6 million and $27.2 million were denominated in British pounds as of December 31, 2021 and 2020, respectively.
(2)Canadian Dollar debt obligations shown in US Dollars.
(3)Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2023 and 2028.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, we had $2.7 billion of undrawn capacity on our New Credit Facility with $56.4 million borrowings outstanding and an additional $24.9 million restricted to support outstanding letters of credit. We limit our use of the New Credit Facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding. As of December 31, 2021, we had $280.0 million of commercial paper outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2021, we had $280.0 million borrowings outstanding under our commercial paper program.

As of December 31, 2021, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023. The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million.

As of December 31, 2021, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

During the year ended December 31, 2021, we terminated the $400.0 million secured revolving construction credit facility, resulting in a loss on extinguishment of debt of $0.5 million.

Senior Notes

As of December 31, 2021, we had outstanding $7.2 billion aggregate principal amount of senior notes issued by Ventas Realty, approximately $75.2 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.9 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2021 Senior Notes Activity

In December 2021, Ventas Canada issued and sold C$475.0 million aggregate principal amount of 2.45% senior notes, Series G and C$300.0 million aggregate principal amount of 3.30% senior notes, Series H, due 2027 and 2031 at 99.79% and 99.65% of par, respectively.

In November 2021, Ventas Canada issued a make whole notice of redemption for the entirety of the C$250.0 million aggregate principal amount of 3.30% senior notes due 2022, resulting in a loss on extinguishment of debt of $0.8 million during the year ended December 31, 2021. The redemption settled in December 2021, principally using cash on hand.

In November 2021, Ventas Canada repaid in full, at par, our variable rate C$300.0 million principal amount then outstanding senior notes due 2021 upon maturity.

In August 2021, Ventas Realty issued and sold $500.0 million aggregate principal amount of 2.50% senior notes due 2031 at 99.74% of par.

In August 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.125% senior notes due 2023, resulting in a loss on extinguishment of debt of $20.9 million during the year ended December 31, 2021. The redemption settled in September 2021, principally using cash on hand.

In July 2021, Ventas Realty and Ventas Capital Corporation issued a make whole notice of redemption for the entirety of the $263.7 million aggregate principal amount of 3.25% senior notes due 2022, resulting in a loss on extinguishment of debt of $8.2 million during the year ended December 31, 2021. The redemption settled in August 2021, principally using cash on hand.

In February 2021, Ventas Realty issued a make whole notice of redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, resulting in a loss on extinguishment of debt of $27.3 million during the year ended December 31, 2021. The redemption settled in March 2021, principally using cash on hand.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgages

At December 31, 2021, we had 112 mortgage loans outstanding in the aggregate principal amount of $2.4 billion, which is secured by 102 of our properties. Of these loans, 95 loans in the aggregate principal amount of $2.1 billion bear interest at fixed rates ranging from 1.99% to 13.01% per annum, and 17 loans in the aggregate principal amount of $370.0 million bear interest at variable rates ranging from 0.08% to 2.85% per annum as of December 31, 2021. At December 31, 2021, the weighted average annual rate on our fixed rate mortgage loans was 3.6%, and the weighted average annual rate on our variable rate mortgage loans was 1.7%. Our mortgage loans had a weighted average maturity of 4.2 years as of December 31, 2021.

During the years ended December 31, 2021 and 2020, we repaid in full mortgage loans in the aggregate principal amount of $284.7 million and $60.9 million, respectively.

In September 2021, we assumed $482.5 million in mortgage debt maturing in 2025 in connection with the New Senior Acquisition including a $25.4 million fair value premium, which is amortized over the remaining term through interest expense in our Consolidated Statement of Income. See “Note 4 – Acquisitions of Real Estate Property”.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

The following summarizes the maturities of our senior notes payable and other debt as of December 31, 2021 (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
2022	$389,966	$280,000	$51,887	$721,853
2023	696,075	—	38,757	734,832
2024	1,651,162	—	32,974	1,684,136
2025	2,047,551	56,448	26,810	2,130,809
2026	1,035,585	—	19,869	1,055,454
Thereafter	5,656,800	—	109,254	5,766,054
Total maturities	$11,477,139	$336,448	$279,551	$12,093,138

(1)At December 31, 2021, we had $186.7 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $149.7 million of unrestricted cash and cash equivalents.

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

As of December 31, 2021, we were in compliance with all of these covenants.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, our variable rate debt obligations of $1.1 billion reflect, in part, the effect of $145.6 million notional amount of interest rate swaps with maturities ranging from March 2022 to May 2022 that effectively convert fixed rate debt to variable rate debt. As of December 31, 2021, our fixed rate debt obligations of $11.0 billion reflect, in part, the effect of $303.1 million and C$274.0 million notional amount of interest rate swaps with maturities ranging from January 2023 to April 2031, in each case that effectively convert variable rate debt to fixed rate debt.

NOTE 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows (dollars in thousands):

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$149,725	$149,725	$413,327	$413,327
Escrow deposits and restricted cash	46,872	46,872	38,313	38,313
Stock warrants	48,884	48,884	50,098	50,098
Secured mortgage loans and other, net	488,913	478,931	555,840	508,707
Non-mortgage loans receivable, net	19,024	19,039	57,077	57,009
Marketable debt securities	—	—	237,553	237,553
Government-sponsored pooled loan investments, net	41,213	41,213	49,727	49,727
Derivative instruments	1,128	1,128	2	2
Liabilities:
Senior notes payable and other debt, gross	12,093,138	12,891,937	11,983,071	13,075,337
Derivative instruments	12,290	12,290	28,338	28,338
Redeemable OP Units	182,112	182,112	145,983	145,983

For a discussion of the assumptions considered, refer to “Note 2 – Accounting Policies.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

NOTE 12 – STOCK- BASED COMPENSATION

Compensation Plans

We currently have: three plans under which outstanding options to purchase common stock, shares of restricted stock or restricted stock units have been, or may in the future be, granted to our officers, employees and non-employee directors (the 2006 Incentive Plan, the 2006 Stock Plan for Directors, and the 2012 Incentive Plan); one plan under which executive officers may receive deferred common stock in lieu of compensation (the Executive Deferred Stock Compensation Plan); and one plan under which certain non-employee directors have received or may receive deferred common stock in lieu of director fees (the Nonemployee Directors’ Deferred Stock Compensation Plan). These plans are referred to collectively as the “Plans.”

During the year ended December 31, 2021, we were permitted to issue shares and grant options, restricted stock and restricted stock units only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan and the 2012 Incentive Plan. The 2006 Incentive Plan and the 2006 Stock Plan for Directors (collectively, the “2006 Plans”) expired on December 31, 2012, and no additional grants were permitted under those Plans after that date.

The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2021 were as follows:

•Executive Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 0.6 million shares were available for future issuance as of December 31, 2021.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Nonemployee Directors’ Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to non-employee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 0.4 million shares were available for future issuance as of December 31, 2021.

•2012 Incentive Plan—10.7 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2012 that were or are subsequently forfeited or expire unexercised) were reserved initially for grants or issuance to employees and non-employee directors, and 2.7 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2021 that were or are subsequently forfeited or expire unexercised) were available for future issuance as of December 31, 2021.

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

Stock Options

The following is a summary of stock option activity in 2021:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2020	3,954	$60.90
Options granted	—	—
Options exercised	(193)	46.73
Options forfeited	—	—
Options expired	—	—
Outstanding as of December 31, 2021	3,761	61.63	3.9	$29
Exercisable as of December 31, 2021	3,761	61.63	3.9	$29

Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods, with charges primarily recorded in general, administrative and professional fees in our Consolidated Statements of Income. As of December 31, 2021 and 2020, there was no unrecognized compensation expense relating to stock options. Compensation costs related to stock options for the year ended December 31, 2019 was $0.3 million, which was included in general, administrative and professional fees in our Consolidated Statements of Income.

Aggregate proceeds received from options exercised under the Plans for the years ended December 31, 2021, 2020 and 2019 were $9.0 million, $5.1 million and $36.1 million, respectively. The total intrinsic value at exercise of options exercised during the years ended December 31, 2021, 2020 and 2019 was $1.5 million, $1.3 million and $12.3 million, respectively. There was no deferred income tax benefit for stock options exercised.

Restricted Stock and Restricted Stock Units

We recognize the fair value of shares of restricted stock and restricted stock units (including time-based and performance-based awards) on the grant date of the award as stock-based compensation expense over the requisite service period, with charges primarily to general, administrative and professional fees of $31.9 million, $21.4 million and $33.6 million in 2021, 2020 and 2019, respectively, in our Consolidated Statements of Income. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events. In addition to customary change in control vesting provisions, awards for executive officers will also generally vest to the executives if at a future termination date, they have attained a combined number of age and years of service of at least 75, with a minimum age of 62.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following is a summary of the status of our non-vested restricted stock and restricted stock units (including time-based and performance-based awards) as of December 31, 2021, and changes during the year ended December 31, 2021:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value	Restricted Stock Units (000’s)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	233	$49.94	714	$59.46
Granted	358	51.71	654	47.87
Vested	(121)	51.51	(321)	57.44
Forfeited	(22)	49.38	—	—
Non-vested at December 31, 2021	448	50.96	1,047	52.84

As of December 31, 2021, we had $34.6 million of unrecognized compensation cost related to non-vested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 2.0 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2021, 2020 and 2019 was $23.4 million, $19.8 million and $31.6 million, respectively.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 3.0 million shares for issuance under the ESPP. As of December 31, 2021, 0.2 million shares had been purchased under the ESPP and 2.8 million shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2021, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2021, 2020 and 2019, our aggregate contributions were approximately $1.5 million, $1.6 million and $1.5 million, respectively.

NOTE 13 – INCOME TAXES

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. Our tax treatment of distributions per common share was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Tax treatment of distributions:
Ordinary income	$—	$—	$—
Qualified ordinary income	0.00330	0.00696	0.12230
199A qualified business income	1.25274	2.14381	2.22898
Long-term capital gain	0.16448	0.28450	—
Unrecaptured Section 1250 gain	0.37948	0.04973	0.03434
Non-dividend distribution	—	—	0.78438
Distribution reported for 1099-DIV purposes	1.80000	2.48500	3.17000
Add: Dividend declared in current year and taxable in following year	0.45000	0.45000	0.79250
Less: Dividend declared in prior year and taxable in current year	(0.45000)	(0.79250)	(0.79250)
Distribution declared per common share outstanding	$1.80000	$2.14250	$3.17000

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2021, 2020 and 2019. Our consolidated expense (benefit) for income taxes was as follows (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current - Federal	$662	$402	$(1,840)
Current - State	2,116	2,107	2,118
Deferred - Federal	6,431	(56,835)	(49,532)
Deferred - State	72	(35,447)	(3,353)
Current - Foreign	3,439	2,929	2,335
Deferred - Foreign	(7,893)	(9,690)	(6,038)
Total	$4,827	$(96,534)	$(56,310)

The 2021 income tax expense is due to a $3.5 million deferred tax expense related to an internal restructuring of certain U.S. taxable REIT subsidiaries, a $3.3 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom, and a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities. The 2020 income tax benefit was primarily due to a $95.9 million net deferred tax benefit from an internal restructuring of certain TRS entities, partially offset by a valuation allowance recorded against certain deferred tax assets. The 2019 income tax benefit was primarily due to the $57.7 million reversal of valuation allowance recorded against the net deferred tax assets of certain of our TRS entities.

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the year ended December 31, 2021, their income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2021, 2020 and 2019, to the income tax expense and benefit is as follows (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$(34,127)	$27,132	$77,803
State income taxes, net of federal benefit	(8,256)	(1,967)	2,341
Change in valuation allowance from ordinary operations	59,572	86,359	(47,227)
Tax at statutory rate on earnings not subject to federal income taxes	(22,869)	(53,808)	(90,862)
Foreign rate differential and foreign taxes	4,405	3,342	1,407
Change in tax status of TRS	3,485	(150,287)	(52)
Other differences	2,617	(7,305)	280
Income tax expense (benefit)	$4,827	$(96,534)	$(56,310)

Each TRS is a tax-paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities are summarized as follows (dollars in thousands):

	As of December 31,
	2021	2020	2019
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(58,691)	$(60,494)	$(257,373)
Operating loss and interest deduction carryforwards	187,407	124,606	136,771
Expense accruals and other	21,628	10,516	7,380
Valuation allowance	(198,450)	(127,279)	(40,114)
Net deferred tax liabilities	$(48,106)	$(52,651)	$(153,336)

Our net deferred tax liability decreased $4.5 million during 2021 due to a $3.5 million deferred tax expense related to an internal restructuring of certain U.S. taxable REIT subsidiaries, a $3.3 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom, and a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities. Our net deferred tax liability decreased $100.7 million during 2020 primarily due to a change in the tax status of certain of our TRS entities. This was offset by the recording of valuation allowances against $54.4 million of other deferred tax assets. Our net deferred tax liability decreased $51.9 million during 2019 primarily due to the $57.7 million reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities.

Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to certain TRSs. The amounts related to NOLs at the TRS entities for 2021, 2020 and 2019 are $140.6 million, $83.2 million and $21.2 million, respectively.

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

At December 31, 2021, 2020 and 2019, the REIT had NOL carryforwards of $1.1 billion, $896.4 million and $858.6 million, respectively. Additionally, the REIT has $10.8 million of federal income tax credits that were carried over from acquisitions. These amounts can be used to offset future taxable income (or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Certain NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The remaining REIT carryforwards begin to expire in 2022.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $3.3 billion and $3.6 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2018 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2017 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2017 and subsequent years. We are subject to audit in the United Kingdom generally for the periods ended in and subsequent to 2020.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in thousands):

	2021	2020
Balance as of January 1	$6,057	$12,127
Additions to tax positions related to prior years	29	74
Subtractions to tax positions related to prior years	(4)	(6,144)
Balance as of December 31	$6,082	$6,057

Included in these unrecognized tax benefits of $6.1 million and $6.1 million at December 31, 2021 and 2020, respectively, were $5.3 million and $5.3 million of tax benefits at December 31, 2021 and 2020, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued no interest or penalties related to the unrecognized tax benefits during 2021. We do not expect our unrecognized tax benefits to increase or decrease materially in 2022.

As a part of the transfer pricing structure in the normal course of business, the REIT enters into transactions with certain TRSs, such as leasing transactions, other capital financing and allocation of general and administrative costs, which transactions are intended to comply with the IRS and foreign tax authority transfer pricing rules.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Operating Leases

We lease land, equipment and corporate office space. At inception, we establish an operating lease asset and operating lease liability represented as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of lease payments. The incremental borrowing rates were adjusted for the length of the individual lease term. The weighted average discount rate and remaining lease term of our leases are 7.22% and 35.2 years, respectively. Operating lease assets and liabilities are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance.

Our lease expense primarily consists of ground and corporate office leases. Ground lease expense is included in interest expense and corporate office lease expense is included in general, administrative and professional fees in our

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income. For the years ended December 31, 2021, 2020 and 2019, we recognized $31.9 million, $32.1 million and $32.6 million of expense relating to our leases. For the years ended December 31, 2021, 2020 and 2019, cash paid for leases was $25.1 million, $25.4 million and $25.8 million, respectively as reported within operating cash outflows in our Consolidated Statements of Cash Flows.

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2021 (dollars in thousands):

2022	$21,328
2023	21,468
2024	20,346
2025	15,918
2026	15,836
Thereafter	585,762
Total undiscounted minimum lease payments	680,658
Less: imputed interest	(483,424)
Operating lease liabilities	$197,234

NOTE 15 – EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2021	2020	2019
Numerator for basic and diluted earnings per share:
Income from continuing operations	$56,559	$441,185	$439,297
Net income	56,559	441,185	439,297
Net income attributable to noncontrolling interests	7,551	2,036	6,281
Net income attributable to common stockholders	$49,008	$439,149	$433,016
Denominator:
Denominator for basic earnings per share—weighted average shares	382,785	373,368	365,977
Effect of dilutive securities:
Stock options	34	—	391
Restricted stock awards	365	171	527
OP unitholder interests	3,120	2,964	2,991
Denominator for diluted earnings per share—adjusted weighted average shares	386,304	376,503	369,886
Basic earnings per share:
Income from continuing operations	$0.15	$1.18	$1.20
Net income attributable to common stockholders	0.13	1.18	1.18
Diluted earnings per share:
Income from continuing operations	$0.15	$1.17	$1.19
Net income attributable to common stockholders	0.13	1.17	1.17

There were 3.1 million, 4.0 million and 1.1 million anti-dilutive options outstanding for the years ended December 31, 2021, 2020 and 2019, respectively.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – PERMANENT AND TEMPORARY EQUITY

Capital Stock

In September 2021, we issued approximately 13.3 million shares of our common stock at a value of $751.2 million in connection with the New Senior Acquisition.

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). In November 2021, we replaced our ATM program with a similar program, under which we may sell up to an aggregate of $1.0 billion of our common stock. As of December 31, 2021, we have $1.0 billion remaining under our existing ATM program. During the years ended December 31, 2021, 2020 and 2019, we sold 10.9 million, 1.5 million and 2.7 million shares of our common stock under our previous ATM program for gross proceeds of $626.4 million, $66.6 million and $177.9 million, respectively, at an average gross price of $57.71, $44.88 and $66.75 per share, respectively.

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

We have the right to buy the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we may defer payment of the purchase price for the excess shares for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. As of December 31, 2021, there were no shares in the trust.

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of December 31,
	2021	2020
Foreign currency translation	$(56,227)	$(51,947)
Available for sale securities	1,836	25,712
Derivative instruments	(10,129)	(28,119)
Total accumulated other comprehensive loss	$(64,520)	$(54,354)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redeemable OP Unitholder and Noncontrolling Interests

The following is a roll-forward of our redeemable OP unitholder and noncontrolling interests for 2021 (dollars in thousands):

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
Balance as of December 31, 2020	$145,983	$89,507	$235,490
New issuances	31,524	—	31,524
Change in fair value	11,178	21,655	32,833
Dispositions	—	—	—
Distributions and other	(6,461)	(1,422)	(7,883)
Redemptions	(112)	(11,569)	(11,681)
Balance as of December 31, 2021	$182,112	$98,171	$280,283

NOTE 17 – RELATED PARTY TRANSACTIONS

Atria provides comprehensive property management and accounting services with respect to our senior housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements. For the years ended December 31, 2021, 2020 and 2019, we incurred fees to Atria of $50.8 million, $54.1 million and $61.4 million, respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income. For the years ended December 31, 2021, 2020 and 2019, we paid Atria fees of $20.3 million, $1.1 million and $0.7 million, respectively, in connection with the sale or transition of senior housing communities operated by Atria which are considered transaction costs and are primarily recorded within depreciation and amortization expense in our Consolidated Statements of Income.

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two of six members to the Atria Board of Directors.

As of December 31, 2021, we leased 11 hospital campuses to Ardent pursuant to a single, triple-net master lease agreement. For the years ended December 31, 2021, 2020 and 2019, we recognized rental income from Ardent of $127.2 million, $122.6 million and $118.8 million, respectively, relating to the Ardent master lease.

We hold a 9.8% ownership interest in Ardent, which entitles us to customary minority rights and protections, including the right to appoint one of 10 members of the Ardent Board of Directors.

ESL is expected to cease operation of its management business in 2022 following completion of the transition of 90 senior housing communities to other operators. We hold a 34% ownership interest in ESL, which entitles us to customary minority rights and protections, including the right to appoint two of six members to the ESL Board of Directors. ESL management owns the 66% controlling interest.

ESL provided comprehensive property management and accounting services with respect to our senior housing communities that ESL operated, for which we paid annual management fees pursuant to a management agreement. For the years ended December 31, 2021, 2020 and 2019, we incurred fees to ESL of $11.8 million, $15.1 million and $14.6 million, respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income. In connection with the transition of the operations of 90 senior housing communities, in 2021 we paid ESL $24.0 million, which is recorded within transaction expenses and deal costs in our Consolidated Statements of Income. For the years ended December 31, 2020 and 2019, we incurred fees paid to ESL of $5.2 million and $8.2 million, respectively, which are primarily recorded within transaction expenses and deal costs in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SEGMENT INFORMATION

As of December 31, 2021, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. We define segment NOI as total revenues, less interest and other income, property-level operating expenses and office building and other services costs. We consider segment NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, segment NOI should be examined in conjunction with net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property-specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Year Ended December 31, 2021
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
Revenues:
Rental income	$653,823	$—	$794,297	$—	$1,448,120
Resident fees and services	—	2,270,001	—	—	2,270,001
Office building and other services revenue	—	—	8,384	11,712	20,096
Income from loans and investments	—	—	—	74,981	74,981
Interest and other income	—	—	—	14,809	14,809
Total revenues	$653,823	$2,270,001	$802,681	$101,502	$3,828,007

Total revenues	$653,823	$2,270,001	$802,681	$101,502	$3,828,007
Less:
Interest and other income	—	—	—	14,809	14,809
Property-level operating expenses	15,335	1,811,728	257,001	—	2,084,064
Office building and other services costs	—	—	1,798	2,635	4,433
Segment NOI	$638,488	$458,273	$543,882	$84,058	1,724,701
Interest and other income					14,809
Interest expense					(440,089)
Depreciation and amortization					(1,197,403)
General, administrative and professional fees					(129,758)
Loss on extinguishment of debt, net					(59,299)
Transaction expenses and deal costs					(47,318)
Allowance on loans receivable and investments					9,082
Other					(37,110)
Income from unconsolidated entities					4,983
Gain on real estate dispositions					218,788
Income tax expense					(4,827)
Income from continuing operations					56,559
Net income					56,559
Net income attributable to noncontrolling interests					7,551
Net income attributable to common stockholders					$49,008

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2020
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
Revenues:
Rental income	$695,265	$—	$799,627	$—	$1,494,892
Resident fees and services	—	2,197,160	—	—	2,197,160
Office building and other services revenue	—	—	8,675	6,516	15,191
Income from loans and investments	—	—	—	80,505	80,505
Interest and other income	—	—	—	7,609	7,609
Total revenues	$695,265	$2,197,160	$808,302	$94,630	$3,795,357

Total revenues	$695,265	$2,197,160	$808,302	$94,630	$3,795,357
Less:
Interest and other income	—	—	—	7,609	7,609
Property-level operating expenses	22,160	1,658,671	256,612	—	1,937,443
Office building and other services costs	—	—	2,315	—	2,315
Segment NOI	$673,105	$538,489	$549,375	$87,021	1,847,990
Interest and other income					7,609
Interest expense					(469,541)
Depreciation and amortization					(1,109,763)
General, administrative and professional fees					(130,158)
Loss on extinguishment of debt, net					(10,791)
Transaction expenses and deal costs					(29,812)
Allowance on loans receivable and investments					(24,238)
Other					(707)
Income from unconsolidated entities					1,844
Gain on real estate dispositions					262,218
Income tax benefit					96,534
Income from continuing operations					441,185
Net income					441,185
Net income attributable to noncontrolling interests					2,036
Net income attributable to common stockholders					$439,149

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2019
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
Revenues:
Rental income	$780,898	$—	$828,978	$—	$1,609,876
Resident fees and services	—	2,151,533	—	—	2,151,533
Office building and other services revenue	—	—	7,747	3,409	11,156
Income from loans and investments	—	—	—	89,201	89,201
Interest and other income	—	—	—	10,984	10,984
Total revenues	$780,898	$2,151,533	$836,725	$103,594	$3,872,750

Total revenues	$780,898	$2,151,533	$836,725	$103,594	$3,872,750
Less:
Interest and other income	—	—	—	10,984	10,984
Property-level operating expenses	26,561	1,521,398	260,249	—	1,808,208
Office building and other services costs	—	—	2,319	—	2,319
Segment NOI	$754,337	$630,135	$574,157	$92,610	2,051,239
Interest and other income					10,984
Interest expense					(451,662)
Depreciation and amortization					(1,045,620)
General, administrative and professional fees					(158,726)
Loss on extinguishment of debt, net					(41,900)
Transaction expenses and deal costs					(15,235)
Other					10,339
Loss from unconsolidated entities					(2,454)
Gain on real estate dispositions					26,022
Income tax benefit					56,310
Income from continuing operations					439,297
Net income					439,297
Net income attributable to noncontrolling interests					6,281
Net income attributable to common stockholders					$433,016

Assets by reportable business segment are as follows (dollars in thousands):

	As of December 31,
Assets:	2021		2020
Triple-net leased properties	$4,578,534	18.5%	$5,147,503	21.6%
Senior living operations	12,811,611	51.8	10,653,428	44.5
Office operations	6,341,888	25.7	6,709,602	28.0
All other assets	985,753	4.0	1,418,871	5.9
Total assets	$24,717,786	100.0%	$23,929,404	100.0%

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Years Ended December 31,
Capital expenditures:	2021	2020	2019
Triple-net leased properties	$92,924	$42,930	$55,429
Senior living operations	1,463,551	191,891	944,214
Office operations	245,546	372,475	519,129
Total capital expenditures	$1,802,021	$607,296	$1,518,772

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	For the Years Ended December 31,
Revenues:	2021	2020	2019
United States	$3,363,197	$3,381,357	$3,578,341
Canada	434,862	389,205	266,946
United Kingdom	29,948	24,795	27,463
Total revenues	$3,828,007	$3,795,357	$3,872,750

	As of December 31,
Net real estate property:	2021	2020
United States	$18,562,738	$17,303,816
Canada	3,007,008	2,983,924
United Kingdom	247,092	262,295
Total net real estate property	$21,816,838	$20,550,035

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$26,850,442	$27,133,514	$24,973,983
Additions during period:
Acquisitions	2,413,570	249,290	1,941,018
Capital expenditures	423,752	485,479	575,624
Deductions during period:
Foreign currency translation	17,030	80,302	107,508
Other (1)	(1,224,924)	(1,098,143)	(464,619)
Balance at end of period	$28,479,870	$26,850,442	$27,133,514

Accumulated depreciation:
Balance at beginning of period	$6,967,413	$6,200,230	$5,492,310
Additions during period:
Depreciation expense	865,627	809,067	811,936
Dispositions:
Sales and/or transfers to assets held for sale	(401,208)	(82,559)	(116,771)
Foreign currency translation	1,648	40,675	12,755
Balance at end of period	$7,433,480	$6,967,413	$6,200,230

(1)Other may include sales, transfers to assets held for sale and impairments.

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in thousands)

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on which Depreciation In income Statement is Computed
UNITED STATES PROPERTIES
Senior Housing
Atria Senior Living	134	$243,330	$454,983	$3,891,742	$571,695	$479,650	$4,438,770	$4,918,420	$1,445,165	$3,473,255	1835 - 2013	2007 - 2021	19 - 52 years
Brookdale Senior Living	128	48,040	190,736	2,018,166	135,697	190,786	2,153,813	2,344,599	886,010	1,458,589	1915 - 2012	2004 - 2020	35 - 35 years
Holiday Retirement	91	284,894	186,176	1,869,082	(734)	186,528	1,867,996	2,054,524	193,361	1,861,163	1978 - 2009	2013 - 2021	13 - 54 years
Sunrise Senior Living	80	—	198,915	2,113,355	209,680	210,789	2,311,161	2,521,950	1,002,870	1,519,080	1987 - 2009	2007 - 2012	35 - 35 years
Sinceri Senior Living	36	—	59,551	597,082	28,117	58,139	626,611	684,750	222,131	462,619	1974 - 2005	2006 - 2015	35 - 35 years
Discovery Senior Living	19	—	21,906	251,919	13,347	22,213	264,959	287,172	87,695	199,477	1984 - 2005	2006 - 2014	35 - 35 years
Koelsch Senior Communities	19	75,179	27,721	292,414	13,578	28,424	305,289	333,713	55,138	278,575	1972 - 2017	2011 - 2017	35 - 35 years
Priority Life Care Properties	19	—	13,296	147,310	14,854	13,594	161,866	175,460	57,014	118,446	1986 - 2008	2006 - 2019	35 - 35 years
Sodalis Senior Living	18	—	21,451	208,224	(7,052)	21,613	201,010	222,623	76,312	146,311	1996 - 2007	2006 - 2015	35 - 35 years
Eclipse Senior Living	14	—	15,697	205,506	10,649	15,940	215,912	231,852	82,504	149,348	1964 - 2000	2006 - 2014	35 - 35 years
Matthews Senior Living	14	—	11,470	25,011	(15,253)	8,906	12,322	21,228	9,516	11,712	1985 - 2007	2011 - 2011	35 - 35 years
Avamere Family of Companies	13	—	24,248	151,017	10,151	24,494	160,922	185,416	48,942	136,474	1972 - 2012	2011 - 2015	35 - 35 years
Azura Memory Care	13	—	6,361	53,002	10,850	7,200	63,013	70,213	18,470	51,743	1990 - 2019	2011 - 2019	35 - 35 years
Milestone Retirement Communities	13	—	19,769	197,527	2,434	19,769	199,961	219,730	50,706	169,024	1965 - 2011	2011 - 2014	35 - 35 years
Hawthorn Senior Living	10	58,406	35,668	220,099	—	35,668	220,099	255,767	2,601	253,166	1998 - 2008	2021 - 2021	27 - 50 years
Meridian Senior Living	10	—	17,977	77,599	1,416	17,977	79,015	96,992	25,575	71,417	1972 - 2012	2011 - 2015	35 - 35 years
Sonida Senior Living	10	—	14,080	118,512	21,910	14,735	139,767	154,502	53,137	101,365	1977 - 1998	2005 - 2012	35 - 35 years
Other Senior Housing Operators	77	85,131	115,316	1,038,608	41,486	114,078	1,081,332	1,195,410	293,406	902,004	1964 - 2010	2004 - 2021	8 - 39 years
Other Senior Housing CIP	2	—	2,983	150	—	2,983	150	3,133	—	3,133	CIP	CIP	CIP
Total Senior Housing	720	794,980	1,438,304	13,476,325	1,062,825	1,473,486	14,503,968	15,977,454	4,610,553	11,366,901

Medical Office
Lillibridge	207	38,872	153,578	2,047,079	438,907	152,144	2,487,420	2,639,564	914,439	1,725,125	1960 - 2016	2004 - 2021	4 - 39 years
PMB RES	38	235,418	73,863	972,701	103,220	75,134	1,074,650	1,149,784	316,853	832,931	1972 - 2019	2011 - 2019	19 - 35 years
Other MOBs	65	1,089	113,350	847,812	45,326	110,122	896,366	1,006,488	261,021	745,467	1984 - 2014	2004 - 2018	25 - 35 years
Other MOBs CIP	1	—	—	—	—	—	—	—	—	—	CIP	CIP	CIP
Total Medical Office	311	275,379	340,791	3,867,592	587,453	337,400	4,458,436	4,795,836	1,492,313	3,303,523

Life Science, Research & Innovation
Wexford	31	206,799	85,744	1,541,924	125,731	85,705	1,667,694	1,753,399	247,370	1,506,029	1923 - 2019	2016 - 2019	15 - 60 years
Other Life Science	2	—	1,194	76,515	—	1,194	76,515	77,709	4,655	73,054	2010 - 2016	2020 - 2020	35 - 35 years

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition[1]	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on which Depreciation In income Statement is Computed
Other Life Science CIP	8	—	25,910	37,762	—	25,910	37,762	63,672	2,591	61,081	CIP	CIP	CIP
Total Life Science, Research & Innovation	41	206,799	112,848	1,656,201	125,731	112,809	1,781,971	1,894,780	254,616	1,640,164

IRFs & LTACs
Kindred Healthcare	30	—	35,185	238,600	(1,000)	34,185	238,600	272,785	209,361	63,424	1937 - 2013	1976 - 2020	20 - 40 years
Other IRFs & LTACs	6	—	9,257	151,238	1,068	9,257	152,306	161,563	35,659	125,904	1989 - 2012	2011 - 2015	35 - 36 years
Total IRFs & LTACs	36	—	44,442	389,838	68	43,442	390,906	434,348	245,020	189,328

Health Systems
Ardent Health Services	10	—	98,428	1,126,010	78,104	97,416	1,205,126	1,302,542	216,935	1,085,607	1928 - 2020	2015 - 2020	20 - 47 years

Skilled Nursing
Genesis Healthcare	12	—	11,350	164,745	(5,708)	11,350	159,037	170,387	68,573	101,814	1897 - 1995	2004 - 2011	30 - 35 years
Other Skilled Nursing	4	—	1,636	18,793	1,405	1,816	20,018	21,834	12,970	8,864	1955 - 1990	1991 - 2009	29 - 40 years
Total Skilled Nursing	16	—	12,986	183,538	(4,303)	13,166	179,055	192,221	81,543	110,678

CANADIAN PROPERTIES
Senior Housing
Le Groupe Maurice	34	1,097,568	141,123	1,743,734	116,229	147,622	1,853,464	2,001,086	103,029	1,898,057	2000 - 2020	2019 - 2020	40 - 60 years
Atria Senior Living	29	—	75,553	845,363	(15,001)	71,248	834,667	905,915	225,639	680,276	1988 - 2008	2014 - 2014	35 - 35 years
Sunrise Senior Living	12	—	46,600	418,821	(43,105)	40,692	381,624	422,316	167,340	254,976	2000 - 2007	2007 - 2007	35 - 35 years
Hawthorn Senior Living	6	—	25,172	146,694	—	25,172	146,694	171,866	842	171,024	2006 - 2012	2021 - 2021	35 - 35 years
Other Senior Housing CIP	2	56,338	20,085	114,855	—	20,085	114,855	134,940	—	134,940	CIP	CIP	CIP
Total Senior Housing	83	1,153,906	308,533	3,269,467	58,123	304,819	3,331,304	3,636,123	496,850	3,139,273

UNITED KINGDOM PROPERTIES
Senior Housing
Canford Healthcare Limited	12	—	42,445	84,181	(9,093)	39,186	78,347	117,533	16,602	100,931	1980 - 2014	2015 - 2017	40 - 40 years

International Hospital
Spire Healthcare	3	—	11,903	136,628	(19,499)	10,341	118,692	129,033	19,048	109,985	1980 - 2010	2014 - 2014	50 - 50 years

TOTAL	1,232	$2,431,064	$2,410,680	$24,189,780	$1,879,409	$2,432,065	$26,047,805	$28,479,870	$7,433,480	$121,046,390

VENTAS, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2021
(Dollars in thousands)

Location	Number of RE Assets	Interest Rate	Fixed / Variable	Maturity Date	Monthly Debt Service	Face Value	Net Book Value	Prior Liens
Mezzanine Loans
Multiple	154	6.53%	V	6/9/2022	2,684	486,200	486,200	1,018,440

Total					$2,684	$486,200	$486,200	$1,018,440

Mortgage Loan Reconciliation
	2021	2020	2019
Beginning Balance	$552,797	$642,218	$427,117
Additions:
New loans	—	66,000	1,234,244
Construction draws	—	—	—
Total additions	—	66,000	1,234,244
Deductions:
Principal repayments	(66,597)	(155,170)	(1,011,353)
Total deductions	(66,597)	(155,170)	(1,011,353)
Effect of foreign currency translation	—	(251)	(7,790)
Ending Balance	$486,200	$552,797	$642,218

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2021, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Election of Directors,” “Our Executive Officers,” “Securities Ownership,” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2022.

ITEM 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2022.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2022.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the heading “Corporate Governance and Board Matters,” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2022.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Audit Matters” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2022.

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

EXHIBITS

Exhibit Number	Description of Document	Location of Document
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among Ventas, Inc., Cadence Merger Sub LLC and New Senior Investment Group Inc.	Incorporated by reference herein. Previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on June 28, 2021, File No. 001-10989.

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, File No. 001-10989.

3.2	Fifth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on January 11, 2017, File No. 001-10989.

4.1	Specimen common stock certificate.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 12, 2016, File No. 001-10989.

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

4.4
Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.700% Senior Notes due 2043.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013, File No. 001-10989.

4.5	Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on April 17, 2014, File No. 001-10989.

4.6	Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.7	Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.8	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.	Incorporated by reference herein. Previously filed as Exhibit 1.2 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on August 19, 1997, File No. 001-09028 (see Exhibit 1.2 of complete submission text file).

4.9	Supplemental Indenture dated July 1, 2011 among Nationwide Health Properties, Inc., Needles Acquisition LLC, and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.	Incorporated by reference herein. Previously filed as Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 14, 2017, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.10	Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canada Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.11	Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.12	Fourth Supplemental Indenture dated as of June 1, 2017 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.55% Senior Notes, Series D due 2023.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 28, 2017, File No. 001-10989.

4.13	Fifth Supplemental Indenture dated as of November 12, 2019 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.80% Senior Notes, Series E due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020, File No. 001-10989.

4.14
Seventh Supplemental Indenture dated as of December 1, 2021 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.45% Senior Notes, Series G due 2027.
Filed herewith.

4.15	Eighth Supplemental Indenture dated as of December 1, 2021 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series H due 2031.	Filed herewith.

4.16	Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.17	First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.18	Third Supplemental Indenture dated as of September 21, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

4.19	Fourth Supplemental Indenture dated as of March 29, 2017 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.850% Senior Notes due 2027.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 29, 2017, File No. 001-10989.

4.20	Indenture dated February 23, 2018 among Ventas, Inc., Ventas Realty, Limited Partnership, the Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.21	First Supplemental Indenture dated as of February 23, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.000% Senior Notes due 2028	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.22	Third Supplemental Indenture dated as of February 26, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.500% Senior Notes due 2024 and 4.875% Senior Notes due 2049	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2019, File No. 001-10989.

4.23	Fourth Supplemental Indenture dated as of July 3, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 2.650% Senior Notes due 2025	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 3, 2019, File No. 001-10989.

4.24	Fifth Supplemental Indenture dated as of August 21, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.000% Senior Notes due 2030	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 21, 2019, File No. 001-10989.

4.25
Sixth Supplemental Indenture dated as of April 1, 2020 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.750% Senior Notes due 2030.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 1, 2020, File No. 001-10989.

4.26
Seventh Supplemental Indenture dated as of August 20, 2021 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 2.500% Senior Notes due 2031.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 20, 2021, File No. 001-10989.

4.27	Description of the Registrant’s Securities.	Filed herewith.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference herein. Previously filed as Exhibit 3.5 to our Registration Statement on Form S-4, as amended, filed on May 29, 2002, File No. 333-89312.

10.2	Credit and Guaranty Agreement dated July 26, 2018 among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, The Lenders party thereto from time to time, and Bank of America, N.A., as Administrative Agent.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on October 26, 2018, File No. 001-10989.

10.3	First Amendment to the Credit and Guaranty Agreement, dated as of January 29, 2021, among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989.

10.4
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
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 2, 2021, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.5
First Amendment to the Third Amended and Restated Credit and Guaranty Agreement, dated as of October 5, 2021, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas SSL Ontario III, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc., and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, and Bank of America, N.A., as Administrative Agent.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 File No. 001-10989.

10.6
ATM Sales Agreement dated November 8, 2021, among Ventas, Inc. and BofA Securities, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC, and Wells Fargo Securities LLC, as sales agents and as forward sellers, and Bank of America, N .A. Citibank, N.A., Credit Agricole Corporate and Investment Bank, Jefferies LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, RBC Capital Markets, LLC, The Bank of Nova Scotia, The Toronto-Dominion Bank, UBS AG London Branch and Wells Fargo Bank, National Association, as forward purchasers.
Incorporated by reference herein. Previously filed as Exhibit 1.1 to our Current Report on Form 8-K, filed on November 8, 2021, File No. 001-10989.

10.7*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 1, 2005, File No. 33-107942.

10.8.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.8.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.8.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.9.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.9.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.9.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.9.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.10.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.10.2*	First Amendment to the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.10.3*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

10.10.4*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.3 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, File No. 001-10989.

10.10.5*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.10.6*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.10.7*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.10.8*	Form of Performance-Based Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.10.9*	Form of Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.10.10*	Form of Transition Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.10.11*	Form of Performance-Based Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.10.12*	Form of Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.10.13*	Form of Transition Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.11.1*	Ventas Executive Deferred Stock Compensation Plan, as amended and restated on December 7, 2017.	Incorporated by reference herein. Previously filed as Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.11.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan, as amended and restated on December 7, 2017.	Incorporated by reference herein. Previously filed as Exhibit 10.9.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.12.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.12.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.13.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 4, 2006, File No. 001-09028.

10.13.2*	Amendment dated October 28, 2008 to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference herein. Previously filed as Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.14*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.15.1*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014, File No. 001-10989.

10.15.2*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.16.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.16.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.16.3*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.17.1*	Offer of Employment Term Sheet dated March 20, 2018 from Ventas, Inc. to Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.17.2*	Employee Protection and Noncompetition Agreement dated March 20, 2018 between Ventas, Inc. and Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.18*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.19.1*	Employee Protection and Restrictive Covenants Agreement dated January 21, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.19.2*	Employment Bonus Agreement dated March 4, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.19.3*	Offer Letter dated December 22, 2019 from Ventas, Inc. to Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.18.3 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989

10.20.1*	Employee Protection and Restrictive Covenants Agreement dated February 7, 2020 between Ventas, Inc. and J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.20.2*	Offer Letter dated January 30, 2020 from Ventas, Inc. to J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.19.2 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989

21	Subsidiaries of Ventas, Inc.	Filed herewith.

22	List of Guarantors and Issuers of Guaranteed Securities.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements and (vii) Schedule III and IV.
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
Date: February 18, 2022

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 18, 2022
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2022
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 18, 2022
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 18, 2022
Melody C. Barnes

/s/ JAY M. GELLERT	Director	February 18, 2022
Jay M. Gellert

/s/ MATTHEW J. LUSTIG	Director	February 18, 2022
Matthew J. Lustig

/s/ ROXANNE M. MARTINO	Director	February 18, 2022
Roxanne M. Martino

/s/ MARGUERITE M. NADER	Director	February 18, 2022
Marguerite M. Nader

/s/ SEAN P. NOLAN	Director	February 18, 2022
Sean P. Nolan

/s/ WALTER C. RAKOWICH	Director	February 18, 2022
Walter C. Rakowich

/s/ ROBERT D. REED	Director	February 18, 2022
Robert D. Reed

/s/ JAMES D. SHELTON	Director	February 18, 2022
James D. Shelton

/s/ MAURICE S. SMITH	Director	February 18, 2022
Maurice S. Smith