Form 10-Q
period 2022-03-31
Ventas, Inc.
filed 2022-05-06
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 3, 2022, there were 399,695,507 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of March 31, 2022	As of December 31, 2021
Assets
Real estate investments:
Land and improvements	$2,452,474	$2,432,065
Buildings and improvements	26,186,628	25,778,490
Construction in progress	275,896	269,315
Acquired lease intangibles	1,373,364	1,369,747
Operating lease assets	318,679	317,858
	30,607,041	30,167,475
Accumulated depreciation and amortization	(8,624,820)	(8,350,637)
Net real estate property	21,982,221	21,816,838
Secured loans receivable and investments, net	530,388	530,126
Investments in unconsolidated real estate entities	541,914	523,465
Net real estate investments	23,054,523	22,870,429
Cash and cash equivalents	149,599	149,725
Escrow deposits and restricted cash	49,848	46,872
Goodwill	1,045,663	1,046,140
Assets held for sale	26,231	28,399
Deferred income tax assets, net	11,152	11,152
Other assets	613,091	565,069
Total assets	$24,950,107	$24,717,786
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,413,743	$12,027,544
Accrued interest	93,564	106,602
Operating lease liabilities	195,668	197,234
Accounts payable and other liabilities	1,079,596	1,090,254
Liabilities related to assets held for sale	8,411	10,850
Deferred income tax liabilities	52,750	59,259
Total liabilities	13,843,732	13,491,743
Redeemable OP unitholder and noncontrolling interests	313,685	280,283
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 399,623 and 399,420 shares issued at March 31, 2022 and December 31, 2021, respectively	99,888	99,838
Capital in excess of par value	15,478,467	15,498,956
Accumulated other comprehensive loss	(59,296)	(64,520)
Retained earnings (deficit)	(4,821,653)	(4,679,889)
Treasury stock, 0 shares at both March 31, 2022 and December 31, 2021	—	—
Total Ventas stockholders’ equity	10,697,406	10,854,385
Noncontrolling interests	95,284	91,375
Total equity	10,792,690	10,945,760
Total liabilities and equity	$24,950,107	$24,717,786
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Rental income:
Triple-net leased	$151,561	$159,885
Office	200,540	197,455
	352,101	357,340
Resident fees and services	651,121	528,650
Office building and other services revenue	3,949	4,950
Income from loans and investments	9,847	19,010
Interest and other income	536	341
Total revenues	1,017,554	910,291
Expenses
Interest	110,794	110,767
Depreciation and amortization	289,064	314,148
Property-level operating expenses:
Senior living	475,530	417,829
Office	63,183	63,946
Triple-net leased	4,008	4,825
	542,721	486,600
Office building and other services costs	1,313	618
General, administrative and professional fees	42,998	40,309
Loss on extinguishment of debt, net	—	27,090
Transaction expenses and deal costs	19,992	4,617
Allowance on loans receivable and investments	(54)	(8,902)
Other	(27,190)	(9,428)
Total expenses	979,638	965,819
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	37,916	(55,528)
Loss from unconsolidated entities	(4,269)	(250)
Gain on real estate dispositions	2,455	2,533
Income tax benefit (expense)	4,490	(2,153)
Income (loss) from continuing operations	40,592	(55,398)
Net income (loss)	40,592	(55,398)
Net income attributable to noncontrolling interests	1,860	1,811
Net income (loss) attributable to common stockholders	$38,732	$(57,209)
Earnings per common share
Basic:
Income (loss) from continuing operations	$0.10	$(0.15)
Net income (loss) attributable to common stockholders	0.10	(0.15)
Diluted [1]:
Income (loss) from continuing operations	$0.10	$(0.15)
Net income (loss) attributable to common stockholders	0.10	(0.15)
1 Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income (loss)	$40,592	$(55,398)
Other comprehensive income:
Foreign currency translation loss	(9,313)	(16)
Unrealized loss on available for sale securities	(588)	(4,617)
Unrealized gain on derivative instruments	19,036	9,406
Total other comprehensive income	9,135	4,773
Comprehensive income (loss)	49,727	(50,625)
Comprehensive income attributable to noncontrolling interests	5,772	4,726
Comprehensive income (loss) attributable to common stockholders	$43,955	$(55,351)

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2022 and 2021
(In thousands, except per share amounts, unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$99,838	$15,498,956	$(64,520)	$(4,679,889)	$—	$10,854,385	$91,375	$10,945,760
Net income	—	—	—	38,732	—	38,732	1,860	40,592
Other comprehensive income	—	—	5,224	—	—	5,224	3,911	9,135
Net change in noncontrolling interests	—	858	—	—	—	858	(1,862)	(1,004)
Dividends to common stockholders—$0.45 per share	—	—	—	(180,496)	—	(180,496)	—	(180,496)
Issuance of common stock for stock plans, restricted stock grants and other	50	15,290	—	—	—	15,340	—	15,340
Adjust redeemable OP unitholder interests to current fair value	—	(36,637)	—	—	—	(36,637)	—	(36,637)
Balance at March 31, 2022	$99,888	$15,478,467	$(59,296)	$(4,821,653)	$—	$10,697,406	$95,284	$10,792,690

Balance at January 1, 2021	$93,635	$14,171,262	$(54,354)	$(4,030,376)	$—	$10,180,167	$98,024	$10,278,191
Net (loss) income	—	—	—	(57,209)	—	(57,209)	1,811	(55,398)
Other comprehensive income	—	—	1,857	—	—	1,857	2,916	4,773
Net change in noncontrolling interests	—	3,435	—	—	—	3,435	(1,286)	2,149
Dividends to common stockholders—$0.45 per share	—	47	—	(169,416)	—	(169,369)	—	(169,369)
Issuance of common stock for stock plans, restricted stock grants and other	115	24,882	—	—	(789)	24,208	—	24,208
Adjust redeemable OP unitholder interests to current fair value	—	(12,918)	—	—	—	(12,918)	—	(12,918)
Redemption of OP Units	—	(16)	—	—	—	(16)	—	(16)
Balance at March 31, 2021	$93,750	$14,186,692	$(52,497)	$(4,257,001)	$(789)	$9,970,155	$101,465	$10,071,620

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$40,592	$(55,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	289,064	314,148
Amortization of deferred revenue and lease intangibles, net	(17,401)	(14,766)
Other non-cash amortization	3,109	5,272
Allowance on loans receivable and investments	(54)	(8,902)
Stock-based compensation	15,796	16,072
Straight-lining of rental income	(3,841)	(3,863)
Loss on extinguishment of debt, net	—	27,090
Gain on real estate dispositions	(2,455)	(2,533)
Gain on real estate loan investments	—	(74)
Income tax (benefit) expense	(5,805)	503
Loss from unconsolidated entities	4,269	250
Distributions from unconsolidated entities	4,356	3,897
Other	(24,324)	(14,379)
Changes in operating assets and liabilities:
Increase in other assets	(18,177)	(5,100)
Decrease in accrued interest	(13,201)	(20,234)
Increase (decrease) in accounts payable and other liabilities	2,625	(4,390)
Net cash provided by operating activities	274,553	237,593
Cash flows from investing activities:
Net investment in real estate property	(343,792)	(210)
Investment in loans receivable	(5,117)	(186)
Proceeds from real estate disposals	6,124	8,083
Proceeds from loans receivable	177	16,419
Development project expenditures	(37,591)	(58,598)
Capital expenditures	(36,728)	(29,674)
Investment in unconsolidated entities	(23,790)	(38,452)
Insurance proceeds for property damage claims	3,391	6
Net cash used in investing activities	(437,326)	(102,612)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(9,867)	5,144
Net change in borrowings under commercial paper program	356,674	214,978
Proceeds from debt	70,029	31,157
Repayment of debt	(65,000)	(445,050)
Purchase of noncontrolling interests	(170)	—
Payment of deferred financing costs	(427)	(17,343)
Issuance of common stock, net	—	11,075
Cash distribution to common stockholders	(180,021)	(168,763)
Cash distribution to redeemable OP unitholders	(1,534)	(1,842)
Cash issued for redemption of OP Units	—	(25)
Contributions from noncontrolling interests	19	5
Distributions to noncontrolling interests	(3,983)	(2,653)
Proceeds from stock option exercises	5,794	2,106
Other	(6,132)	(5,856)
Net cash provided by (used in) financing activities	165,382	(377,067)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,609	(242,086)
Effect of foreign currency translation	241	658
Cash, cash equivalents and restricted cash at beginning of period	196,597	451,640
Cash, cash equivalents and restricted cash at end of period	$199,447	$210,212

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2022	2021
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$3,171	$468
Other assets	47	—
Other liabilities	2,624	—
Deferred income tax liability	594	—
Noncontrolling interests	—	468

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of March 31, 2022, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior living operations, which we also refer to as SHOP, and office operations. See “Note 2 – Accounting Policies” and “Note 16 – Segment Information.” Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our senior living operations reportable business segment.

As of March 31, 2022, we leased a total of 332 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties and 29 properties, respectively, as of March 31, 2022.

As of March 31, 2022, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 555 senior housing communities for us.

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

Continuing Impact of and Response to the COVID-19 Pandemic and Its Extended Consequences

During fiscal 2020 and 2021 and continuing into fiscal 2022, our business has been and is expected to continue to be impacted by both the COVID-19 pandemic itself, including actions taken to prevent the spread of the virus and its variants, and its extended consequences.

Accounting Considerations. We have not identified the COVID-19 pandemic, on its own, as a “triggering event” for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of March 31, 2022, we considered the effect of the pandemic on certain of our assets and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. For both the three months ended March 31, 2022 and 2021, we recognized no COVID-19 related charges in our Consolidated Statements of Income.

Provider Relief Grants. We applied for grants under the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our senior living operations reportable business segment to partially mitigate losses attributable to COVID-19. These grants are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2022 and 2021, we received $34.0 million and $13.6 million, respectively, in grants in connection with our applications and recognized these grants within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received.

Continuing Impact. The trajectory and future impact of the COVID-19 pandemic and its extended consequences remain highly uncertain and will depend on a variety of factors, including the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of testing, the extent to which governments impose, roll-back or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	As of March 31, 2022		As of December 31, 2021
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$752,970	$250,825	$749,834	$251,352
Other identified VIEs	3,970,582	1,570,662	3,949,294	1,556,136
Tax credit VIEs	452,646	99,701	458,953	103,992

Investments in Unconsolidated Entities

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We adjust our investment in unconsolidated entities for additional contributions made, distributions received as well as our share of the investee’s earnings or losses, which is included in loss from unconsolidated entities in our Consolidated Statements of Income.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate NHP/PMB as a VIE. As of March 31, 2022, third party investors owned 3.9 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 34% of the total units then outstanding, and we owned 7.5 million Class B limited partnership units in NHP/PMB, representing the remaining 66%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

The OP Units are classified outside of permanent equity on our Consolidated Balance Sheets because they may be redeemed by third parties under circumstances that are outside of our control. We reflect the OP Units at the greater of cost or redemption value. As of March 31, 2022 and December 31, 2021, the fair value of the OP Units was $217.2 million and $182.1 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at March 31, 2022 and December 31, 2021. We record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value on our Consolidated Balance Sheets.

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

Accounting for Historic and New Markets Tax Credits

For certain of our life science, research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”) or both. As of March 31, 2022, we owned six properties that had syndicated HTCs or NMTCs, or both, to TCIs.

In general, TCIs invest cash into special purpose entities that invest in entities that own the subject property and generate the tax credits. The TCIs receive substantially all of the tax credits and hold only a nominal interest in the economic risk and benefits of the special purpose entities.

HTCs are delivered to the TCIs upon substantial completion of the project. NMTCs are allowed for up to 39% of a qualified investment and are delivered to the TCIs after the investment has been funded and spent on a qualified business. HTCs are subject to recapture within five years of substantial completion. The amount of the recapture is equal to 100% of the HTCs during the first year after the completion of the historic rehabilitation and is reduced by 20% each year during the subsequent five year period. NMTCs are subject to recapture until the end of the seventh year following the qualifying investment. We have provided the TCIs with certain guarantees which protect the TCIs from losses should a tax credit recapture

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

event occur. The contractual arrangements with the TCIs include a put/call provision whereby we may be obligated or entitled to repurchase the interest of the TCIs in the special purpose entities at the end of the tax credit recapture period. We anticipate that either the TCIs will exercise their put rights or we will exercise our call rights prior to the applicable tax credit recapture periods.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Estimates of fair value used in our evaluation of goodwill (if necessary, based on our qualitative assessment), investments in real estate, investments in unconsolidated entities and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon all available evidence including level three inputs, such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data such as replacement cost or comparable sales. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science, research and innovation centers (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2022 and December 31, 2021, this cumulative excess totaled $180.0 million and $176.9 million, respectively (excluding properties classified as held for sale).

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

Accounting for Leased Property

We lease real property, primarily land and corporate office space, and equipment, primarily vehicles at our senior housing communities. At lease inception, we establish an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments on our Consolidated Balance Sheets. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value. Our lease expense primarily consists of ground and corporate office leases. Ground lease expense is included in interest expense and corporate office lease expense is included in general, administrative and professional fees in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards

In November 2021, the FASB issued Accounting Standards Update 2021-10, Disclosures by Business Entities about Government Assistance (“ASU 2022-10”), which requires expanded annual disclosures for transactions involving the receipt of government assistance. Required disclosures include a description of the nature of the transactions with government entities, our accounting policies for such transactions and their impact to our Consolidated Financial Statements. We adopted ASU 2021-10 on January 1, 2022 and the adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2022, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 26.7%, 9.9%, 7.7%, 5.3% and 0.8%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2022). Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale Senior Living, Ardent and Kindred.

Based on gross book value, approximately 12.8% and 54.2% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of March 31, 2022). MOBs, life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 33.0%. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of March 31, 2022, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“NOI”) for the three months then ended. NOI is defined as total revenues, less interest and other income, property-level operating expenses and office building and other services costs. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Leased Properties

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended March 31, 2022 and 2021. The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Three Months Ended March 31,
	2022	2021
Revenues (1):
Brookdale Senior Living	3.7%	4.1%
Ardent	3.2	3.5
Kindred	3.3	3.6
NOI (2):
Brookdale Senior Living	7.8%	8.8%
Ardent	6.8	7.5
Kindred	7.0	7.8
(1)Total revenues include office building and other services revenue, income from loans and investments and interest and other income.
(2)See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2021, Kindred Healthcare, LLC was acquired and began operating under a new healthcare system called ScionHealth. As of March 31, 2022, we leased 29 LTACs to Kindred pursuant to a master lease agreement. Unless extended, the lease term for six of the LTACs ends on April 30, 2023 (the “2023 Pool”) and the lease term for the remaining LTACs ends on April 30, 2025. Although Kindred has the right to renew each pool of LTACs for an additional lease term, we cannot assure you that Kindred will exercise its renewal option for either pool. Annual rent for the LTACs in the 2023 Pool for the 12-month period ending on March 31, 2022 was $31.9 million.

Senior Living Operations

As of March 31, 2022, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 347 of our 546 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

On July 30, 2021, Atria acquired the management services division of Holiday, which at the time managed a pool of 26 communities for Ventas. As of March 31, 2022, Atria and its subsidiaries, including Holiday, managed a pool of 255 senior housing communities for Ventas. Ventas has the ongoing right to terminate the management contract for 91 of the communities with short term notice.

As of March 31, 2022, Sunrise managed a pool of 96 senior housing communities for Ventas. Subsequent to March 31, 2022, Ventas and Sunrise Senior Living entered into a revised management agreement for 92 communities with a term expiring May 31, 2035. Under the new management agreement, Sunrise will receive a management fee based on a percentage of revenue and net operating income generated by the applicable communities. Sunrise is also entitled to certain incentive fees if specified performance targets are met. Ventas has the right to freely terminate the management agreement as to all communities if certain performance metrics are not met and may freely terminate the management agreement as to certain specified communities at any time. In addition, Ventas may also terminate the management agreement as it relates to three communities per year subject to the payment of a fee and an aggregate cap on such terminations over the term of the agreement.

We successfully transitioned the operations of 90 senior living communities owned by us and operated under management agreements with Eclipse Senior Living, Inc. (“ESL”) to seven experienced managers on or before January 2, 2022. ESL ceased operation of its management business in early 2022 following completion of the transitions. We incurred certain one-time transition costs and expenses in connection with the transitions, which were recognized within transaction expenses and deal costs in our Consolidated Statements of Income.

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

2022 Acquisitions

During the first quarter of 2022, we acquired 18 MOBs leased to affiliates of Ardent and one behavioral health center, all of which are reported within our office operations segment, and one senior housing community, which is reported within our senior living operations segment, for an aggregate purchase price of $349.2 million.

Subsequent to March 31, 2022, we acquired one research and innovation center in Philadelphia, Pennsylvania for $46.1 million.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—DISPOSITIONS AND IMPAIRMENTS

2022 Activity

During the three months ended March 31, 2022, we sold one vacant land parcel for $5.6 million and recognized a gain on the sale of this asset of $2.2 million.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties (dollars in thousands):

	As of March 31, 2022			As of December 31, 2021
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
Office Operations	2	3,098	1,558	2	3,435	1,529
Senior Living Operations	2	23,133	6,853	2	24,964	9,321
Total	4	$26,231	$8,411	4	$28,399	$10,850

Real Estate Impairment

We recognized impairments of $14.3 million and $78.5 million for the three months ended March 31, 2022 and 2021, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily the result of a change in our intent to hold the impaired assets or a change in the expected future cash flows of the subject properties.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of March 31, 2022 and December 31, 2021, we had $554.5 million and $549.2 million, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments (dollars in thousands):

	Amortized Cost	Allowance	Unrealized Gain	Carrying Amount	Fair Value
As of March 31, 2022:
Secured/mortgage loans and other, net	$488,827	$—	$—	$488,827	$483,491
Government-sponsored pooled loan investments, net (1)	40,312	—	1,249	41,561	41,561
Total investments reported as secured loans receivable and investments, net	529,139	—	1,249	530,388	525,052
Non-mortgage loans receivable, net (2)	29,449	(5,333)	—	24,116	23,826
Total loans receivable and investments, net	$558,588	$(5,333)	$1,249	$554,504	$548,878

As of December 31, 2021:
Secured/mortgage loans and other, net	$488,913	$—	$—	$488,913	$478,931
Government-sponsored pooled loan investments, net (1)	39,376	—	1,836	41,213	41,213
Total investments reported as secured loans receivable and investments, net	528,289	—	1,836	530,126	520,144
Non-mortgage loans receivable, net (2)	24,418	(5,394)	—	19,024	19,039
Total loans receivable and investments, net	$552,707	$(5,394)	$1,836	$549,150	$539,183
______________________________
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a summary of our investments in unconsolidated real estate entities as of March 31, 2022 and December 31, 2021, respectively (dollars in thousands):

	Ownership as of (1)		Carrying Amount as of
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Investment in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	21.1%	21.1%	$264,675	$267,475
Pension Fund Joint Venture	22.9%	22.9%	28,248	29,192
Research & Innovation Development Joint Venture	51.1%	51.0%	244,115	221,363
Ventas Investment Management Platform			537,038	518,030
All other (2)	34.0%-50.0%	34.0%-50.0%	4,876	5,435
Total investments in unconsolidated real estate entities			$541,914	$523,465
______________________________
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

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.5 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. Such amounts are included in office building and other services revenue in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within other assets on our Consolidated Balance Sheets. Our 34% ownership interest in Atria entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors. Our 9.8% ownership interest in Ardent entitles us to customary minority rights and protections, including the right to appoint one member of the Ardent Board of Directors.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of March 31, 2022		As of December 31, 2021
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$129,118	5.8	$129,121	5.9
In-place and other lease intangibles (2)	1,244,246	7.1	1,240,626	7.2
Goodwill	1,045,663	N/A	1,046,140	N/A
Other intangibles (2)	34,536	6.3	34,517	6.5
Accumulated amortization	(977,491)	N/A	(944,403)	N/A
Net intangible assets	$1,476,072	7.0	$1,506,001	7.1
Intangible liabilities:
Below-market lease intangibles (1)	$334,347	9.5	$334,365	9.7
Other lease intangibles	13,498	N/A	13,608	N/A
Accumulated amortization	(248,092)	N/A	(244,975)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$103,321	9.5	$106,566	9.7
______________________________
(1)     Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our Consolidated Statements of Income.
(2)     Amortization of lease intangibles is recorded in depreciation and amortization in our Consolidated Statements of Income.
N/A—Not Applicable.

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

NOTE 9—OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of March 31, 2022	As of December 31, 2021
Straight-line rent receivables	$179,997	$176,877
Non-mortgage loans receivable, net	24,116	19,024
Stock warrants	77,452	48,884
Other intangibles, net	7,072	7,270
Investment in unconsolidated operating entities	71,511	73,602
Other	252,943	239,412
Total other assets	$613,091	$565,069

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of March 31, 2022	As of December 31, 2021
Unsecured revolving credit facility (1)	$46,037	$56,448
Commercial paper notes	636,948	280,000
Unsecured term loan due 2023	200,000	200,000
2.55% Senior Notes, Series D due 2023 (2)	220,018	217,667
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	200,016	197,879
2.80% Senior Notes, Series E due 2024 (2)	480,038	474,909
Unsecured term loan due 2025 (2)	400,032	395,757
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
2.45% Senior Notes, Series G due 2027 (2)	380,030	375,970
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	240,019	237,454
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,449,515	2,431,831
Total	12,477,876	12,093,138
Deferred financing costs, net	(67,022)	(69,925)
Unamortized fair value adjustment	30,581	32,888
Unamortized discounts	(27,692)	(28,557)
Senior notes payable and other debt	$12,413,743	$12,027,544
______________________________
(1)As of March 31, 2022 and December 31, 2021, respectively, $21.6 million and $30.9 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $24.4 million and $25.6 million were denominated in British pounds as of March 31, 2022 and December 31, 2021, respectively.
(2)Canadian Dollar debt obligations shown in U.S. Dollars.
(3)Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2023 and 2028.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facilities, Commercial Paper and Unsecured Term Loans

We have a $2.75 billion unsecured revolving credit facility initially priced at LIBOR plus 0.825% based on the Company’s debt rating. The unsecured revolving credit facility matures in January 2025, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions.

As of March 31, 2022, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $46.0 million borrowings outstanding and an additional $25.0 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2022, we had $636.9 million in borrowings outstanding under our commercial paper program.

As of March 31, 2022, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023. The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million, subject to the satisfaction of certain conditions.

As of March 31, 2022, we had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

As of March 31, 2022, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
2022	$342,600	$636,948	$40,477	$1,020,025
2023	700,088	—	40,291	740,379
2024	1,666,791	—	34,504	1,701,295
2025	2,052,522	46,037	28,354	2,126,913
2026	1,036,035	—	21,441	1,057,476
Thereafter	5,713,952	—	117,836	5,831,788
Total maturities	$11,511,988	$682,985	$282,903	$12,477,876
______________________________
(1)At March 31, 2022, we had $533.4 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $149.6 million of unrestricted cash and cash equivalents.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows (dollars in thousands):

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$149,599	$149,599	$149,725	$149,725
Escrow deposits and restricted cash	49,848	49,848	46,872	46,872
Stock warrants	77,452	77,452	48,884	48,884
Secured mortgage loans and other, net	488,827	483,491	488,913	478,931
Non-mortgage loans receivable, net (1)	24,116	23,826	19,024	19,039
Government-sponsored pooled loan investments, net	41,561	41,561	41,213	41,213
Derivative instruments (1)	10,410	10,410	1,128	1,128
Liabilities:
Senior notes payable and other debt, gross	12,477,876	12,518,899	12,093,138	12,891,937
Derivative instruments (2)	2,571	2,571	12,290	12,290
Redeemable OP Units	217,225	217,225	182,112	182,112
______________________________
(1)Included in other assets on our Consolidated Balance Sheets.
(2)Included in accounts payable and other liabilities on our Consolidated Balance Sheets.

For a discussion of the assumptions considered, refer to “Note 2 – Accounting Policies.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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
(Unaudited)

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the three months ended March 31, 2022, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended March 31, 2022 and 2021 was a benefit of $4.5 million and an expense of $2.2 million, respectively. The income tax benefit for the three months ended March 31, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. taxable REIT subsidiary. The income tax expense for the three months ended March 31, 2021 was primarily due to a $2.8 million net deferred tax expense related to an internal restructuring of certain U.S. TRS entities.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $52.8 million and $59.3 million as of March 31, 2022 and December 31, 2021, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $11.2 million as of both March 31, 2022 and December 31, 2021, respectively, and related primarily to loss carryforwards.

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

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. There were no issuances under the ATM program for the three months ended March 31, 2022. As of March 31, 2022, $1.0 billion aggregate gross sales price of shares of our common stock remains available for issuance under the ATM program.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of March 31, 2022	As of December 31, 2021
Foreign currency translation loss	$(66,784)	$(56,227)
Unrealized gain on available for sale securities	1,249	1,836
Unrealized gain (loss) on derivative instruments	6,239	(10,129)
Total accumulated other comprehensive loss	$(59,296)	$(64,520)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$40,592	$(55,398)
Net income (loss)	40,592	(55,398)
Net income attributable to noncontrolling interests	1,860	1,811
Net income (loss) attributable to common stockholders	$38,732	$(57,209)
Denominator:
Denominator for basic earnings per share—weighted average shares	399,297	374,669
Effect of dilutive securities:
Stock options	25	16
Restricted stock awards	421	282
OP unitholder interests	3,517	2,955
Denominator for diluted earnings per share—adjusted weighted average shares	403,260	377,922
Basic earnings per share:
Income (loss) from continuing operations	$0.10	$(0.15)
Net income (loss) attributable to common stockholders	0.10	(0.15)
Diluted earnings per share: (1)
Income (loss) from continuing operations	$0.10	$(0.15)
Net income (loss) attributable to common stockholders	0.10	(0.15)
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

NOTE 16—SEGMENT INFORMATION

As of March 31, 2022, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Three Months Ended March 31, 2022
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	Non-Segment	Total
Revenues:
Rental income	$151,561	$—	$200,540	$—	$352,101
Resident fees and services	—	651,121	—	—	651,121
Office building and other services revenue	—	—	617	3,332	3,949
Income from loans and investments	—	—	—	9,847	9,847
Interest and other income	—	—	—	536	536
Total revenues	$151,561	$651,121	$201,157	$13,715	$1,017,554

Total revenues	$151,561	$651,121	$201,157	$13,715	$1,017,554
Less:
Interest and other income	—	—	—	536	536
Property-level operating expenses	4,008	475,530	63,183	—	542,721
Office building and other services costs	—	—	—	1,313	1,313
Segment NOI	$147,553	$175,591	$137,974	$11,866	472,984
Interest and other income					536
Interest expense					(110,794)
Depreciation and amortization					(289,064)
General, administrative and professional fees					(42,998)
Transaction expenses and deal costs					(19,992)
Allowance on loans receivable and investments					54
Other					27,190
Loss from unconsolidated entities					(4,269)
Gain on real estate dispositions					2,455
Income tax benefit					4,490
Income from continuing operations					40,592
Net income					40,592
Net income attributable to noncontrolling interests					1,860
Net income attributable to common stockholders					$38,732

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended March 31, 2021
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	Non-Segment	Total
Revenues:
Rental income	$159,885	$—	$197,455	$—	$357,340
Resident fees and services	—	528,650	—	—	528,650
Office building and other services revenue	—	—	2,345	2,605	4,950
Income from loans and investments	—	—	—	19,010	19,010
Interest and other income	—	—	—	341	341
Total revenues	$159,885	$528,650	$199,800	$21,956	$910,291

Total revenues	$159,885	$528,650	$199,800	$21,956	$910,291
Less:
Interest and other income	—	—	—	341	341
Property-level operating expenses	4,825	417,829	63,946	—	486,600
Office building and other services costs	—	—	618	—	618
Segment NOI	$155,060	$110,821	$135,236	$21,615	422,732
Interest and other income					341
Interest expense					(110,767)
Depreciation and amortization					(314,148)
General, administrative and professional fees					(40,309)
Loss on extinguishment of debt, net					(27,090)
Transaction expenses and deal costs					(4,617)
Allowance on loans receivable and investments					8,902
Other					9,428
Loss from unconsolidated entities					(250)
Gain on real estate dispositions					2,533
Income tax expense					(2,153)
Loss from continuing operations					(55,398)
Net loss					(55,398)
Net income attributable to noncontrolling interests					1,811
Net loss attributable to common stockholders					$(57,209)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Three Months Ended March 31,
Capital Expenditures:	2022	2021
Triple-Net Leased Properties	$634	$8,218
Senior Living Operations	143,403	48,717
Office Operations	274,074	31,547
Total capital expenditures	$418,111	$88,482

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	For the Three Months Ended March 31,
Revenues:	2022	2021
United States	$897,933	$797,768
Canada	112,144	105,033
United Kingdom	7,477	7,490
Total revenues	$1,017,554	$910,291

Net Real Estate Property:	As of March 31, 2022	As of December 31, 2021
United States	$18,718,109	$18,562,738
Canada	3,027,276	3,007,008
United Kingdom	236,836	247,092
Total net real estate property	$21,982,221	$21,816,838

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us,” “our,” “Company” and other similar terms in Item 2 of this Quarterly Report on Form 10-Q refer to Ventas, Inc. and its consolidated subsidiaries.

Cautionary Statements

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, among others, statements of expectations, beliefs, future plans and strategies, anticipated results from operations and developments and other matters that are not historical facts. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “opportunity,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below and in our filings with the Securities and Exchange Commission, such as in the sections titled “Cautionary Statements — Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) the impact of the ongoing COVID-19 pandemic and its extended consequences, including of the Delta, Omicron or any other variant, on our revenue, level of profitability, liquidity and overall risk exposure and the implementation and impact of regulations related to the CARES Act and other stimulus legislation and any future COVID-19 relief measures; (b) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our acquisitions and investments, including our acquisition of New Senior Investment Group Inc. (“New Senior”); (c) our exposure and the exposure of our tenants, managers and borrowers to complex healthcare and other regulation and the challenges and expense associated with complying with such regulation; (d) the potential for significant general and commercial claims, legal actions, regulatory proceedings or enforcement actions that could subject us or our tenants, managers or borrowers to increased operating costs and uninsured liabilities; (e) the impact of market and general economic conditions, including economic and financial market events, inflation, changes in interest rates, supply chain pressures, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public capital markets; (f) our ability, and the ability of our tenants, managers and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate; (g) the risk of bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors and our ability to foreclose successfully on the collateral securing our loans and other investments in the event of a borrower default; (h) our ability to identify and consummate future investments in or dispositions of healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests; (i) risks related to development, redevelopment and construction projects; (j) our ability to attract and retain talented employees; (k) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply; (l) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, managers or borrowers; (m) increases in our borrowing costs as a result of becoming more leveraged or as a result of changes in interest rates and phasing out of LIBOR rates; (n) our reliance on third parties to operate a majority of our assets and our limited control and influence over such operations and results; (o) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (p) the adequacy of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (q) the occurrence of cyber incidents that could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation; (r) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, managers or borrowers; (s) disruptions to the management and operations of our business and the uncertainties caused by activist investors; and (t) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change.

Note Regarding Third-Party Information

This Quarterly Report includes information that has been derived from SEC filings that has been provided to us by our tenants and managers or been derived from SEC filings or other publicly available information of our tenants and managers. We believe that such information is accurate and that the sources from which it has been obtained are reliable. However, we cannot guarantee the accuracy of such information and have not independently verified the assumptions on which such information is based.

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of March 31, 2022, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

As of March 31, 2022, we leased a total of 332 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties and 29 properties, respectively, as of March 31, 2022.

As of March 31, 2022, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 555 senior housing communities for us.

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

First Quarter 2022 Highlights

Continuing Impact of and Response to the COVID-19 Pandemic and Its Extended Consequences

During fiscal 2020 and 2021 and continuing into fiscal 2022, our business has been and is expected to continue to be impacted by both the COVID-19 pandemic itself, including actions taken to prevent the spread of the virus and its variants, and its extended consequences. The trajectory and future impact of the COVID-19 pandemic remains highly uncertain. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of testing, the extent to which governments impose, roll-back or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

Investments and Dispositions

•During the first quarter of 2022, we acquired 18 MOBs leased to affiliates of Ardent, one behavioral health center and one senior housing community for an aggregate purchase price of $349.2 million. In April, we acquired one research and innovation center in Philadelphia, Pennsylvania for $46.1 million.

•During the first quarter of 2022, we sold one vacant land parcel for $5.6 million and recognized a gain on the sale of $2.2 million.

Other Items

•During the first quarter of 2022, we received $34.0 million in grants in connection with our Phase 4 applications to the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our senior living operations segment to partially mitigate losses attributable to COVID-19.

•Subsequent to March 31, 2022, Ventas and Sunrise entered into a revised management agreement for 92 communities with a term expiring May 31, 2035. Under the new management agreement, Sunrise will receive a management fee based on a percentage of revenue and net operating income generated by the applicable communities. Sunrise is also entitled to certain incentive fees if specified performance targets are met. Ventas has the right to freely terminate the management agreement as to all communities if certain performance metrics are not met and may freely terminate the management agreement as to certain specified communities at any time. In addition, Ventas may also terminate the management agreement as it relates to three communities per year subject to the payment of a fee and an aggregate cap on such terminations over the term of the agreement.

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of March 31, 2022	As of December 31, 2021
Investment mix by asset type (1):
Senior housing communities	67.0%	67.4%
MOBs	17.7	17.1
Life science, research and innovation centers	6.6	6.7
Health systems	4.9	5.0
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.5	1.5
Skilled nursing facilities (“SNFs”)	0.6	0.6
Secured loans receivable and investments, net	1.7	1.7
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria (2)	26.7%	27.0%
Sunrise	9.9	10.0
Brookdale Senior Living	7.7	7.8
Le Groupe Maurice	7.3	7.3
Ardent	5.3	4.7
Kindred	0.8	1.0
All other	42.3	42.2
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.
(2)Includes assets managed by Holiday, which was acquired by Atria in July 2021.

	For the Three Months Ended March 31,
	2022	2021
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	64.0%	58.3%
Brookdale Senior Living (2)	3.7	4.1
Kindred	3.3	3.6
Ardent	3.2	3.5
All others	25.8	30.5
Total	100.0%	100.0%
Net operating income (“NOI”):
Senior living operations	37.1%	26.6%
Brookdale Senior Living (2)	7.8	8.8
Kindred	7.0	7.8
Ardent	6.8	7.5
All others	41.3	49.3
Total	100.0%	100.0%
Operations mix by geographic location (3):
California	15.0%	15.4%
New York	7.4	7.7
Texas	6.6	6.0
Pennsylvania	4.8	4.6
North Carolina	4.4	3.7
All others	61.8	62.6
Total	100.0%	100.0%
______________________________
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

Triple-Net Lease Performance and Expirations

Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the three months ended March 31, 2022, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Our 2021 Annual Report contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2022. Please refer to “Note 2 – Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting standards.

Results of Operations

As of March 31, 2022, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Three Months Ended March 31, 2022 and 2021

The table below shows our results of operations for the three months ended March 31, 2022 and 2021 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended March 31,		(Decrease) Increase to Net Income
	2022	2021	$	%
Segment NOI:
Triple-net leased properties	$147,553	$155,060	$(7,507)	(4.8)%
Senior living operations	175,591	110,821	64,770	58.4
Office operations	137,974	135,236	2,738	2.0
Non-segment	11,866	21,615	(9,749)	(45.1)
Total segment NOI	472,984	422,732	50,252	11.9
Interest and other income	536	341	195	57.2
Interest expense	(110,794)	(110,767)	(27)	—
Depreciation and amortization	(289,064)	(314,148)	25,084	8.0
General, administrative and professional fees	(42,998)	(40,309)	(2,689)	(6.7)
Loss on extinguishment of debt, net	—	(27,090)	27,090	100.0
Transaction expenses and deal costs	(19,992)	(4,617)	(15,375)	nm
Allowance on loans receivable and investments	54	8,902	(8,848)	(99.4)
Other	27,190	9,428	17,762	nm
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	37,916	(55,528)	93,444	nm
Loss from unconsolidated entities	(4,269)	(250)	(4,019)	nm
Gain on real estate dispositions	2,455	2,533	(78)	(3.1)
Income tax benefit (expense)	4,490	(2,153)	6,643	nm
Income (loss) from continuing operations	40,592	(55,398)	95,990	nm
Net income (loss)	40,592	(55,398)	95,990	nm
Net income attributable to noncontrolling interests	1,860	1,811	(49)	(2.7)
Net income (loss) attributable to common stockholders	$38,732	$(57,209)	$95,941	nm
______________________________
nm - not meaningful

Segment NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of March 31, 2022 (dollars in thousands):

	For the Three Months Ended March 31,		(Decrease) Increase to Segment NOI
	2022	2021	$	%
Segment NOI—Triple-Net Leased Properties:
Rental income	$151,561	$159,885	$(8,324)	(5.2)%
Less: Property-level operating expenses	(4,008)	(4,825)	817	16.9
Segment NOI	$147,553	$155,060	$(7,507)	(4.8)

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

The segment NOI decrease in our triple-net leased portfolio was primarily driven by rental income from communities that were transitioned to our senior housing operating portfolio or sold prior to the first quarter of 2022, partially offset by an increase in rental income for one property acquired after the first quarter of 2021.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2022 and 2021 for the fourth quarter of 2022 and 2021, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at March 31, 2022	Average Occupancy for the Three Months Ended December 31, 2021	Number of Properties Owned at March 31, 2021	Average Occupancy for the Three Months Ended December 31, 2020
Senior housing communities	261	75.2%	284	79.2%
SNFs	16	79.5	16	79.7
IRFs and LTACs	35	57.0	35	57.2

Declines in occupancy are primarily the result of COVID-19 impacts to senior housing and SNF operations.

The following table compares results of operations for our 331 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments (dollars in thousands).

	For the Three Months Ended March 31,		(Decrease) Increase to Segment NOI
	2022	2021	$	%
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$149,371	$149,428	$(57)	—%
Less: Property-level operating expenses	(3,798)	(3,834)	36	0.9
Segment NOI	$145,573	$145,594	$(21)	—

Segment NOI in our same-store triple-net leased portfolio was flat during the first quarter of 2022 as compared to the same period in 2021 driven by contractual escalators offset by reduced payments from select senior housing tenants due to the continued pandemic impact.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2022 (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2022	2021	$	%
Segment NOI—Senior Living Operations:
Resident fees and services	$651,121	$528,650	$122,471	23.2%
Less: Property-level operating expenses	(475,530)	(417,829)	(57,701)	(13.8)
Segment NOI	$175,591	$110,821	$64,770	58.4

	Number of Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Total communities	546	439	80.0%	76.3%	$4,373	$4,649

Resident fees and services include all amounts earned from residents at our senior housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Property-level operating expenses related to our senior living operations reportable business segment include labor, food, utilities, marketing, management and other costs of operating the properties. For senior housing communities in our senior living operations reportable business segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period. Average monthly revenue per occupied room reflects average resident fees and services per operator-reported occupied unit for the reporting period.

The increase in our senior living operations reportable business segment NOI was primarily driven by the acquisition of over 100 independent living communities from New Senior in September 2021, an overall increase in occupancy and higher HHS grants received, which are reflected as a reduction in property-level operating expenses. During the first quarter of 2022 and 2021, HHS grants received reduced property-level operating expenses by $32.8 million, net of management fees of $1.1 million, and $13.6 million, respectively.

The following table compares results of operations for our 321 same-store senior living operating communities (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2022	2021	$	%
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$479,716	$436,890	$42,826	9.8%
Less: Property-level operating expenses	(344,704)	(329,563)	(15,141)	(4.6)
Segment NOI	$135,012	$107,327	$27,685	25.8

	Number of Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Same-store communities	321	321	83.0%	78.8%	$4,821	$4,625

The increase in our same-store senior living operations reportable business segment NOI was primarily driven by an overall increase in occupancy and revenue per occupied room from strong in place resident rate increases in the U.S. and improving re-leasing spreads as well as higher HHS grants received, which are reflected as a reduction in property-level operating expenses, partially offset by higher operating expenses, driven by macro inflationary impacts including labor, utilities and other operating expenses. During the first quarter of 2022 and 2021, HHS grants received reduced property-level operating expenses by $21.1 million, net of management fees of $1.1 million, and $7.6 million, respectively.

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2022 (dollars in thousands). For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2022	2021	$	%
Segment NOI—Office Operations:
Rental income	$200,540	$197,455	$3,085	1.6%
Office building and other services revenue	617	2,345	(1,728)	(73.7)
Total revenues	201,157	199,800	1,357	0.7
Less:
Property-level operating expenses	(63,183)	(63,946)	763	1.2
Office building and other services costs	—	(618)	618	100.0
Segment NOI	$137,974	$135,236	$2,738	2.0

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Total office buildings	361	373	90.5%	89.3%	$36	$34

The increase in office operations reportable business segment NOI for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to successful new leasing, sustained tenant retention, improved parking revenues, revenues from exiting tenants and the acquisitions of 18 MOBs and one behavioral health center during the first quarter of 2022, partially offset by dispositions of non-core assets during 2021.

The following table compares results of operations for our 332 same-store office buildings (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2022	2021	$	%
Same-Store Segment NOI—Office Operations:
Rental income	$192,093	$180,307	$11,786	6.5%
Less: Property-level operating expenses	(59,811)	(56,753)	(3,058)	(5.4)
Segment NOI	$132,282	$123,554	$8,728	7.1

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Same-store office buildings	332	332	91.8%	91.5%	$37	$35

The increase in our same-store office operations reportable business segment NOI for the three months ended March 31, 2022 over the same period in 2021 was primarily due to contractual rent escalators, successful new leasing, sustained tenant retention, improved parking income and revenues from exiting tenants.

NOI—Non-Segment

Information provided for non-segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $9.7 million decrease in non-segment NOI for the three months ended March 31, 2022 over the same period in 2021 was primarily due to lower income from loans receivable investments as a result of repayments during the course of 2021 of loan investments held by the Company.

Company Results

Interest Expense

Interest expense was relatively flat for the three months ended March 31, 2022 compared to the same period in 2021 due to an increase of $3.1 million from an increased debt balance and $0.6 million of lower capitalized interest, offset by a decrease of $3.7 million due to a lower interest rate. Our weighted average effective interest rate was 3.49% and 3.62% for the three months ended March 31, 2022 and 2021, respectively. Capitalized interest for the three months ended March 31, 2022 and 2021 was $2.5 million and $3.1 million, respectively.

Depreciation and Amortization

The $25.1 million decrease in depreciation and amortization expense was primarily due to $78.5 million of impairments recognized in the first quarter of 2021 for properties sold or classified as held for sale, partially offset by $41.9 million of depreciation on assets acquired from New Senior, and $14.3 million of impairments recognized in the first quarter of 2022.

General, Administrative and Professional Fees

The $2.7 million increase in general, administrative and professional fees was primarily due to the inclusion of a portion of New Senior’s overhead and the return to a more normalized business environment.

Loss on Extinguishment of Debt, Net

The $27.1 million decrease in loss on extinguishment of debt, net is primarily related to the first quarter 2021 make whole redemption for the entirety of the $400.0 million aggregate principal amount of 3.10% seniors notes due January 2023.

Transaction Expenses and Deal Costs

The $15.4 million increase in transaction expenses and deal costs was primarily due to $12.0 million of costs incurred in connection with stockholder relations matters as well as costs associated with operator transitions.

Allowance on Loans Receivable and Investments

The $8.8 million decrease in allowance on loans receivable and investments was due to a change in our estimate of credit losses during the first quarter of 2021 and the corresponding reversal of allowances as of March 31, 2021.

Other

The $17.8 million increase in other income was primarily due to an increase of $8.6 million due to insurance proceeds received during the first quarter of 2022 and expenses incurred during the first quarter of 2021 relating to winter storms and an increase of $7.6 million in unrealized gain on stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020.

Loss from Unconsolidated Entities

The $4.0 million increase in loss from unconsolidated entities was primarily due to our share of increased net loss from our investees.

Gain on Real Estate Dispositions

Gain on real estate dispositions was relatively flat for the three months ended March 31, 2022 compared to the same period in 2021, and relates to the sale of a vacant land parcel in the first quarter of 2022 and the sale of two MOBs and one triple-net leased property in the first quarter of 2021.

Income Tax Benefit (Expense)

The $4.5 million of income tax benefit for the three months ended March 31, 2022 as compared to the $2.2 million of income tax expense for the same period in 2021 was primarily due to operating losses at certain of our TRS entities and a net benefit for the unwind of certain tax credit structure during the first quarter of 2022.

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

The following table summarizes our FFO and Normalized FFO for the three months ended March 31, 2022 and 2021 (dollars in thousands). The increase in Normalized FFO for the three months ended March 31, 2022 over the same period in 2021 is primarily due to increased net operating income at our senior housing communities as a result of improved occupancy, higher revenue per occupied room, acquisitions since the first quarter of 2021, including the acquisition of over 100 independent living communities from New Senior, and higher HHS grants received, partially offset by lower interest income on loan investments.

	For the Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$38,732	$(57,209)
Adjustments:
Depreciation and amortization on real estate assets	288,103	312,869
Depreciation on real estate assets related to noncontrolling interests	(4,449)	(4,618)
Depreciation on real estate assets related to unconsolidated entities	7,265	4,018
Gain on real estate dispositions	(2,455)	(2,533)
Gain on real estate dispositions related to noncontrolling interests	17	—
FFO attributable to common stockholders	327,213	252,527
Adjustments:
Change in fair value of financial instruments	(29,881)	(21,008)
Non-cash income tax (benefit) expense	(5,805)	1,344
Loss on extinguishment of debt, net	—	27,090
Gain on transactions related to unconsolidated entities	(3)	(21)
Transaction expenses and deal costs	21,288	5,360
Amortization of other intangibles	268	116
Other items related to unconsolidated entities	131	101
Non-cash impact of changes to equity plan	7,206	8,741
Natural disaster (recoveries) expenses, net	(3,709)	5,127
Allowance on loan investments, net of noncontrolling interests	(53)	(8,900)
Normalized FFO attributable to common stockholders	$316,655	$270,477

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$38,732	$(57,209)
Adjustments:
Interest and other income	(536)	(341)
Interest expense	110,794	110,767
Depreciation and amortization	289,064	314,148
General, administrative and professional fees	42,998	40,309
Loss on extinguishment of debt, net	—	27,090
Transaction expenses and deal costs	19,992	4,617
Allowance on loans receivable and investments	(54)	(8,902)
Other	(27,190)	(9,428)
Net income attributable to noncontrolling interests	1,860	1,811
Loss from unconsolidated entities	4,269	250
Income tax (benefit) expense	(4,490)	2,153
Gain on real estate dispositions	(2,455)	(2,533)
NOI	$472,984	$422,732

See “Results of Operations” for discussions regarding both segment NOI and same-store segment NOI. We define same-store as properties owned, consolidated and operational for the full period in both comparison periods and that are not otherwise excluded; provided, however, that we may include selected properties that otherwise meet the same-store criteria if they are included in substantially all of, but not a full, period for one or both of the comparison periods, and in our judgment such inclusion provides a more meaningful presentation of our segment performance.

Newly acquired development properties and recently developed or redeveloped properties in our senior living operations reportable business segment will be included in same-store once they are stabilized for the full period in both periods presented. These properties are considered stabilized upon the earlier of (a) the achievement of 80% sustained occupancy or (b) 24 months from the date of acquisition or substantial completion of work. Recently developed or redeveloped properties in our office operations reportable business segment and triple-net leased properties reportable business segment will be included in same-store once substantial completion of work has occurred for the full period in both periods presented. Our senior living operations and triple-net leased properties that have undergone operator or business model transitions will be included in same-store once operating under consistent operating structures for the full period in both periods presented.

Properties are excluded from same-store if they are: (i) sold, classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) impacted by materially disruptive events such as flood or fire; (iii) for SHOP, those properties that are currently undergoing a materially disruptive redevelopment; (iv) for our office operations reportable business segment and triple-net lease properties reportable business segment, those properties for which management has an intention to institute, or has instituted, a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, or maintain a market-competitive position and/or achieve property stabilization, most commonly as a result of an expected or actual material change in occupancy or NOI; or (v) for SHOP reportable business segment and triple-net leased reportable business segment, those properties that are scheduled to undergo operator or business model transitions, or have transitioned operators or business models after the start of the prior comparison period.

To eliminate the impact of exchange rate movements, all portfolio performance-based disclosures assume constant exchange rates across comparable periods, using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average exchange rate for the current period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, and proceeds from asset sales.

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the three months ended March 31, 2022, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. See “Note 10 – Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our significant debt activities.

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

Credit Facilities, Commercial Paper and Unsecured Term Loans

We have a $2.75 billion unsecured revolving credit facility initially priced at LIBOR plus 0.825% based on the Company’s debt rating. The unsecured revolving credit facility matures in January 2025, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions.

As of March 31, 2022, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $46.0 million borrowings outstanding and an additional $25.0 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2022, we had $636.9 million in borrowings outstanding under our commercial paper program.

As of March 31, 2022, we had a $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matures in 2023. The term loan also includes an accordion feature that effectively permits us to increase our aggregate borrowings thereunder to up to $800.0 million, subject to the satisfaction of certain conditions.

As of March 31, 2022, we had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

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

Equity Offerings

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. There were no issuances under the ATM program for the three months ended March 31, 2022. As of March 31, 2022, $1.0 billion aggregate gross sales price of shares of our common stock remains available for issuance under the ATM program.

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

Dividends

During the three months ended March 31, 2022, we declared a dividend of $0.45 per share of our common stock. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2022.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,		(Decrease) Increase to Cash
	2022	2021	$	%
Cash, cash equivalents and restricted cash at beginning of period	$196,597	$451,640	$(255,043)	(56.5)%
Net cash provided by operating activities	274,553	237,593	36,960	15.6
Net cash used in investing activities	(437,326)	(102,612)	(334,714)	nm
Net cash provided by (used in) financing activities	165,382	(377,067)	542,449	143.9
Effect of foreign currency translation	241	658	(417)	(63.4)
Cash, cash equivalents and restricted cash at end of period	$199,447	$210,212	$(10,765)	(5.1)%
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $37.0 million during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increased net operating income at our senior housing communities, including the net benefit of HHS grants received, and acquisitions since the first quarter of 2021, including the acquisition of over 100 independent living communities from New Senior, partially offset by lower interest income on loan investments and increased transaction expenses and deal costs primarily due to expenses relating to the stockholder relations matters in the first quarter of 2022.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $334.7 million during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the $349.2 million paid in connection with the acquisition of 18 MOBs, one behavioral health center and one senior housing community, partially offset by lower development project expenditures in the first quarter of 2022.

Cash Flows from Financing Activities

Cash flows from financing activities increased $542.4 million during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the March 2021 redemption of $400.0 million senior notes due 2023, and increased borrowings under our commercial paper program and proceeds from debt in the first quarter of 2022.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of March 31, 2022, we had 15 properties under development pursuant to these agreements, including six properties that are owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments In Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 10 – Senior Notes Payable And Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at March 31, 2022, we had $25.0 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

Guarantor and Issuer Financial Information

Ventas, Inc. has fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Realty. None of our other subsidiaries is obligated with respect to Ventas Realty’s outstanding senior notes.

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

The following summarizes our guarantor and issuer balance sheet and statement of income information as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands).

Balance Sheet Information

	As of March 31, 2022
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,789,558	$3,045,738
Total assets	17,922,405	3,155,639
Liabilities and equity
Intercompany loans	11,313,313	(3,863,941)
Total liabilities	11,537,000	4,133,468
Redeemable OP unitholder and noncontrolling interests	96,646	—
Total equity (deficit)	6,288,759	(977,829)
Total liabilities and equity	17,922,405	3,155,639

	As of December 31, 2021
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,448,874	$3,045,738
Total assets	17,561,305	3,156,840
Liabilities and equity
Intercompany loans	10,742,915	(3,563,060)
Total liabilities	10,972,521	4,097,362
Redeemable OP unitholder and noncontrolling interests	98,356	—
Total equity (deficit)	6,490,428	(940,522)
Total liabilities and equity	17,561,305	3,156,840

Statement of Income Information

	For the Three Months Ended March 31, 2022
	Guarantor	Issuer
Equity earnings in affiliates	$44,555	$—
Total revenues	46,321	36,683
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	39,202	(40,293)
Net income (loss)	38,732	(40,293)
Net income (loss) attributable to common stockholders	38,732	(40,293)

	For the Year Ended December 31, 2021
	Guarantor	Issuer
Equity earnings in affiliates	$133,143	$—
Total revenues	137,348	158,255
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	49,694	(215,773)
Net income (loss)	49,008	(215,777)
Net income (loss) attributable to common stockholders	49,008	(215,777)

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

As of March 31, 2022 and December 31, 2021, the fair value of our secured and non-mortgage loans receivable, based on our estimates of current prevailing rates for comparable loans, was $507.3 million and $498.0 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of March 31, 2022	As of December 31, 2021
Gross book value	$11,065,729	$10,990,982
Fair value	11,086,862	11,766,336
Fair value reflecting change in interest rates:
-100 basis points	11,667,702	12,437,306
+100 basis points	10,560,572	11,164,150

The increase in our fixed rate debt from December 31, 2021 to March 31, 2022 was primarily due to the refinancing of a variable rate mortgage to a fixed rate mortgage in 2022 and exchange rate fluctuations related to our outstanding senior notes.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31, 2022	As of December 31, 2021	As of March 31, 2021
Balance:
Fixed rate:
Senior notes	$8,745,345	$8,729,102	$8,483,829
Unsecured term loans	200,000	200,000	200,000
Mortgage loans and other	2,120,384	2,061,880	1,390,256
Subtotal fixed rate	11,065,729	10,990,982	10,074,085
Variable rate:
Senior notes	—	—	238,892
Unsecured revolving credit facility	46,037	56,448	44,799
Unsecured term loans	400,032	395,757	398,152
Commercial paper notes	636,948	280,000	215,000
Secured revolving construction credit facility	—	—	154,281
Mortgage loans and other	329,130	369,951	724,955
Subtotal variable rate	1,412,147	1,102,156	1,776,079
Total	$12,477,876	$12,093,138	$11,850,164
Percentage of total debt:
Fixed rate:
Senior notes	70.1%	72.1%	71.6%
Unsecured term loans	1.6	1.7	1.7
Mortgage loans and other	17.0	17.0	11.7
Variable rate:
Senior notes	—	—	2.0
Unsecured revolving credit facility	0.4	0.5	0.4
Unsecured term loans	3.2	3.3	3.4
Commercial paper notes	5.1	2.3	1.8
Secured revolving construction credit facility	—	—	1.3
Mortgage loans and other	2.6	3.1	6.1
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.8%
Unsecured term loans	3.6	3.6	3.6
Mortgage loans and other	3.6	3.6	3.5
Variable rate:
Senior notes	—	—	1.0
Unsecured revolving credit facility	1.6	1.1	1.0
Unsecured term loans	1.8	1.4	1.3
Commercial paper notes	0.8	0.3	0.2
Secured revolving construction credit facility	—	—	1.9
Mortgage loans and other	1.8	1.7	1.9
Total	3.4	3.4	3.4

The variable rate debt in the table above reflects, in part, the effect of $145.5 million notional amount of interest rate swaps maturing on March 2027, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $302.4 million and C$272.5 million notional amount of interest rate swaps with maturities ranging from January 2023 to April 2031 in each case that effectively convert variable rate debt to fixed rate debt.

The increase in our outstanding variable rate debt at March 31, 2022 compared to December 31, 2021 is primarily attributable to borrowings under our commercial paper program.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of March 31, 2022, interest expense on an annualized basis would increase by approximately $13.5 million, or $0.03 per diluted common share.

As of March 31, 2022 and December 31, 2021, our joint venture partners’ aggregate share of total debt was $281.0 million and $278.0 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated real estate entities, which was $370.9 million and $338.1 million as of March 31, 2022 and December 31, 2021, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2022 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the three months ended March 31, 2022 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of 2022 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in “Note 12 – Commitments And Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2021 Annual Report.

ITEM 1A.    RISK FACTORS

This section supplements and updates, and should be read in conjunction with, the information found under Part I, Item 1A. “Risk Factors” of our 2021 Annual Report based on information currently known to us and recent developments since the date of the 2021 Annual Report. However, the risks and uncertainties that we face are not limited to those set forth in the 2021 Annual Report and this first quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

Activist investors could cause us to incur substantial costs, divert management’s attention and have an adverse effect on our business.

Activist investors may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to affect changes or acquire control over us. Responding to these actions can be costly and time-consuming, divert the attention of our Board and management from the management of our business and the pursuit of our business strategies. In addition to incurred costs, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended March 31, 2022.

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31	46,170	$51.87	—	—
February 1 through February 28	27,227	51.37	—	—
March 1 through March 31	44,310	56.28	—	—
Total	117,707	$53.41	—	—
______________________________
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 6, 2022

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer