Form 10-Q
period 2022-06-30
Ventas, Inc.
filed 2022-08-05
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 3, 2022, there were 399,712,763 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of June 30, 2022	As of December 31, 2021
Assets
Real estate investments:
Land and improvements	$2,444,519	$2,432,065
Buildings and improvements	26,186,712	25,778,490
Construction in progress	251,300	269,315
Acquired lease intangibles	1,361,671	1,369,747
Operating lease assets	315,896	317,858
	30,560,098	30,167,475
Accumulated depreciation and amortization	(8,834,315)	(8,350,637)
Net real estate property	21,725,783	21,816,838
Secured loans receivable and investments, net	529,630	530,126
Investments in unconsolidated real estate entities	533,705	523,465
Net real estate investments	22,789,118	22,870,429
Cash and cash equivalents	127,073	149,725
Escrow deposits and restricted cash	48,958	46,872
Goodwill	1,044,509	1,046,140
Assets held for sale	31,768	28,399
Deferred income tax assets, net	11,152	11,152
Other assets	575,577	565,069
Total assets	$24,628,155	$24,717,786
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,328,140	$12,027,544
Accrued interest	104,419	106,602
Operating lease liabilities	194,241	197,234
Accounts payable and other liabilities	1,062,935	1,090,254
Liabilities related to assets held for sale	5,871	10,850
Deferred income tax liabilities	46,613	59,259
Total liabilities	13,742,219	13,491,743
Redeemable OP unitholder and noncontrolling interests	282,542	280,283
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 399,715 and 399,420 shares issued at June 30, 2022 and December 31, 2021, respectively	99,913	99,838
Capital in excess of par value	15,514,015	15,498,956
Accumulated other comprehensive loss	(56,355)	(64,520)
Retained earnings (deficit)	(5,044,569)	(4,679,889)
Treasury stock, 7 and 0 shares issued at June 30, 2022 and December 31, 2021, respectively	(408)	—
Total Ventas stockholders’ equity	10,512,596	10,854,385
Noncontrolling interests	90,798	91,375
Total equity	10,603,394	10,945,760
Total liabilities and equity	$24,628,155	$24,717,786
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental income:
Triple-net leased	$149,397	$159,223	$300,958	$319,108
Office	199,241	200,388	399,781	397,843
	348,638	359,611	700,739	716,951
Resident fees and services	658,056	535,952	1,309,177	1,064,602
Office building and other services revenue	4,326	5,381	8,275	10,331
Income from loans and investments	10,752	17,665	20,599	36,675
Interest and other income	1,166	585	1,702	926
Total revenues	1,022,938	919,194	2,040,492	1,829,485
Expenses
Interest	113,951	110,051	224,745	220,818
Depreciation and amortization	283,075	250,700	572,139	564,848
Property-level operating expenses:
Senior housing	507,446	424,813	982,976	842,642
Office	63,328	64,950	126,511	128,896
Triple-net leased	3,585	4,432	7,593	9,257
	574,359	494,195	1,117,080	980,795
Office building and other services costs	1,410	658	2,723	1,276
General, administrative and professional fees	32,915	30,588	75,913	70,897
Loss (gain) on extinguishment of debt, net	7	(74)	7	27,016
Transaction expenses and deal costs	13,078	721	33,070	5,338
Allowance on loans receivable and investments	(62)	(59)	(116)	(8,961)
Other	48,116	(13,490)	20,926	(22,918)
Total expenses	1,066,849	873,290	2,046,487	1,839,109
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(43,911)	45,904	(5,995)	(9,624)
(Loss) income from unconsolidated entities	(1,047)	4,767	(5,316)	4,517
(Loss) gain on real estate dispositions	(34)	41,258	2,421	43,791
Income tax benefit (expense)	3,790	(3,641)	8,280	(5,794)
(Loss) income from continuing operations	(41,202)	88,288	(610)	32,890
Net (loss) income	(41,202)	88,288	(610)	32,890
Net income attributable to noncontrolling interests	1,214	1,897	3,074	3,708
Net (loss) income attributable to common stockholders	$(42,416)	$86,391	$(3,684)	$29,182
Earnings per common share
Basic:
(Loss) income from continuing operations	$(0.10)	$0.24	$—	$0.09
Net (loss) income attributable to common stockholders	(0.11)	0.23	(0.01)	0.08
Diluted:[1]
(Loss) income from continuing operations	$(0.10)	$0.23	$—	$0.09
Net (loss) income attributable to common stockholders	(0.11)	0.23	(0.01)	0.08
1 Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(41,202)	$88,288	$(610)	$32,890
Other comprehensive income (loss):
Foreign currency translation loss	(11,429)	(1,016)	(20,742)	(1,032)
Unrealized loss on available for sale securities	(1,531)	(2,663)	(2,119)	(7,280)
Unrealized gain (loss) on derivative instruments	14,107	(595)	33,143	8,811
Total other comprehensive income (loss)	1,147	(4,274)	10,282	499
Comprehensive (loss) income	(40,055)	84,014	9,672	33,389
Comprehensive (loss) income attributable to noncontrolling interests	(580)	3,416	5,191	8,142
Comprehensive (loss) income attributable to common stockholders	$(39,475)	$80,598	$4,481	$25,247

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2022 and 2021
(In thousands, except per share amounts, unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2022	$99,888	$15,478,467	$(59,296)	$(4,821,653)	$—	$10,697,406	$95,284	$10,792,690
Net loss	—	—	—	(42,416)	—	(42,416)	1,214	(41,202)
Other comprehensive income	—	—	2,941	—	—	2,941	(1,794)	1,147
Net change in noncontrolling interests	—	(7,379)	—	—	—	(7,379)	(3,906)	(11,285)
Dividends to common stockholders—$0.45 per share	—	—	—	(180,500)	—	(180,500)	—	(180,500)
Issuance of common stock for stock plans, restricted stock grants and other	25	9,882	—	—	(408)	9,499	—	9,499
Adjust redeemable OP unitholder interests to current fair value	—	33,045	—	—	—	33,045	—	33,045
Balance at June 30, 2022	$99,913	$15,514,015	$(56,355)	$(5,044,569)	$(408)	$10,512,596	$90,798	$10,603,394

Balance at April 1, 2021	$93,750	$14,186,692	$(52,497)	$(4,257,001)	$(789)	$9,970,155	$101,465	$10,071,620
Net income	—	—	—	86,391	—	86,391	1,897	88,288
Other comprehensive (loss) income	—	—	(5,793)	—	—	(5,793)	1,519	(4,274)
Net change in noncontrolling interests	—	2,804	—	—	—	2,804	(3,676)	(872)
Dividends to common stockholders—$0.45 per share	—	—	—	(169,442)	—	(169,442)	—	(169,442)
Issuance of common stock for stock plans, restricted stock grants and other	34	10,505	—	—	469	11,008	—	11,008
Adjust redeemable OP unitholder interests to current fair value	—	(12,421)	—	—	—	(12,421)	—	(12,421)
Redemption of OP Units	—	(3)	—	—	—	(3)	—	(3)
Balance at June 30, 2021	$93,784	$14,187,577	$(58,290)	$(4,340,052)	$(320)	$9,882,699	$101,205	$9,983,904

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2022 and 2021
(In thousands, except per share amounts, unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$99,838	$15,498,956	$(64,520)	$(4,679,889)	$—	$10,854,385	$91,375	$10,945,760
Net loss	—	—	—	(3,684)	—	(3,684)	3,074	(610)
Other comprehensive income	—	—	8,165	—	—	8,165	2,117	10,282
Net change in noncontrolling interests	—	(6,521)	—	—	—	(6,521)	(5,768)	(12,289)
Dividends to common stockholders—$0.90 per share	—	—	—	(360,996)	—	(360,996)	—	(360,996)
Issuance of common stock for stock plans, restricted stock grants and other	75	25,172	—	—	(408)	24,839	—	24,839
Adjust redeemable OP unitholder interests to current fair value	—	(3,592)	—	—	—	(3,592)	—	(3,592)
Balance at June 30, 2022	$99,913	$15,514,015	$(56,355)	$(5,044,569)	$(408)	$10,512,596	$90,798	$10,603,394

Balance at January 1, 2021	$93,635	$14,171,262	$(54,354)	$(4,030,376)	$—	$10,180,167	$98,024	$10,278,191
Net income	—	—	—	29,182	—	29,182	3,708	32,890
Other comprehensive loss	—	—	(3,936)	—	—	(3,936)	4,435	499
Net change in noncontrolling interests	—	6,239	—	—	—	6,239	(4,962)	1,277
Dividends to common stockholders—$0.90 per share	—	—	—	(338,858)	—	(338,858)	—	(338,858)
Issuance of common stock for stock plans, restricted stock grants and other	149	35,434	—	—	(320)	35,263	—	35,263
Adjust redeemable OP unitholder interests to current fair value	—	(25,339)	—	—	—	(25,339)	—	(25,339)
Redemption of OP Units	—	(19)	—	—	—	(19)	—	(19)
Balance at June 30, 2021	$93,784	$14,187,577	$(58,290)	$(4,340,052)	$(320)	$9,882,699	$101,205	$9,983,904

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(610)	$32,890
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	572,139	564,848
Amortization of deferred revenue and lease intangibles, net	(33,491)	(31,551)
Other non-cash amortization	6,412	10,119
Allowance on loans receivable and investments	(116)	(8,961)
Stock-based compensation	22,601	21,465
Straight-lining of rental income	(7,559)	(7,167)
Loss on extinguishment of debt, net	7	27,016
Gain on real estate dispositions	(2,421)	(43,791)
Gain on real estate loan investments	—	(74)
Income tax (benefit) expense	(11,184)	2,510
Loss (income) from unconsolidated entities	5,322	(4,512)
Distributions from unconsolidated entities	10,719	6,480
Other	25,128	(34,841)
Changes in operating assets and liabilities:
Increase in other assets	(32,622)	(25,618)
Decrease in accrued interest	(2,008)	(5,732)
Increase in accounts payable and other liabilities	315	25,775
Net cash provided by operating activities	552,632	528,856
Cash flows from investing activities:
Net investment in real estate property	(388,295)	(210)
Investment in loans receivable	(5,225)	(283)
Proceeds from real estate disposals	6,171	115,850
Proceeds from loans receivable	487	36,475
Development project expenditures	(81,878)	(130,894)
Capital expenditures	(91,004)	(74,122)
Distributions from unconsolidated entities	25,652	—
Investment in unconsolidated entities	(33,086)	(68,311)
Insurance proceeds for property damage claims	7,918	390
Net cash used in investing activities	(559,260)	(121,105)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(7,822)	(104,131)
Net change in borrowings under commercial paper program	55,184	169,984
Proceeds from debt	706,915	268,286
Repayment of debt	(394,395)	(565,951)
Purchase of noncontrolling interests	(170)	—
Payment of deferred financing costs	(4,126)	(17,776)
Issuance of common stock, net	—	14,250
Cash distribution to common stockholders	(360,098)	(337,838)
Cash distribution to redeemable OP unitholders	(3,072)	(3,164)
Cash issued for redemption of OP Units	—	(62)
Contributions from noncontrolling interests	39	30
Distributions to noncontrolling interests	(7,873)	(8,588)
Proceeds from stock option exercises	8,691	4,821
Other	(6,219)	(5,934)
Net cash used in financing activities	(12,946)	(586,073)
Net decrease in cash, cash equivalents and restricted cash	(19,574)	(178,322)
Effect of foreign currency translation	(992)	1,450
Cash, cash equivalents and restricted cash at beginning of period	196,597	451,640
Cash, cash equivalents and restricted cash at end of period	$176,031	$274,768

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2022	2021
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$3,176	$468
Other assets	362	—
Other liabilities	2,944	—
Deferred income tax liability	594	—
Noncontrolling interests	—	468

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of June 30, 2022, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio, which we also refer to as “SHOP” and is formerly known as senior living operations, and office operations. See “Note 2 – Accounting Policies” and “Note 16 – Segment Information.” Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our SHOP reportable business segment.

As of June 30, 2022, we leased a total of 331 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties and 29 properties, respectively, as of June 30, 2022.

As of June 30, 2022, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 557 senior housing communities for us.

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

Continuing Impact of and Response to COVID-19 and Its Extended Consequences

During fiscal 2020 and 2021 and continuing into fiscal 2022, our business has been and is expected to continue to be impacted by COVID-19 itself, including actions taken to prevent the spread of the virus and its variants, and its extended consequences.

Accounting Considerations. We have not identified COVID-19, on its own, as a “triggering event” for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of June 30, 2022, we considered the effect of COVID-19 on certain of our assets and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. For both the six months ended June 30, 2022 and 2021, we recognized no COVID-19 related charges in our Consolidated Statements of Income.

Provider Relief Grants. We applied for grants under the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our SHOP reportable business segment to partially mitigate losses attributable to COVID-19. These grants are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2022 and 2021, we received $34.0 million and $13.6 million, respectively, in grants in connection with our applications and recognized these grants within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received. In July 2022, we received $20.2 million in HHS grants.

Continuing Impact. The trajectory and future impact of COVID-19 and its extended consequences remain highly uncertain and will depend on a variety of factors, including the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across governmental and regulatory bodies and regions and fluctuate over time; and other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of testing, the extent to which governments impose, roll-back or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows.

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	As of June 30, 2022		As of December 31, 2021
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$756,063	$260,217	$749,834	$251,352
Other identified VIEs	3,892,070	1,532,677	3,949,294	1,556,136
Tax credit VIEs	443,332	82,126	458,953	103,992

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate NHP/PMB as a VIE. As of June 30, 2022, third party investors owned 3.9 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 34% of the total units then outstanding, and we owned 7.5 million Class B limited partnership units in NHP/PMB, representing the remaining 66%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

The OP Units are classified outside of permanent equity on our Consolidated Balance Sheets because they may be redeemed by third parties under circumstances that are outside of our control. We reflect the OP Units at the greater of cost or redemption value. As of June 30, 2022 and December 31, 2021, the fair value of the OP Units was $182.5 million and $182.1 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at June 30, 2022 and December 31, 2021. We record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value on our Consolidated Balance Sheets.

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

Accounting for Historic and New Markets Tax Credits

For certain of our life science, research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”) or both. As of June 30, 2022, we owned six properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science, research and innovation centers’ (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2022 and December 31, 2021, this cumulative excess totaled $181.7 million and $176.9 million, respectively (excluding properties classified as held for sale).

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

Senior Housing Operating Portfolio

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

Recently Adopted Accounting Standards

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2022, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 26.7%, 9.8%, 7.7%, 5.3% and 0.8%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2022). Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale Senior Living, Ardent and Kindred.

Based on gross book value, approximately 12.7% and 53.9% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and SHOP reportable business segments, respectively (excluding properties classified as held for sale as of June 30, 2022). MOBs, life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 33.4%. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of June 30, 2022, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“NOI”) for the three months then ended. NOI is defined as total revenues, less interest and other income, property-level operating expenses and office building and other services costs. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Leased Properties

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI. The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Three Months Ended June 30,
	2022	2021
Revenues (1):
Brookdale Senior Living	3.6%	4.1%
Ardent	3.2	3.4
Kindred	3.3	3.6
NOI (2):
Brookdale Senior Living	8.4%	8.8%
Ardent	7.3	7.4
Kindred	7.6	7.8
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2021, Kindred Healthcare, LLC was acquired and began operating under a new healthcare system called ScionHealth. As of March 31, 2022, we leased 29 LTACs to Kindred pursuant to a master lease agreement. Pursuant to the master lease, the 29 LTACs are divided into two renewal groups. The first renewal group is composed of 6 LTACs (“Group 1”) and the second renewal group is composed of 23 LTACs (“Group 2”). In the second quarter of 2022, we and Kindred amended the master lease to, among other things, extend the lease term of Group 1 through April 30, 2028. The lease term for Group 2 ends on April 30, 2025. Although Kindred has the right to renew each of Group 1 and Group 2 for additional lease terms, we cannot assure you that Kindred will exercise any renewal options for either pool, or if the lease term is renewed, amended or extended, the terms thereof.

Senior Housing Operating Portfolio

As of June 30, 2022, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 347 of our 548 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

On July 30, 2021, Atria acquired the management services division of Holiday, which at the time managed a pool of 26 communities for Ventas. As of June 30, 2022, Atria and its subsidiaries, including Holiday, managed a pool of 255 senior housing communities for Ventas. Ventas has the ongoing right to terminate the management contract for 91 of the communities with short term notice.

As of June 30, 2022, Sunrise managed a pool of 96 senior housing communities for Ventas. Subsequent to March 31, 2022, Ventas and Sunrise Senior Living entered into a revised management agreement for 92 communities with a term expiring May 31, 2035. Under the new management agreement, Sunrise will receive a management fee based on a percentage of revenue and net operating income generated by the applicable communities. Sunrise is also entitled to certain incentive fees if specified performance targets are met. Ventas has the right to freely terminate the management agreement as to all communities if certain performance metrics are not met and may freely terminate the management agreement as to certain specified communities at any time. In addition, Ventas may also terminate the management agreement as it relates to three communities per year subject to the payment of a fee and an aggregate cap on such terminations over the term of the agreement.

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

We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operating portfolio efficiently and effectively. We also rely on our managers to set appropriate resident fees, provide accurate property-level financial results in a timely manner and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations.

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

2022 Acquisitions

During the six months ended June 30, 2022, we acquired 18 MOBs leased to affiliates of Ardent, one behavioral health center and one research and innovation center, all of which are reported within our office operations segment, and one senior housing community, which is reported within our SHOP segment, for an aggregate purchase price of $395.3 million.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—DISPOSITIONS AND IMPAIRMENTS

2022 Activity

During the six months ended June 30, 2022, we sold one vacant land parcel for $6.2 million and recognized a gain on the sale of this asset of $2.4 million.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties (dollars in thousands):

	As of June 30, 2022			As of December 31, 2021
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	2	22,787	4,093	2	24,964	9,321
Office operations	3	8,981	1,778	2	3,435	1,529
Total	5	$31,768	$5,871	4	$28,399	$10,850

Real Estate Impairment

We recognized impairments of $26.9 million and $97.1 million for the six months ended June 30, 2022 and 2021, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily the result of a change in the expected future cash flows of the subject properties or a change in our intent to hold the impaired assets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of June 30, 2022 and December 31, 2021, we had $553.8 million and $549.2 million, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments (dollars in thousands):

	Amortized Cost	Allowance	Unrealized (Loss) Gain	Carrying Amount	Fair Value
As of June 30, 2022:
Secured/mortgage loans and other, net	$488,611	$—	$—	$488,611	$458,700
Government-sponsored pooled loan investments, net (1)	41,300	—	(281)	41,019	41,019
Total investments reported as secured loans receivable and investments, net	529,911	—	(281)	529,630	499,719
Non-mortgage loans receivable, net (2)	29,462	(5,271)	—	24,191	23,435
Total loans receivable and investments, net	$559,373	$(5,271)	$(281)	$553,821	$523,154

As of December 31, 2021:
Secured/mortgage loans and other, net	$488,913	$—	$—	$488,913	$478,931
Government-sponsored pooled loan investments, net (1)	39,376	—	1,836	41,213	41,213
Total investments reported as secured loans receivable and investments, net	528,289	—	1,836	530,126	520,144
Non-mortgage loans receivable, net (2)	24,418	(5,394)	—	19,024	19,039
Total loans receivable and investments, net	$552,707	$(5,394)	$1,836	$549,150	$539,183
______________________________
(1)Investment in government-sponsored pool loans has a contractual maturity date in 2023.
(2)Included in other assets on our Consolidated Balance Sheets.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. We invest in both real estate entities and operating entities, which are described further below.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a summary of our investments in unconsolidated real estate entities as of June 30, 2022 and December 31, 2021, respectively (dollars in thousands):

	Ownership as of (1)		Carrying Amount as of
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Investment in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	21.9%	21.1%	$261,630	$267,475
Pension Fund Joint Venture	22.9%	22.9%	27,532	29,192
Research & Innovation Development Joint Venture	50.7%	51.0%	239,478	221,363
Ventas Investment Management Platform			528,640	518,030
All other (2)	34.0%-50.0%	34.0%-50.0%	5,065	5,435
Total investments in unconsolidated real estate entities			$533,705	$523,465
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

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.8 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively, and $7.3 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively. Such amounts are included in office building and other services revenue in our Consolidated Statements of Income.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of June 30, 2022		As of December 31, 2021
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$129,160	5.7	$129,121	5.9
In-place and other lease intangibles (2)	1,232,511	7.4	1,240,626	7.2
Goodwill	1,044,509	N/A	1,046,140	N/A
Other intangibles (2)	34,486	6.1	34,517	6.5
Accumulated amortization	(1,004,973)	N/A	(944,403)	N/A
Net intangible assets	$1,435,693	7.3	$1,506,001	7.1
Intangible liabilities:
Below-market lease intangibles (1)	$334,486	8.8	$334,365	9.7
Other lease intangibles	13,498	N/A	13,608	N/A
Accumulated amortization	(251,981)	N/A	(244,975)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$99,571	8.8	$106,566	9.7
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

NOTE 9—OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of June 30, 2022	As of December 31, 2021
Straight-line rent receivables	$181,661	$176,877
Non-mortgage loans receivable, net	24,191	19,024
Stock warrants	39,604	48,884
Other intangibles, net	6,842	7,270
Investment in unconsolidated operating entities	56,709	73,602
Other	266,570	239,412
Total other assets	$575,577	$565,069

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of June 30, 2022	As of December 31, 2021
Unsecured revolving credit facility (1)	$45,594	$56,448
Commercial paper notes	335,300	280,000
Unsecured term loan due 2023	—	200,000
2.55% Senior Notes, Series D due 2023 (2)	213,642	217,667
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	194,220	197,879
2.80% Senior Notes, Series E due 2024 (2)	466,128	474,909
Unsecured term loan due 2025 (2)	388,440	395,757
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due 2027	500,000	—
2.45% Senior Notes, Series G due 2027 (2)	369,018	375,970
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	233,064	237,454
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,422,866	2,431,831
Total	12,393,495	12,093,138
Deferred financing costs, net	(66,963)	(69,925)
Unamortized fair value adjustment	28,165	32,888
Unamortized discounts	(26,557)	(28,557)
Senior notes payable and other debt	$12,328,140	$12,027,544
______________________________
(1)As of June 30, 2022 and December 31, 2021, respectively, $23.3 million and $30.9 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $22.3 million and $25.6 million were denominated in British pounds as of June 30, 2022 and December 31, 2021, respectively.
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

As of June 30, 2022, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $45.6 million borrowings outstanding and an additional $25.0 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2022, we had $335.3 million in borrowings outstanding under our commercial paper program.

In June 2022, we entered into a Credit and Guaranty Agreement (the “New Credit Agreement”) with Ventas Realty, as borrower. The New Credit Agreement replaces Ventas Realty’s previous $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matured in 2023 with a new $500.0 million unsecured term loan that matures in 2027 and is initially priced at Term SOFR plus 0.95% based on Ventas Realty’s debt ratings. The New Credit Agreement also includes an accordion feature that permits us to increase our aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of June 30, 2022, we had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

As of June 30, 2022, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
2022	$222,596	$335,300	$27,024	$584,920
2023	489,206	—	42,970	532,176
2024	1,654,004	—	37,420	1,691,424
2025	2,039,042	45,594	31,454	2,116,090
2026	1,034,759	—	24,709	1,059,468
Thereafter	6,271,898	—	137,519	6,409,417
Total maturities	$11,711,505	$380,894	$301,096	$12,393,495
______________________________
(1)At June 30, 2022, we had $253.8 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $127.1 million of unrestricted cash and cash equivalents.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows (dollars in thousands):

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$127,073	$127,073	$149,725	$149,725
Escrow deposits and restricted cash	48,958	48,958	46,872	46,872
Stock warrants	39,604	39,604	48,884	48,884
Secured mortgage loans and other, net	488,611	458,700	488,913	478,931
Non-mortgage loans receivable, net (1)	24,191	23,435	19,024	19,039
Government-sponsored pooled loan investments, net	41,019	41,019	41,213	41,213
Derivative instruments (1)	19,757	19,757	1,128	1,128
Liabilities:
Senior notes payable and other debt, gross	12,393,495	11,834,464	12,093,138	12,891,937
Derivative instruments (2)	—	—	12,290	12,290
Redeemable OP Units	182,512	182,512	182,112	182,112
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

NOTE 12—COMMITMENTS AND CONTINGENCIES

From time to time, we are party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. These legal and regulatory matters may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practice claims and employment claims, as well as regulatory proceedings, including proceedings related to our senior housing operating portfolio, where we are typically the holder of the applicable healthcare license. In certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our tenants, operators, managers or other third parties against, or may otherwise be responsible for, such actions, proceedings or claims. In other circumstances, certain of our tenants, operators, managers or other third parties may be obligated to indemnify, defend and hold us harmless in whole or in part with respect to certain actions, legal or regulatory proceedings. We cannot assure you that these third parties will be able to satisfy their defense and indemnification obligations to us. Legal and regulatory matters to which we are subject or for which we are otherwise responsible may not be fully insured and some may allege large damage amounts.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the six months ended June 30, 2022, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended June 30, 2022 and 2021 was a benefit of $3.8 million and an expense of $3.6 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2022 and 2021 was a benefit of $8.3 million and an expense of $5.8 million, respectively. The income tax benefit for the three and six months ended June 30, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. taxable REIT subsidiary. The income tax expense for the three and six months ended June 30, 2021 was primarily due to a $2.8 million net deferred tax expense related to an internal restructuring of certain U.S. taxable REIT subsidiaries, and a $3.4 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $46.6 million and $59.3 million as of June 30, 2022 and December 31, 2021, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $11.2 million as of both June 30, 2022 and December 31, 2021 and related primarily to loss carryforwards.

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

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. There were no issuances under the ATM program for the six months ended June 30, 2022. As of June 30, 2022, $1.0 billion aggregate gross sales price of shares of our common stock remains available for issuance under the ATM program.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of June 30, 2022	As of December 31, 2021
Foreign currency translation loss	$(74,852)	$(56,227)
Unrealized (loss) gain on available for sale securities	(281)	1,836
Unrealized gain (loss) on derivative instruments	18,778	(10,129)
Total accumulated other comprehensive loss	$(56,355)	$(64,520)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(41,202)	$88,288	$(610)	$32,890
Net (loss) income	(41,202)	88,288	(610)	32,890
Net income attributable to noncontrolling interests	1,214	1,897	3,074	3,708
Net (loss) income attributable to common stockholders	$(42,416)	$86,391	$(3,684)	$29,182
Denominator:
Denominator for basic earnings per share—weighted average shares	399,592	375,067	399,445	374,869
Effect of dilutive securities:
Stock options	41	58	33	34
Restricted stock awards	376	328	398	304
OP unitholder interests	3,517	2,954	3,517	2,954
Denominator for diluted earnings per share—adjusted weighted average shares	403,526	378,408	403,393	378,161
Basic earnings per share:
(Loss) income from continuing operations	$(0.10)	$0.24	$—	$0.09
Net (loss) income attributable to common stockholders	(0.11)	0.23	(0.01)	0.08
Diluted earnings per share: (1)
(Loss) income from continuing operations	$(0.10)	$0.23	$—	$0.09
Net (loss) income attributable to common stockholders	(0.11)	0.23	(0.01)	0.08
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

NOTE 16—SEGMENT INFORMATION

As of June 30, 2022, we operated through three reportable business segments: triple-net leased properties, SHOP and office operations. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on NOI and related measures. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building and other services costs. We consider NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, NOI should be examined in conjunction with net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q. See “Non-GAAP

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Three Months Ended June 30, 2022
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$199,241	$149,397	$—	$348,638
Resident fees and services	658,056	—	—	—	658,056
Office building and other services revenue	—	670	—	3,656	4,326
Income from loans and investments	—	—	—	10,752	10,752
Interest and other income	—	—	—	1,166	1,166
Total revenues	$658,056	$199,911	$149,397	$15,574	$1,022,938

Total revenues	$658,056	$199,911	$149,397	$15,574	$1,022,938
Less:
Interest and other income	—	—	—	1,166	1,166
Property-level operating expenses	507,446	63,328	3,585	—	574,359
Office building and other services costs	—	—	—	1,410	1,410
NOI	$150,610	$136,583	$145,812	$12,998	446,003
Interest and other income					1,166
Interest expense					(113,951)
Depreciation and amortization					(283,075)
General, administrative and professional fees					(32,915)
Loss on extinguishment of debt, net					(7)
Transaction expenses and deal costs					(13,078)
Allowance on loans receivable and investments					62
Other					(48,116)
Loss from unconsolidated entities					(1,047)
Loss on real estate dispositions					(34)
Income tax benefit					3,790
Loss from continuing operations					(41,202)
Net loss					(41,202)
Net income attributable to noncontrolling interests					1,214
Net loss attributable to common stockholders					$(42,416)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30, 2021
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$200,388	$159,223	$—	$359,611
Resident fees and services	535,952	—	—	—	535,952
Office building and other services revenue	—	2,540	—	2,841	5,381
Income from loans and investments	—	—	—	17,665	17,665
Interest and other income	—	—	—	585	585
Total revenues	$535,952	$202,928	$159,223	$21,091	$919,194

Total revenues	$535,952	$202,928	$159,223	$21,091	$919,194
Less:
Interest and other income	—	—	—	585	585
Property-level operating expenses	424,813	64,950	4,432	—	494,195
Office building and other services costs	—	658	—	—	658
NOI	$111,139	$137,320	$154,791	$20,506	423,756
Interest and other income					585
Interest expense					(110,051)
Depreciation and amortization					(250,700)
General, administrative and professional fees					(30,588)
Gain on extinguishment of debt, net					74
Transaction expenses and deal costs					(721)
Allowance on loans receivable and investments					59
Other					13,490
Income from unconsolidated entities					4,767
Gain on real estate dispositions					41,258
Income tax expense					(3,641)
Income from continuing operations					88,288
Net income					88,288
Net income attributable to noncontrolling interests					1,897
Net income attributable to common stockholders					$86,391

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2022
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$399,781	$300,958	$—	$700,739
Resident fees and services	1,309,177	—	—	—	1,309,177
Office building and other services revenue	—	1,287	—	6,988	8,275
Income from loans and investments	—	—	—	20,599	20,599
Interest and other income	—	—	—	1,702	1,702
Total revenues	$1,309,177	$401,068	$300,958	$29,289	$2,040,492

Total revenues	$1,309,177	$401,068	$300,958	$29,289	$2,040,492
Less:
Interest and other income	—	—	—	1,702	1,702
Property-level operating expenses	982,976	126,511	7,593	—	1,117,080
Office building and other services costs	—	—	—	2,723	2,723
NOI	$326,201	$274,557	$293,365	$24,864	918,987
Interest and other income					1,702
Interest expense					(224,745)
Depreciation and amortization					(572,139)
General, administrative and professional fees					(75,913)
Loss on extinguishment of debt, net					(7)
Transaction expenses and deal costs					(33,070)
Allowance on loans receivable and investments					116
Other					(20,926)
Loss from unconsolidated entities					(5,316)
Gain on real estate dispositions					2,421
Income tax benefit					8,280
Loss from continuing operations					(610)
Net loss					(610)
Net income attributable to noncontrolling interests					3,074
Net loss attributable to common stockholders					$(3,684)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2021
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$397,843	$319,108	$—	$716,951
Resident fees and services	1,064,602	—	—	—	1,064,602
Office building and other services revenue	—	4,884	—	5,447	10,331
Income from loans and investments	—	—	—	36,675	36,675
Interest and other income	—	—	—	926	926
Total revenues	$1,064,602	$402,727	$319,108	$43,048	$1,829,485

Total revenues	$1,064,602	$402,727	$319,108	$43,048	$1,829,485
Less:
Interest and other income	—	—	—	926	926
Property-level operating expenses	842,642	128,896	9,257	—	980,795
Office building and other services costs	—	1,276	—	—	1,276
NOI	$221,960	$272,555	$309,851	$42,122	846,488
Interest and other income					926
Interest expense					(220,818)
Depreciation and amortization					(564,848)
General, administrative and professional fees					(70,897)
Loss on extinguishment of debt, net					(27,016)
Transaction expenses and deal costs					(5,338)
Allowance on loans receivable and investments					8,961
Other					22,918
Income from unconsolidated entities					4,517
Gain on real estate dispositions					43,791
Income tax expense					(5,794)
Income from continuing operations					32,890
Net income					32,890
Net income attributable to noncontrolling interests					3,708
Net income attributable to common stockholders					$29,182

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Capital Expenditures:	2022	2021	2022	2021
SHOP	$55,540	$51,156	$198,943	$99,873
Office operations	85,752	56,667	359,826	88,213
Triple-net leased properties	1,774	8,921	2,408	17,139
Total capital expenditures	$143,066	$116,744	$561,177	$205,225

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
United States	$903,057	$803,242	$1,800,990	$1,601,010
Canada	112,809	108,342	224,953	213,375
United Kingdom	7,072	7,610	14,549	15,100
Total revenues	$1,022,938	$919,194	$2,040,492	$1,829,485

	As of June 30, 2022	As of December 31, 2021
Net Real Estate Property:
United States	$18,581,304	$18,562,738
Canada	2,927,708	3,007,008
United Kingdom	216,771	247,092
Total net real estate property	$21,725,783	$21,816,838

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

Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below and in our filings with the Securities and Exchange Commission, such as in the sections titled “Cautionary Statements — Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) the impact of the ongoing COVID-19 pandemic and its extended consequences, including of the Delta, Omicron or any other variant, on our revenue, level of profitability, liquidity and overall risk exposure and the implementation and impact of regulations related to the CARES Act and other stimulus legislation and any future COVID-19 relief measures; (b) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our acquisitions and investments, including our acquisition of New Senior Investment Group Inc.; (c) our exposure and the exposure of our tenants, managers and borrowers to complex healthcare and other regulation and the challenges and expense associated with complying with such regulation; (d) the potential for significant general and commercial claims, legal actions, regulatory proceedings or enforcement actions that could subject us or our tenants, managers or borrowers to increased operating costs and uninsured liabilities; (e) the impact of market and general economic conditions, including economic and financial market events, inflation, changes in interest rates, supply chain pressures, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public capital markets; (f) our ability, and the ability of our tenants, managers and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate; (g) the risk of bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors and our ability to foreclose successfully on the collateral securing our loans and other investments in the event of a borrower default; (h) our ability to identify and consummate future investments in or dispositions of healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests; (i) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising interest rates, labor conditions and supply chain pressures; (j) our ability to attract and retain talented employees; (k) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply; (l) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, managers or borrowers; (m) increases in our borrowing costs as a result of becoming more leveraged, rising interest rates and the phasing out of LIBOR rates; (n) our reliance on third parties to operate a majority of our assets and our limited control and influence over such operations and results; (o) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (p) the adequacy of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (q) the occurrence of cyber incidents that could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation; (r) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, managers or borrowers; (s) disruptions to the management and operations of our business and the uncertainties caused by activist investors; and (t) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change.

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

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of June 30, 2022, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio, which we also refer to as “SHOP” and is formerly known as senior living operations, and office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 16 – Segment Information,” included in Item 1 of this Quarterly Report on Form 10-Q. Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our SHOP reportable business segment.

As of June 30, 2022, we leased a total of 331 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties and 29 properties, respectively, as of June 30, 2022.

As of June 30, 2022, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 557 senior housing communities for us.

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

2022 Highlights

Continuing Impact of and Response to COVID-19 and Its Extended Consequences

During fiscal 2020 and 2021 and continuing into fiscal 2022, our business has been and is expected to continue to be impacted by COVID-19 itself, including actions taken to prevent the spread of the virus and its variants, and its extended consequences. The trajectory and future impact of COVID-19 remains highly uncertain. The extent of COVID-19’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across governmental and regulatory bodies and regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of testing, the extent to which governments impose, roll-back or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows.

Investments and Dispositions

•During the six months ended June 30, 2022, we acquired 18 MOBs leased to affiliates of Ardent, one behavioral health center and one research and innovation center, all of which are reported within our office operations segment, and one senior housing community, which is reported within our SHOP segment, for an aggregate purchase price of $395.3 million.

•During the six months ended June 30, 2022, we sold one vacant land parcel for $6.2 million and recognized a gain on the sale of this asset of $2.4 million.

Liquidity and Capital

•As of June 30, 2022, we had approximately $2.5 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, net of $335.3 million borrowings outstanding under our commercial paper program.

•In June 2022, we entered into a Credit and Guaranty Agreement (the “New Credit Agreement”) with Ventas Realty, as borrower. The New Credit Agreement replaces Ventas Realty’s previous $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matured in 2023 with a new $500.0 million unsecured term loan that matures in 2027 and is initially priced at Term SOFR plus 0.95% based on Ventas Realty’s debt ratings.

Other Items

•During the first quarter of and subsequent to the second quarter of 2022, we received $34.0 million and $20.2 million, respectively, in grants in connection with our Phases 3 and 4 applications to the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our SHOP segment to partially mitigate losses attributable to COVID-19.

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of June 30, 2022	As of December 31, 2021
Investment mix by asset type (1):
Senior housing communities	66.6%	67.4%
MOBs	17.8	17.1
Life science, research and innovation centers	6.9	6.7
Health systems	4.9	5.0
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.5	1.5
Skilled nursing facilities (“SNFs”)	0.6	0.6
Secured loans receivable and investments, net	1.7	1.7
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria (2)	26.7%	27.0%
Sunrise	9.8	10.0
Brookdale Senior Living	7.7	7.8
Le Groupe Maurice	7.2	7.3
Ardent	5.3	4.7
Kindred	0.8	1.0
All other	42.5	42.2
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.
(2)Includes assets managed by Holiday, which was acquired by Atria in July 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operations mix by tenant and operator and business model:
Revenues (1):
SHOP	64.3%	58.5%	64.2%	58.4%
Brookdale Senior Living (2)	3.6	4.1	3.6	4.1
Kindred	3.3	3.4	3.3	3.4
Ardent	3.2	3.6	3.2	3.6
All others	25.6	30.4	25.7	30.5
Total	100.0%	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	33.8%	26.6%	35.5%	26.6%
Brookdale Senior Living (2)	8.4	8.8	8.1	8.8
Kindred	7.6	7.4	7.3	7.4
Ardent	7.3	7.9	7.0	7.9
All others	42.9	49.3	42.1	49.3
Total	100.0%	100.0%	100.0%	100.0%
Operations mix by geographic location (3):
California	14.4%	15.2%	14.4%	15.3%
New York	7.5	7.7	7.4	7.7
Texas	6.7	6.0	6.6	6.0
Pennsylvania	5.2	4.6	5.1	4.6
North Carolina	4.3	3.9	4.5	3.8
All others	61.9	62.6	62.0	62.6
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1)Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (including amounts related to assets classified as held for sale).
(2)Results exclude eight senior housing communities which are included in the SHOP reportable business segment.
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

Triple-Net Lease Performance and Expirations

Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the six months ended June 30, 2022, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Results of Operations

As of June 30, 2022, we operated through three reportable business segments: triple-net leased properties, SHOP and office operations. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on net operating income (“NOI”) and related measures. For further information regarding our reportable business segments and a discussion of our definition of NOI, see “Note 16 – Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Three Months Ended June 30, 2022 and 2021

The table below shows our results of operations for the three months ended June 30, 2022 and 2021 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2022	2021	$	%
NOI:
SHOP	$150,610	$111,139	$39,471	35.5%
Office operations	136,583	137,320	(737)	(0.5)
Triple-net leased properties	145,812	154,791	(8,979)	(5.8)
Non-segment	12,998	20,506	(7,508)	(36.6)
Total NOI	446,003	423,756	22,247	5.2
Interest and other income	1,166	585	581	99.3
Interest expense	(113,951)	(110,051)	(3,900)	(3.5)
Depreciation and amortization	(283,075)	(250,700)	(32,375)	(12.9)
General, administrative and professional fees	(32,915)	(30,588)	(2,327)	(7.6)
(Loss) gain on extinguishment of debt, net	(7)	74	(81)	(109.5)
Transaction expenses and deal costs	(13,078)	(721)	(12,357)	nm
Allowance on loans receivable and investments	62	59	3	5.1
Other	(48,116)	13,490	(61,606)	nm
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(43,911)	45,904	(89,815)	nm
(Loss) income from unconsolidated entities	(1,047)	4,767	(5,814)	(122.0)
(Loss) gain on real estate dispositions	(34)	41,258	(41,292)	(100.1)
Income tax benefit (expense)	3,790	(3,641)	7,431	nm
(Loss) income from continuing operations	(41,202)	88,288	(129,490)	(146.7)
Net (loss) income	(41,202)	88,288	(129,490)	(146.7)
Net income attributable to noncontrolling interests	1,214	1,897	683	36.0
Net (loss) income attributable to common stockholders	$(42,416)	$86,391	$(128,807)	(149.1)
______________________________
nm - not meaningful

NOI—Senior Housing Operating Portfolio

The following table summarizes results of operations in our SHOP reportable business segment, including assets sold or classified as held for sale as of June 30, 2022 (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2022	2021	$	%
NOI—SHOP:
Resident fees and services	$658,056	$535,952	$122,104	22.8%
Less: Property-level operating expenses	(507,446)	(424,813)	(82,633)	(19.5)
NOI	$150,610	$111,139	$39,471	35.5

	Number of Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Total communities	548	440	80.4%	77.4%	$4,391	$4,635

Resident fees and services include all amounts earned from residents at our senior housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Property-level operating expenses related to our SHOP reportable business segment include labor, food, utilities, marketing, management and other costs of operating the properties. For senior housing communities in our SHOP reportable business segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period. Average monthly revenue per occupied room reflects average resident fees and services per operator-reported occupied unit for the reporting period.

The NOI increase in our SHOP reportable business segment for the three months ended June 30, 2022 compared to the same period in 2021 was driven by acquisitions, primarily the acquisition of over 100 independent living communities from New Senior in September 2021 as well as an overall increase in occupancy and revenue per occupied room, partially offset by higher operating expenses, driven by macro inflationary impacts on labor, utilities and other operating expenses.

The following table compares results of operations for our 321 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—SHOP:
Resident fees and services	$485,098	$440,397	$44,701	10.2%
Less: Property-level operating expenses	(366,635)	(331,445)	(35,190)	(10.6)
NOI	$118,463	$108,952	$9,511	8.7

	Number of Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Same-store communities	321	321	83.7%	79.8%	$4,825	$4,594

The NOI increase in our same-store SHOP reportable business segment for the three months ended June 30, 2022 compared to the same period in 2021 was primarily driven by an increase in occupancy and revenue per occupied room, partially offset by higher operating expenses, driven by macro inflationary impacts on labor, utilities and other operating expenses.

NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2022 (dollars in thousands). For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended June 30,		(Decrease) Increase to NOI
	2022	2021	$	%
NOI—Office Operations:
Rental income	$199,241	$200,388	$(1,147)	(0.6)%
Office building and other services revenue	670	2,540	(1,870)	(73.6)
Total revenues	199,911	202,928	(3,017)	(1.5)
Less:
Property-level operating expenses	(63,328)	(64,950)	1,622	2.5
Office building and other services costs	—	(658)	658	100.0
NOI	$136,583	$137,320	$(737)	(0.5)

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Total office buildings	362	370	89.5%	89.5%	$36	$34

The NOI decrease in office operations reportable business segment for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to dispositions of non-core assets during 2021, partially offset by successful new leasing, sustained tenant retention, improved parking income and acquisitions subsequent to June 30, 2021.

The following table compares results of operations for our 331 same-store office buildings (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—Office Operations:
Rental income	$185,908	$180,049	$5,859	3.3%
Less: Property-level operating expenses	(58,953)	(57,107)	(1,846)	(3.2)
NOI	$126,955	$122,942	$4,013	3.3

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Same-store office buildings	331	331	91.6%	91.3%	$36	$35

The NOI increase in our same-store office operations reportable business segment for the three months ended June 30, 2022 compared to the same period in 2021 was primarily driven by strong retention, new leasing and favorable expense controls.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2022 (dollars in thousands):

	For the Three Months Ended June 30,		(Decrease) Increase to NOI
	2022	2021	$	%
NOI—Triple-Net Leased Properties:
Rental income	$149,397	$159,223	$(9,826)	(6.2)%
Less: Property-level operating expenses	(3,585)	(4,432)	847	19.1
NOI	$145,812	$154,791	$(8,979)	(5.8)

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

The NOI decrease in our triple-net leased properties for the three months ended June 30, 2022 compared to the same period in 2021 was primarily driven by rental income from communities that were transitioned to our senior housing operating portfolio or sold prior to the second quarter of 2022.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the first quarter of 2022 and 2021 related to the triple-net leased properties we owned at June 30, 2022 and 2021, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at June 30, 2022	Average Occupancy for the Three Months Ended March 31, 2022	Number of Properties Owned at June 30, 2021	Average Occupancy for the Three Months Ended March 31, 2021
Senior housing communities	260	74.9%	281	76.0%
SNFs	16	80.7	16	75.8
IRFs and LTACs	36	58.1	35	59.0

Declines in occupancy are primarily the result of COVID-19 impacts.

The following table compares results of operations for our 330 same-store triple-net leased properties (dollars in thousands):

	For the Three Months Ended June 30,		(Decrease) Increase to NOI
	2022	2021	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$147,406	$148,238	$(832)	(0.6)%
Less: Property-level operating expenses	(3,355)	(3,427)	72	2.1
NOI	$144,051	$144,811	$(760)	(0.5)

The decrease in NOI in our same-store triple-net leased portfolio for the three months ended June 30, 2022 compared to the same period in 2021 was primarily driven by lease resolutions after June 30, 2021 with several smaller senior housing triple-net tenants who were materially affected by COVID-19.

NOI—Non-Segment

Information provided for non-segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $7.5 million decrease in non-segment NOI for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to reduced interest income from a lower balance of loans receivable investments due to the redemption of Ardent’s senior notes and payoff of certain notes in 2021.

Company Results

Interest Expense

The $3.9 million increase in interest expense for the three months ended June 30, 2022 compared to the same period in 2021 was due to an increase of $4.9 million as a result of higher debt balances, offset by a decrease of $1.3 million due to a lower effective interest rate. Our weighted average effective interest rate was 3.54% and 3.58% for the three months ended June 30, 2022 and 2021, respectively. Capitalized interest was $2.7 million for both the three months ended June 30, 2022 and 2021.

Depreciation and Amortization

The $32.4 million increase in depreciation and amortization expense for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to $41.8 million of depreciation on assets acquired from New Senior, partially offset by a net decrease in impairments recognized in the second quarter of 2022 as compared to the same period in 2021.

General, Administrative and Professional Fees

The $2.3 million increase in general, administrative and professional fees for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to the return to a more normalized business environment and the inclusion of a portion of New Senior’s overhead.

(Loss) Gain on Extinguishment of Debt, Net

Loss on extinguishment of debt, net was relatively flat for the three months ended June 30, 2022 compared to the same period in 2021.

Transaction Expenses and Deal Costs

The $12.4 million increase in transaction expenses and deal costs for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to costs incurred in connection with stockholder relations matters.

Allowance on Loans Receivable and Investments

Allowance on loans receivable and investments was relatively flat for the three months ended June 30, 2022 compared to the same period in 2021.

Other

The $61.6 million increase in other expense for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase of $61.1 million in unrealized loss on stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020. As of June 30, 2022, the fair value of the stock warrants was $39.6 million, which was $11.5 million higher than the value at the grant date.

Loss (Income) from Unconsolidated Entities

The $5.8 million increase in loss from unconsolidated entities for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to our share of increased net loss from our unconsolidated entities.

(Loss) Gain on Real Estate Dispositions

The $41.3 million decrease in gain on real estate dispositions for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to the second quarter 2021 sale of one MOB for a gain of $41.3 million.

Income Tax Benefit (Expense)

The $3.8 million of income tax benefit for the three months ended June 30, 2022 was primarily due to operating losses at certain of our TRS entities and a net benefit for the unwind of certain tax credit structure during the first quarter of 2022. The $3.6 million of income tax expense for the three months ended June 30, 2021 was primarily due to a $2.8 million net deferred tax expense related to an internal restructuring of certain U.S. taxable REIT subsidiaries, and a $3.4 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom.

Six Months Ended June 30, 2022 and 2021

The table below shows our results of operations for the six months ended June 30, 2022 and 2021 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2022	2021	$	%
NOI:
SHOP	$326,201	$221,960	$104,241	47.0%
Office operations	274,557	272,555	2,002	0.7
Triple-net leased properties	293,365	309,851	(16,486)	(5.3)
Non-segment	24,864	42,122	(17,258)	(41.0)
Total NOI	918,987	846,488	72,499	8.6
Interest and other income	1,702	926	776	83.8
Interest expense	(224,745)	(220,818)	(3,927)	(1.8)
Depreciation and amortization	(572,139)	(564,848)	(7,291)	(1.3)
General, administrative and professional fees	(75,913)	(70,897)	(5,016)	(7.1)
Loss on extinguishment of debt, net	(7)	(27,016)	27,009	100.0
Transaction expenses and deal costs	(33,070)	(5,338)	(27,732)	nm
Allowance on loans receivable and investments	116	8,961	(8,845)	(98.7)
Other	(20,926)	22,918	(43,844)	nm
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(5,995)	(9,624)	3,629	37.7
(Loss) income from unconsolidated entities	(5,316)	4,517	(9,833)	nm
Gain on real estate dispositions	2,421	43,791	(41,370)	(94.5)
Income tax benefit (expense)	8,280	(5,794)	14,074	nm
(Loss) income from continuing operations	(610)	32,890	(33,500)	(101.9)
Net (loss) income	(610)	32,890	(33,500)	(101.9)
Net income attributable to noncontrolling interests	3,074	3,708	634	17.1
Net (loss) income attributable to common stockholders	$(3,684)	$29,182	$(32,866)	(112.6)
______________________________
nm - not meaningful

NOI—Senior Housing Operating Portfolio

The following table summarizes results of operations in our SHOP reportable business segment, including assets sold or classified as held for sale as of June 30, 2022 (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2022	2021	$	%
NOI—SHOP:
Resident fees and services	$1,309,177	$1,064,602	$244,575	23.0%
Less: Property-level operating expenses	(982,976)	(842,642)	(140,334)	(16.7)
NOI	$326,201	$221,960	$104,241	47.0

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Total communities	548	440	80.2%	76.8%	$4,382	$4,642

The NOI increase in our SHOP reportable business segment for the six months ended June 30, 2022 compared to the same period in 2021 was primarily driven by acquisitions, primarily the acquisition of over 100 independent living communities from New Senior in September 2021, an overall increase in occupancy and higher HHS grants received, which are reflected as a reduction in property-level operating expenses. During the first quarter of 2022 and 2021, HHS grants received reduced property-level operating expenses by $32.8 million and $13.6 million, respectively.

The following table compares results of operations for our 320 same-store SHOP communities (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—SHOP:
Resident fees and services	$960,473	$873,408	$87,065	10.0%
Less: Property-level operating expenses	(709,105)	(659,016)	(50,089)	(7.6)
NOI	$251,368	$214,392	$36,976	17.2

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Same-store communities	320	320	83.2%	79.2%	$4,851	$4,636

The NOI increase in our same-store SHOP reportable business segment for the six months ended June 30, 2022 compared to the same period in 2021 was primarily driven by an increase in occupancy and revenue per occupied room partially offset by higher operating expenses, driven by macro inflationary impacts on labor, utilities and other operating expenses. During the first quarter of 2022 and 2021, HHS grants received reduced property-level operating expenses by $21.1 million and $7.6 million, respectively.

NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2022 (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2022	2021	$	%
NOI—Office Operations:
Rental income	$399,781	$397,843	$1,938	0.5%
Office building and other services revenue	1,287	4,884	(3,597)	(73.6)
Total revenues	401,068	402,727	(1,659)	(0.4)
Less:
Property-level operating expenses	(126,511)	(128,896)	2,385	1.9
Office building and other services costs	—	(1,276)	1,276	100.0
NOI	$274,557	$272,555	$2,002	0.7

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Total office buildings	362	370	89.5%	89.5%	$36	$34

The NOI increase in our office operations reportable business segment for the six months ended June 30, 2022 compared to the same period in 2021 was primarily driven by strong retention, new leasing and favorable expense controls.

The following table compares results of operations for our 331 same-store office buildings (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—Office Operations:
Rental income	$373,489	$358,382	$15,107	4.2%
Less: Property-level operating expenses	(118,192)	(113,277)	(4,915)	(4.3)
NOI	$255,297	$245,105	$10,192	4.2

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Same-store office buildings	331	331	91.6%	91.3%	$36	$35

The NOI increase in our same-store office operations reportable business segment for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to strong retention, new leasing and favorable expense controls.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2022 (dollars in thousands):

	For the Six Months Ended June 30,		(Decrease) Increase to NOI
	2022	2021	$	%
NOI—Triple-Net Leased Properties:
Rental income	$300,958	$319,108	$(18,150)	(5.7)%
Less: Property-level operating expenses	(7,593)	(9,257)	1,664	18.0
NOI	$293,365	$309,851	$(16,486)	(5.3)

The NOI decrease in our triple-net leased properties for the six months ended June 30, 2022 compared to the same period in 2021 was primarily driven by a reduction in rental income from communities that were transitioned to our senior housing operating portfolio and sold prior to June 30, 2022, slightly offset by an acquisition in September 2021.

The following table compares results of operations for our 330 same-store triple-net leased properties (dollars in thousands):

	For the Six Months Ended June 30,		(Decrease) Increase to NOI
	2022	2021	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$296,687	$297,362	$(675)	(0.2)%
Less: Property-level operating expenses	(7,153)	(7,222)	69	1.0
NOI	$289,534	$290,140	$(606)	(0.2)

The NOI decrease in our same-store triple-net leased properties reportable business segment for the six months ended June 30, 2022 compared to the same period in 2021 was primarily driven by lease resolutions after June 30, 2021 with several smaller senior housing triple-net tenants who were materially affected by COVID-19.

NOI— Non-Segment

The $17.3 million decrease in non-segment NOI for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to reduced interest income from a lower balance of loans receivable investments due to the redemption of Ardent’s senior notes, payoff of certain notes and sale of marketable debt securities in 2021.

Company Results

Interest Expense

The $3.9 million increase in interest expense for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase of $8.0 million due to higher debt balances and an increase of $0.5 million due to higher capitalized interest, partially offset by a decrease of $5.1 million due to a lower effective interest rate. Our weighted average effective interest rate was 3.52% and 3.60% for the six months ended June 30, 2022 and 2021, respectively. Capitalized interest for the six months ended June 30, 2022 and 2021 was $5.2 million and $5.8 million, respectively.

Depreciation and Amortization

The $7.3 million increase in depreciation and amortization expense was primarily due to $83.7 million of depreciation on assets acquired from New Senior, partially offset by a net decrease in impairments recognized in 2022 as compared to 2021.

General, Administrative and Professional Fees

The $5.0 million increase in general, administrative and professional fees was primarily due to the return to a more normalized business environment and the inclusion of a portion of New Senior’s overhead, partially offset by lower compensation.

Loss on Extinguishment of Debt, Net

The $27.0 million decrease in loss on extinguishment of debt, net for the six months ended June 30, 2022 compared to the same period in 2021 was due to the make whole redemption of the $400.0 million aggregate principal amount of 3.10% senior notes due January 2023 during the first quarter of 2021.

Transaction Expenses and Deal Costs

The $27.7 million increase in transaction expenses and deal costs was primarily attributable to costs incurred in connection with stockholder relations matters.

Allowance on Loans Receivable and Investments

The $8.8 million change in allowance on loans receivable and investments was primarily due to the reversal of a previously recorded credit loss in the first quarter of 2021 as a result of successful collections.

Other

The $43.8 million increase in other expense was primarily due to an increase of $53.5 million in unrealized loss on the stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020, partially offset by $8.3 million of expenses relating to 2021 winter storms. As of June 30, 2022, the fair value of the stock warrants was $39.6 million, which was $11.5 million higher than the value at the grant date.

(Loss) Income from Unconsolidated Entities

The $9.8 million increase in loss from unconsolidated entities for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to our share of increased net loss from our unconsolidated entities.

Gain on Real Estate Dispositions

The $41.4 million decrease in gain on real estate dispositions was primarily due to the second quarter 2021 sale of one MOB for a gain of $41.3 million, partially offset by the first quarter 2022 sale of one vacant land parcel for a gain of $2.4 million.

Income Tax Benefit (Expense)

The $8.3 million of income tax benefit for the six months ended June 30, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. taxable REIT subsidiary. The $5.8 million of income tax expense for the same period in 2021 was primarily due to a $2.8 million net deferred tax expense related to an internal restructuring of certain U.S. taxable REIT subsidiaries, and a $3.4 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom.

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

Funds From Operations and Normalized Funds From Operations Attributable to Common Stockholders

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Funds From Operations attributable to common stockholders (“FFO”) and Normalized FFO to be appropriate supplemental measures of operating performance of an equity REIT. We believe that the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies. We believe that Normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies across periods on a consistent basis without having to account for differences caused by non-recurring items and other non-operational events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate property, including gain (or loss) on re-measurement of equity method investments and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests. Adjustments for unconsolidated entities and noncontrolling interests will be calculated to reflect FFO on the same basis. We define Normalized FFO as Nareit FFO excluding the following income and expense items, without duplication: (a) transaction expenses and deal costs, including transaction, integration and severance-related costs and expenses, and amortization of intangibles, in each case net of noncontrolling interests’ share of these items and including Ventas’ share of these items from unconsolidated entities; (b) the impact of expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan, derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income and non-cash charges related to leases; (d) the financial impact of contingent consideration; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other items related to unconsolidated entities; (g) net expenses or recoveries related to materially disruptive events; and (h) other items set forth in the Normalized FFO reconciliation included herein.

The following table summarizes our FFO and Normalized FFO for the three and six months ended June 30, 2022 and 2021 (dollars in thousands). The increase in Normalized FFO for the six months ended June 30, 2022 over the same period in 2021 is primarily due to increased net operating income at our senior housing communities as a result of improved occupancy, higher revenue per occupied room, acquisitions since the second quarter of 2021, including the acquisition of over 100 independent living communities from New Senior, and higher HHS grants received, partially offset by lower interest income on loan investments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(42,416)	$86,391	$(3,684)	$29,182
Adjustments:
Depreciation and amortization on real estate assets	282,313	249,527	570,416	562,397
Depreciation on real estate assets related to noncontrolling interests	(4,335)	(4,678)	(8,784)	(9,296)
Depreciation on real estate assets related to unconsolidated entities	7,621	4,615	14,886	8,633
Loss (gain) on real estate dispositions	34	(41,258)	(2,421)	(43,791)
(Loss) gain on real estate dispositions related to noncontrolling interests	—	(7)	17	(7)
Gain on real estate dispositions related to unconsolidated entities	(301)	—	(301)	—
Nareit FFO attributable to common stockholders	242,916	294,590	570,129	547,118
Adjustments:
Change in fair value of financial instruments	37,837	(23,211)	7,956	(44,219)
Non-cash income tax (benefit) expense	(5,379)	1,166	(11,184)	2,510
Loss (gain) on extinguishment of debt, net of noncontrolling interests and including Ventas’ share attributable to unconsolidated entities	7	(74)	7	27,016
Gain on transactions related to unconsolidated entities	—	(10)	(3)	(31)
Transaction expenses and deal costs, net of noncontrolling interests and including Ventas’ share attributable to unconsolidated entities	15,027	1,769	36,315	7,128
Amortization of other intangibles including Ventas’ share attributable to unconsolidated entities	268	116	536	233
Other items related to unconsolidated entities	(1,285)	43	(1,154)	143
Non-cash impact of changes to equity plan	(2,389)	(2,298)	4,817	6,443
Materially disruptive events, net including Ventas’ share attributable to unconsolidated entities	2,074	3,128	(1,635)	8,255
Allowance on loan investments, net of noncontrolling interests	(61)	(57)	(114)	(8,955)
Normalized FFO attributable to common stockholders	$289,015	$275,162	$605,670	$545,641

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(42,416)	$86,391	$(3,684)	$29,182
Adjustments:
Interest and other income	(1,166)	(585)	(1,702)	(926)
Interest expense	113,951	110,051	224,745	220,818
Depreciation and amortization	283,075	250,700	572,139	564,848
General, administrative and professional fees	32,915	30,588	75,913	70,897
Loss (gain) on extinguishment of debt, net	7	(74)	7	27,016
Transaction expenses and deal costs	13,078	721	33,070	5,338
Allowance on loans receivable and investments	(62)	(59)	(116)	(8,961)
Other	48,116	(13,490)	20,926	(22,918)
Net income attributable to noncontrolling interests	1,214	1,897	3,074	3,708
(Loss) income from unconsolidated entities	1,047	(4,767)	5,316	(4,517)
Income tax (benefit) expense	(3,790)	3,641	(8,280)	5,794
(Loss) gain on real estate dispositions	34	(41,258)	(2,421)	(43,791)
NOI	$446,003	$423,756	$918,987	$846,488

See “Results of Operations” for discussions regarding both NOI and same-store NOI. We define same-store as properties owned, consolidated and operational for the full period in both comparison periods and that are not otherwise excluded; provided, however, that we may include selected properties that otherwise meet the same-store criteria if they are included in substantially all of, but not a full, period for one or both of the comparison periods, and in our judgment such inclusion provides a more meaningful presentation of our segment performance.

Newly acquired development properties and recently developed or redeveloped properties in our SHOP reportable business segment will be included in same-store once they are stabilized for the full period in both periods presented. These properties are considered stabilized upon the earlier of (a) the achievement of 80% sustained occupancy or (b) 24 months from the date of acquisition or substantial completion of work. Recently developed or redeveloped properties in our office operations and triple-net leased properties reportable business segments will be included in same-store once substantial completion of work has occurred for the full period in both periods presented. Our senior housing operating portfolio and triple-net leased properties that have undergone operator or business model transitions will be included in same-store once operating under consistent operating structures for the full period in both periods presented.

Properties are excluded from same-store if they are: (i) sold, classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) impacted by materially disruptive events such as flood or fire; (iii) for SHOP, those properties that are currently undergoing a materially disruptive redevelopment; (iv) for our office operations and triple-net leased properties reportable business segments, those properties for which management has an intention to institute, or has instituted, a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, or maintain a market-competitive position and/or achieve property stabilization, most commonly as the result of an expected or actual material change in occupancy or NOI; or (v) for SHOP and triple-net leased properties reportable business segments, those properties that are scheduled to undergo operator or business model transitions, or have transitioned operators or business models after the start of the prior comparison period.

To eliminate the impact of exchange rate movements, all portfolio performance-based disclosures assume constant exchange rates across comparable periods, using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average exchange rate for the current period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility and commercial paper program, and proceeds from asset sales.

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the six months ended June 30, 2022, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. See “Note 10 – Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our significant debt activities.

While continuing decreased revenue and net operating income as a result of COVID-19 could lead to downgrades of our short- or long-term credit ratings and therefore adversely impact our cost of borrowing, we currently believe we will continue to have access to one or more debt markets during the duration of COVID-19 and could seek to enter into secured debt financings or issue debt and equity securities to satisfy our liquidity needs, although no assurances can be made in this regard.

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

As of June 30, 2022, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $45.6 million borrowings outstanding and an additional $25.0 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2022, we had $335.3 million in borrowings outstanding under our commercial paper program.

In June 2022, we entered into a Credit and Guaranty Agreement (the “New Credit Agreement”) with Ventas Realty, as borrower. The New Credit Agreement replaces Ventas Realty’s previous $200.0 million unsecured term loan priced at LIBOR plus 0.90% that matured in 2023 with a new $500.0 million unsecured term loan that matures in 2027 and is initially priced at Term SOFR plus 0.95% based on Ventas Realty’s debt ratings. The New Credit Agreement also includes an accordion feature that permits us to increase our aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of June 30, 2022, we had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

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

Equity Offerings

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. There were no issuances under the ATM program for the six months ended June 30, 2022. As of June 30, 2022, $1.0 billion aggregate gross sales price of shares of our common stock remains available for issuance under the ATM program.

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

Dividends

During the six months ended June 30, 2022, we declared a dividend of $0.45 per share of our common stock in each of the first and second quarter. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2022.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Six Months Ended June 30,		(Decrease) Increase to Cash
	2022	2021	$	%
Cash, cash equivalents and restricted cash at beginning of period	$196,597	$451,640	$(255,043)	(56.5)%
Net cash provided by operating activities	552,632	528,856	23,776	4.5
Net cash used in investing activities	(559,260)	(121,105)	(438,155)	nm
Net cash used in financing activities	(12,946)	(586,073)	573,127	97.8
Effect of foreign currency translation	(992)	1,450	(2,442)	nm
Cash, cash equivalents and restricted cash at end of period	$176,031	$274,768	$(98,737)	(35.9)
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $23.8 million during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increased net operating income at our senior housing communities as a result of improved occupancy, higher revenue per occupied room, HHS grants received and acquisitions including the acquisition of over 100 independent living communities from New Senior, partially offset by increased transaction expenses and deal costs primarily due to expenses relating to the stockholder relations matters in 2022.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $438.2 million during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increased acquisitions and decreased proceeds from real estate dispositions, partially offset by lower development project expenditures in 2022.

Cash Flows from Financing Activities

Cash flows from financing activities increased $573.1 million during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to incremental proceeds from our new $500.0 million unsecured term loan and decreased borrowings under our revolving credit facilities in 2022.

Capital Expenditures

The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time, we may fund the capital expenditures for our triple-net leased properties through loans or advances to the tenants, which may increase the amount of rent payable with respect to the properties in certain cases. We may also fund capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases. We also expect to fund capital expenditures related to our SHOP and office operations reportable business segments with the cash flows from the properties or through additional borrowings. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities.

To the extent that unanticipated capital expenditure needs arise or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of June 30, 2022, we had 15 properties under development pursuant to these agreements, including seven properties that are owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments In Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 10 – Senior Notes Payable And Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at June 30, 2022, we had $25.0 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

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

The following summarizes our guarantor and issuer balance sheet and statement of income information as of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands).

Balance Sheet Information

	As of June 30, 2022
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,795,253	$3,045,738
Total assets	17,888,438	3,154,422
Liabilities and equity
Intercompany loans	11,497,438	(3,842,175)
Total liabilities	11,721,239	4,170,108
Redeemable OP unitholder and noncontrolling interests	100,215	—
Total equity (deficit)	6,066,984	(1,015,686)
Total liabilities and equity	17,888,438	3,154,422

	As of December 31, 2021
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,448,874	$3,045,738
Total assets	17,561,305	3,156,840
Liabilities and equity
Intercompany loans	10,742,915	(3,563,060)
Total liabilities	10,972,521	4,097,362
Redeemable OP unitholder and noncontrolling interests	98,356	—
Total equity (deficit)	6,490,428	(940,522)
Total liabilities and equity	17,561,305	3,156,840

Statement of Income Information

	For the Six Months Ended June 30, 2022
	Guarantor	Issuer
Equity earnings in affiliates	$58,675	$—
Total revenues	62,243	74,213
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(2,591)	(81,160)
Net loss	(3,684)	(81,160)
Net loss attributable to common stockholders	(3,684)	(81,160)

	For the Year Ended December 31, 2021
	Guarantor	Issuer
Equity earnings in affiliates	$133,143	$—
Total revenues	137,348	158,255
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	49,694	(215,773)
Net income (loss)	49,008	(215,777)
Net income (loss) attributable to common stockholders	49,008	(215,777)

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

We are exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility, commercial paper program and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and available for sale securities. These market risks result primarily from changes in benchmark interest rates. To manage these risks, we continuously monitor our level of variable rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.

As of June 30, 2022 and December 31, 2021, the fair value of our secured and non-mortgage loans receivable, based on our estimates of current prevailing rates for comparable loans, was $482.1 million and $498.0 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of June 30, 2022	As of December 31, 2021
Gross book value	$10,993,221	$10,990,982
Fair value	10,437,308	11,766,336
Fair value reflecting change in interest rates:
-100 basis points	10,941,891	12,437,306
+100 basis points	9,975,805	11,164,150

Our fixed rate debt was relatively flat from December 31, 2021 to June 30, 2022.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30, 2022	As of December 31, 2021	As of June 30, 2021
Balance:
Fixed rate:
Senior notes	$8,701,295	$8,729,102	$8,498,317
Unsecured term loans	200,000	200,000	200,000
Mortgage loans and other	2,091,926	2,061,880	1,561,534
Subtotal fixed rate	10,993,221	10,990,982	10,259,851
Variable rate:
Senior notes	—	—	242,053
Unsecured revolving credit facility	45,594	56,448	46,324
Unsecured term loans	688,440	395,757	403,421
Commercial paper notes	335,300	280,000	170,000
Secured revolving construction credit facility	—	—	43,908
Mortgage loans and other	330,940	369,951	684,997
Subtotal variable rate	1,400,274	1,102,156	1,590,703
Total	$12,393,495	$12,093,138	$11,850,554
Percentage of total debt:
Fixed rate:
Senior notes	70.2%	72.1%	71.7%
Unsecured term loans	1.6	1.7	1.7
Mortgage loans and other	16.9	17.0	13.2
Variable rate:
Senior notes	—	—	2.0
Unsecured revolving credit facility	0.4	0.5	0.4
Unsecured term loans	5.6	3.3	3.4
Commercial paper notes	2.7	2.3	1.4
Secured revolving construction credit facility	—	—	0.4
Mortgage loans and other	2.6	3.1	5.8
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.8%
Unsecured term loans	3.6	3.6	3.6
Mortgage loans and other	3.6	3.6	3.5
Variable rate:
Senior notes	—	—	1.0
Unsecured revolving credit facility	2.3	1.1	1.0
Unsecured term loans	2.8	1.4	1.3
Commercial paper notes	1.9	0.3	0.2
Secured revolving construction credit facility	—	—	1.8
Mortgage loans and other	2.7	1.7	1.9
Total	3.5	3.4	3.4

The variable rate debt in the table above reflects, in part, the effect of $145.5 million notional amount of interest rate swaps maturing on March 2027, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $301.7 million and C$270.9 million notional amount of interest rate swaps with maturities ranging from January 2023 to April 2031 in each case that effectively convert variable rate debt to fixed rate debt.

The increase in our outstanding variable rate debt at June 30, 2022 compared to December 31, 2021 is primarily attributable to borrowings under our unsecured term loan and commercial paper program, partially offset by payoffs of mortgage loans.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of June 30, 2022, interest expense on an annualized basis would increase by approximately $13.8 million, or $0.03 per diluted common share.

As of June 30, 2022 and December 31, 2021, our joint venture partners’ aggregate share of total debt was $271.4 million and $278.0 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated real estate entities, which was $424.6 million and $338.1 million as of June 30, 2022 and December 31, 2021, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2022 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the three and six months ended June 30, 2022 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the second quarter of 2022 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In the second quarter of 2022, there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2021 Annual Report and Part II, Item 1A. “Risk Factors” of our first quarter Form 10-Q. However, the risks and uncertainties that we face are not limited to those set forth in the 2021 Annual Report and first quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended June 30, 2022.

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30	93	$55.55	—	—
May 1 through May 31	101	56.74	—	—
June 1 through June 30	171	56.71	—	—
Total	365	$56.42	—	—
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

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document
10.1	Ventas, Inc. 2022 Incentive Plan
10.2
Credit and Guaranty Agreement, dated as of June 27, 2022, among Ventas Realty, Limited Partnership, a Delaware limited partnership, as borrower, Ventas, Inc., a Delaware corporation, as guarantor, the lending institutions party thereto from time to time, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 30, 2022.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 5, 2022

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer