Form 10-Q
period 2022-09-30
Ventas, Inc.
filed 2022-11-04
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 1, 2022, there were 399,717,985 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of September 30, 2022	As of December 31, 2021
Assets
Real estate investments:
Land and improvements	$2,421,114	$2,432,065
Buildings and improvements	25,975,744	25,778,490
Construction in progress	258,281	269,315
Acquired lease intangibles	1,341,483	1,369,747
Operating lease assets	312,902	317,858
	30,309,524	30,167,475
Accumulated depreciation and amortization	(9,031,591)	(8,350,637)
Net real estate property	21,277,933	21,816,838
Secured loans receivable and investments, net	529,317	530,126
Investments in unconsolidated real estate entities	547,766	523,465
Net real estate investments	22,355,016	22,870,429
Cash and cash equivalents	145,146	149,725
Escrow deposits and restricted cash	50,492	46,872
Goodwill	1,043,289	1,046,140
Assets held for sale	99,450	28,399
Deferred income tax assets, net	13,614	11,152
Other assets	593,404	565,069
Total assets	$24,300,411	$24,717,786
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,210,984	$12,027,544
Accrued interest	92,663	106,602
Operating lease liabilities	191,880	197,234
Accounts payable and other liabilities	1,063,969	1,090,254
Liabilities related to assets held for sale	9,491	10,850
Deferred income tax liabilities	40,717	59,259
Total liabilities	13,609,704	13,491,743
Redeemable OP unitholder and noncontrolling interests	258,795	280,283
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 399,725 and 399,420 shares issued at September 30, 2022 and December 31, 2021, respectively	99,914	99,838
Capital in excess of par value	15,533,203	15,498,956
Accumulated other comprehensive loss	(47,309)	(64,520)
Retained earnings (deficit)	(5,223,902)	(4,679,889)
Treasury stock, 10 and 0 shares issued at September 30, 2022 and December 31, 2021, respectively	(547)	—
Total Ventas stockholders’ equity	10,361,359	10,854,385
Noncontrolling interests	70,553	91,375
Total equity	10,431,912	10,945,760
Total liabilities and equity	$24,300,411	$24,717,786
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental income:
Triple-net leased	$150,115	$181,379	$451,073	$500,487
Office	200,867	201,673	600,648	599,516
	350,982	383,052	1,051,721	1,100,003
Resident fees and services	668,583	558,039	1,977,760	1,622,641
Office building and other services revenue	4,550	5,841	12,825	16,172
Income from loans and investments	12,672	28,729	33,271	65,404
Interest and other income	489	417	2,191	1,343
Total revenues	1,037,276	976,078	3,077,768	2,805,563
Expenses
Interest	119,413	108,816	344,158	329,634
Depreciation and amortization	301,481	313,596	873,620	878,444
Property-level operating expenses:
Senior housing	499,972	453,659	1,482,948	1,296,301
Office	66,098	66,401	192,609	195,297
Triple-net leased	3,756	3,268	11,349	12,525
	569,826	523,328	1,686,906	1,504,123
Office building and other services costs	1,750	522	4,473	1,798
General, administrative and professional fees	35,421	30,259	111,334	101,156
Loss on extinguishment of debt, net	574	29,792	581	56,808
Transaction expenses and deal costs	4,782	22,662	37,852	28,000
Allowance on loans receivable and investments	(63)	(60)	(179)	(9,021)
Other	9,162	33,673	30,088	10,755
Total expenses	1,042,346	1,062,588	3,088,833	2,901,697
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(5,070)	(86,510)	(11,065)	(96,134)
Income (loss) from unconsolidated entities	1,970	2,772	(3,346)	7,289
Gain on real estate dispositions	136	150,292	2,557	194,083
Income tax benefit (expense)	6,027	(3,780)	14,307	(9,574)
Income from continuing operations	3,063	62,774	2,453	95,664
Net income	3,063	62,774	2,453	95,664
Net income attributable to noncontrolling interests	1,807	2,094	4,881	5,802
Net income (loss) attributable to common stockholders	$1,256	$60,680	$(2,428)	$89,862
Earnings per common share
Basic:
Income from continuing operations	$0.01	$0.16	$0.01	$0.25
Net income (loss) attributable to common stockholders	0.00	0.16	(0.01)	0.24
Diluted:[1]
Income from continuing operations	$0.01	$0.16	$0.01	$0.25
Net income (loss) attributable to common stockholders	0.00	0.16	(0.01)	0.24
1 Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$3,063	$62,774	$2,453	$95,664
Other comprehensive income (loss):
Foreign currency translation loss	(3,685)	(2,763)	(24,427)	(3,795)
Unrealized loss on available for sale securities	(1,252)	(13,638)	(3,371)	(20,918)
Unrealized gain on derivative instruments	7,870	4,578	41,013	13,389
Total other comprehensive income (loss)	2,933	(11,823)	13,215	(11,324)
Comprehensive income	5,996	50,951	15,668	84,340
Comprehensive (loss) income attributable to noncontrolling interests	(4,308)	(418)	885	7,724
Comprehensive income attributable to common stockholders	$10,304	$51,369	$14,783	$76,616

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2022 and 2021
(In thousands, except per share amounts, unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2022	$99,913	$15,514,015	$(56,355)	$(5,044,569)	$(408)	$10,512,596	$90,798	$10,603,394
Net income	—	—	—	1,256	—	1,256	1,807	3,063
Other comprehensive income (loss)	—	—	9,046	—	—	9,046	(6,113)	2,933
Net change in noncontrolling interests	—	(14,645)	—	—	—	(14,645)	(15,939)	(30,584)
Dividends to common stockholders—$0.45 per share	—	—	—	(180,589)	—	(180,589)	—	(180,589)
Issuance of common stock for stock plans, restricted stock grants and other	1	6,101	—	—	(139)	5,963	—	5,963
Adjust redeemable OP unitholder interests to current fair value	—	27,746	—	—	—	27,746	—	27,746
Redemption of OP Units	—	(14)	—	—	—	(14)	—	(14)
Balance at September 30, 2022	$99,914	$15,533,203	$(47,309)	$(5,223,902)	$(547)	$10,361,359	$70,553	$10,431,912

Balance at July 1, 2021	$93,784	$14,187,577	$(58,290)	$(4,340,052)	$(320)	$9,882,699	$101,205	$9,983,904
Net income	—	—	—	60,680	—	60,680	2,094	62,774
Other comprehensive loss	—	—	(9,311)	—	—	(9,311)	(2,512)	(11,823)
Acquisition-related activity	3,332	747,916	—	—	—	751,248	—	751,248
Net change in noncontrolling interests	—	(41,248)	—	—	—	(41,248)	(10,358)	(51,606)
Dividends to common stockholders—$0.45 per share	—	—	—	(180,258)	—	(180,258)	—	(180,258)
Issuance of common stock for stock plans, restricted stock grants and other	2,661	606,620	—	—	204	609,485	—	609,485
Adjust redeemable OP unitholder interests to current fair value	—	3,386	—	—	—	3,386	—	3,386
Redemption of OP Units	—	(41)	—	—	76	35	—	35
Balance at September 30, 2021	$99,777	$15,504,210	$(67,601)	$(4,459,630)	$(40)	$11,076,716	$90,429	$11,167,145

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(In thousands, except per share amounts, unaudited)

2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$99,838	$15,498,956	$(64,520)	$(4,679,889)	$—	$10,854,385	$91,375	$10,945,760
Net (loss) income	—	—	—	(2,428)	—	(2,428)	4,881	2,453
Other comprehensive income (loss)	—	—	17,211	—	—	17,211	(3,996)	13,215
Net change in noncontrolling interests	—	(21,166)	—	—	—	(21,166)	(21,707)	(42,873)
Dividends to common stockholders—$1.35 per share	—	—	—	(541,585)	—	(541,585)	—	(541,585)
Issuance of common stock for stock plans, restricted stock grants and other	76	31,273	—	—	(547)	30,802	—	30,802
Adjust redeemable OP unitholder interests to current fair value	—	24,154	—	—	—	24,154	—	24,154
Redemption of OP Units	—	(14)	—	—	—	(14)	—	(14)
Balance at September 30, 2022	$99,914	$15,533,203	$(47,309)	$(5,223,902)	$(547)	$10,361,359	$70,553	$10,431,912

Balance at January 1, 2021	$93,635	$14,171,262	$(54,354)	$(4,030,376)	$—	$10,180,167	$98,024	$10,278,191
Net income	—	—	—	89,862	—	89,862	5,802	95,664
Other comprehensive (loss) income	—	—	(13,247)	—	—	(13,247)	1,923	(11,324)
Acquisition-related activity	3,332	747,916	—	—	—	751,248	—	751,248
Net change in noncontrolling interests	—	(35,009)	—	—	—	(35,009)	(15,320)	(50,329)
Dividends to common stockholders—$1.35 per share	—	—	—	(519,116)	—	(519,116)	—	(519,116)
Issuance of common stock for stock plans, restricted stock grants and other	2,810	642,054	—	—	(116)	644,748	—	644,748
Adjust redeemable OP unitholder interests to current fair value	—	(21,953)	—	—	—	(21,953)	—	(21,953)
Redemption of OP Units	—	(60)	—	—	76	16	—	16
Balance at September 30, 2021	$99,777	$15,504,210	$(67,601)	$(4,459,630)	$(40)	$11,076,716	$90,429	$11,167,145

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,453	$95,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	873,620	878,444
Amortization of deferred revenue and lease intangibles, net	(48,462)	(71,620)
Other non-cash amortization	9,483	14,686
Allowance on loans receivable and investments	(179)	(9,021)
Stock-based compensation	28,786	26,165
Straight-lining of rental income	(10,131)	(10,166)
Loss on extinguishment of debt, net	581	56,808
Gain on real estate dispositions	(2,557)	(194,083)
Gain on real estate loan investments	—	(2,006)
Income tax (benefit) expense	(16,961)	4,656
Loss (income) and other from unconsolidated entities	3,352	(7,279)
Distributions from unconsolidated entities	15,467	9,466
Other	36,422	(830)
Changes in operating assets and liabilities:
Increase in other assets	(53,433)	(49,051)
Decrease in accrued interest	(12,772)	(22,414)
Increase in accounts payable and other liabilities	27,241	40,896
Net cash provided by operating activities	852,910	760,315
Cash flows from investing activities:
Net investment in real estate property	(439,299)	(1,103,210)
Investment in loans receivable	(5,337)	(384)
Proceeds from real estate disposals	12,481	497,303
Proceeds from loans receivable	692	302,700
Development project expenditures	(126,988)	(204,649)
Capital expenditures	(154,761)	(119,311)
Distributions from unconsolidated entities	28,311	17,847
Investment in unconsolidated entities	(50,402)	(107,140)
Insurance proceeds for property damage claims	9,982	501
Net cash used in investing activities	(725,321)	(716,343)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(19,442)	(144,065)
Net change in borrowings under commercial paper program	97,066	369,943
Proceeds from debt	888,927	914,879
Repayment of debt	(513,606)	(1,499,036)
Purchase of noncontrolling interests	(170)	(11,485)
Payment of deferred financing costs	(7,664)	(23,608)
Issuance of common stock, net	—	617,438
Cash distribution to common stockholders	(540,205)	(506,972)
Cash distribution to redeemable OP unitholders	(4,732)	(5,400)
Cash issued for redemption of OP Units	(328)	(96)
Contributions from noncontrolling interests	51	35
Distributions to noncontrolling interests	(27,152)	(11,785)
Proceeds from stock option exercises	8,691	5,668
Other	(6,392)	(5,128)
Net cash used in financing activities	(124,956)	(299,612)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,633	(255,640)
Effect of foreign currency translation	(3,592)	522
Cash, cash equivalents and restricted cash at beginning of period	196,597	451,640
Cash, cash equivalents and restricted cash at end of period	$195,638	$196,522

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$16,599	$1,317,617
Other assets	856	16,132
Debt	—	484,073
Other liabilities	7,747	97,960
Deferred income tax liability	960	—
Noncontrolling interests	3,351	468
Equity issued	—	751,248
Equity issued for redemption of OP Units	—	76
Investment in unconsolidated entities	8,100	—

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of September 30, 2022, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

As of September 30, 2022, we leased a total of 331 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties and 29 properties, respectively, as of September 30, 2022.

As of September 30, 2022, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 558 senior housing communities for us.

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

Continuing Impact of and Response to COVID-19 and Its Extended Consequences

During fiscal 2020 and 2021 and continuing into fiscal 2022, our business has been and is expected to continue to be impacted by COVID-19 and its extended consequences.

Accounting Considerations. We have not identified COVID-19, on its own, as a “triggering event” for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of September 30, 2022, we considered the effect of COVID-19 on certain of our assets and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. For both the nine months ended September 30, 2022 and 2021, we recognized no COVID-19 related charges in our Consolidated Statements of Income.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We received $20.2 million and $54.2 million during the three and nine months ended September 30, 2022, respectively, as compared to zero and $13.6 million during the three and nine months ended September 30, 2021, respectively. We recognized these grants within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received.

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

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

We have separately identified certain special purpose entities that were established to allow investments in life science, research and innovation projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs, we are a holder of variable interests and we are the primary beneficiary of the VIEs, and therefore, we consolidate these special purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to, the rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.

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

	As of September 30, 2022		As of December 31, 2021
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$750,667	$259,720	$749,834	$251,352
Other identified VIEs	3,616,590	1,489,250	3,805,567	1,552,237
Tax credit VIEs	260,742	38,525	458,953	103,992

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008, to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate NHP/PMB as a VIE. As of September 30, 2022, third party investors owned 3.9 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 34% of the total units then outstanding, and we owned 7.5 million Class B limited partnership units in NHP/PMB, representing the remaining 66%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

The OP Units are classified outside of permanent equity on our Consolidated Balance Sheets because they may be redeemed by third parties under circumstances that are outside of our control. We reflect the OP Units at the greater of cost or redemption value. As of September 30, 2022 and December 31, 2021, the fair value of the OP Units was $152.9 million and $182.1 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at September 30, 2022 and December 31, 2021. We record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value on our Consolidated Balance Sheets.

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

Accounting for Historic and New Markets Tax Credits

For certain of our life science, research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”) or both. As of September 30, 2022, we owned four properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science, research and innovation centers’ (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2022 and December 31, 2021, this cumulative excess totaled $182.3 million and $176.9 million, respectively (excluding properties classified as held for sale).

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2022, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 26.7%, 9.8%, 7.8%, 5.3% and 0.8%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2022). Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale Senior Living, Ardent and Kindred.

Based on gross book value, approximately 12.6% and 53.8% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and SHOP reportable business segments, respectively (excluding properties classified as held for sale as of September 30, 2022). MOBs, life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 33.6%. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of September 30, 2022, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“NOI”) for the three months then ended. NOI is defined as total revenues, less interest and other income, property-level operating expenses and office building and other services costs. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Leased Properties

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI. The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Three Months Ended September 30,
	2022	2021
Revenues (1):
Brookdale Senior Living	3.6%	3.8%
Ardent	3.1	3.3
Kindred	3.3	3.4
NOI (2):
Brookdale Senior Living	8.0%	8.2%
Ardent	7.0	7.1
Kindred	7.4	7.4
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2021, Kindred Healthcare, LLC was acquired and began operating under a new healthcare system called ScionHealth. As of September 30, 2022, we leased 29 LTACs to Kindred pursuant to a master lease agreement. Pursuant to the master lease, the 29 LTACs are divided into two renewal groups. The first renewal group is composed of 6 LTACs (“Group 1”) and the second renewal group is composed of 23 LTACs (“Group 2”). In the second quarter of 2022, we and Kindred amended the master lease to, among other things, extend the lease term of Group 1 through April 30, 2028. The lease term for Group 2 ends on April 30, 2025. Although Kindred has the right to renew each of Group 1 and Group 2 for additional lease terms, we cannot assure you that Kindred will exercise any renewal options for either pool, or if the lease term is renewed, amended or extended, the terms thereof.

Senior Housing Operating Portfolio

As of September 30, 2022, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 347 of our 549 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

On July 30, 2021, Atria acquired the management services division of Holiday, which at the time managed a pool of 26 communities for Ventas. As of September 30, 2022, Atria and its subsidiaries, including Holiday, managed a pool of 255 senior housing communities for Ventas. Ventas has the ongoing right to terminate the management contract for 91 of the communities with short term notice.

As of September 30, 2022, Sunrise managed a pool of 96 senior housing communities for Ventas. Subsequent to March 31, 2022, Ventas and Sunrise Senior Living entered into a revised management agreement for 92 communities with a term expiring May 31, 2035. Under the new management agreement, Sunrise will receive a management fee based on a percentage of revenue and net operating income generated by the applicable communities. Sunrise is also entitled to certain incentive fees if specified performance targets are met. Ventas has the right to freely terminate the management agreement as to all communities if certain performance metrics are not met and may freely terminate the management agreement as to certain specified communities at any time. In addition, Ventas may also terminate the management agreement as it relates to three communities per year subject to the payment of a fee and an aggregate cap on such terminations over the term of the agreement.

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

2022 Acquisitions

During the nine months ended September 30, 2022, we acquired 18 MOBs leased to affiliates of Ardent, one behavioral health center and one research and innovation center, all of which are reported within our office operations segment, and two senior housing communities, which are reported within our SHOP segment, for an aggregate purchase price of $445.9 million.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—DISPOSITIONS AND IMPAIRMENTS

2022 Activity

During the nine months ended September 30, 2022, we sold one vacant land parcel and one vacant office building for aggregate consideration of $12.5 million and recognized a net gain on the sales of these assets of $2.6 million.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale, including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties (dollars in thousands):

	As of September 30, 2022			As of December 31, 2021
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
Triple-net leased properties	1	$62,463	$1,456	—	$—	$—
SHOP	6	33,754	6,057	2	24,964	9,321
Office operations	2	3,233	1,978	2	3,435	1,529
Total	9	$99,450	$9,491	4	$28,399	$10,850

Real Estate Impairment

We recognized impairments of $28.1 million and $75.9 million for the three months ended September 30, 2022 and 2021, respectively, and $55.0 million and $173.0 million for the nine months ended September 30, 2022 and 2021, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily the result of a change in our intent to hold or a change in the expected future cash flows of the impaired assets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of September 30, 2022 and December 31, 2021, we had $553.6 million and $549.2 million, respectively, of net loans receivable and investments relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments (dollars in thousands):

	Amortized Cost	Allowance	Unrealized (Loss) Gain	Carrying Amount	Fair Value
As of September 30, 2022:
Secured/mortgage loans and other, net (1)	$488,515	$—	$—	$488,515	$451,781
Government-sponsored pooled loan investments, net (1)	42,335	—	(1,533)	40,802	40,802
Total investments reported as secured loans receivable and investments, net	530,850	—	(1,533)	529,317	492,583
Non-mortgage loans receivable, net (2)	28,942	(4,685)	—	24,257	23,366
Marketable debt securities (3)	—	—	—	—	—
Total loans receivable and investments, net	$559,792	$(4,685)	$(1,533)	$553,574	$515,949

As of December 31, 2021:
Secured/mortgage loans and other, net (1)	$488,913	$—	$—	$488,913	$478,931
Government-sponsored pooled loan investments, net (1)	39,376	—	1,836	41,213	41,213
Total investments reported as secured loans receivable and investments, net	528,289	—	1,836	530,126	520,144
Non-mortgage loans receivable, net (2)	24,418	(5,394)	—	19,024	19,039
Total loans receivable and investments, net	$552,707	$(5,394)	$1,836	$549,150	$539,183
______________________________
(1)Includes a $486.1 million cash-pay mezzanine loan priced at LIBOR + 6.42% and secured by a diverse pool of medical office, senior housing, skilled nursing and other healthcare assets. The loan has a scheduled maturity in June 2023, subject to the borrower’s right to extend for one year, provided certain conditions are met. The loan is currently prepayable in whole or in part subject to satisfaction of certain financial and non-financial terms and conditions. Other included investments have contractual maturities in 2023.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a summary of our investments in unconsolidated real estate entities as of September 30, 2022 and December 31, 2021, respectively (dollars in thousands):

	Ownership as of (1)		Carrying Amount as of
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Investment in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	20.0%	21.1%	$258,540	$267,475
Pension Fund Joint Venture	22.9%	22.9%	26,422	29,192
Research & Innovation Development Joint Venture	51.5%	51.0%	261,725	221,363
Ventas Investment Management Platform			546,687	518,030
All other (2)	34.0%-38.0%	34.0%-50.0%	1,079	5,435
Total investments in unconsolidated real estate entities			$547,766	$523,465
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

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $4.2 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively, and $11.5 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively. Such amounts are included in office building and other services revenue in our Consolidated Statements of Income.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of September 30, 2022		As of December 31, 2021
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$129,023	5.5	$129,121	5.9
In-place and other lease intangibles (2)	1,212,460	7.7	1,240,626	7.2
Goodwill	1,043,289	N/A	1,046,140	N/A
Other intangibles (2)	34,372	5.8	34,517	6.5
Accumulated amortization	(1,024,659)	N/A	(944,403)	N/A
Net intangible assets	$1,394,485	7.5	$1,506,001	7.1
Intangible liabilities:
Below-market lease intangibles (1)	$334,333	8.7	$334,365	9.7
Other lease intangibles	13,498	N/A	13,608	N/A
Accumulated amortization	(255,544)	N/A	(244,975)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$95,855	8.7	$106,566	9.7
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

NOTE 9—OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of September 30, 2022	As of December 31, 2021
Straight-line rent receivables	$182,251	$176,877
Non-mortgage loans receivable, net	24,257	19,024
Stock warrants	38,187	48,884
Other intangibles, net	6,585	7,270
Investment in unconsolidated operating entities	58,399	73,602
Other	283,725	239,412
Total other assets	$593,404	$565,069

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of September 30, 2022	As of December 31, 2021
Unsecured revolving credit facility (1)	$31,057	$56,448
Commercial paper notes	377,400	280,000
Unsecured term loan due 2023	—	200,000
2.55% Senior Notes, Series D due 2023 (2)	198,901	217,667
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	180,819	197,879
2.80% Senior Notes, Series E due 2024 (2)	433,965	474,909
Unsecured term loan due 2025 (2)	361,637	395,757
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due 2027	500,000	—
2.45% Senior Notes, Series G due 2027 (2)	343,556	375,970
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	216,982	237,454
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,406,990	2,431,831
Total	12,276,530	12,093,138
Deferred financing costs, net	(65,663)	(69,925)
Unamortized fair value adjustment	25,745	32,888
Unamortized discounts	(25,628)	(28,557)
Senior notes payable and other debt	$12,210,984	$12,027,544
______________________________
(1)As of September 30, 2022 and December 31, 2021, respectively, $10.8 million and $30.9 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $20.2 million and $25.6 million were denominated in British pounds as of September 30, 2022 and December 31, 2021, respectively.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facilities, Commercial Paper and Unsecured Term Loans

We have a $2.75 billion unsecured revolving credit facility initially priced at LIBOR plus 0.825% based on the Company’s debt rating. The unsecured revolving credit facility matures in January 2025, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of September 30, 2022, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $31.1 million borrowings outstanding and an additional $15.6 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2022, we had $377.4 million in borrowings outstanding under our commercial paper program.

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

As of September 30, 2022, we had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

As of September 30, 2022, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
2022	$95,179	$377,400	$13,047	$485,626
2023	460,768	—	42,519	503,287
2024	1,611,331	—	37,698	1,649,029
2025	2,007,873	31,057	32,105	2,071,035
2026	1,048,586	—	25,453	1,074,039
Thereafter	6,348,949	—	144,565	6,493,514
Total maturities	$11,572,686	$408,457	$295,387	$12,276,530
______________________________
(1)At September 30, 2022, we had $263.3 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $145.1 million of unrestricted cash and cash equivalents.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows (dollars in thousands):

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$145,146	$145,146	$149,725	$149,725
Escrow deposits and restricted cash	50,492	50,492	46,872	46,872
Stock warrants	38,187	38,187	48,884	48,884
Secured mortgage loans and other, net	488,515	451,781	488,913	478,931
Non-mortgage loans receivable, net (1)	24,257	23,366	19,024	19,039
Government-sponsored pooled loan investments, net	40,802	40,802	41,213	41,213
Derivative instruments (1)	26,477	26,477	1,128	1,128
Liabilities:
Senior notes payable and other debt, gross	12,276,530	11,353,545	12,093,138	12,891,937
Derivative instruments (2)	—	—	12,290	12,290
Redeemable OP Units	152,886	152,886	182,112	182,112
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. There were no issuances under the ATM program for the nine months ended September 30, 2022. As of September 30, 2022, $1.0 billion aggregate gross sales price of shares of our common stock remains available for issuance under the ATM program.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of September 30, 2022	As of December 31, 2021
Foreign currency translation loss	$(70,858)	$(56,227)
Unrealized (loss) gain on available for sale securities	(1,533)	1,836
Unrealized gain (loss) on derivative instruments	25,082	(10,129)
Total accumulated other comprehensive loss	$(47,309)	$(64,520)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Income from continuing operations	$3,063	$62,774	$2,453	$95,664
Net income	3,063	62,774	2,453	95,664
Net income attributable to noncontrolling interests	1,807	2,094	4,881	5,802
Net income (loss) attributable to common stockholders	$1,256	$60,680	$(2,428)	$89,862
Denominator:
Denominator for basic earnings per share—weighted average shares	399,646	381,996	399,513	377,271
Effect of dilutive securities:
Stock options	—	72	11	45
Restricted stock awards	381	404	390	340
OP unitholder interests	3,516	3,051	3,517	2,987
Denominator for diluted earnings per share—adjusted weighted average shares	403,543	385,523	403,431	380,643
Basic earnings per share:
Income from continuing operations	$0.01	$0.16	$0.01	$0.25
Net income (loss) attributable to common stockholders	0.00	0.16	(0.01)	0.24
Diluted earnings per share: (1)
Income from continuing operations	$0.01	$0.16	$0.01	$0.25
Net income (loss) attributable to common stockholders	0.00	0.16	(0.01)	0.24
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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the nine months ended September 30, 2022, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended September 30, 2022 and 2021 was a benefit of $6.0 million and an expense of $3.8 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2022 and 2021 was a benefit of $14.3 million and an expense of $9.6 million, respectively. The income tax benefit for the three and nine months ended September 30, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. taxable REIT subsidiary. The income tax expense for the three months ended September 30, 2021 was primarily due to a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities. The income tax expense for the nine months ended September 30, 2021 was primarily due to a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities, a $2.9 million net deferred tax expense related to an internal restructuring of certain U.S. taxable REIT subsidiaries, and a $3.4 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $40.7 million and $59.3 million as of September 30, 2022 and December 31, 2021, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $13.6 million and $11.2 million as of September 30, 2022 and December 31, 2021, respectively, and related primarily to loss carryforwards.

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

NOTE 16—SEGMENT INFORMATION

As of September 30, 2022, we operated through three reportable business segments: triple-net leased properties, SHOP and office operations. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Three Months Ended September 30, 2022
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$200,867	$150,115	$—	$350,982
Resident fees and services	668,583	—	—	—	668,583
Office building and other services revenue	—	547	—	4,003	4,550
Income from loans and investments	—	—	—	12,672	12,672
Interest and other income	—	—	—	489	489
Total revenues	$668,583	$201,414	$150,115	$17,164	$1,037,276

Total revenues	$668,583	$201,414	$150,115	$17,164	$1,037,276
Less:
Interest and other income	—	—	—	489	489
Property-level operating expenses	499,972	66,098	3,756	—	569,826
Office building and other services costs	—	—	—	1,750	1,750
NOI	$168,611	$135,316	$146,359	$14,925	465,211
Interest and other income					489
Interest expense					(119,413)
Depreciation and amortization					(301,481)
General, administrative and professional fees					(35,421)
Loss on extinguishment of debt, net					(574)
Transaction expenses and deal costs					(4,782)
Allowance on loans receivable and investments					63
Other					(9,162)
Income from unconsolidated entities					1,970
Gain on real estate dispositions					136
Income tax benefit					6,027
Income from continuing operations					3,063
Net income					3,063
Net income attributable to noncontrolling interests					1,807
Net income attributable to common stockholders					$1,256

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30, 2021
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$201,673	$181,379	$—	$383,052
Resident fees and services	558,039	—	—	—	558,039
Office building and other services revenue	—	2,872	—	2,969	5,841
Income from loans and investments	—	—	—	28,729	28,729
Interest and other income	—	—	—	417	417
Total revenues	$558,039	$204,545	$181,379	$32,115	$976,078

Total revenues	$558,039	$204,545	$181,379	$32,115	$976,078
Less:
Interest and other income	—	—	—	417	417
Property-level operating expenses	453,659	66,401	3,268	—	523,328
Office building and other services costs	—	522	—	—	522
NOI	$104,380	$137,622	$178,111	$31,698	451,811
Interest and other income					417
Interest expense					(108,816)
Depreciation and amortization					(313,596)
General, administrative and professional fees					(30,259)
Loss on extinguishment of debt, net					(29,792)
Transaction expenses and deal costs					(22,662)
Allowance on loans receivable and investments					60
Other					(33,673)
Income from unconsolidated entities					2,772
Gain on real estate dispositions					150,292
Income tax expense					(3,780)
Income from continuing operations					62,774
Net income					62,774
Net income attributable to noncontrolling interests					2,094
Net income attributable to common stockholders					$60,680

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30, 2022
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$600,648	$451,073	$—	$1,051,721
Resident fees and services	1,977,760	—	—	—	1,977,760
Office building and other services revenue	—	1,834	—	10,991	12,825
Income from loans and investments	—	—	—	33,271	33,271
Interest and other income	—	—	—	2,191	2,191
Total revenues	$1,977,760	$602,482	$451,073	$46,453	$3,077,768

Total revenues	$1,977,760	$602,482	$451,073	$46,453	$3,077,768
Less:
Interest and other income	—	—	—	2,191	2,191
Property-level operating expenses	1,482,948	192,609	11,349	—	1,686,906
Office building and other services costs	—	—	—	4,473	4,473
NOI	$494,812	$409,873	$439,724	$39,789	1,384,198
Interest and other income					2,191
Interest expense					(344,158)
Depreciation and amortization					(873,620)
General, administrative and professional fees					(111,334)
Loss on extinguishment of debt, net					(581)
Transaction expenses and deal costs					(37,852)
Allowance on loans receivable and investments					179
Other					(30,088)
Loss from unconsolidated entities					(3,346)
Gain on real estate dispositions					2,557
Income tax benefit					14,307
Income from continuing operations					2,453
Net income					2,453
Net income attributable to noncontrolling interests					4,881
Net loss attributable to common stockholders					$(2,428)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30, 2021
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$599,516	$500,487	$—	$1,100,003
Resident fees and services	1,622,641	—	—	—	1,622,641
Office building and other services revenue	—	7,756	—	8,416	16,172
Income from loans and investments	—	—	—	65,404	65,404
Interest and other income	—	—	—	1,343	1,343
Total revenues	$1,622,641	$607,272	$500,487	$75,163	$2,805,563

Total revenues	$1,622,641	$607,272	$500,487	$75,163	$2,805,563
Less:
Interest and other income	—	—	—	1,343	1,343
Property-level operating expenses	1,296,301	195,297	12,525	—	1,504,123
Office building and other services costs	—	1,798	—	—	1,798
NOI	$326,340	$410,177	$487,962	$73,820	1,298,299
Interest and other income					1,343
Interest expense					(329,634)
Depreciation and amortization					(878,444)
General, administrative and professional fees					(101,156)
Loss on extinguishment of debt, net					(56,808)
Transaction expenses and deal costs					(28,000)
Allowance on loans receivable and investments					9,021
Other					(10,755)
Income from unconsolidated entities					7,289
Gain on real estate dispositions					194,083
Income tax expense					(9,574)
Income from continuing operations					95,664
Net income					95,664
Net income attributable to noncontrolling interests					5,802
Net income attributable to common stockholders					$89,862

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Capital Expenditures:
SHOP	$114,453	$1,093,773	$313,396	$1,193,646
Office operations	44,150	52,627	403,976	140,841
Triple-net leased properties	1,268	75,544	3,676	92,683
Total capital expenditures	$159,871	$1,221,944	$721,048	$1,427,170

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
United States	$918,106	$859,524	$2,719,097	$2,460,534
Canada	112,550	109,046	337,503	322,422
United Kingdom	6,620	7,508	21,168	22,607
Total revenues	$1,037,276	$976,078	$3,077,768	$2,805,563

	As of September 30, 2022	As of December 31, 2021
Net Real Estate Property:
United States	$18,345,417	$18,562,738
Canada	2,736,339	3,007,008
United Kingdom	196,177	247,092
Total net real estate property	$21,277,933	$21,816,838

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

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) the impact of the ongoing COVID-19 pandemic and its extended consequences, including of any variants, on our revenue, level of profitability, liquidity and overall risk exposure and the implementation and impact of regulations related to the CARES Act and other stimulus legislation and any future COVID-19 relief measures; (b) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our acquisitions and investments, including our acquisition of New Senior Investment Group Inc.; (c) our exposure and the exposure of our tenants, managers and borrowers to complex healthcare and other regulation and the challenges and expense associated with complying with such regulation; (d) the potential for significant general and commercial claims, legal actions, regulatory proceedings or enforcement actions that could subject us or our tenants, managers or borrowers to increased operating costs and uninsured liabilities; (e) the impact of market and general economic conditions, including economic and financial market events, inflation, changes in interest rates and exchange rates, supply chain pressures, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public capital markets; (f) our ability, and the ability of our tenants, managers and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate; (g) the risk of bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors which may, among other things, have an adverse impact on our financial results and result in recognition of impairments in our reserves, allowances or credit losses in connection therewith and the risk of our ability to foreclose successfully on the collateral securing our loans and other investments in the event of a borrower default; (h) our ability to identify and consummate future investments in or dispositions of healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests; (i) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising interest rates, labor conditions and supply chain pressures; (j) our ability to attract and retain talented employees; (k) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply; (l) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, managers or borrowers; (m) increases in our borrowing costs as a result of becoming more leveraged, rising interest rates and the phasing out of LIBOR rates; (n) our reliance on third parties to operate a majority of our assets and our limited control and influence over such operations and results; (o) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (p) the adequacy of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (q) the occurrence of cyber incidents that could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation; (r) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, managers or borrowers; (s) disruptions to the management and operations of our business and the uncertainties caused by activist investors; and (t) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change.

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

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of September 30, 2022, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

As of September 30, 2022, we leased a total of 331 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties and 29 properties, respectively, as of September 30, 2022.

As of September 30, 2022, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 558 senior housing communities for us.

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

2022 Highlights

Continuing Impact of and Response to COVID-19 and Its Extended Consequences

During fiscal 2020 and 2021 and continuing into fiscal 2022, our business has been and is expected to continue to be impacted by COVID-19 and its extended consequences. The trajectory and future impact of COVID-19 remains highly uncertain. The extent of COVID-19’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across governmental and regulatory bodies and regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreak, the availability of testing, the extent to which governments impose, roll-back or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows.

Investments and Dispositions

•During the nine months ended September 30, 2022, we acquired 18 MOBs leased to affiliates of Ardent, one behavioral health center and one research and innovation center, all of which are reported within our office operations segment, and two senior housing communities, which are reported within our SHOP segment, for an aggregate purchase price of $445.9 million.

•During the nine months ended September 30, 2022, we sold one vacant land parcel and one vacant office building for aggregate consideration of $12.5 million and recognized a net gain on the sales of these assets of $2.6 million.

Liquidity and Capital

•As of September 30, 2022, we had approximately $2.5 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, net of $377.4 million borrowings outstanding under our commercial paper program.

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

Other Items

•During the three and nine months ended September 30, 2022, we received $20.2 million and $54.2 million, respectively, in grants in connection with our Phases 3 and 4 applications to the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our SHOP segment to partially mitigate losses attributable to COVID-19.

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

The following tables reflect our concentration risk as of and for the periods presented:

	As of September 30, 2022	As of December 31, 2021
Investment mix by asset type (1):
Senior housing communities	66.4%	67.4%
MOBs	18.0	17.1
Life science, research and innovation centers	6.9	6.7
Health systems	4.9	5.0
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.5	1.5
Skilled nursing facilities (“SNFs”)	0.6	0.6
Secured loans receivable and investments, net	1.7	1.7
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria (2)	26.7%	27.0%
Sunrise	9.8	10.0
Brookdale Senior Living	7.8	7.8
Le Groupe Maurice	6.8	7.3
Ardent	5.3	4.7
Kindred	0.8	1.0
All other	42.8	42.2
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.
(2)Includes assets managed by Holiday, which was acquired by Atria in July 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operations mix by tenant and operator and business model:
Revenues (1):
SHOP	64.5%	57.2%	64.3%	58.0%
Brookdale Senior Living (2)	3.6	3.8	3.6	4.0
Kindred	3.3	3.5	3.3	3.6
Ardent	3.1	3.3	3.2	3.4
All others	25.5	32.2	25.6	31.0
Total	100.0%	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	36.2%	23.2%	35.7%	25.4%
Brookdale Senior Living (2)	8.0	8.2	8.1	8.6
Kindred	7.4	7.5	7.3	7.7
Ardent	7.0	7.1	7.0	7.3
All others	41.4	54.0	41.9	51.0
Total	100.0%	100.0%	100.0%	100.0%
Operations mix by geographic location (3):
California	14.3%	14.5%	14.4%	15.0%
New York	7.5	7.5	7.5	7.7
Texas	6.7	5.9	6.6	6.0
Pennsylvania	5.3	4.5	5.2	4.6
North Carolina	4.2	3.9	4.4	4.0
All others	62.0	63.7	61.9	62.7
Total	100.0%	100.0%	100.0%	100.0%
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

Triple-Net Lease Performance and Expirations

Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the nine months ended September 30, 2022, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Results of Operations

As of September 30, 2022, we operated through three reportable business segments: triple-net leased properties, SHOP and office operations. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Three Months Ended September 30, 2022 and 2021

The table below shows our results of operations for the three months ended September 30, 2022 and 2021 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2022	2021	$	%
NOI:
SHOP	$168,611	$104,380	$64,231	61.5%
Office operations	135,316	137,622	(2,306)	(1.7)
Triple-net leased properties	146,359	178,111	(31,752)	(17.8)
Non-segment	14,925	31,698	(16,773)	(52.9)
Total NOI	465,211	451,811	13,400	3.0
Interest and other income	489	417	72	17.3
Interest expense	(119,413)	(108,816)	(10,597)	(9.7)
Depreciation and amortization	(301,481)	(313,596)	12,115	3.9
General, administrative and professional fees	(35,421)	(30,259)	(5,162)	(17.1)
Loss on extinguishment of debt, net	(574)	(29,792)	29,218	98.1
Transaction expenses and deal costs	(4,782)	(22,662)	17,880	78.9
Allowance on loans receivable and investments	63	60	3	5.0
Other	(9,162)	(33,673)	24,511	72.8
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(5,070)	(86,510)	81,440	94.1
Income from unconsolidated entities	1,970	2,772	(802)	(28.9)
Gain on real estate dispositions	136	150,292	(150,156)	(99.9)
Income tax benefit (expense)	6,027	(3,780)	9,807	nm
Income from continuing operations	3,063	62,774	(59,711)	(95.1)
Net income	3,063	62,774	(59,711)	(95.1)
Net income attributable to noncontrolling interests	1,807	2,094	287	13.7
Net income attributable to common stockholders	$1,256	$60,680	$(59,424)	(97.9)
______________________________
nm - not meaningful

NOI—Senior Housing Operating Portfolio

The following table summarizes results of operations in our SHOP reportable business segment, including assets sold or classified as held for sale as of September 30, 2022 (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2022	2021	$	%
NOI—SHOP:
Resident fees and services	$668,583	$558,039	$110,544	19.8%
Less: Property-level operating expenses	(499,972)	(453,659)	(46,313)	(10.2)
NOI	$168,611	$104,380	$64,231	61.5

	Number of Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Total communities	549	542	81.3%	79.6%	$4,399	$4,556

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

The NOI increase in our SHOP reportable business segment for the three months ended September 30, 2022 compared to the same period in 2021 was driven by acquisitions, primarily the acquisition of over 100 independent living communities from New Senior in September 2021, positive trends in occupancy and revenue and higher HHS grants received, which are reflected as a reduction in property-level operating expenses, partially offset by higher operating expenses, driven by macro inflationary impacts on labor, utilities, repairs and maintenance and food costs. During the three months ended September 30, 2022, HHS grants received reduced property-level operating expenses by $20.2 million. No HHS grants were received during the same period in 2021.

The following table compares results of operations for our 320 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—SHOP:
Resident fees and services	$490,162	$451,043	$39,119	8.7%
Less: Property-level operating expenses	(351,818)	(346,529)	(5,289)	(1.5)
NOI	$138,344	$104,514	$33,830	32.4

	Number of Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Same-store communities	320	320	84.7%	82.1%	$4,829	$4,582

The NOI increase in our same-store SHOP reportable business segment for the three months ended September 30, 2022 compared to the same period in 2021 was primarily driven by positive trends in occupancy and revenue as well as higher HHS funds received, partially offset by higher operating expenses, driven by macro inflationary impacts on labor, utilities, repairs and maintenance and food costs. During the three months ended September 30, 2022, HHS grants received reduced property-level operating expenses by $20.2 million.

NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2022 (dollars in thousands). For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended September 30,		(Decrease) Increase to NOI
	2022	2021	$	%
NOI—Office Operations:
Rental income	$200,867	$201,673	$(806)	(0.4)%
Office building and other services revenue	547	2,872	(2,325)	(81.0)
Total revenues	201,414	204,545	(3,131)	(1.5)
Less:
Property-level operating expenses	(66,098)	(66,401)	303	0.5
Office building and other services costs	—	(522)	522	100.0
NOI	$135,316	$137,622	$(2,306)	(1.7)

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Total office buildings	361	348	89.7%	90.5%	$36	$35

The NOI decrease in office operations reportable business segment for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to dispositions of non-core assets during 2021, partially offset by leasing activity, high tenant retention, favorable expense controls and acquisitions subsequent to September 30, 2021.

The following table compares results of operations for our 332 same-store office buildings (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—Office Operations:
Rental income	$188,929	$183,997	$4,932	2.7%
Less: Property-level operating expenses	(61,471)	(59,287)	(2,184)	(3.7)
NOI	$127,458	$124,710	$2,748	2.2

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Same-store office buildings	332	332	91.5%	91.1%	$37	$36

The NOI increase in our same-store office operations reportable business segment for the three months ended September 30, 2022 compared to the same period in 2021 was primarily driven by strong retention and favorable expense controls.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2022 (dollars in thousands):

	For the Three Months Ended September 30,		Decrease to NOI
	2022	2021	$	%
NOI—Triple-Net Leased Properties:
Rental income	$150,115	$181,379	$(31,264)	(17.2)%
Less: Property-level operating expenses	(3,756)	(3,268)	(488)	(14.9)
NOI	$146,359	$178,111	$(31,752)	(17.8)

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

The NOI decrease in our triple-net leased properties for the three months ended September 30, 2022 compared to the same period in 2021 was primarily driven by rental income from communities that were transitioned to our senior housing operating portfolio or sold prior to the third quarter of 2022.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the second quarter of 2022 and 2021 related to the triple-net leased properties we owned at September 30, 2022 and 2021, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at September 30, 2022	Average Occupancy for the Three Months Ended June 30, 2022	Number of Properties Owned at September 30, 2021	Average Occupancy for the Three Months Ended June 30, 2021
Senior housing communities	260	76.3%	268	74.5%
SNFs	16	83.1	16	75.2
IRFs and LTACs	36	55.4	36	59.3

The following table compares results of operations for our 330 same-store triple-net leased properties (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$147,999	$147,816	$183	0.1%
Less: Property-level operating expenses	(3,616)	(2,833)	(783)	(27.6)
NOI	$144,383	$144,983	$(600)	(0.4)

NOI in our same-store triple-net leased portfolio for the three months ended September 30, 2022 compared to the same period in 2021 was relatively flat.

NOI—Non-Segment

Information provided for non-segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $16.8 million decrease in non-segment NOI for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to reduced interest income from a lower balance of loans receivable investments due to the redemption of Ardent’s senior notes and payoff of certain notes in 2021.

Company Results

Interest Expense

The $10.6 million increase in interest expense for the three months ended September 30, 2022 compared to the same period in 2021 was due to an increase of $6.6 million due to higher debt balances, an increase of $3.3 million due to a higher effective interest rate and an increase of $0.7 million due to lower capitalized interest. Our weighted average debt outstanding was $12.4 billion and $11.7 billion for the three months ended September 30, 2022 and 2021, respectively. Our weighted average effective interest rate was 3.72% and 3.61% for the three months ended September 30, 2022 and 2021, respectively. Capitalized interest was $2.0 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively.

Depreciation and Amortization

The $12.1 million decrease in depreciation and amortization expense for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a net decrease of $50.6 million in impairments recognized in the third quarter of 2022 as compared to the same period in 2021, partially offset by an increase of $41.7 million of depreciation on assets acquired from New Senior Investment Group Inc. (“New Senior”).

General, Administrative and Professional Fees

The $5.2 million increase in general, administrative and professional fees for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to increased professional fees and the return to a more normalized business environment.

Loss on Extinguishment of Debt, Net

The $29.2 million decrease in loss on extinguishment of debt, net for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to the $29.1 million loss recognized in 2021 in connection with the redemptions of approximately $700 million of senior notes due in 2022 and 2023.

Transaction Expenses and Deal Costs

The $17.9 million decrease in transaction expenses and deal costs for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher costs in 2021 related to operator transitions.

Allowance on Loans Receivable and Investments

Allowance on loans receivable and investments was relatively flat for the three months ended September 30, 2022 compared to the same period in 2021.

Other

The $24.5 million decrease in other expense for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a decrease of $24.0 million in unrealized loss on stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020. As of September 30, 2022, the fair value of the stock warrants was $38.2 million, which was $10.1 million higher than the value at the grant date.

Income from Unconsolidated Entities

The $0.8 million decrease in income from unconsolidated entities for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to our share of lower net income from our unconsolidated entities.

Gain on Real Estate Dispositions

The $150.2 million decrease in gain on real estate dispositions for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to the dispositions of 14 medical office buildings and one triple-net leased property that resulted in gains on sale of real estate of $148.8 million recognized during the third quarter of 2021.

Income Tax Benefit (Expense)

The $6.0 million of income tax benefit for the three months ended September 30, 2022 was primarily due to operating losses at certain of our TRS entities. The $3.8 million of income tax expense for the three months ended September 30, 2021 was primarily due to a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities.

Nine Months Ended September 30, 2022 and 2021

The table below shows our results of operations for the nine months ended September 30, 2022 and 2021 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2022	2021	$	%
NOI:
SHOP	$494,812	$326,340	$168,472	51.6%
Office operations	409,873	410,177	(304)	(0.1)
Triple-net leased properties	439,724	487,962	(48,238)	(9.9)
Non-segment	39,789	73,820	(34,031)	(46.1)
Total NOI	1,384,198	1,298,299	85,899	6.6
Interest and other income	2,191	1,343	848	63.1
Interest expense	(344,158)	(329,634)	(14,524)	(4.4)
Depreciation and amortization	(873,620)	(878,444)	4,824	0.5
General, administrative and professional fees	(111,334)	(101,156)	(10,178)	(10.1)
Loss on extinguishment of debt, net	(581)	(56,808)	56,227	99.0
Transaction expenses and deal costs	(37,852)	(28,000)	(9,852)	(35.2)
Allowance on loans receivable and investments	179	9,021	(8,842)	(98.0)
Other	(30,088)	(10,755)	(19,333)	nm
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(11,065)	(96,134)	85,069	88.5
(Loss) income from unconsolidated entities	(3,346)	7,289	(10,635)	(145.9)
Gain on real estate dispositions	2,557	194,083	(191,526)	(98.7)
Income tax benefit (expense)	14,307	(9,574)	23,881	nm
Income from continuing operations	2,453	95,664	(93,211)	(97.4)
Net income	2,453	95,664	(93,211)	(97.4)
Net income attributable to noncontrolling interests	4,881	5,802	921	15.9
Net (loss) income attributable to common stockholders	$(2,428)	$89,862	$(92,290)	(102.7)
______________________________
nm - not meaningful

NOI—Senior Housing Operating Portfolio

The following table summarizes results of operations in our SHOP reportable business segment, including assets sold or classified as held for sale as of September 30, 2022 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2022	2021	$	%
NOI—SHOP:
Resident fees and services	$1,977,760	$1,622,641	$355,119	21.9%
Less: Property-level operating expenses	(1,482,948)	(1,296,301)	(186,647)	(14.4)
NOI	$494,812	$326,340	$168,472	51.6

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Total communities	549	542	80.6%	77.8%	$4,386	$4,611

The NOI increase in our SHOP reportable business segment for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily driven by acquisitions, primarily the acquisition of over 100 independent living communities from New Senior in September 2021, positive trends in occupancy and higher HHS grants received, which are reflected as a reduction in property-level operating expenses, partially offset by higher operating expenses. During the nine months ended September 30, 2022 and 2021, HHS grants received reduced property-level operating expenses by $54.2 million and $13.6 million, respectively.

The following table compares results of operations for our 319 same-store SHOP communities (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—SHOP:
Resident fees and services	$1,446,875	$1,320,954	$125,921	9.5%
Less: Property-level operating expenses	(1,058,222)	(1,003,008)	(55,214)	(5.5)
NOI	$388,653	$317,946	$70,707	22.2

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Same-store communities	319	319	83.7%	80.1%	$4,854	$4,627

The NOI increase in our same-store SHOP reportable business segment for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily driven by positive trends in occupancy and revenue as well as higher HHS grants received, which are reflected as a reduction in property-level operating expenses, partially offset by higher operating expenses, driven by macro inflationary impacts on labor, utilities, repairs and maintenance and food costs. During the nine months ended September 30, 2022 and 2021, HHS grants received reduced property-level operating expenses by $42.3 million and $7.5 million, respectively.

NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2022 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2022	2021	$	%
NOI—Office Operations:
Rental income	$600,648	$599,516	$1,132	0.2%
Office building and other services revenue	1,834	7,756	(5,922)	(76.4)
Total revenues	602,482	607,272	(4,790)	(0.8)
Less:
Property-level operating expenses	(192,609)	(195,297)	2,688	1.4
Office building and other services costs	—	(1,798)	1,798	100.0
NOI	$409,873	$410,177	$(304)	(0.1)

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Total office buildings	361	348	89.7%	90.5%	$36	$34

The NOI decrease in our office operations reportable business segment for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to dispositions of non-core assets during 2021, partially offset by high tenant retention, leasing activity, acquisitions subsequent to September 30, 2021 and favorable expense controls.

The following table compares results of operations for our 331 same-store office buildings (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—Office Operations:
Rental income	$562,152	$542,183	$19,969	3.7%
Less: Property-level operating expenses	(179,420)	(172,300)	(7,120)	(4.1)
NOI	$382,732	$369,883	$12,849	3.5

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Same-store office buildings	331	331	91.8%	91.5%	$36	$35

The NOI increase in our same-store office operations reportable business segment for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to leasing activity, high tenant retention, improved parking income and favorable expense controls.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2022 (dollars in thousands):

	For the Nine Months Ended September 30,		(Decrease) Increase to NOI
	2022	2021	$	%
NOI—Triple-Net Leased Properties:
Rental income	$451,073	$500,487	$(49,414)	(9.9)%
Less: Property-level operating expenses	(11,349)	(12,525)	1,176	9.4
NOI	$439,724	$487,962	$(48,238)	(9.9)

The NOI decrease in our triple-net leased properties for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily driven by a reduction in rental income from communities that were transitioned to our senior housing operating portfolio or sold prior to the third quarter of 2022 and prior lease resolutions with tenants who were materially affected by the COVID-19 pandemic.

The following table compares results of operations for our 330 same-store triple-net leased properties (dollars in thousands):

	For the Nine Months Ended September 30,		Decrease to NOI
	2022	2021	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$444,686	$445,180	$(494)	(0.1)%
Less: Property-level operating expenses	(10,769)	(10,055)	(714)	(7.1)
NOI	$433,917	$435,125	$(1,208)	(0.3)

NOI in our same-store triple-net leased properties reportable business segment for the nine months ended September 30, 2022 compared to the same period in 2021 was relatively flat.

NOI—Non-Segment

The $34.0 million decrease in non-segment NOI for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to reduced interest income from a lower balance of loans receivable investments due to the redemption of Ardent’s senior notes, payoff of certain notes and sale of marketable debt securities in 2021.

Company Results

Interest Expense

The $14.5 million increase in interest expense for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to an increase of $14.6 million due to higher debt balances and an increase of $1.3 million due to lower capitalized interest, partially offset by a decrease of $1.8 million due to a lower effective interest rate. Our weighted average debt outstanding was $12.4 billion and $11.9 billion for the nine months ended September 30, 2022 and 2021, respectively. Our weighted average effective interest rate was 3.58% and 3.60% for the nine months ended September 30, 2022 and 2021, respectively. Capitalized interest for the nine months ended September 30, 2022 and 2021 was $7.2 million and $8.5 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense was relatively flat for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to decreased impairments recorded relating to properties that were sold or classified as held for sale, partially offset by increased depreciation on assets acquired primarily from New Senior.

General, Administrative and Professional Fees

The $10.2 million increase in general, administrative and professional fees was primarily due to the return to a more normalized business environment and the inclusion of a portion of New Senior’s overhead.

Loss on Extinguishment of Debt, Net

The $56.2 million decrease in loss on extinguishment of debt, net for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to $56.8 million of losses recognized during 2021 in connection with the redemptions of $1.1 billion of senior notes due in 2022 and 2023.

Transaction Expenses and Deal Costs

The $9.9 million increase in transaction expenses and deal costs was primarily attributable to $20.5 million incurred in connection with stockholder relations matters in 2022, partially offset by $15.2 million increased costs associated with operator transitions in 2021.

Allowance on Loans Receivable and Investments

The $8.8 million decrease in allowance on loans receivable and investments was primarily due to the reversal of a previously recorded credit loss in the first quarter of 2021 as a result of successful collections.

Other

The $19.3 million increase in other expense was primarily due to an increase of $29.5 million in unrealized loss on the stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020, partially offset by $7.9 million of additional expenses in 2021 relating to natural disaster events. As of September 30, 2022, the fair value of the stock warrants was $38.2 million, which was $10.1 million higher than the value at the grant date.

(Loss) Income from Unconsolidated Entities

The $10.6 million change in (loss) income from unconsolidated entities for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to our share of increased net loss from our unconsolidated entities.

Gain on Real Estate Dispositions

The $191.5 million decrease in gain on real estate dispositions was primarily due to $194.1 million in gains during 2021 for the sale of 33 properties, partially offset by the net gain of $2.6 million in 2022 for the sale of a vacant land parcel and a vacant office building.

Income Tax Benefit (Expense)

The $14.3 million of income tax benefit for the nine months ended September 30, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. taxable REIT subsidiary. The $9.6 million of income tax expense for the same period in 2021 was primarily due to a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities, a $2.9 million net deferred tax expense related to an internal restructuring of certain U.S. taxable REIT subsidiaries, and a $3.4 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom.

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

The following table summarizes our FFO and Normalized FFO for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands). The increase in Normalized FFO for the nine months ended September 30, 2022 over the same period in 2021 is primarily due to increased net operating income at our senior housing communities as a result of improved occupancy, acquisitions since the second quarter of 2021, including the acquisition of over 100 independent living communities from New Senior, and higher HHS grants received, partially offset by lower interest income on loan investments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$1,256	$60,680	$(2,428)	$89,862
Adjustments:
Depreciation and amortization on real estate assets	300,796	312,524	871,212	874,920
Depreciation on real estate assets related to noncontrolling interests	(4,315)	(4,641)	(13,099)	(13,937)
Depreciation on real estate assets related to unconsolidated entities	8,980	4,474	23,866	13,107
Gain on real estate dispositions	(136)	(150,292)	(2,557)	(194,083)
Gain on real estate dispositions related to noncontrolling interests	21	232	38	225
Gain on real estate dispositions and other related to unconsolidated entities	(2,388)	—	(2,689)	—
Nareit FFO attributable to common stockholders	304,214	222,977	874,343	770,094
Adjustments:
Change in fair value of financial instruments	415	25,451	8,371	(18,768)
Non-cash income tax (benefit) expense	(5,777)	2,146	(16,961)	4,656
Loss on extinguishment of debt, net of noncontrolling interests and including Ventas’ share attributable to unconsolidated entities	574	34,654	581	61,670
Gain on transactions related to unconsolidated entities	—	(8,808)	(3)	(8,839)
Transaction expenses and deal costs, net of noncontrolling interests and including Ventas’ share attributable to unconsolidated entities	6,551	25,531	42,866	32,660
Amortization of other intangibles including Ventas’ share attributable to unconsolidated entities	268	(22,085)	804	(21,853)
Other items related to unconsolidated entities	170	987	(984)	1,131
Non-cash impact of changes to equity plan	(2,565)	(2,359)	2,252	4,084
Materially disruptive events, net including Ventas’ share attributable to unconsolidated entities	1,982	1,552	347	9,807
Allowance on loan investments, net of noncontrolling interests	(61)	(58)	(175)	(9,015)
Normalized FFO attributable to common stockholders	$305,771	$279,988	$911,441	$825,627

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$1,256	$60,680	$(2,428)	$89,862
Adjustments:
Interest and other income	(489)	(417)	(2,191)	(1,343)
Interest expense	119,413	108,816	344,158	329,634
Depreciation and amortization	301,481	313,596	873,620	878,444
General, administrative and professional fees	35,421	30,259	111,334	101,156
Loss on extinguishment of debt, net	574	29,792	581	56,808
Transaction expenses and deal costs	4,782	22,662	37,852	28,000
Allowance on loans receivable and investments	(63)	(60)	(179)	(9,021)
Other	9,162	33,673	30,088	10,755
Net income attributable to noncontrolling interests	1,807	2,094	4,881	5,802
(Income) loss from unconsolidated entities	(1,970)	(2,772)	3,346	(7,289)
Income tax (benefit) expense	(6,027)	3,780	(14,307)	9,574
Gain on real estate dispositions	(136)	(150,292)	(2,557)	(194,083)
NOI	$465,211	$451,811	$1,384,198	$1,298,299

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the nine months ended September 30, 2022, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. See “Note 10 – Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our significant debt activities.

While decreased revenue and net operating income as a result of COVID-19 could lead to downgrades of our short- or long-term credit ratings and therefore adversely impact our cost of borrowing, we currently believe we will continue to have access to one or more debt markets during the duration of COVID-19 and could seek to enter into secured debt financings or issue debt and equity securities to satisfy our liquidity needs, although no assurances can be made in this regard.

Credit Facilities, Commercial Paper and Unsecured Term Loans

We have a $2.75 billion unsecured revolving credit facility initially priced at LIBOR plus 0.825% based on the Company’s debt rating. The unsecured revolving credit facility matures in January 2025, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of September 30, 2022, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $31.1 million borrowings outstanding and an additional $15.6 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2022, we had $377.4 million in borrowings outstanding under our commercial paper program.

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

As of September 30, 2022, we had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

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

Equity Offerings

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. There were no issuances under the ATM program for the nine months ended September 30, 2022. As of September 30, 2022, $1.0 billion aggregate gross sales price of shares of our common stock remains available for issuance under the ATM program.

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

Dividends

During the nine months ended September 30, 2022, we declared a dividend of $0.45 per share of our common stock in each of the first, second and third quarter. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2022.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Nine Months Ended September 30,		(Decrease) Increase to Cash
	2022	2021	$	%
Cash, cash equivalents and restricted cash at beginning of period	$196,597	$451,640	$(255,043)	(56.5)%
Net cash provided by operating activities	852,910	760,315	92,595	12.2
Net cash used in investing activities	(725,321)	(716,343)	(8,978)	(1.3)
Net cash used in financing activities	(124,956)	(299,612)	174,656	58.3
Effect of foreign currency translation	(3,592)	522	(4,114)	nm
Cash, cash equivalents and restricted cash at end of period	$195,638	$196,522	$(884)	(0.4)
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $92.6 million during the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increased net operating income at our senior housing communities as a result of improved occupancy, HHS grants received and acquisitions including the acquisition of over 100 independent living communities from New Senior, partially offset by decreased net operating income at our triple-net leased properties as a result of a reduction in rental income from communities that were transitioned to our senior housing operating portfolio or sold prior to the third quarter of 2022.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $9.0 million during the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to decreased proceeds from real estate dispositions and fewer proceeds received from the repayment of loans receivable, partially offset by decreased acquisitions and lower development project expenditures in 2022.

Cash Flows from Financing Activities

Cash flows from financing activities increased $174.7 million during the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the 2021 redemptions of $1.1 billion of senior notes due in 2022 and 2023, partially offset by the 2021 issuance of 10.9 million shares of common stock through our ATM equity offering program and decreased borrowings under our commercial paper program in 2022.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of September 30, 2022, we had 15 properties under development pursuant to these agreements, including six properties that are owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments In Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 10 – Senior Notes Payable And Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at September 30, 2022, we had $15.6 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

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

The following summarizes our guarantor and issuer balance sheet and statement of income information as of September 30, 2022 and December 31, 2021 and for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands).

Balance Sheet Information

	As of September 30, 2022
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,689,343	$3,045,738
Total assets	17,788,139	3,158,274
Liabilities and equity
Intercompany loans	11,561,972	(3,822,831)
Total liabilities	11,781,799	4,216,515
Redeemable OP unitholder and noncontrolling interests	106,070	—
Total equity (deficit)	5,900,270	(1,058,241)
Total liabilities and equity	17,788,139	3,158,274

	As of December 31, 2021
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,448,874	$3,045,738
Total assets	17,561,305	3,156,840
Liabilities and equity
Intercompany loans	10,742,915	(3,563,060)
Total liabilities	10,972,521	4,097,362
Redeemable OP unitholder and noncontrolling interests	98,356	—
Total equity (deficit)	6,490,428	(940,522)
Total liabilities and equity	17,561,305	3,156,840

Statement of Income Information

	For the Nine Months Ended September 30, 2022
	Guarantor	Issuer
Equity earnings in affiliates	$71,232	$—
Total revenues	76,951	111,694
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(894)	(125,368)
Net loss	(2,428)	(125,368)
Net loss attributable to common stockholders	(2,428)	(125,368)

	For the Year Ended December 31, 2021
	Guarantor	Issuer
Equity earnings in affiliates	$133,143	$—
Total revenues	137,348	158,255
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	49,694	(215,773)
Net income (loss)	49,008	(215,777)
Net income (loss) attributable to common stockholders	49,008	(215,777)

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

As of September 30, 2022 and December 31, 2021, the fair value of our secured and non-mortgage loans receivable, based on our estimates of current prevailing rates for comparable loans, was $475.1 million and $498.0 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of September 30, 2022	As of December 31, 2021
Gross book value	$10,870,832	$10,990,982
Fair value	9,980,685	11,766,336
Fair value reflecting change in interest rates:
-100 basis points	10,432,204	12,437,306
+100 basis points	9,565,104	11,164,150

Our fixed rate debt was relatively flat from December 31, 2021 to September 30, 2022.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30, 2022	As of December 31, 2021	As of September 30, 2021
Balance:
Fixed rate:
Senior notes	$8,599,445	$8,729,102	$8,309,779
Unsecured term loans	200,000	200,000	200,000
Secured revolving construction credit facility	—	—	—
Mortgage loans and other	2,071,387	2,061,880	2,109,342
Subtotal fixed rate	10,870,832	10,990,982	10,619,121
Variable rate:
Senior notes	—	—	236,630
Unsecured revolving credit facility	31,057	56,448	49,141
Unsecured term loans	661,637	395,757	394,384
Commercial paper notes	377,400	280,000	370,000
Secured revolving construction credit facility	—	—	—
Mortgage loans and other	335,604	369,951	473,470
Subtotal variable rate	1,405,698	1,102,156	1,523,625
Total	$12,276,530	$12,093,138	$12,142,746
Percentage of total debt:
Fixed rate:
Senior notes	70.0%	72.1%	68.4%
Unsecured term loans	1.6	1.7	1.6
Secured revolving construction credit facility	—	—	—
Mortgage loans and other	16.9	17.0	17.4
Variable rate:
Senior notes	—	—	1.9
Unsecured revolving credit facility	0.3	0.5	0.4
Unsecured term loans	5.4	3.3	3.2
Commercial paper notes	3.1	2.3	3.0
Secured revolving construction credit facility	—	—	—
Mortgage loans and other	2.7	3.1	4.1
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.7%
Unsecured term loans	3.6	3.6	3.6
Secured revolving construction credit facility	—	—	—
Mortgage loans and other	3.7	3.6	3.6
Variable rate:
Senior notes	—	—	1.0
Unsecured revolving credit facility	3.5	1.1	1.1
Unsecured term loans	4.2	1.4	1.3
Commercial paper notes	3.4	0.3	0.2
Secured revolving construction credit facility	—	—	—
Mortgage loans and other	3.9	1.7	1.7
Total	3.7	3.4	3.4

The variable rate debt in the table above reflects, in part, the effect of $145.1 million notional amount of interest rate swaps maturing on March 2027, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $338.2 million and C$269.4 million notional amount of interest rate swaps with maturities ranging from January 2023 to April 2031 in each case that effectively convert variable rate debt to fixed rate debt.

The increase in our outstanding variable rate debt at September 30, 2022 compared to December 31, 2021 is primarily attributable to borrowings under our unsecured term loan and commercial paper program, partially offset by payoffs of mortgage loans.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of September 30, 2022 of $1.4 billion, interest expense on an annualized basis would increase by approximately $14.1 million, or $0.03 per diluted common share.

As of September 30, 2022 and December 31, 2021, our joint venture partners’ aggregate share of total consolidated debt was $274.2 million and $278.0 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $431.8 million and $338.1 million as of September 30, 2022 and December 31, 2021, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2022 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the three and nine months ended September 30, 2022 would decrease or increase as applicable, by less than 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of 2022 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In the third quarter of 2022, there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2021 Annual Report and Part II, Item 1A. “Risk Factors” of our first quarter Form 10-Q. However, the risks and uncertainties that we face are not limited to those set forth in the 2021 Annual Report and first quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended September 30, 2022.

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31	—	$—	—	—
August 1 through August 31	32	52.46	—	—
September 1 through September 30	—	—	—	—
Total	32	$52.46	—	—
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 4, 2022

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer