Form 10-K
period 2022-12-31
Ventas, Inc.
filed 2023-02-10
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022, based on a closing price of the common stock of $51.43 as reported on the New York Stock Exchange, was $17.1 billion.
As of February 3, 2023, there were 399,993,581 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

CAUTIONARY STATEMENTS

    Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us,” “our,” “Company” and other similar terms in this Annual Report on Form 10-K (the “Annual Report”) refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, among others, statements of expectations, beliefs, future plans and strategies, anticipated results from operations and developments and other matters that are not historical facts. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “assume,” “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. The forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in “Item 1A, Risk Factors” in this report.

i

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

Risks Related to Our Business Operations and Strategy

•Macroeconomic trends including rising labor costs and historically low unemployment, increases in inflation, changes in exchange rates and rising interest rates may adversely affect our business;
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
•We may be required to recognize reserves, allowances, credit losses or impairment charges;
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
•Purchase options, rights of first offer or rights of first refusal in favor of third parties could negatively affect us or discourage prospective buyers from negotiating with us with respect to the sale of our properties;

•Damage from catastrophic or extreme weather and other natural events and the physical effects of climate change could result in losses; and
•Activist investors could cause us to incur substantial costs, divert management’s attention and have an adverse effect on our business.

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
•We are subject to certain limitations and requirements as a result of our status as a REIT, which may impose limitations on the operation of our business and subject us to significant risk if we are not able to comply; and
•Other REIT-related restrictions and requirements may limit our transactions or operations or could have a negative impact on us or our business.

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

PART I

ITEM 1.    Business

BUSINESS

Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to collectively as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of December 31, 2022, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio, which we also refer to as “SHOP” and which was formerly known as senior living operations, and office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 18 – Segment Information,” included in Part II, Item 8 of this Annual Report on Form 10-K (the “Annual Report”). Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our SHOP reportable business segment.

As of December 31, 2022, we leased a total of 326 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”), leased from us 121 properties, 30 properties and 29 properties, respectively, as of December 31, 2022.

As of December 31, 2022, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 553 senior housing communities in our SHOP reportable business segment.

As of December 31, 2022, we owned a total of 376 properties in our office operations reportable business segment. These properties generally consist of MOBs that are predominantly located on or contiguous to a health system campus and life science, research and innovation properties that are affiliated with and often located on or contiguous to a university or academic medical campus. Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide office management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States.

In addition, from time to time, we make secured and unsecured loans and other investments relating to healthcare real estate or operators.

We have a third-party institutional capital management business, Ventas Investment Management (“VIM”), which includes our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). Through VIM, we partner with third-party institutional investors to invest in healthcare real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner. See “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Starting in 2020, our business was significantly impacted by the COVID-19 pandemic, including actions taken to prevent the spread of the virus and its variants, and its extended consequences. See “Risk Factors” in Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Consolidated Financial Statements and the related notes thereto” included in Part II, Item 8, in each case, of this Annual Report.

Business Strategy

We aim to enhance shareholder value by delivering consistent, superior total returns through a strategy of (1) generating reliable and growing cash flows, (2) maintaining a balanced, diversified portfolio of high-quality assets and (3) preserving our financial strength, flexibility and liquidity.

Aiming to Generate Reliable and Growing Cash Flows

We aim to generate reliable and growing cash flows from our portfolio, which enables us to pay regular cash dividends to stockholders and creates opportunities to increase stockholder value through profitable investments. We believe that the combination of steady contractual growth from our long-term triple-net leases, steady, reliable cash flows from our loan investments, stable cash flows from our office buildings, and the higher growth potential inherent in our senior housing operating communities will enable us to generate sustainable, growing cash flows that are resilient to economic downturns.

Aiming to maintain a Balanced, Diversified Portfolio of High-Quality Assets

We aim to maintain a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant or operator, revenue source and operating model because we believe such approach diminishes the risk that any single factor or event could materially harm our business. Portfolio diversification also enhances the reliability of our cash flows by reducing our exposure to any particular asset class or market, or individual tenant, borrower or manager and we believe such diversification helps mitigate the impact of certain risks, including risks related to regulatory changes, climate events, rising inflation and interest rates and economic downturns or global health events.

Preserving Our Financial Strength, Flexibility and Liquidity

Our goal to maintain a strong, flexible balance sheet and substantial liquidity helps enable us to capitalize on strategic growth opportunities in the healthcare industry through acquisitions, investments and development and redevelopment projects. We aim to maintain our financial strength to pursue profitable investment opportunities by actively managing our leverage and improving our cost of capital. In addition, we seek to actively preserve our access to multiple sources of capital and liquidity, including unsecured bank debt, mortgage financings, public and private debt and equity markets, and through our third-party institutional capital management business, VIM.

Portfolio Summary

The following table summarizes our consolidated portfolio of properties and other investments, including construction in progress, as of and for the year ended December 31, 2022 (dollars in thousands):

			Real Estate Investments			Revenues
Asset Type	Properties (1)	Units/ Sq. Ft./ Beds (2)	Real Estate Investments, at Cost	Percent of Total Real Estate Investments	Real Estate Investment Per Unit/Bed/Sq. Ft.	Revenue	Percent of Total Revenues
Senior housing communities	802	80,644	$20,094,216	66.7%	$249.2	$2,952,283	71.5%
MOBs (3)	327	18,389,526	5,520,745	18.3	0.3	579,467	14.0
Research and innovation centers	32	5,646,678	2,125,216	7.1	0.4	227,243	5.5
Inpatient rehabilitation facilities (IRFs) and long-term acute care facilities (LTACs)	36	3,091	467,427	1.6	151.2	164,208	4.0
Health systems	13	2,064	1,503,881	5.0	728.6	129,078	3.1
Skilled nursing facilities (SNFs)	16	1,732	193,808	0.6	111.9	25,119	0.6
Development properties and other	11		209,306	0.7
Total real estate investments, at cost	1,237		$30,114,599	100.0%
Income from loans and investments						48,160	1.2
Interest and other income						3,635	0.1
Revenues related to assets classified as held for sale	3					—	0.0
Total revenues						$4,129,193	100.0%
______________________________
(1)Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom.
(2)Senior housing communities are generally measured in units; MOBs and research and innovation centers are measured by square footage; and IRFs and LTACs, health systems and SNFs are generally measured by licensed bed count.
(3)As of December 31, 2022, we leased 87 of our consolidated MOBs pursuant to triple-net leases. Lillibridge or PMBRES managed 231 of our consolidated MOBs and nine of our consolidated MOBs were managed by six managers. Through Lillibridge, we also provided management and leasing services for 51 MOBs owned by third parties as of December 31, 2022.

In addition, as of December 31, 2022, we owned nine senior housing communities, 14 life science, research and innovation centers, three MOBs and five properties under development through investments in unconsolidated real estate entities, primarily through our VIM business. See “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Senior Housing Communities

As of December 31, 2022, we had 802 properties that are operated as senior housing communities in our triple-net lease properties reportable segment and SHOP reportable segment. Our senior housing communities include independent living communities, assisted living communities, memory care communities and continuing care retirement communities. Independent living communities are typically age-restricted multifamily rental properties with central dining facilities that provide residents with access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities. Assisted living communities typically offer supportive care that is provided by trained employees to residents who require assistance with activities of daily living, such as bathing, dressing and medication management. Memory care communities provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. Continuing care retirement communities are typically age-restricted properties that offer a continuum of care, and may include a combination of independent living, assisted living, memory care or skilled nursing units. Our assisted living, memory care and continuing care retirement communities are generally subject to state licensure requirements for the delivery of some or all of their services, while our independent living communities generally are not. Charges for room, board and services at these communities are generally paid from private sources.

Medical Office Buildings

As of December 31, 2022, we had 327 properties that are operated as medical office buildings in our office operations reportable segment. Typically, our MOBs, which are predominantly located on or contiguous to a health system campus, are multi-tenant properties leased to several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group, including neighboring health systems. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, but typically require enhanced plumbing, electrical and mechanical systems to accommodate the needs of healthcare providers such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2022, we owned approximately 18.4 million square feet of MOBs. Through our Lillibridge subsidiary, we also managed approximately 1.6 million square feet of office properties for third parties.

Life Science, Research and Innovation Centers

As of December 31, 2022, we had 32 properties that are operated as life science, research and innovation centers in our office operations reportable segment and we had investments in 14 other life science, research and innovation centers. Our life science, research and innovation centers contain laboratory and office space primarily for universities, academic medical centers, technology, biotechnology, medical device and pharmaceutical companies and other organizations involved in the life science, research and innovation industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, heating, ventilating and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, research and innovation center tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives. Our research and innovation centers are often located on or contiguous to university and academic medical campuses. As of December 31, 2022, we own or have investments in nearly 11.3 million square feet spanning 46 operating properties and five in progress ground-up development properties.

Inpatient Rehabilitation and Long-Term Acute Care Facilities

As of December 31, 2022, we had 29 freestanding properties that are operated as long-term acute care facilities (“LTACs”) in our triple-net leased properties reportable business segment. LTACs have a Medicare average length of stay of greater than 25 days and serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operators of these LTACs have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a skilled nursing facility or rehabilitation hospital. We also own seven freestanding inpatient rehabilitation facilities (“IRFs”) devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.

Health Systems

As of December 31, 2022, we had 13 properties that are operated as health systems in our triple-net leased properties reportable business segment. Health systems provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. These health systems also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. In the United States, these health systems receive payments for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, health maintenance organizations, preferred provider organizations, other private insurers and directly from patients.

Skilled Nursing Facilities

As of December 31, 2022, we had 16 properties that are operated as SNFs in our triple-net leased properties reportable business segment. SNFs provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high technology, care-intensive, high-cost setting of an acute care or rehabilitation hospital. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources.

Loans and Investments

As of December 31, 2022, we held $561.4 million of loans receivable and investments, net of allowance, relating to healthcare real estate. Our loans receivable and investments generally provide us with interest income and fees, and are often secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related properties or may take the form of mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. See “Note 6 – Loans Receivable and Investments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Development and Redevelopment Projects

We are party to certain agreements that obligate us to develop properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2022, we had 17 properties under development pursuant to these agreements, including five properties that are owned through unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing properties to maximize the value, increase net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and third party capital management expenses), maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Geographic Diversification of Properties

Our portfolio of assets is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total continuing revenues and NOI for the year ended December 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” included in Part II, Item 7 of this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), to NOI.

Segment Information

We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio and office operations. Non-segment assets, classified as “Non-segment,” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable. Our chief operating decision maker evaluates performance of the combined properties in each reportable business segment and determines how to allocate resources to these segments, in significant part, based on NOI and related measures. For further information regarding our business segments and a discussion of our definition of NOI, see “Note 18 – Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report and for a reconciliation of NOI to our net income attributable to common stockholders, as computed in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Senior Housing Operating Portfolio (SHOP)

In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent managers, such as Atria and Sunrise, to operate and manage those communities. The REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) permits us to own or partially own qualified healthcare properties in a structure through which we can participate directly in the cash flow of the properties’ operations (as compared to receiving only contractual rent payments under a triple-net lease) in compliance with REIT requirements. In a RIDEA structure, we are required to rely on a third-party manager to manage and operate the property, including procuring supplies, hiring and training all employees, entering into all third-party contracts for the benefit of the property, including resident/patient agreements, complying with laws and regulations, including but not limited to healthcare laws, and providing resident care and services, in exchange for a management fee. As a result, we must rely on our managers’ personnel, expertise, technical resources and information systems, risk management processes, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financial results in a timely manner and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations.

Office Operations

In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Our MOBs, which are predominantly located on or contiguous to a health system campus, are typically multi-tenant properties leased to several unrelated medical practices, many of which may be associated with a large single specialty or multi-specialty group. Through our Lillibridge subsidiary and our ownership interest in PMBRES, we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. Our life science, research and innovation centers contain laboratory and office space primarily for universities, academic medical centers, technology, biotechnology, medical device and pharmaceutical companies and other organizations involved in the life science, research and innovation industry.

Triple-Net Leased Properties

In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

Significant Tenants and Managers

The following table summarizes certain information regarding our tenant and manager concentration as of and for the year ended December 31, 2022 (excluding properties classified as held for sale and properties owned by investments in unconsolidated real estate entities):

	Number of Properties Leased or Managed	Percent of Total Real Estate Investments (1)	Percent of Total Revenues	Percent of NOI
SHOP	544	53.9%	64.3%	35.1%
Brookdale Senior Living (2)	121	7.8	3.6	8.1
Ardent	30	5.3	3.2	7.1
Kindred	29	0.8	3.2	7.3
______________________________
(1)Based on gross book value.
(2)Excludes nine properties managed by Brookdale Senior Living pursuant to long-term management agreements and included in the SHOP reportable business segment.

Triple-Net Leased Properties

Each of our leases with Brookdale Senior Living, Ardent and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Ardent and Kindred leases is guaranteed by a corporate parent. The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the year ended December 31, 2022. See “Risk Factors—Our Business Operations and Strategy Risks—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale Senior Living, Ardent, Kindred, Atria and Sunrise.” included in Part I, Item 1A of this Annual Report.

Brookdale Senior Living Lease

As of December 31, 2022, we leased 121 properties (excluding nine properties managed by Brookdale Senior Living pursuant to long-term management agreements and included in the SHOP reportable business segment) to Brookdale Senior Living pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Brookdale Lease”). The aggregate contractual base rent due to us from Brookdale Senior Living in 2022 was approximately $105.9 million, and the current aggregate contractual base rent (computed in accordance with GAAP) is approximately $148.8 million. The difference between the aggregate contractual base rent due in 2022 and the current aggregate contractual base rent (computed in accordance with GAAP) is, in part, a result of the amortization over the remaining lease term of $235 million of up-front consideration received as part of certain amendments to the Brookdale Lease in July 2020.

Under the terms of the Brookdale Lease, base rent escalates annually at 3% per annum, which escalation commenced on January 1, 2022. The existing term of the Brookdale Lease expires December 31, 2025 and Brookdale has the option to renew such term for two, 10-year extensions at the greater of escalated rent and fair market rent. The Brookdale Lease is guaranteed by Brookdale Senior Living, Inc.

In addition, we hold warrants for 16.3 million shares of Brookdale Senior Living common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share. The warrants are classified within other assets on our Consolidated Balance Sheets and measured at fair value with changes in fair value being recognized within other expense in our Consolidated Statements of Income.

Ardent Lease

As of December 31, 2022, we leased 11 properties (excluding 19 MOBs leased to Ardent under separate leases included in our office operations segment) to Ardent pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Ardent Lease”). The aggregate 2022 contractual base rent due to us from Ardent was approximately $130.4 million, and the current aggregate contractual base rent (computed in accordance with GAAP) was approximately $130.5 million. Under the terms of the Ardent Lease, base rent escalates annually by the lesser of four times the increase in the Consumer Price Index for the relevant period and 2.5%. The existing term of the Ardent Lease expires August 31, 2035 and Ardent has the option to renew such term for one, 10-year extension at contractual escalated rent. The Ardent Lease is guaranteed by the Ardent parent company.

We also hold a 9.8% ownership interest in Ardent, which entitles us to customary minority rights and protections, as well as the right to appoint one member to the Ardent Board of Directors. We account for our investment in Ardent under the equity method of accounting. In September 2022, Ardent’s majority equity owner entered into a definitive purchase agreement to sell a minority equity investment in Ardent to a third-party investor. We have the right to, and have elected to, participate in the proposed transaction by selling approximately 24% of our ownership interest to the third-party investor on the same terms. The transaction is subject to customary closing conditions, including regulatory approvals, and we cannot assure you that the transaction will close or, if it does close, when the closing will occur.

Kindred Lease

As of December 31, 2022, we leased 29 properties to Kindred pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Kindred Lease”). Pursuant to the Kindred Lease, the 29 properties are divided into two groups. The first group is composed of six properties (“Group 1”) and the second renewal group is composed of 23 properties (“Group 2”).

The aggregate 2022 contractual base rent due to us from Kindred was approximately $132.1 million, and the current aggregate contractual base rent (computed in accordance with GAAP) was approximately $134.1 million. Kindred is also obligated to pay additional rent in respect of the Group 1 properties equal to a percentage of aggregate patient revenues over a specified threshold. Base rent escalates annually (a) based on year-over-year changes in CPI, subject to a floor and cap, for 25 properties; and (b) 2.7% for four properties. The base rent escalator with respect to seven properties is contingent upon satisfaction of specified facility revenue parameters.

The existing term of the Kindred Lease expires on April 30, 2028 for Group 1 and April 30, 2025 for Group 2. Kindred has the option to renew the Group 1 properties for two, 5-year extensions at the greater of escalated rent and fair market rent. Kindred has the option to renew the Group 2 properties for one, 5-year extension at escalated rent and, following that, two additional 5-year extensions at the greater of escalated rent and fair market rent. The Kindred Lease is guaranteed by a parent company.

Senior Housing Operating Portfolio

As of December 31, 2022, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 334 of the senior housing communities in our SHOP segment. Under these management agreements, the operators receive annual management fees which are calculated based on various performance measures, including revenue, NOI and other objective financial metrics. Collectively, management fee calculations typically result in the operators receiving annual management fees ranging from 4.5% to 7% of revenues generated by the applicable properties and, in some cases, additional management fees based on the achievement of specified performance targets.

Atria Senior Living Management Agreements

As of December 31, 2022, Atria managed 242 communities for Ventas pursuant to multiple management agreements (collectively, the “Atria Management Agreements”). Our Atria Management Agreements have initial terms expiring between 2024 and 2041. In some cases, the Atria Management Agreements include mutual renewal provisions. Ventas has the ability to terminate some or all of the Atria Management Agreements upon certain events with or without the payment of a fee. By way of example, Ventas has the right to terminate Atria’s management of 91 communities that were historically managed by Holiday Senior Living upon short term notice.

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, as well as the right to appoint two members to the Atria Board of Directors. We account for our investment in Atria under the equity method of accounting.

Sunrise Senior Living Management Agreements

As of December 31, 2022, Sunrise managed 92 communities for Ventas pursuant to multiple management agreements (collectively, the “Sunrise Management Agreements”). Our Sunrise Management Agreements have initial terms expiring between 2035 and 2040. Ventas has the ability to terminate some or all of the Sunrise Management Agreements upon certain circumstances with or without the payment of a fee.

Competition

We generally compete for investments in healthcare real estate with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Our Business Operations and Strategy Risk—Our ongoing strategy depends, in part, upon identifying and consummating future investments and effectively managing our expansion opportunities.” included in Part I, Item 1A of this Annual Report and “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our tenants and managers also compete on a local and regional basis with other healthcare operating companies that provide comparable services. Operators of healthcare real estate compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. With respect to MOBs and life science, research and innovation centers, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system or university, physician preferences and proximity to hospital or university campuses or life science centers and quality of lab space. The ability of our tenants, operators and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Our Legal, Compliance and Regulatory Risks—We and our tenants, borrowers and managers may be adversely affected by regulation and enforcement.” included in Part I, Item 1A of this Annual Report.

Human Capital Management

At Ventas, our experienced team drives our success and creates value. As of December 31, 2022, we had 451 employees, none of which are subject to a collective bargaining agreement.

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

The Compensation Committee and Nominating, Governance and Corporate Responsibility Committee of our Board of Directors provide oversight on certain human capital matters, including our Diversity, Equity and Inclusion (“DE&I”) efforts, goals and framework. We typically report on human capital matters at each regularly scheduled meeting of the Compensation

Committee, on DE&I matters at each regularly scheduled meeting of the Nominating, Governance and Corporate Responsibility Committee and periodically (and at least annually) to our Board of Directors. The most significant human capital measures and objectives that we focus on include the topics described below.

Talent Acquisition, Development and Retention

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

DE&I

Ventas has a long-standing commitment to DE&I. We have established a DE&I framework centered around key pillars of people, culture, investment and financial, and changing our society and investing in our communities. To develop action plans for each focus area of our DE&I framework, we have established a diverse, multi-disciplinary DE&I Committee with representation across job function, level and geography. Divided into subcommittees representing each area of the framework, team members are tasked with mobilizing a strategic and coordinated effort to create positive change across our company. Development and execution of the DE&I framework is a core component of our long-term incentive compensation program. As of December 31, 2022, our workforce is 53% male and 47% female, and our Board of Directors is 50% diverse by gender or ethnicity, with two of the three NYSE-required Board committees chaired by women.

Health & Safety

Ventas is committed to the health and safety of its employees. Helping to make our workplaces secure and hazard-free is a responsibility shared with each Ventas employee. Our commitment to health and safety is maintained by effective administration, training and education, and we expect our operating and development partners to comply with applicable company and legal requirements.

Environmental, Social, and Governance

Ventas recognizes that responsible and sustainable practices are essential to delivering superior long-term results. Our integrated approach to Environment, Social and Governance (“ESG”) is structured around eight key topics organized into three strategic pillars: People, Performance and Planet, which are underpinned by strong governance and a focus on health and safety. This approach integrates ESG principles throughout our business, ensures focus and reporting on the most relevant issues and motivates our daily efforts. Ventas has set measurable goals related to each of our key ESG topics, including targets to reduce greenhouse gas emissions, energy, water and waste. Progress against our goals is reported annually in our Corporate Sustainability Report.

Ventas convenes a cross-functional ESG Steering Committee, which provides oversight and monitoring of our ESG strategy and is led by our Chairman and CEO and overseen by our Vice President, Corporate ESG & Sustainability. In addition, we typically report on ESG matters at each regularly scheduled meeting of the Nominating, Governance and Corporate Responsibility Committee and periodically (and at least annually) to our Board of Directors.

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

We maintain the property insurance for a vast majority of our properties in our office operations and SHOP reportable business segments. We also maintain liability insurance for certain office properties, as well as the general and professional liability insurance for certain senior housing communities and related operations in our SHOP reportable business segment. However, some senior housing managers maintain the general and professional liability insurance for our senior housing communities and related operations that they manage in accordance with the terms of our management agreements.

Through our office operations, we provide engineering, construction and architectural services in connection with new development projects, and we maintain and cause tenants, contractors, design professionals and other parties involved with such services to maintain property and liability insurance with respect to those activities.

In May 2020, the Company formed a wholly owned captive insurance company, which provides insurance coverage for losses below the deductible and within the self-insured retention of the commercial property, general and professional liability insurance that we maintain for certain of our office and senior housing locations. The Company created this captive as part of its overall risk management program and to stabilize insurance costs.

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

GOVERNMENT REGULATION

CARES Act and Similar Governmental Funding Programs

In response to the COVID-19 pandemic, in 2020, Congress enacted a series of economic stimulus and relief measures through the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”) and the Consolidated Appropriations Act, 2021 (“CAA”). In total, the CARES Act, the PPPHCE Act and the CAA authorized approximately $175 billion to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”), which is administered by the U.S. Department of Health & Human Services (“HHS”). These grants are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions, including not using grants received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse, reporting and record keeping requirements and cooperating with any government audits.

We applied for and received grants from the Provider Relief Fund in late 2020 through 2022 on behalf of the assisted living communities in our senior living operations segment. Many of our tenants, managers, borrowers and unconsolidated entities also received grants from the Provider Relief Fund. As a recipient of funds from the Provider Relief Fund, we are required to comply with detailed reporting requirements specified by HHS, including in some instances by providing a third-party audit of the use of the funds received in accordance with Generally Accepted Government Auditing Standards or in conformance with the requirements of 45 CFR §75.514. In addition, the HHS Office of Inspector General and the Pandemic Response Accountability Committee each have the right to conduct their own audits of our use of funds from the Provider Relief Fund and HHS has the right to recoup some or all of the payments if it determines those payments were not made or the funds not used in compliance with its rules, regulations and interpretive guidance.

We, and our tenants, borrowers, managers and unconsolidated entities also received grants administered by other domestic, foreign, local, regional or national governments on behalf of our senior housing communities to partially mitigate losses attributable to COVID-19.

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers in response to the COVID-19 pandemic, which benefited our tenants and our senior living operations segment to varying degrees. This assistance included Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made accelerated payments of Medicare funds available in 2020 in order to increase cash flow to providers. These accelerated payments are repaid by recoupment from future Medicare payments owed to providers beginning one year from the date the payment was issued. The Cares Act and related legislation also temporarily suspended Medicare sequestration payment adjustments, expanded coverage of COVID-19 testing and preventive services, addressed healthcare workforce needs and eased other legal and regulatory burdens on healthcare providers.

There remains a high degree of uncertainty surrounding the implementation, interpretation and application of the CARES Act, the PPPHCE Act and the CAA and the rules, regulations and guidance thereunder. See “Risk Factors—COVID-19 Risks—There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other pandemic-related legislation and any future COVID-19 relief measures. There can be no assurance as to the total amount of financial assistance we or our tenants or borrowers will receive or retain.” included in Part I, Item 1A of this Annual Report.

Federal, state and local governments and agencies implemented or announced other programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which benefited our tenants, borrowers, managers and our senior living operations segment, but that impose significant regulatory and compliance obligations.

Certain aspects of federal, state and local governmental programs may be contingent upon the continued effectiveness of COVID-19 federal, state or local public health emergency declarations. On January 20, 2023, President Biden announced plans to extend the federal COVID-19 national and public health emergencies to May 11, 2023, and then end both emergencies on that date.

United States Healthcare Regulation, Licensing and Enforcement

Overview

We, along with our tenants, borrowers, and managers in the United States, are subject to or impacted by extensive and complex federal, state and local healthcare laws and regulations, including laws and regulations relating to quality of care, licensure and certificates of need (“CON”), conduct of operations, government reimbursement, such as Medicare and Medicaid, fraud and abuse, qualifications of personnel, appropriateness and classification of care, adequacy of plant and equipment and data security and privacy. Although the effects of these laws and regulations on our business are typically indirect, some of these laws and regulations apply directly to us and the senior housing communities in our senior living operations segment, where we generally hold the applicable healthcare licenses and enroll in applicable reimbursement programs. Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal, and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by us or our tenants, borrowers or managers could have a significant effect on our and their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors—Our Legal, Compliance and Regulatory Risks” in Part I, Item 1A of this Annual Report.

Licensure, Certification and CONs

Regulation of senior housing communities consists primarily of state and local laws that may require licenses, certifications and permits, and may vary greatly from one jurisdiction to another. Our senior housing communities that receive Medicaid payments are also subject to extensive federal laws and regulation. Inpatient rehabilitation and long-term acute care facilities, health systems, and skilled nursing facilities, which we do not directly operate, are typically subject to extensive federal and state regulation and must hold various licenses, certifications, and permits. Licensure and certification may be conditioned on requirements related to, among other things, the quality of medical care provided by an operator, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment and continuing compliance with applicable laws and regulations. Federal and state government agencies issued additional requirements in connection with the COVID-19 pandemic, some of which impose COVID-19 testing, reporting and other requirements.

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

Reimbursement

Sources of revenue for us and some of our tenants include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs, and non-governmental third-party payors, such as insurance carriers and health maintenance organizations. Medicare is a federal health insurance program for persons aged 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program for eligible needy persons that is funded jointly by federal and state governments and administered by the states. Medicaid eligibility requirements and benefits vary by state. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, regulations and administrative and judicial interpretations of existing law.

As federal and state governments face significant budgetary pressures, they continue efforts to reduce Medicare and Medicaid spending through methods such as reductions in reimbursement rates and increased enrollment in managed care programs. Private payors, such as insurance companies, are typically for-profit companies and are continuously seeking opportunities to control healthcare costs. In some cases, private payors rely on government reimbursement systems to determine reimbursement rates, such that reductions in Medicare and Medicaid payment rates may negatively impact payments from private payors. These changes may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and managers. Additionally, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that directly or indirectly affect reimbursement. Several of these laws, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care, such as accountable care organizations and bundled payments. It is difficult to predict the nature and success of future financial or delivery system reforms, but changes to reimbursement rates and related policies could adversely impact our and our tenants’ results of operations.

For the year ended December 31, 2022, approximately 7.0% of our total revenues and 15.6% of our total NOI were attributable to acute and post-acute healthcare facilities in which our third-party tenants receive reimbursement for their healthcare services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those leased facilities.

Data Privacy and Security

Privacy and security regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), restrict the use and disclosure of individually identifiable health information (“protected health information” or “PHI”), provide for individual rights and require safeguards for PHI and notification of breaches of unsecure PHI. Entities subject to HIPAA include most healthcare providers, including some of our tenants and borrowers. These covered entities are required to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. Business associates of covered entities who create, receive, maintain or transmit PHI are also subject to certain HIPAA provisions. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties.

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

International Healthcare Regulation

We own senior housing communities in Canada and the United Kingdom. Senior living residences in Canada are provincially regulated. Within each province, there are different categories for senior living residences that are generally based on the level of care sought or required by a resident (e.g., assisted or retirement living, senior living residences, residential care, long-term care). In some of these categories and depending on the province, residences may be government funded, or the individual residents may be eligible for a government subsidy, while other residences are exclusively private-pay. The governing legislation and regulations vary by province, but generally impose licensing requirements and requirements related to quality control, public health, infection control and other care-related operating standards. These laws empower regulators in each province to take a variety of steps to ensure compliance, conduct inspections, issue reports and generally regulate the industry. Our communities in Canada are also subject to privacy legislation, including, in certain provinces, privacy laws specifically related to personal health information. Although the obligations of senior living residences in the various provinces differ, they all include the obligation to protect personal information. The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts. Our senior living residences in Canada are also subject to a variety of other laws and regulations, including minimum wage standards and other employment laws.

In the United Kingdom, our senior housing communities are principally regulated as “care home services” under the Health and Social Care Act 2008. This legislation subjects service providers to standards of care and requires, among other things, that all persons carrying out such activities, and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws and regulations governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws take the form of the U.K.’s Data Protection Act 2018. The Data Protection Act imposes a significant number of obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater. Our business operations in the United Kingdom are also subject to a range of other regulations, such as the U.K. Bribery Act 2010.

The United Kingdom exited from the European Union on January 31, 2020 (“Brexit”). The impact of Brexit on the healthcare industry will depend on a variety of factors, including the evolution of healthcare regulatory and immigration policy and the broader economic outlook in the United Kingdom.

Regulation Impacting Life Science, Research and Innovation Centers

We lease a number of our assets to tenants in the life science, research and innovation sector, which includes university-affiliated organizations and private sector companies. These tenants may be dependent on private investors, the federal government or other sources of funding to support their activities. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. Therefore, our tenants in the life science, research and innovation industry face high levels of regulation, expense and uncertainty. See “Risk Factors—Environmental, Economic and Market Risks—Our life science, research and innovation tenants face unique levels of regulation, expense and uncertainty.” included in Part I, Item 1A of this Annual Report.

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

Under the terms of our leases and loans, we generally have a right to indemnification by the tenants of our properties or borrowers for any contamination caused by them.

In some instances, we have also agreed to indemnify our tenants and managers against any environmental claims (including penalties and cleanup costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time before the applicable lease commencement date. With respect to our senior living operating portfolio, we have agreed to indemnify our managers against any environmental claims (including penalties and cleanup costs) resulting from any condition on those properties.

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

The COVID-19 pandemic, policy and other actions taken in response to the pandemic and their respective extended consequences have materially and negatively impacted our businesses in a number of ways and are expected to continue to do so. For instance, our financial results have been adversely impacted by increased operating costs at our senior housing communities as a result of labor pressures, public health measures and other operational and regulatory dynamics attributable or related to the pandemic and decreased revenues due to a reduction in occupancy in these communities. Many of our tenants, managers and borrowers have also incurred significant costs or losses or are under increased financial pressure as a result of the pandemic and its extended consequences, including as a result of increased expenses due to labor and inflationary pressures and rising interest rates and decreased revenues, which increases the risk that they are unable to comply with their obligations to us.

The effects of shelter-in-place and stay-at-home orders, if re-imposed, and the trend toward increased remote and hybrid work arrangements could strain our business continuity plans, increase operational risk, including cybersecurity risk, and impair our ability to manage our business. As a result of the pandemic, our non-field-based employees have operated in a primarily fully or partially remote working environment. Those employees have now shifted to a hybrid work model that supports a blend of in-office and remote work. While a hybrid work model offers flexibility to employees that may support our talent acquisition, retention and engagement efforts, it also creates inherent productivity, connectivity and oversight challenges. We may experience increased costs and disruption as we adjust to this work model or as the work model continues to evolve. We may face challenges in operating effectively and maintaining our corporate culture.

Senior housing communities have been disproportionately impacted by COVID-19. Lower labor force participation rates and inflationary pressures affecting wages have driven increased labor expenses across senior housing communities, with our tenants, managers and borrowers implementing higher wage rates, more costly overtime and usage of contract labor to address these challenges. Our tenants, managers and borrowers have experienced significant cost increases as a result of increased health and safety measures, increased governmental regulation and compliance, vaccine mandates and other operational changes necessitated either directly or indirectly by the COVID-19 pandemic. Many of these expenses have remained at these higher levels even as the COVID-19 pandemic has subsided. Increases in labor or other operating costs affects the net operating income of our SHOP segment and could affect the ability of our triple-net tenants and borrowers to meet their obligations to us, which in turn, could adversely affect our triple-net leased segment.

The ongoing COVID-19 pandemic has also, to varying degrees during the course of the pandemic, prevented prospective occupants and their families from visiting our senior housing communities and limited the ability of new occupants to move into our senior housing communities. The ongoing impact of the pandemic and its extended consequences on occupancy remains uncertain, especially as new strains of COVID-19 and other viruses and infections, such as flu and respiratory syncytial virus (RSV), arise and spread and clinical trends fluctuate. Any decrease in occupancy would affect the net operating income of our SHOP segment and could affect the ability of our triple-net tenants and borrowers to meet their obligations to us, which in turn, could adversely affect our triple-net leased segment.

Across our asset classes, the ongoing impact of the COVID-19 pandemic, policy and other actions taken in response to the pandemic and their respective extended consequences create a heightened risk of financial deterioration, including bankruptcy or insolvency, of our tenants, borrowers, managers and other obligors due to factors such as decreased occupancy, increased labor and other operating expenses, increased interest rates, medical practice disruptions resulting from increased hospitalizations or restrictions on elective procedures, difficulty procuring necessary products and services, delays and suspensions in the issuance of permits or other required authorizations and exposure to increased litigation and regulatory risk. Various federal, state, local and foreign governments have in the past enacted, and may in the future enact, laws, regulations or moratoriums that limit our ability to terminate a lease, evict a tenant or pursue other remedies where the tenant has been impacted by the COVID-19 pandemic. Where such laws, regulations or moratoriums are in effect, we may incur significant costs and it may take a significant amount of time to ultimately evict or pursue remedies against a tenant who is not meeting its contractual rent or other obligations. See also “—If our tenants’, managers’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected” and “—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors.”.

The COVID-19 pandemic, policy and other actions taken in response to the pandemic and their respective extended consequences have impacted the macroeconomic environment and global financial markets in significant ways, including through increased rates of inflation and interest rates and increasing labor pressure. These consequences have adversely impacted and may continue to adversely impact our business, financial condition and results of operations and that of our tenants, managers and borrowers. See also “—Risks Related to Our Business Operations and Strategy-Macroeconomic trends including rising labor costs and historically low unemployment, increases in inflation and rising interest rates may adversely affect our business and financial results.”.

The COVID-19 pandemic, policy and other actions taken in response to the pandemic and their respective consequences have exacerbated, and may continue to exacerbate, the magnitude of other risks. Today, the trajectory and future impact of the COVID-19 pandemic, policy and other actions taken in response to the pandemic and their respective extended consequences remain highly uncertain. This uncertainty itself has impacted our business, including our ability to plan for and execute on strategic initiatives, to take defensive or offensive actions to effectively and efficiently manage risk and to manage the dynamic forces of volatile and tightening labor markets.

The extent of the continuing effect of the pandemic, policy and other actions taken in response to the pandemic and their respective extended consequences on our operational and financial performance will depend on a variety of factors, including the rise of new variants of the COVID-19 virus and the effectiveness of available vaccines and therapeutics against those variants; the availability and accuracy of testing; the rate of acceptance of available vaccines, vaccine boosters and therapeutics; the speed at which available vaccines, including boosters and updated versions of vaccines, and therapeutics can be successfully deployed; the rise and spread of other health conditions, such as flu and RSV; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; the ongoing impact on the macroeconomic environment and global financial markets, including on inflation, interest rates and the labor market; and on other future developments, including the ultimate duration, spread and intensity of new outbreaks of COVID-19 and other conditions, such as flu and RSV, the extent to which governments impose, rollback or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants, managers and borrowers.

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other pandemic-related legislation and any future COVID-19 relief measures. There can be no assurance as to the total amount of financial assistance that we or our tenants, managers or borrowers will receive or retain.

In response to the COVID-19 pandemic, the CARES Act, the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021 authorized funds to be distributed to healthcare providers through the Provider Relief Fund, which is administered by the HHS. These grants were intended to reimburse eligible providers for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions, including reporting, record maintenance and audit requirements and not using grants received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse. Federal, state and local governments and agencies implemented or announced other programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which benefited our tenants, borrowers, managers and our SHOP segment, but that impose significant regulatory and compliance obligations.

We applied for and received from the Provider Relief Fund in late 2020 through 2022 on behalf of the assisted living communities in our SHOP segment. Many of our tenants, managers and borrowers also received grants from the Provider Relief Fund. As a recipient of funds from the Provider Relief Fund, we are required to comply with detailed reporting requirements specified by HHS, including in some instances by providing a third-party audit of the use of the funds received in accordance with Generally Accepted Government Auditing Standards or in conformance with the requirements of 45 CFR §75.514. In addition, the HHS Office of Inspector General and the Pandemic Response Accountability Committee each have the right to conduct their own audits of our use of funds from the Provider Relief Fund and HHS has the right to recoup some or all of the payments if it determines those payments were not made or the funds not used in compliance with its rules, regulations and interpretive guidance.

There remains a high degree of uncertainty surrounding the implementation, interpretation and application of the CARES Act, the PPPHCE Act, the CAA and other federal, state and local government pandemic relief programs, and the rules, regulations and guidance thereunder. There can be no assurance that we or our tenants, managers or borrowers are or will remain in compliance with all requirements related to the payments received under the Provider Relief Fund or other government relief programs, that the terms and conditions of the Provider Relief Fund grants or other government relief programs will not change or be interpreted in ways that affect our ability or the ability of our tenants, managers and borrowers to comply with such terms and conditions (which could affect the ability to retain any grants or other funds), the amount of total financial grants or other funds that we or our tenants, managers or borrowers may ultimately receive or our or their eligibility to participate in any future funding. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, financial condition and results of operations.

Risks Related to Our Business Operations and Strategy

Macroeconomic trends including rising labor costs and historically low unemployment, increases in inflation, changes in exchange rates and rising interest rates may adversely affect our business and financial results.

Macroeconomic trends, including rising labor costs and historically low unemployment, increases in inflation, changes in exchange rates and rising interest rates, may adversely impact our business, financial condition and results of operations. Increased labor costs and a shortage of available skilled and unskilled workers has and may continue to increase the cost of staffing our or our tenants’, managers’ or borrowers’ workforce, including employees at our senior housing communities. To the extent we or our tenants, managers or borrowers cannot hire sufficient workers, we or they may become dependent on high-cost alternatives to meet labor needs, including contract and overtime labor. If we or they are unable to hire and fill necessary positions, our respective businesses may suffer, causing us or them to forego potential revenue and growth or affecting our or their ability to effectively manage risk. Rising labor expense may result in decreased operating net income.

We and our tenants, managers and borrowers compete with various other companies in attracting and retaining qualified and skilled personnel who are responsible for our day-to-day operations. Competitive pressures, including historically low unemployment and rising inflation, may require that we or our tenants, managers and borrowers enhance pay and benefits packages to compete effectively for such personnel or use more costly contract or overtime labor. We and our tenants, managers and borrowers may not be able to offset such additional costs by increasing the rates we charge, whether to residents, tenants or others. If there is an increase in these costs or if we or our tenants, managers and borrowers fail to attract and retain qualified and skilled personnel, our respective businesses and operating results could be adversely affected.

The COVID-19 pandemic, policy and other actions taken in response to the pandemic and other recent events, such the conflict between Russia and Ukraine and supply chain disruptions, have exacerbated, and may continue to exacerbate, increases in the consumer price index. Many of our costs and the costs of our tenants, managers and borrowers, including operating and administrative expenses, interest expense and real estate acquisition and construction costs, are subject to inflation. These include expenses for property-related contracted services, utilities, repairs and maintenance and insurance and general and administrative costs including compensation costs, technology services and professional service fees. See also “—We may face increased risks and costs associated with volatility in materials and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects.”. Property taxes are also impacted by inflationary changes because taxes in some jurisdictions are regularly reassessed based on changes in the fair value of our properties. We may not be able to offset such additional costs by passing them through, or increasing the rates we charge, to residents and tenants. If there is an increase in these costs, our business, cash flows and operating results could be adversely affected.

Additionally, U.S. government policies implemented to address inflation, including actions by the Board of Governors of the Federal Reserve System ("the U.S. Federal Reserve") to increase interest rates, could negatively impact consumer spending, our and our tenants’, managers’ and borrowers’ businesses, and future demand for our properties. In particular, primarily in response to concerns about inflation, the U.S. Federal Reserve significantly raised its benchmark federal funds rate, which has led to increases in interest rates in the credit markets and other impacts on the macroeconomic environment. The U.S. Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of lower asset values, slowing economic growth and a recession. The increase in interest rates may continue to have an adverse impact on us and our tenants, managers and borrowers. See also “—Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations”, “—If our tenants’, managers’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected.”

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

A substantial portion of our value is derived from properties in California, New York, Texas, Pennsylvania and Illinois, and as a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, changing demographics, increased construction and competition or decreased demand for our properties, regional climate events, such as wildfires or storms, and changes in state-specific legislation, which could adversely affect our business, financial condition and results of operations.

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

The historically low unemployment rate and tight labor market may make it difficult for us to hire skilled and unskilled employees to meet our staffing needs. Competition for talented employees is intense, and we cannot assure you that we will retain our employees or that we will be able to attract and retain other highly qualified individuals in the future. The COVID-19 pandemic and its extended consequences could negatively affect the health, availability and productivity of our current personnel and have impacted our ability to recruit and attract new employees and retain current employees, particularly as remote and hybrid work arrangements and their impact on the market for talent remains uncertain. If our long-term compensation and retention plans and succession plans are not effective, if we lose any one or more of our key officers and employees or are unable to maintain appropriate staffing or operate below capacity – causing us to forego potential revenue and growth opportunities and affecting our ability to effectively manage risk – our business could be adversely affected.

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

We have limited rights to direct or influence the business or operations of the properties in our senior housing operating portfolio. However, as the owner and manager of senior housing properties we are ultimately responsible for all operational risks and other liabilities of such properties, other than those arising out of certain actions by our managers, such as gross negligence, fraud or willful misconduct. These risks include, and our resulting revenues are impacted by, among other things, fluctuations in occupancy levels, the inability to charge desirable resident fees (including anticipated increases in those fees), increases in the cost of food, materials, energy, labor (as a result of labor shortages, unionization, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, changes in management or equity, accounting misstatements, professional and general liability claims, litigation and regulatory actions, and the availability and cost of insurance. Any one or a combination of these factors could result in deficiencies in our SHOP segment, which could adversely affect our business, financial condition and results of operations. Such operational risks could also arise as a result of our ownership of office buildings, and which could also adversely affect our business, financial condition and results of operations.

We generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment. This subjects us to potential liability under various healthcare laws and regulations. Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal and administrative penalties, including: the loss or suspension of accreditation, licenses or certificates of need; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal, state and foreign healthcare programs or community closure.

A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale Senior Living, Ardent, Kindred, Atria and Sunrise.

As of December 31, 2022, Atria managed 242 of our consolidated senior housing communities and Sunrise managed 92 of our consolidated senior housing communities pursuant to long-term management agreements. As of December 31, 2022, our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 121 properties, 30 properties and 29 properties, respectively. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI.

We rely on Atria and Sunrise to manage a significant portion of the properties in our SHOP segment, including by setting appropriate resident fees, managing expenses, providing accurate property-level financial results in a timely manner and otherwise operating our senior housing communities profitably and in compliance with the terms of our management agreements and all applicable law and regulation. Any adverse developments in such managers’ business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could adversely affect the financial performance of our properties and our business, financial condition and results of operations. If either Atria or Sunrise experience financial, legal, accounting, regulatory or other difficulties that impact their financial stability, our business, financial condition and results of operations could be adversely affected.

We depend on Brookdale Senior Living, Ardent and Kindred to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing, if any, affecting the properties they lease from us. These tenants have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. We cannot assure you that they will be able to, or will continue to, satisfy their obligations to us, and any failure, inability or unwillingness by them to do so could adversely affect our business, financial condition and results of operations. Any failure by any one of Brookdale Senior Living, Ardent or Kindred to effectively conduct its operations or to maintain and improve the properties they lease from us could adversely affect their financial condition and, in turn, our business, financial condition and results of operations.

If our tenants’, managers’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected.

We rely heavily on our tenants, managers and borrowers and their ability to perform their obligations to us, regardless of whether our relationship is structured as a triple-net lease, as a management contract or as a loan. Any of our tenants, managers or borrowers may experience a weakening in their overall financial condition, including as a result of deteriorating operating performance, changes in industry or market conditions, including supply-demand dynamics, rising interest rates or inflation, or other factors. If their financial condition deteriorates, they may be unable or unwilling to make payments or perform their obligations to us in a timely manner if at all. Although we generally have the right under specified circumstances to terminate a lease, evict a tenant, terminate our management agreements, demand immediate repayment of outstanding loan amounts or pursue other remedies, we may not be able to enforce these rights, or we may determine it is not prudent to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

In some cases, our tenants, managers and borrowers may rely on reimbursements from governmental programs for a portion of their revenues. Changes in reimbursement policies and other governmental regulation resulting from actions by the U.S. Congress, U.S. executive orders or other governmental or regulatory agencies may result in reductions in our tenants’, managers’ or borrowers’ revenues, operations and cash flows and affect our tenants’, managers’ or borrowers’ ability to meet their obligations to us. Failure to comply with reimbursement regulations or other laws applicable to healthcare providers could result in penalties, fines, litigation costs, lost revenue or other consequences, which could adversely impact our tenants’ ability to make contractual rent payments to us or adversely impact our cash flows from operations under a management arrangement. Our tenants, managers and borrowers who operate senior housing communities often depend on private pay sources consisting of the income or assets of residents or their family members to pay fees. Costs associated with independent and assisted living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid.

Our tenants, managers and borrowers depend on their ability to attract seniors, patients and other users of their services to their businesses, which may be affected by many factors, including, among other factors: (i) prevailing economic conditions and market trends, including market volatility, inflation and the strength of the economy generally and the housing market in particular; (ii) the ability to pay for such services, either through private resources or government reimbursement programs; (iii) consumer confidence; (iv) demographics; (v) property conditions; (vi) clinical conditions and safety, including as a result of a severe cold and flu season, an epidemic or any other widespread illness, such as that seen throughout the COVID-19 pandemic; (vi) public perception about such healthcare services; and (vii) social and environmental factors.

If our tenants, managers or borrowers fail to effectively conduct their operations, or to maintain and improve our properties on our behalf, it could adversely affect (i) their ability to attract and retain patients and residents in our properties, which could have an adverse effect on our and our tenants’, managers’ or borrowers’ business, financial condition or results of operations and (ii) our business reputation as the owner of the properties and the business reputation of our tenants, managers or borrowers. Further, if a tenant, manager or borrower defaults or fails to pay its outstanding obligations at a time when terminating our agreement with, or replacing, such tenant, manager or borrower may be extremely difficult or impossible, including as a result of the COVID-19 pandemic, we may elect instead to amend such agreement with such tenant, manager or borrower. However, such amendments may be on terms that are less favorable to us than the original agreements and may have a material adverse effect on our results of operations and financial condition.

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

We lease a significant number of our properties to tenants, operate a significant number of our properties through third-party managers and provide financing to third-party borrowers. We have limited control over the success or failure of our tenants’, managers’ and borrowers’ businesses, and, at any time, a tenant, borrower or manager may experience a downturn in its business that weakens its financial condition. If that happens, the tenant, borrower or manager may fail to make payments or meet its other obligations to us, which could have an adverse impact on our results of operations and financial condition.

A downturn in any one of our tenants’, borrowers’ or managers’ businesses could ultimately lead to its bankruptcy if it is unable to timely resolve the underlying causes, which may be largely outside of its control. Bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of our rights and remedies unenforceable or delay our ability to pursue such rights and remedies and realize any recoveries. For example, we cannot evict a tenant solely because it has filed a bankruptcy petition. A debtor-lessee may reject our lease in a bankruptcy proceeding, and any claim we have for unpaid rent might not be paid in full. We also may be required to fund certain expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant or manager.

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

See also “—If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment” below.

We may be required to recognize reserves, allowances, credit losses or impairment charges.

Declines in the value of our properties or other assets or loan collateral, financial deterioration of our borrowers or other obligors or other factors may result in the recognition of reserves, allowances, credit losses or impairment charges. Our determination of such reserves, allowances or credit losses relies on estimates regarding the fair value of any loan collateral, which is a complex and subjective process. In addition, we evaluate our assets for impairments based on various triggers, including market conditions, our current intentions with respect to holding or disposing of the assets and the expected future undiscounted cash flows from the assets. Impairments, reserves, allowances and credit losses are based on estimates and assumptions that are inherently uncertain, may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets. Any such impairment, reserve, allowance or credit loss, or any change in any of the foregoing, could have an adverse impact on our results of operations and financial condition.

See also “—If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment” and “—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors.”

If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.

Our tenants may not renew their leases with us, and our managers may not renew their management agreements with us, beyond their current terms. For example, our leases of 23 LTACs to Kindred and 121 senior living assets to Brookdale are set to expire in 2025, though Kindred has the right to extend the term of its lease for an additional 5 years and Brookdale has the right to extend the term of its lease for an additional 10 years. Even if a tenant renews its lease with us, or a manager renews its management agreement with us, we cannot assure you that the renewals will be on favorable terms. Our leases and management agreements provide us, our tenants and our managers with termination rights in certain circumstances. If our leases or management agreements are not renewed or are otherwise terminated, we may attempt to reposition those properties with another tenant or manager, as applicable. We may not be successful in identifying suitable replacements or entering into leases, management agreements or other arrangements with new tenants or managers on a timely basis or on terms as favorable to us as our current leases or management agreements, if at all. We may be required to fund certain expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned.

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

Although our lease, loan and management agreements give us the right to exercise, under certain circumstances, certain remedies in the event of default on the obligations owing to us, we may decide not to exercise those remedies for one or more reasons. For example, we may not exercise remedies (or be successful in exercising remedies) if the terms are not enforceable, if the terms are too costly to enforce or if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches. We may also decide not to enforce other contractual protections, such as annual rent escalators, or the properties may not generate sufficient revenue to achieve the specified rent escalation parameters. Any of the risks described above could be exacerbated by new laws and regulations enacted during the COVID-19 pandemic or otherwise that limit our ability to enforce or terminate a lease, evict a tenant or pursue other remedies against tenants.

Even if we successfully foreclose on any collateral securing our mortgages and other loans, costs related to enforcement of our remedies, high loan-to-value ratios or declines in the value of the collateral could prevent us from realizing the full amount of our investment and we could be required to record a reserve or valuation allowance with respect to such loans. The collateral securing our mortgages and other loans may include equity interests in an entity with unexpected liabilities that limits the value of those equity interests, or the equity interests may be subject to securities law restrictions that limit our ability to sell those interests in a timely manner, if at all. The mortgages and other loans we hold may have other limiting characteristics that result in us not having full recourse to the collateral securing those obligations or may limit our flexibility if we foreclose on the collateral. For example, our mezzanine loan investments are subordinate to senior and/or secured indebtedness held by other investors that may encumber the same real estate, which may make foreclosing on such loans unfavorable and may afford such other investors the ability to extinguish our rights in the collateral. In connection with any foreclosure on any loan, we may be required to assume, replace or otherwise incur indebtedness, which may have an adverse effect on our financial condition. We may be unable to reposition any real property included in acquired collateral on a timely basis, if at all, or without making significant improvements or repairs. Any delay or costs incurred in selling or repositioning acquired collateral could adversely affect our ability to recover the full amount of our investment.

As of December 31, 2022, we recognized a $20.0 million allowance with respect to our $486.1 million cash-pay mezzanine loan (the “Santerre Mezzanine Loan”) to Santerre Health Investors, which is subordinate to the rights of a $1.0 billion principal amount senior loan (the “Santerre Senior Loan”). The Santerre Senior Loan is secured by a diverse pool of medical office, senior housing, skilled nursing and other healthcare assets and the Santerre Mezzanine Loan is secured by equity interests in entities that own those assets. Both loans are otherwise non-recourse to the borrower, subject to certain exceptions. There can be no assurance that the borrower will fully pay the principal and interest on the Santerre Mezzanine Loan when due, and we may be required to record additional allowances in the future, which may have an adverse impact on our results of operations and overall financial condition. In the event of a default under the Santerre Mezzanine Loan, and if we foreclose on the collateral securing the Santerre Mezzanine Loan, we may be required to repay, assume or refinance the existing $1.0 billion non-recourse senior secured loan. If we elect to foreclose on the collateral, we will incur additional expenses and there can be no assurance that we will recognize the full value of our initial investment and such action may adversely impact our results of operations and overall financial condition, including our leverage profile and liquidity. We also may be unable to successfully integrate the operations, personnel or systems of foreclosed assets, maintain consistent standards, controls, policies and procedures, retain key personnel or realize the anticipated benefits from the collateral should we elect to foreclose. The borrower has also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business, and we cannot assure you that the borrower will have sufficient assets, income and insurance coverage to enable them to satisfy their indemnification obligations to us. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Loans Receivable and Investments”.

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

There have been, and there are expected to continue to be, advances and changes in technology, payment models, healthcare delivery models, regulation and consumer behavior and perception that could reduce demand for on-site activities provided at our properties. For example, the increased demand in telehealth solutions could broadly impact market demand for our properties and cause long-term structural changes in the marketplace. If our tenants, managers or borrowers are unable to adapt to long-term changes in demand, their financial condition could be materially impacted and our business, financial condition and results of operations could suffer.

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

Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect certain of our tenants, specifically acute care hospitals and post-acute facilities. The U.S. Congress and certain state legislatures have introduced and passed a number of proposals and legislation designed to make major changes in the healthcare system, including changes that directly or indirectly affect reimbursement and the availability of home healthcare options. Several of these laws, including the Affordable Care Act, have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care, such as accountable care organizations and bundled payments. See “Government Regulation - United States Healthcare Regulation, Licensing and Enforcement” included in Part I, Item 1 of this Annual Report. These and other trends could significantly and adversely affect the profitability of these tenants, which could affect their ability to make payments or meet their other obligations to us or their willingness to renew their leases on terms that are as favorable to us, or at all.

The hospitals on or near the campuses where our MOBs are located and their affiliated health systems may not remain competitive or financially viable.

Our MOBs and other properties that serve the healthcare industry depend on the competitiveness and financial viability of the hospitals on or near the campuses where our properties are located and their ability to attract physicians and other healthcare-related clients to our properties. The viability of these hospitals, in turn, depends on a solid quality and mix of healthcare services provided, successful competition for patients, physicians and physician groups, positive demographic trends in the surrounding community, positive macroeconomic conditions, superior market position and growth potential as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near the campus where one of our properties is located fails or becomes unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, that hospital may be unable to compete successfully. That could adversely impact the hospital’s ability to attract physicians and other healthcare-related clients, and, in some cases, the hospital might even close or relocate. We rely on proximity to and affiliations with hospitals to create leasing demand in our MOB and similar properties. If a hospital moves, closes, doesn’t remain competitive or financially viable or can’t attract physicians and physician groups, our properties and our business, financial condition and results of operations could be adversely affected.

Our life science, research and innovation tenants face unique levels of expense and uncertainty.

Our life science, research and innovation tenants develop and sell products and services in an industry that is characterized by rapid and significant changes, evolving industry standards, significant research and development risk and uncertainty over the implementation of new healthcare reform legislation. These tenants, particularly those involved in developing and marketing pharmaceutical or other life science products, require significant outlays of funds for the research and development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their other obligations, including rent payments to us. Our tenants’ ability to raise capital depends on the timely success of their research and development activities, viability of their products and technologies, their financial and operating condition and outlook and the overall financial, banking and economic environment. If private investors, the federal government, universities, public markets or other sources of funding are unavailable to support these tenants because of general economic conditions, adverse market conditions or otherwise, a tenant may not be able to pay rent or meet its other obligations to us and its business may fail. The financing market for life science, research and innovation companies has been and may continue to be volatile, which may contribute to these risks.

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

We cannot assure you that any of our life science, research and innovation tenants will be successful in their businesses. Any tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making payments or satisfying its other obligations to us, which in turn could adversely affect our business, financial condition and results of operations. See also “—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.”

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

An important part of our business strategy is to continue to expand and diversify our portfolio, directly or indirectly with third parties, through accretive acquisition, investment, development and redevelopment activities in domestic and international healthcare real estate. Our ability to execute this strategy successfully is affected by many factors, including the significant competition we face for acquisition, investment, development and redevelopment opportunities, the availability of suitable opportunities, our relationships with current and prospective clients and partners, our ability to obtain debt and equity capital at costs comparable to or better than our competitors and lower than the yield we earn on our acquisitions or investments and our ability to negotiate favorable terms with counterparties, including buyers and sellers of assets. We compete for these opportunities with a broad variety of potential investors, including other healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have advantages compared to us, including greater financial resources and lower costs of capital. See “Business—Competition” included in Part I, Item 1 of this Annual Report. If we are unsuccessful at identifying and capitalizing on investment, acquisition, development and redevelopment opportunities and otherwise expanding and diversifying our portfolio, our growth and profitability may be adversely affected.

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

We have made and expect to continue to make significant acquisitions and investments as part of our overall business strategy. Investing in and acquiring healthcare real estate entails risks associated with real estate investments generally, including the risk that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that a tenant, manager or borrower will fail to meet performance expectations or their obligations to us. We also make acquisitions and investments outside the United States, which raises legal, economic and market risks associated with doing business in foreign countries, such as currency exchange fluctuations and foreign tax risks.

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

We have and may continue to develop and acquire properties in co-investment vehicles or joint ventures with other persons or entities when circumstances warrant the use of these structures. In 2020, we formed Ventas Investment Management (“VIM”) to combine our private capital management capabilities for certain assets under a single platform. We also own minority investments in properties and unconsolidated operating entities. These minority investments usually entitle us to typical rights and protections but inherently involve a lesser degree of control over business operations than if we owned a majority interest. In the future, we may enter into additional co-investments, partnerships and joint ventures, either through VIM or otherwise.

There can be no assurance that our co-investments, joint ventures, minority or other investments, which we refer to collectively below as investments and ventures, will be successful or meet our expectations. These investments and ventures involve significant risk, including, among others, the following:

•We may be unable to take actions that are opposed by our partners under arrangements that require us to share decision-making authority;
•For investments and ventures in which we have a noncontrolling interest, our partners may take actions that we oppose;
•If our partners become bankrupt, insolvent or otherwise fail to fund their share of required capital contributions or fulfill other partner obligations, we may choose to or be required to contribute that capital;
•Some of our investments and ventures may incur indebtedness; in some cases, we may guarantee the payment of such indebtedness, in whole or in part; depending on credit market conditions, the refinancing or payoff of such indebtedness may require equity capital calls, which we or our partner may not be capable of funding or which may be required at inopportune times;
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
•Our partners may be structured differently than us for tax purposes and this could create conflicts of interest, including with respect to our compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with REIT requirements;
•Our investments or ventures or our partners may be unable to meet their financial or other obligations to us or to the investment or venture, including any obligation to provide equity to the investment or venture or indemnify us or the investment or venture for losses;
•Our partners may have competing interests in our markets that could create conflicts of interest;
•We could experience an impasse on certain decisions where we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes;
•We could become engaged in a dispute with any of our partners that could lead to the sale of either parties’ ownership interest or the underlying assets;
•Disagreements with our partners could result in litigation or arbitration; and
•We may suffer other losses as a result of actions taken by our partners.

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

In certain circumstances, Ventas serves as managing member, general partner or controlling party with respect to investments and ventures, including the Ventas Fund and our joint venture with GIC. In such instances, we may face additional risks including, among others, the following:

•Ventas may have increased duties to the other investors or partners in the investment or venture;
•In the event of certain events or conflicts, our partners may have recourse against Ventas, including the right to monetary penalties, the ability to force a sale or exit the investment or venture;
•Our partners may have the right to remove us as the general partner or managing member in certain cases involving cause; and
•Our subsidiaries that would be the general partner or managing member of the investment or venture could be generally liable, under applicable law or the governing agreement of a venture, for the debts and obligations of the investment or venture, subject to certain exculpation and indemnification rights pursuant to the terms of the governing agreement.

Damage to our reputation could adversely affect our business, financial condition or result of operations.

Our positive reputation for quality and service with our stakeholders, including our tenants, managers, development partners, lenders and stockholders, could be damaged. Such damage to our reputation could result if, for example, we experience a sustained period of distress, where our properties underperform, our tenants or managers default or in other instances that result in misalignment with those parties. Damage to our reputation could result in a decrease in the market price of our common stock or make it more difficult to continue to grow and expand our relationships with our tenants, managers, development partners and lenders, which could adversely affect our business, financial condition and results of operations.

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

The price of commodities and skilled labor for our construction projects may increase due to external factors, including, but not limited to, performance of third-party suppliers and contractors; overall market supply and demand; government regulation and policies, including actions taken by the Federal Reserve, and changes in general business, economic or political conditions. As a result, the costs of construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly over time.

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

Our investments in medical office, life science and research and innovation buildings and facilities as well as other properties may be made through leasehold interests in the land on which the buildings are located, leases of air rights for the space above the land on which the buildings are located, or other similar restrictive arrangements. Many of these ground lease, air rights and other restrictive agreements impose significant limitations on our uses of the subject properties, restrict our ability to sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. We could lose our interests in the subject properties if the ground lease, air rights or other restrictive agreements are breached by us, are terminated or expire. In addition, we could be forced to renegotiate such ground leases upon their expiration on terms that are unfavorable to us.

Purchase options, rights of first offer or rights of first refusal in favor of third parties could negatively affect us or discourage prospective buyers from negotiating with us with respect to the sale of our properties.

Some of our properties are subject to purchase options, rights of first offer, rights of first refusal or similar rights in favor of third parties. Purchase options for our properties may give a third party the right to purchase the property at fair market value, at a price set based on our investment in the property, or at fixed prices as of certain dates. The proceeds we receive as a result of the exercise of a purchase option may be less than the price we paid for the property, and we may not be able to re-invest the proceeds on favorable terms or at all. In addition, purchase options could force us to sell a property when we would otherwise prefer to hold such property. Purchase options, rights of first offer or rights of first refusal that encumber our properties could discourage prospective buyers from negotiating with us and may prevent us from receiving the maximum price that we may otherwise have obtained.

Damage from catastrophic or extreme weather and other natural events and the physical effects of climate change could result in losses to the Company.

Some of our properties are in areas particularly susceptible to revenue loss, cost increase or damage caused by catastrophic or extreme weather and other natural events, including fires, snow, rain or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding and other severe weather. These adverse weather and natural events could cause substantial damages or losses to our properties that could exceed our or our tenants’, borrowers’ or managers’ property insurance coverage. Any of these events could cause a major power outage, leading to a disruption of our systems and operations. If we incur a loss greater than insured limits, or if for any reason insurance coverage is unavailable, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable.

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

During inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. In particular, primarily in response to concerns about inflation, the U.S. Federal Reserve has significantly raised its benchmark federal funds rate, which has led to increases in interest rates in the credit markets. The U.S. Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of lower asset values, slowing economic growth and/or a recession. We are exposed to increases in interest rates in the short term through our variable-rate borrowings, which consist of borrowings under our unsecured credit facility, our unsecured term loans and our commercial paper program. Therefore, interest rate increases, due to inflation or otherwise, could in the short term, increase our interest expense under these variable-rate facilities and in the long term, increase our financing costs as we refinance our existing variable-rate and fixed-rate long-term borrowings, or incur additional interest expense related to the issuance of incremental debt.

To the extent there is turmoil in the global financial markets, this turmoil has the potential to adversely affect (i) the value of our properties; (ii) the availability or the terms of financing that we have or may be able to obtain; (iii) our ability to make principal and interest payments on, or refinance when due, any outstanding indebtedness; (iv) our ability to pay a dividend and (v) the ability of our tenants, managers and borrowers to satisfy their obligations to us. Disruptions in the capital and credit markets may also adversely affect the market price of our securities.

We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective.

Interest rates are rising and are expected to continue to rise. Increases in interest rates may result in a decrease in the value of our real estate, a decrease in the market price of our common stock and a decrease in our cash flows and net income. Increases in interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and price of our common stock could significantly impact our ability to raise new debt and equity capital going forward and increase the cost of financing on our acquisition, investment, development and redevelopment activity. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.

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

As of December 31, 2022, we had approximately $12.4 billion of outstanding principal indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. Our indebtedness requires us to dedicate a significant portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness on an absolute basis or as a ratio to our cash flow could also have the following consequences:

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

The COVID-19 pandemic and its extended consequences have caused, and could continue to cause, severe economic, market and other disruptions worldwide, including widespread inflation that led to a rise in interest rates. It is possible that conditions in the bank lending, capital and other financial markets could again deteriorate as a result of the pandemic, and that could in turn mean that our access to capital and other sources of funding could become constrained. Any of these conditions could adversely affect the availability and terms of our future borrowings, renewals or refinancings. The continuance of the effects of the COVID-19 pandemic and its extended consequences on our business could lead to downgrades of our long-term credit rating. See “—Risks Related to the COVID-19 Pandemic—The COVID-19 pandemic and its extended consequences have had and may continue to have a material adverse effect on our business, financial condition and results of operations,” above. Any future downgrades could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments.

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

LIBOR and certain other interest “benchmarks” are subject to regulatory guidance and reform that have caused and may in the future cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Following announcements by the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, and ICE Benchmark Administration Limited, which administers LIBOR’s publication, publication of most LIBOR settings ceased after December 31, 2021. While publication of the remaining U.S. dollar LIBOR settings is expected to cease after June 30, 2023, U.S., European Union and U.K. regulators have discouraged use of LIBOR for any new contracts entered into after year-end 2021. While there are other rates that have gained market acceptance as alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected SOFR as the recommended alternative to U.S. dollar LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, and the Federal Reserve Bank of New York started to publish SOFR in April 2018. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations. Specifically, significant portions of the market for new LIBOR-based transactions could experience materially reduced liquidity or pricing transparency. Although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable (including transition to an alternative benchmark rate), the consequences of the adoption of any such alternative reference benchmark rate cannot be predicted and could have an adverse impact on the amount of interest that we pay. There can be no assurance that any agreement we reach to replace LIBOR in any contract will result in effective interest rates at least as favorable to us as our current effective interest rates or that we will be able to transition to a new benchmark without challenges or at all. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in an increase in our debt service obligations, which could adversely affect our financial condition and results of operations.

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

From time to time, we or our tenants or managers may be subject to lawsuits, investigations, claims and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of our tenants and managers. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims and employment claims, as well as regulatory proceedings, including proceedings related to our SHOP segment, where we are typically the holder of the applicable healthcare license.

In our operating assets, including those in our SHOP and office segments, we are generally responsible for all liabilities of the properties, including any lawsuits, investigations, claims and other legal or regulatory proceedings, other than those arising out of certain actions by our managers, such as those caused by gross negligence, fraud or willful misconduct. As a result, we have exposure to, among other things, professional and general liability claims, employment law claims and the associated litigation and other costs related to defending and resolving such claims. In our SHOP segment in particular, if one of our managers fails to comply with applicable law or regulation, we may be held responsible, which could subject us to civil, criminal and administrative penalties, including the loss or suspension of accreditation, licenses or certificates of need; suspension of or nonpayment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal, state or foreign healthcare programs; or facility closure. In addition, we cannot assure you that any contractual obligations to indemnify, defend and hold us harmless from such liabilities will be satisfied by third parties, or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification.

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

We and our tenants, managers and borrowers are subject to or impacted by extensive and frequently changing federal, state, local and international laws and regulations. For example, the healthcare industry is subject to laws and regulations that relate to, among other things, licensure and certificates of need, conduct of operations, ownership of communities and facilities, construction of new communities and facilities and addition of equipment, governmental reimbursement programs, such as Medicare and Medicaid, allowable costs, services, prices for services, qualified beneficiaries, appropriateness and classification of care, patient rights, resident health and safety, data privacy and security laws, wage and hour laws, fraud and abuse and financial and other arrangements that may be entered into by healthcare providers. We generally hold the applicable healthcare licenses and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment, and that subjects us to potential liability under some healthcare laws and regulations. See “Government Regulation-United States Healthcare Regulation, Licensing and Enforcement” included in Part I, Item 1 of this Annual Report. Many of our life science, research and innovation tenants are subject to laws and regulations that govern the research, development, clinical testing, manufacture and marketing of drugs, medical devices and similar products.

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

Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations. The determination of factual matters and circumstances not entirely within our control, as well as new legislation, regulations, administrative interpretations or court decisions, may adversely affect our investors or our ability to remain qualified as a REIT for tax purposes. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, generally including requirements regarding the ownership of our stock, requirements regarding the composition of our assets, a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, and a requirement to make distributions to our stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. Although we believe that we currently qualify as a REIT, we cannot assure you that we will continue to qualify for all future periods.

The 90% distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions.

To comply with the 90% distribution requirement applicable to REITs and to avoid a nondeductible excise tax, we must make distributions to our stockholders. Such distributions reduce the funds we have available to finance our investment, acquisition, development and redevelopment activity and may limit our ability to engage in transactions that are otherwise in the best interests of our stockholders.

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

We lease certain healthcare properties to TRSs, which in turn contract with third-party managers to manage the healthcare operations at these properties. The rents we receive from a TRS pursuant to this arrangement are treated as qualifying rents from real property if the healthcare property is a qualified health care property (as defined in the Code), the rents are paid pursuant to an arm’s-length lease with a TRS and the manager qualifies as an eligible independent contractor (as defined in the Code). We have structured the applicable leases and related arrangements in a manner intended to meet these requirements, but there can be no assurance that these conditions will be satisfied. If any of these conditions is not satisfied with respect to a particular lease, then the rents we receive with respect to such lease will not be qualifying rents, which could have an adverse effect on our ability to comply with REIT income tests and thus on our ability to qualify as a REIT unless we are able to avail ourselves of certain relief provisions.

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

ITEM 1B.    Unresolved Staff Comments

    None.

ITEM 2.    Properties

Senior Housing and Healthcare Properties

As of December 31, 2022, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale), consisting of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities. We had 17 properties under development, five of which are owned by unconsolidated real estate entities. We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.

As of December 31, 2022, we had $2.4 billion aggregate principal amount of mortgage loan indebtedness outstanding, secured by 105 of our properties. Excluding the portion of such indebtedness attributable to our joint venture partners, our share of mortgage loan indebtedness outstanding was $2.2 billion.

The following table provides additional information regarding the geographic diversification of our consolidated portfolio of properties as of December 31, 2022 (excluding properties owned through investments in unconsolidated real estate entities and properties classified as held for sale):

	Senior Housing Communities		SNFs		MOBs		Life Science, Research and Innovation Centers		IRFs and LTACs		Health Systems
Geographic Location	# of Properties	Units	# of Properties	Licensed Beds	# of Properties	Square Feet(1)	# of Properties	Square Feet(1)	# of Properties	Licensed Beds	# of Properties	Licensed Beds
Alabama	—	—	—	—	4	469	—	—	—	—	—	—
Arkansas	5	414	—	—	—	—	—	—	—	—	—	—
Arizona	27	2,263	—	—	15	973	—	—	1	60	—	—
California	80	8,921	—	—	26	2,078	—	—	5	455	—	—
Colorado	20	1,816	1	82	12	669	—	—	1	68	—	—
Connecticut	14	1,751	—	—	—	—	1	519	—	—	—	—
District of Columbia	—	—	—	—	2	103	—	—	—	—	—	—
Florida	46	4,017	—	—	11	223	1	259	6	508	—	—
Georgia	18	1,678	—	—	12	1,107	—	—	—	—	—	—
Hawaii	1	123	—	—	—	—	—	—	—	—	—	—
Iowa	2	215	—	—	—	—	—	—	—	—	—	—
Idaho	1	70	—	—	—	—	—	—	—	—	—	—
Illinois	26	3,066	1	82	35	1,425	1	129	4	430	—	—
Indiana	5	462	—	—	22	1,611	—	—	1	59	—	—
Kansas	11	871	—	—	2	115	—	—	—	—	—	—
Kentucky	6	624	—	—	2	73	—	—	1	384	—	—
Louisiana	3	281	—	—	5	365	—	—	—	—	—	—
Massachusetts	17	2,093	—	—	—	—	—	—	—	—	—	—
Maryland	4	282	—	—	2	83	5	489	—	—	—	—
Maine	6	452	—	—	—	—	—	—	—	—	—	—
Michigan	23	1,585	—	—	13	589	—	—	—	—	—	—
Minnesota	14	856	—	—	3	159	—	—	—	—	—	—
Missouri	5	474	—	—	19	1,117	5	1,086	1	60	—	—
Mississippi	1	94	—	—	1	51	—	—	—	—	—	—
Montana	5	464	—	—	—	—	—	—	—	—	—	—
North Carolina	30	2,656	—	—	16	705	9	1,472	1	124	—	—
North Dakota	2	115	—	—	1	114	—	—	—	—	—	—
Nebraska	2	253	—	—	—	—	—	—	—	—	—	—
New Hampshire	2	242	—	—	—	—	—	—	—	—	—	—
New Jersey	12	1,137	1	153	3	37	—	—	—	—	—	—
New Mexico	4	451	—	—	—	—	—	—	2	123	4	544
Nevada	5	621	—	—	5	417	—	—	1	52	—	—
New York	38	4,403	—	—	4	244	—	—	—	—	—	—
Ohio	26	1,797	—	—	14	503	—	—	1	50	—	—
Oklahoma	8	558	—	—	1	80	—	—	—	—	4	954
Oregon	30	2,846	—	—	1	105	—	—	—	—	—	—
Pennsylvania	34	2,662	4	620	8	614	6	1,119	1	52	—	—
Rhode Island	4	399	—	—	—	—	3	313	—	—	—	—
South Carolina	8	702	—	—	20	1,095	—	—	—	—	—	—
South Dakota	5	296	—	—	—	—	—	—	—	—	—	—
Tennessee	18	1,297	—	—	6	251	—	—	1	49	—	—
Texas	52	4,564	—	—	32	1,456	—	—	9	617	2	445
Utah	6	662	—	—	—	—	—	—	—	—	—	—
Virginia	11	1,006	—	—	5	233	1	262	—	—	—	—
Washington	20	2,102	5	469	10	584	—	—	—	—	—	—
Wisconsin	47	2,451	—	—	15	745	—	—	—	—	—	—
West Virginia	2	123	4	326	—	—	—	—	—	—	—	—
Wyoming	2	169	—	—	—	—	—	—	—	—	—	—
Total U.S.	708	64,384	16	1,732	327	18,390	32	5,647	36	3,091	10	1,943
Canada	82	15,484	—	—	—	—	—	—	—	—	—	—
United Kingdom	12	776	—	—	—	—	—	—	—	—	3	121
Total	802	80,644	16	1,732	327	18,390	32	5,647	36	3,091	13	2,064
______________________________
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.” As of February 3, 2023, there were 400.0 million shares of our common stock outstanding, held by approximately 3,520 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), governing REITs. In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to any net capital gain. In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2023.

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

Stock Repurchases

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2022:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31	565	$37.54	—	—
November 1 through November 30	56	46.53	—	—
December 1 through December 31	145	46.37	—	—
Total	766	$39.87	—	—
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

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2017 through December 31, 2022, with the cumulative total returns of the NYSE Composite Index, the FTSE Nareit Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2017 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Ventas	$100	$103	$107	$97	$104	$95
NYSE Composite Index	$100	$91	$115	$123	$148	$135
Composite REIT Index	$100	$96	$123	$116	$162	$122
S&P 500 Index	$100	$96	$126	$149	$191	$157

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

Business Summary and Overview of 2022

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to collectively as “healthcare real estate,” located throughout the United States, Canada, and the United Kingdom. As of December 31, 2022, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio, which we also refer to as “SHOP” and which was formerly known as senior living operations, and office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 18 – Segment Information,” included in Part II, Item 8 of this Annual Report. Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our SHOP reportable business segment.

We have a third-party institutional capital management business, Ventas Investment Management (“VIM”), which includes our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). Through VIM, we partner with third-party institutional investors to invest in healthcare real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner.

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

Starting in 2020, our business was significantly impacted by both the COVID-19 pandemic itself, including actions taken to prevent the spread of the virus and its variants, and its extended consequences. See “Risk Factors” in Part I, Item 1A of this Annual Report and “Note 2 – Accounting Policies - COVID-19 Assessment” of the Notes to Consolidated Financial Statements in Part II, Item 8, in each case, of this Annual Report.

Select 2022 Highlights

Investments and Dispositions

•During the year ended December 31, 2022, for an aggregate purchase price of $453.2 million, we acquired 18 MOBs leased to affiliates of Ardent, one behavioral health center, one research and innovation center (all of which are reported within our office operations segment) and two senior housing communities (which are reported within our SHOP segment).

•During the year ended December 31, 2022, we sold seven senior housing communities, two MOBs, three triple-net leased properties, one vacant land parcel and one vacant office building for aggregate consideration of $115.1 million and recognized a net gain on the sale of these assets of $7.8 million in our Consolidated Statements of Income.

•In 2022, we provided secured debt financing in the aggregate amount of $29.1 million with terms ranging from two to five years and interest rates ranging from Term SOFR plus 3.75% to 5.00%.

Liquidity and Capital

•As of December 31, 2022, we had approximately $2.4 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with $403.0 million borrowings outstanding under our commercial paper program and modest near-term debt maturing.

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

•In 2022, all three credit rating agencies took positive rating actions by upgrading Ventas’ long-term outlook to stable and affirmed its BBB+ or equivalent ratings.

•As of December 31, 2022, we have $1.0 billion remaining under our “at-the-market” equity offering program (“ATM program”), under which we may sell up to $1.0 billion aggregate gross sales price of shares of our common stock.

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

Environmental, Social and Governance

•During 2022, we continued our leadership in ESG, receiving numerous recognitions and accolades, including the 2022 Nareit Health Care “Leader in the Light” award for a sixth consecutive year, the 2023 Bloomberg Gender-Equality Index for the fourth consecutive year, the 2022 Dow Jones Sustainability World Index for the fourth consecutive year, the CDP “A List” for climate change in 2021, earning a 4-star GRESB rating for the tenth consecutive year, and named a 2022 ENERGY STAR® Partner of the Year for the second consecutive year.

Other Items

•During the fourth quarter, Atria Senior Living, Inc. (“Atria”) combined its proprietary cloud-based senior housing management software platform, Glennis, with two other complementary companies in the Software as a Service (SaaS) technology space. The merger transaction was executed under the sponsorship and majority ownership of an experienced private equity technology investor. We own a 34% stake in Atria and recognized a $26.1 million gain on sale in the fourth quarter of 2022 in income from unconsolidated entities in our Consolidated Statements of Income. We now own nearly 10% of the new combined SaaS company.

•We earned our first promote revenue of $9.9 million as general partner of the Ventas Fund within VIM. The promote revenue was recorded in third party capital management revenues in our Consolidated Statements of Income.

•We continued expanding our life science, research and innovation footprint, as evidenced by $0.7 billion in closed or committed projects in 2022. The 643,000 square foot, $425 million Atrium Health/Wake Forest University School of Medicine development in Charlotte announced in 2022 exemplifies our ability to leverage strong relationships with leaders in research, medicine and higher education to execute on high-quality, large-scale transactions.

•During the year ended December 31, 2022, we received $54.2 million and $10.5 million in HHS and other government grants, respectively, which are primarily recognized as a contra expense within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received.

•In December 2022, we recognized $11.7 million in income from unconsolidated entities in our Consolidated Statements of Income relating to our share of a net gain on real estate disposition recognized by Ardent.

•We hold a 9.8% ownership interest in Ardent, which entitles us to customary minority rights and protections, as well as the right to appoint one member to the Ardent Board of Directors. In September 2022, Ardent’s majority equity owner entered into a definitive purchase agreement to sell a minority equity investment in Ardent to a third-party investor. We have the right to, and have elected to, participate in the proposed transaction by selling approximately 24% of our ownership interest to the third-party investor on the same terms. If the proposed transaction is consummated, our ownership interest in Ardent would be reduced. The transaction is subject to customary closing conditions, including regulatory approvals and we cannot assure you that the transaction will close.

•During the year ended December 31, 2022, we recognized $12.5 million of expenses relating to materially disruptive events, primarily clean-up costs associated with winter storm Elliott.

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

Recently Adopted Accounting Standards

In November 2021, the FASB issued Accounting Standards Update 2021-10, Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires expanded annual disclosures for transactions involving the receipt of government assistance. Required disclosures include a description of the nature of the transactions with government entities, our accounting policies for such transactions and their impact to our Consolidated Financial Statements. We adopted ASU 2021-10 on January 1, 2022 and the adoption of this standard did not have a material impact on our Consolidated Financial Statements.

Results of Operations

As of December 31, 2022, we operated through three reportable business segments: triple-net leased properties, SHOP and office operations. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision maker evaluates performance of the combined properties in each reportable business segment and determines how to allocate resources to those segments, in significant part, based on NOI and related measures for each segment. For further information regarding our reportable business segments and a discussion of our definition of NOI, see “Note 18 – Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Years Ended December 31, 2022 and 2021

The table below shows our results of operations for the years ended December 31, 2022 and 2021 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands).

	For the Years Ended December 31,		Increase (Decrease) to Net Income
	2022	2021	$	%
NOI:
SHOP	$647,466	$458,273	$189,193	41.3%
Office operations	546,604	543,882	2,722	0.5
Triple-net leased properties	582,853	638,488	(55,635)	(8.7)
Non-segment	65,717	84,058	(18,341)	(21.8)
Total NOI	1,842,640	1,724,701	117,939	6.8
Interest and other income	3,635	14,809	(11,174)	(75.5)
Interest expense	(467,557)	(440,089)	(27,468)	(6.2)
Depreciation and amortization	(1,197,798)	(1,197,403)	(395)	—
General, administrative and professional fees	(144,874)	(129,758)	(15,116)	(11.6)
Loss on extinguishment of debt, net	(581)	(59,299)	58,718	99.0
Transaction expenses and deal costs	(51,577)	(47,318)	(4,259)	(9.0)
Allowance on loans receivable and investments	(19,757)	9,082	(28,839)	(317.5)
Other	(58,268)	(37,110)	(21,158)	(57.0)
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(94,137)	(162,385)	68,248	42.0
Income from unconsolidated entities	28,500	4,983	23,517	nm
Gain on real estate dispositions	7,780	218,788	(211,008)	(96.4)
Income tax benefit (expense)	16,926	(4,827)	21,753	nm
(Loss) income from continuing operations	(40,931)	56,559	(97,490)	(172.4)
Net (loss) income	(40,931)	56,559	(97,490)	(172.4)
Net income attributable to noncontrolling interests	6,516	7,551	(1,035)	(13.7)
Net (loss) income attributable to common stockholders	$(47,447)	$49,008	$(96,455)	(196.8)%
______________________________
nm - not meaningful

NOI—SHOP

The following table summarizes results of operations in our SHOP reportable business segment, including assets sold or classified as held for sale as of December 31, 2022 (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2022	2021	$	%
NOI—SHOP:
Resident fees and services	$2,651,886	$2,270,001	$381,885	16.8%
Less: Property-level operating expenses	(2,004,420)	(1,811,728)	(192,692)	(10.6)
NOI	$647,466	$458,273	$189,193	41.3%

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2022	2021	2022	2021	2022	2021
Total communities	544	545	80.8%	78.5%	$4,396	$4,489

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

The increase in our SHOP reportable business NOI in 2022 over the prior year was driven by acquisitions, primarily the acquisition of over 100 independent living communities from New Senior Investment Inc. in September 2021, positive trends in occupancy and revenue, the transition of assets from our triple-net leased properties to our SHOP reportable business segment and higher government assistance received, partially offset by higher property-level operating expenses, driven by macro inflationary impacts primarily on labor, utilities and food costs. During 2022 and 2021, we received $54.2 million and $15.4 million, respectively, of HHS grants, which reduced property-level operating expenses in the applicable period.

The following table compares results of operations for our 307 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Annual Report on Form 10-K for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—SHOP:
Resident fees and services	$1,891,918	$1,729,195	$162,723	9.4%
Less: Property-level operating expenses	(1,388,495)	(1,311,958)	(76,537)	(5.8)
NOI	$503,423	$417,237	$86,186	20.7%

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2022	2021	2022	2021	2022	2021
Same-store communities	307	307	84.1%	81.1%	$4,872	$4,621

The increase in our same-store SHOP reportable business NOI is primarily driven by positive trends in occupancy and revenue per occupied room as well as higher government grants received, which are reflected as a reduction in property-level operating expenses, partially offset by higher property-level operating expenses, driven by macro inflationary impacts primarily on labor, utilities and food costs. During 2022 and 2021, we received $40.5 million and $9.1 million, respectively, of HHS grants, which reduced property-level operating expenses in the applicable period.

NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2022 (dollars in thousands). For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2022	2021	$	%
NOI—Office Operations:
Rental income	$801,159	$794,297	$6,862	0.9%
Third party capital management revenues	2,448	8,384	(5,936)	(70.8)
Total revenues	803,607	802,681	926	0.1
Less:
Property-level operating expenses	(257,003)	(257,001)	(2)	—
Third party capital management expenses	—	(1,798)	1,798	100.0
NOI	$546,604	$543,882	$2,722	0.5%

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2022	2021	2022	2021	2022	2021
Total office buildings	359	342	90.0%	90.8%	$36	$35

The increase in our office operations NOI in 2022 over the prior year was primarily due to acquisitions, leasing activity, high tenant retention, favorable expense controls and improved parking revenues, partially offset by dispositions of non-core assets.

The following table compares results of operations for our 330 same-store office buildings (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—Office Operations:
Rental income	$750,060	$724,015	$26,045	3.6%
Less: Property-level operating expenses	(238,914)	(229,707)	(9,207)	(4.0)
NOI	$511,146	$494,308	$16,838	3.4%

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2022	2021	2022	2021	2022	2021
Same-store office buildings	330	330	92.1%	91.9%	$36	$35

The increase in our same-store office operations NOI in 2022 over the prior year is primarily due to leasing activity, high tenant retention and improved parking revenues.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of December 31, 2022 (dollars in thousands):

	For the Years Ended December 31,		(Decrease) Increase to NOI
	2022	2021	$	%
NOI—Triple-Net Leased Properties:
Rental income	$598,154	$653,823	$(55,669)	(8.5%)
Less: Property-level operating expenses	(15,301)	(15,335)	34	0.2
NOI	$582,853	$638,488	$(55,635)	(8.7)%

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

The decrease in our triple-net leased properties NOI in 2022 over the prior year was primarily driven by a $41.9 million reduction in rental income from communities that were transitioned to our senior housing operating portfolio and a $8.4 million reduction attributable to rental income from communities that were sold, partially offset by contractual rent escalators.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2022 and measured over the trailing 12 months ended September 30, 2022 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2021 and measured over the 12 months ended September 30, 2021. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full four quarters of occupancy results.

	Number of Properties at December 31, 2022	Average Occupancy for the Trailing 12 Months Ended September 30, 2022	Number of Properties at December 31, 2021	Average Occupancy for the Trailing 12 Months Ended September 30, 2021
Senior housing communities	256	76.1%	261	73.5%
Skilled nursing facilities (“SNFs”)	16	81.9	16	75.9
IRFs and LTACs	36	56.4	35	58.5

The following table compares results of operations for our 314 same-store triple-net leased properties. See “Non-GAAP Financial Measures—NOI” included elsewhere in this Annual Report on Form 10-K for additional disclosure regarding same-store NOI for each of our reportable business segments (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2022	2021	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$583,339	$571,808	$11,531	2.0%
Less: Property-level operating expenses	(14,349)	(11,207)	(3,142)	(28.0)
NOI	$568,990	$560,601	$8,389	1.5%

The increase in our same-store triple-net leased properties rental income in 2022 over the prior year was attributable primarily to contractual rent escalators, partially offset by lease resolutions with several smaller senior housing triple-net tenants who were materially affected by COVID-19.

NOI — Non-Segment

Information provided for non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. The $18.3 million decrease in non-segment NOI in 2022 over the prior year was primarily due to $16.6 million gain recognized in 2021 for the redemption of Ardent’s senior notes and $10.7 million gain on the sale of marketable debt securities in 2021, partially offset by $9.9 million of promote revenue earned as general partner of the Ventas Fund within VIM in 2022. See “Note 6 – Loans Receivable and Investments” and “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Company Results

Interest and Other Income

The $11.2 million decrease in interest and other income in 2022 over the prior year is primarily due to a $13.1 million payment received in the fourth quarter of 2021 related to a fee earned when Kindred was acquired and began operating under a new healthcare system called ScionHealth. See “Note 3 – Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Interest Expense

The $27.5 million increase in total interest expense in 2022 over the prior year was primarily attributable to an increase of $16.8 million due to higher debt balances as a result of acquisitions and an increase of $9.4 million due to a higher effective interest rate. Our GAAP weighted average effective interest rate was 3.66% for 2022, compared to 3.59% for 2021. Capitalized interest for 2022 and 2021 was $9.6 million and $11.3 million, respectively.

Depreciation and Amortization

The $0.4 million increase in depreciation and amortization expense in 2022 over the prior year is primarily due to a $124.3 million increase in depreciation related to the over 100 independent living communities acquired from New Senior in September 2021, partially offset by $124.7 million decrease in impairments recognized in 2022 compared to 2021.

General, Administrative and Professional Fees

The $15.1 million increase in general, administrative and professional fees in 2022 over the prior year was primarily due to the inclusion of a portion of New Senior’s overhead, the return to a more normalized business environment and professional fees in 2022.

Loss on Extinguishment of Debt, Net

The $58.7 million decrease in loss on extinguishment of debt, net in 2022 over the prior year was primarily related to an aggregate $56.4 million loss recognized during 2021 in connection with the redemptions of $400.0 million aggregate principal amount of 3.10% senior notes due January 2023, $400.0 million aggregate principal amount of 3.125% senior notes due 2023, and $263.7 million aggregate principal amount of 3.25% senior notes due 2022.

Transaction Expenses and Deal Costs

The $4.3 million increase in transaction expenses and deal costs in 2022 over the prior year was primarily due to costs incurred in 2022 in connection with stockholder relations matters.

Allowance on Loans Receivable and Investments

The $28.8 million change in allowance on loans receivable and investments was primarily due to a $20.0 million allowance recognized in 2022 on our cash-pay mezzanine loan (the “Santerre Mezzanine Loan”) to Santerre Health Investors. The Santerre Mezzanine Loan has a current principal balance of $486.1 million, is freely prepayable and is priced at LIBOR + 6.42%. This is partially offset by the reversal of certain allowances in the first quarter of 2021 due to a change in our estimate of credit losses. See “Note 2 – Accounting Policies - Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements.

Other

The $21.2 million increase in other expenses in 2022 over 2021 is primarily due to an increase of $24.0 million in unrealized loss as a result of a decrease in the fair value of stock warrants received in connection with the Brookdale Senior Living lease modification. As of December 31, 2022, the fair value of the stock warrants was $23.6 million, which was $4.4 million lower than the fair value at the grant date.

Income from Unconsolidated Entities

The $23.5 million increase in income from unconsolidated entities for 2022 over 2021 was primarily due to a $26.1 million gain on sale recognized in the fourth quarter of 2022 in connection with Atria combining its proprietary cloud-based senior housing management software platform, Glennis, with two other complementary companies in the Software as a Service (SaaS) technology space. The merger transaction was executed under the sponsorship and majority ownership of an experienced private equity technology investor. We own a 34% stake in Atria and recognized a $26.1 million gain on sale. We now own nearly 10% of the new combined SaaS company.

Gain on Real Estate Dispositions

The $211.0 million decrease in gain on real estate dispositions was due to the higher disposition volume in 2021, comprised of 34 MOBs, eight triple-net leased properties and 23 senior housing communities, which resulted in gains on sale of real estate of $218.8 million recognized in 2021 compared to gains of $7.8 million in 2022. The gain on real estate dispositions for 2022 was primarily attributable to the sale of seven senior housing communities, two MOBs, three triple-net leased properties, one vacant land parcel and one vacant office building.

Income Tax Benefit (Expense)

The 2022 income tax benefit is primarily due to a $7.5 million income tax benefit from operating losses at certain TRS entities and an income tax benefit of $11.9 million from an internal restructuring of foreign TRS entities. The 2021 income tax expense is due to a $3.5 million deferred tax expense related to an internal restructuring of certain U.S. TRS entities, $3.3 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom, and a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities.

Years Ended December 31, 2021 and 2020

Our Annual Report for the year ended December 31, 2021, filed with the SEC on February 18, 2022, contains information regarding our results of operations for the years ended December 31, 2021 and 2020 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

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

The following table summarizes our FFO and Normalized FFO for the three years ended December 31, 2022 (dollars in thousands). The increase in Normalized FFO for the year ended December 31, 2022 over the prior year is due to increased net operating income at our SHOP reportable business segment as a result of increased revenues, partially offset by higher property-level operating expenses; accretive acquisitions, primarily the acquisition of over 100 independent living communities from New Senior; partially offset by higher interest expense, lease resolutions with several smaller senior housing triple-net tenants who were materially affected by COVID-19 and dispositions in 2021.

	For the Years Ended December 31,
	2022	2021	2020
Net (loss) income attributable to common stockholders	$(47,447)	$49,008	$439,149
Adjustments:
Depreciation and amortization on real estate assets	1,194,751	1,192,856	1,104,114
Depreciation on real estate assets related to noncontrolling interests	(17,451)	(18,498)	(16,767)
Depreciation on real estate assets related to unconsolidated entities	30,940	17,888	4,986
Gain on real estate dispositions	(7,780)	(218,788)	(262,218)
Gain (loss) on real estate dispositions related to noncontrolling interests	32	302	(9)
Gain on real estate dispositions and other related to unconsolidated entities	(14,546)	—	—
Nareit FFO attributable to common stockholders	1,138,499	1,022,768	1,269,255
Adjustments:
Change in fair value of financial instruments	22,008	1,207	(21,928)
Non-cash income tax benefit	(21,237)	(1,224)	(98,114)
Loss on extinguishment of debt, net of noncontrolling interests and including Ventas’ share attributable to unconsolidated entities	786	64,558	10,791
Gain on transactions related to unconsolidated entities	(26,281)	(6,328)	(597)
Transaction expenses and deal costs, net of noncontrolling interests and including Ventas’ share attributable to unconsolidated entities	58,108	54,874	34,690
Amortization of other intangibles including Ventas’ share attributable to unconsolidated entities	973	(21,627)	472
Other items related to unconsolidated entities	(687)	1,479	(614)
Non-cash impact of changes to equity plan	(313)	1,796	(452)
Materially disruptive events, net including Ventas’ share attributable to unconsolidated entities	11,203	10,147	1,247
Impact of Holiday lease termination	—	—	(50,184)
Write-off of straight-line rental income, net of noncontrolling interests	—	—	70,863
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	23,912	(9,074)	34,543
Normalized FFO attributable to common stockholders	$1,206,971	$1,118,576	$1,249,972

NOI

We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and third party capital management expenses.

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Net (loss) income attributable to common stockholders	$(47,447)	$49,008	$439,149
Adjustments:
Interest and other income	(3,635)	(14,809)	(7,609)
Interest expense	467,557	440,089	469,541
Depreciation and amortization	1,197,798	1,197,403	1,109,763
General, administrative and professional fees	144,874	129,758	130,158
Loss on extinguishment of debt, net	581	59,299	10,791
Transaction expenses and deal costs	51,577	47,318	29,812
Allowance on loans receivable and investments	19,757	(9,082)	24,238
Other	58,268	37,110	707
Net income attributable to noncontrolling interests	6,516	7,551	2,036
Income from unconsolidated entities	(28,500)	(4,983)	(1,844)
Income tax (benefit) expense	(16,926)	4,827	(96,534)
Gain on real estate dispositions	(7,780)	(218,788)	(262,218)
NOI	$1,842,640	$1,724,701	$1,847,990

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

Newly acquired development properties and recently developed or redeveloped properties in our SHOP reportable business segment will be included in same-store once they are stabilized for the full period in both periods presented. These properties are considered stabilized upon the earlier of (a) the achievement of 80% sustained occupancy or (b) 24 months from the date of acquisition or substantial completion of work. Recently developed or redeveloped properties in our office operations and triple-net leased properties reportable business segment segments will be included in same-store once substantial completion of work has occurred for the full period in both periods presented. Our senior housing operating portfolio and triple-net leased properties that have undergone operator or business model transitions will be included in same-store once operating under consistent operating structures for the full period in both periods presented.

Properties are excluded from same-store if they are: (i) sold, classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) impacted by materially disruptive events such as flood or fire; (iii) for SHOP, those properties that are currently undergoing a materially disruptive redevelopment; (iv) for our office operations and triple-net leased properties reportable business segments, those properties for which management has an intention to institute, or has instituted, a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, or maintain a market-competitive position and/or achieve property stabilization, most commonly as the result of an expected or actual material change in occupancy or NOI; or (v) for SHOP and triple-net leased reportable business segments, those properties that are scheduled to undergo operator or business model transitions, or have transitioned operators or business models after the start of the prior comparison period.

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

Market Risk

We are exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and available for sale securities. These market risks result primarily from changes in LIBOR, SOFR rates or prime rates. To manage these risks, we continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions. See “Risk
Factors—We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective.” included in Part I, Item 1A of this Annual Report.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2022	2021	2020
Balance:
Fixed rate:
Senior notes	$8,627,540	$8,729,102	$8,869,036
Unsecured term loans	200,000	200,000	200,000
Mortgage loans and other	2,035,896	2,061,880	1,389,227
Subtotal fixed rate	10,863,436	10,990,982	10,458,263
Variable rate:
Senior notes	—	—	235,664
Unsecured revolving credit facility	25,230	56,448	39,395
Unsecured term loans	669,031	395,757	392,773
Commercial paper notes	403,000	280,000	—
Secured revolving construction credit facility	—	—	154,098
Mortgage loans and other	400,547	369,951	702,878
Subtotal variable rate	1,497,808	1,102,156	1,524,808
Total	$12,361,244	$12,093,138	$11,983,071
Percent of total debt:
Fixed rate:
Senior notes	69.8%	72.2%	74.0%
Unsecured term loans	1.6	1.7	1.7
Secured revolving construction credit facility	—	—	—
Mortgage loans and other	16.5	17.0	11.6
Variable rate:
Senior notes	—	—	2.0
Unsecured revolving credit facility	0.2	0.5	0.3
Unsecured term loans	5.4	3.3	3.3
Commercial paper notes	3.3	2.3	—
Secured revolving construction credit facility	—	—	1.3
Mortgage loans and other	3.2	3.0	5.8
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.7%
Unsecured term loans	3.6	3.6	3.6
Mortgage loans and other	3.7	3.6	3.5
Variable rate:
Senior notes	—	—	1.0
Unsecured revolving credit facility	4.5	1.1	1.0
Unsecured term loans	5.5	1.4	1.4
Commercial paper notes	4.7	0.3	—
Secured revolving construction credit facility	—	—	1.9
Mortgage loans and other	5.1	1.7	1.9
Total	3.9	3.4	3.4

The variable rate debt in the table above reflects, in part, the effect of $144.2 million notional amount of interest rate swaps maturing on March 22, 2027, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $338.0 million and C$267.8 million notional amount of interest rate swaps with maturities ranging from January 2023 to April 2031, in each case that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The decrease in our fixed rate debt from December 31, 2021 to December 31, 2022 was primarily due to the impact of the strengthening of the U.S. dollar compared to the Canadian dollar on our senior notes denominated in Canadian dollars.

The increase in our outstanding variable rate debt at December 31, 2022 compared to December 31, 2021 is primarily attributable to borrowings under our unsecured term loan and commercial paper program.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of December 31, 2022, interest expense on an annualized basis would increase by approximately $15.0 million, or $0.04 per diluted common share.

As of December 31, 2022 and 2021, our joint venture partners’ aggregate share of total consolidated debt was $279.0 million and $278.0 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $454.4 million and $338.1 million as of December 31, 2022 and 2021, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of December 31,
	2022	2021
Gross book value	$10,863,436	$10,990,982
Fair value	10,010,935	11,766,336
Fair value reflecting change in interest rates:
-100 basis points	10,449,991	12,437,306
+100 basis points	9,607,787	11,164,150

As of December 31, 2022 and 2021, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $517.0 million and $498.0 million, respectively. See “Note 6 – Loans Receivable and Investments” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2022 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the year ended December 31, 2022 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

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

	As of December 31,
	2022	2021
Investment mix by asset type (1):
Senior housing communities	66.3%	67.4%
MOBs	18.0	17.1
Life science, research and innovation centers	6.9	6.7
Health systems	4.9	5.0
IRFs and LTACs	1.5	1.5
SNFs	0.6	0.6
Secured loans receivable and investments, net	1.8	1.7
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria	26.0%	27.0%
Sunrise	9.8	10.0
Brookdale Senior Living	7.8	7.8
Le Groupe Maurice	7.0	7.3
Ardent	5.3	4.7
Kindred	0.8	1.0
All other	43.3	42.2
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Years Ended December 31,
	2022	2021	2020
Operations mix by tenant and operator and business model:
Revenues (1):
SHOP	64.3%	59.4%	58.0%
Brookdale Senior Living (2)	3.6	3.9	4.4
Ardent	3.2	3.3	3.2
Kindred	3.2	3.8	3.5
All others	25.7	29.6	30.9
Total	100.0%	100.0%	100.0%
NOI:
SHOP	35.1%	26.8%	29.4%
Brookdale Senior Living (2)	8.1	8.6	9.0
Ardent	7.1	7.4	6.6
Kindred	7.3	7.8	7.1
All others	42.4	49.4	47.9
Total	100.0%	100.0%	100.0%
Operations mix by geographic location (3):
California	14.3%	15.0%	15.7%
New York	7.5	7.6	8.1
Texas	6.6	6.1	6.1
Pennsylvania	5.2	4.6	4.6
North Carolina	4.3	4.0	4.1
All others	62.1	62.7	61.4
Total	100.0%	100.0%	100.0%
______________________________
(1)Total revenues include third party capital management revenues, revenue from loans and investments and interest and other income (including amounts related to assets classified as held for sale).
(2)Results exclude nine senior housing communities, which are included in the SHOP reportable business segment.
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

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the year ended December 31, 2022, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Our Business Operations and Strategy Risks—If we must replace any of our tenants or managers, we may be unable to do so on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item IA of this Annual Report.

The following table summarizes our lease expirations in our triple-net leased properties segment currently scheduled to occur over the next 10 years as of December 31, 2022 (dollars in thousands):

	Number of Properties(1)	2022 Annualized Base Rent (“ABR”)(2)	% of 2022 Total Triple-Net Leased Properties Segment Rental Income
2023	—	$—	—%
2024	29	15,090	2.5
2025 (3)	165	215,150	36.0
2026	33	37,704	6.3
2027	4	9,337	1.6
2028	30	58,509	9.8
2029	19	12,147	2.0
2030	6	5,066	0.8
2031	1	753	0.1
2032	7	4,916	0.8
______________________________
(1)Excludes assets sold or classified as held for sale, unconsolidated entities, development properties not yet operational, unconsolidated joint ventures and land parcels.
(2)ABR represents the annualized impact of the current period’s cash base rent at 100% share for consolidated entities. ABR does not include common area maintenance charges, the amortization of above/below market lease intangibles or other noncash items. ABR is used only for the purpose of determining lease expirations.
(3)Includes 23 LTACs leased by Kindred and 121 senior living properties leased by Brookdale. Kindred may extend the term for 5 years by delivering a renewal notice to the Company 12 to 18 months prior to expiration. Brookdale may extend the term for 10 years by delivering a renewal notice to the Company 13 to 18 months prior to expiration. We cannot assure you that Kindred or Brookdale will exercise its renewal option for these properties. See “Risk Factors—Our Business Operations and Strategy Risk—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. See “Note 10 – Senior Notes Payable and Other Debt” and “Note 14 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for amounts outstanding as of December 31, 2022 relating to our long-term debt obligations and operating obligations, respectively.

Loans Receivable and Investments

In 2022, we provided secured debt financing in the aggregate amount of $29.1 million with terms ranging from two to five years and interest rates ranging from Term SOFR plus 3.75% to 5.00%.

As of December 31, 2022, we recognized a $20.0 million allowance on the Santerre Mezzanine Loan. The allowance for the Santerre Mezzanine Loan was calculated using the “current expected credit loss”, or “CECL”, model, which considers relevant information about past events, current conditions and reasonable and supportable forecasts to estimate expected losses as of the most recent balance sheet date. See “Note 2 – Accounting Policies - Fair Values of Financial Instruments” of the Consolidated Financial Statements.

The Santerre Mezzanine Loan has a current principal balance of $486.1 million, is priced at LIBOR + 6.42% and is freely prepayable in whole or in part subject to satisfaction of certain financial and non-financial terms and conditions. The Santerre Mezzanine Loan generated $40.0 million in loan interest income to Ventas in 2022. The Santerre Mezzanine Loan was entered into on June 7, 2019 for a five-year term, inclusive of three one-year extensions at the borrower’s option. The borrower has exercised two of its three extension options, with the final extension option exercisable between 30 to 60 days prior to the current maturity date of June 9, 2023, subject to satisfaction of certain conditions.

The Santerre Mezzanine Loan is subordinate to the rights of a $1.0 billion principal amount senior loan (the “Santerre Senior Loan”) priced at LIBOR + 1.84%. The Santerre Senior Loan is secured by a diverse pool of medical office, senior housing, skilled nursing and other healthcare assets and the Santerre Mezzanine Loan is secured by equity interests in entities that own those assets. Both loans are otherwise non-recourse to the borrower, subject to certain exceptions. The borrower has acquired an interest rate cap (the “Santerre Cap”) for the benefit of the Santerre Mezzanine Loan and the Santerre Senior Loan in the notional amount of $1.5 billion, which sets LIBOR at 3.36% and expires on June 9, 2023.

The borrower remained current on all financial obligations to Ventas through January 2023 and is expected to remain current through February 2023. However, the current post-Covid under-performance of certain of the collateral, coupled with the rise in interest rates in the third quarter and accelerating into the fourth quarter of 2022, has caused the ratio of net operating income of the collateral to interest due on the Santerre Mezzanine Loan to decline significantly.

While we believe that the borrower has taken and is taking targeted actions to attempt to improve the performance of or sell certain of the collateral, future cash flows from the collateral may be insufficient to fully pay interest expense on the Santerre Mezzanine Loan. If the borrower is unable to or does not meet its obligations under the Santerre Mezzanine Loan, there are a variety of remedies available to us, including the ability to foreclose on the collateral and assume and extend the Santerre Senior Loan for an additional year.

See also “Risk Factors – We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors” and “Risk Factors – If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment.”

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of December 31, 2022, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $25.2 million borrowings outstanding and an additional $15.4 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U. S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2022, we had $403.0 million in borrowings outstanding under our commercial paper program.

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

As of December 31, 2022, we had a C$500 million or $369.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

In October 2022, we executed a letter agreement for a $100.0 million uncommitted line for standby letters of credit. The letter agreement contains certain customary covenants and under its terms, we are required to pay a commission on each outstanding letter of credit at a rate to be agreed upon in writing at issuance of each letter of credit. As of December 31, 2022, there were no material amounts outstanding under this facility.

Senior Notes

As of December 31, 2022, we had outstanding $7.2 billion aggregate principal amount of senior notes issued by Ventas Realty, approximately $75.2 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.9 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

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

The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. We were in compliance with all of these covenants at December 31, 2022.

Mortgages

At December 31, 2022, our consolidated aggregate principal amount of mortgage debt outstanding was $2.4 billion, of which our share was $2.2 billion.

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

Dividends

During 2022, we declared four dividends totaling $1.80 per share of our common stock, including a fourth quarter dividend of $0.45 per share. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2023.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2022, we had 17 properties under development pursuant to these agreements, including five properties that are owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Equity Offerings

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. There were no issuances under the ATM program for the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, we sold 10.9 million and 1.5 million shares of our common stock under our previous ATM program for gross proceeds of $626.4 million and $66.6 million, respectively, at an average gross price of $57.71 and $44.88 per share, respectively.

Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Years Ended December 31,		(Decrease) Increase to Cash
	2022	2021	$	%
Cash, cash equivalents and restricted cash at beginning of year	$196,597	$451,640	$(255,043)	(56.5)
Net cash provided by operating activities	1,120,163	1,026,116	94,047	9.2
Net cash used in investing activities	(859,218)	(724,140)	(135,078)	(18.7)
Net cash used in financing activities	(283,928)	(558,466)	274,538	49.2
Effect of foreign currency translation	(2,869)	1,447	(4,316)	nm
Cash, cash equivalents and restricted cash at end of year	$170,745	$196,597	$(25,852)	(13.1)
______________________________
nm—not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $94.0 million during the year ended December 31, 2022 over the same period in 2021 primarily due to increased net operating income at our SHOP reportable business segment as a result of higher revenues, partially offset by higher property-level operating expenses; accretive acquisitions, primarily the acquisition of over 100 independent living communities from New Senior; partially offset by higher interest expense and lease resolutions with several smaller senior housing triple-net tenants who were materially affected by COVID-19.

Cash Flows from Investing Activities

Cash flows from investing activities decreased $135.1 million during 2022 over 2021 primarily due to decreased proceeds from real estate dispositions and fewer proceeds received from the repayment of loans receivable in 2022, partially offset by lower acquisition volume in 2022.

Cash Flows from Financing Activities

Cash flows from financing activities increased $274.5 million during 2022 over 2021 primarily due to the 2021 redemptions of $1.1 billion of senior notes due in 2022 and 2023, partially offset by the 2021 issuance of 10.9 million shares of common stock through our ATM equity offering program and increased borrowings under our commercial paper program in 2021.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 10 – Senior Notes Payable and Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at December 31, 2022, we had $15.4 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

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

In addition, Ventas, Inc. has fully and unconditionally guaranteed the obligations under our $2.75 billion unsecured revolving credit facility, our C$500 million unsecured term loan facility, the New Credit Agreement and our $100.0 million uncommitted line for standby letters of credit.

Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada’s senior notes.

The following summarizes the balance sheet information for the years ended December 31, 2022 and 2021 and statement of income information as of December 31, 2022, 2021 and 2020 (dollars in thousands) for each of Ventas Realty, LP, as issuer of certain notes registered under the Exchange Act, and Ventas, Inc., on an unconsolidated basis, as guarantor of such notes:

Balance Sheet Information

	As of December 31, 2022
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,691,107	$3,049,374
Total assets	17,752,892	3,155,014
Liabilities and equity
Intercompany loans	11,704,160	(3,825,402)
Total liabilities	11,925,997	4,263,316
Redeemable OP unitholder and noncontrolling interests	102,148	—
Total equity (deficit)	5,724,747	(1,108,302)
Total liabilities and equity	17,752,892	3,155,014

Balance Sheet Information

	As of December 31, 2021
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,448,874	$3,045,738
Total assets	17,561,305	3,156,840
Liabilities and equity
Intercompany loans	10,742,915	(3,563,060)
Total liabilities	10,972,521	4,097,362
Redeemable OP unitholder and noncontrolling interests	98,356	—
Total equity (deficit)	6,490,428	(940,522)
Total liabilities and equity	17,561,305	3,156,840

Statement of Income Information

	For the Year Ended December 31, 2022
	Guarantor	Issuer
Equity earnings in affiliates	$43,317	$—
Total revenues	45,037	145,560
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(45,383)	(173,407)
Net loss	(47,447)	(173,407)
Net loss attributable to common stockholders	(47,447)	(173,407)

Statement of Income Information

	For the Year Ended December 31, 2021
	Guarantor	Issuer
Equity earnings in affiliates	$133,143	$—
Total revenues	137,348	158,255
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	49,694	(215,773)
Net income (loss)	49,008	(215,777)
Net income (loss) attributable to common stockholders	49,008	(215,777)

	For the Year Ended December 31, 2020
	Guarantor	Issuer
Equity earnings in affiliates	$469,311	$—
Total revenues	474,392	143,259
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	440,210	215,406
Net income (loss)	439,149	(202,845)
Net income (loss) attributable to common stockholders	439,149	(202,845)

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ventas, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of real estate investments in the senior housing operating portfolio

As discussed in Notes 1, 2, and 5 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, the Company considers market conditions and current intentions with respect to holding or disposing of the asset and adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. During the year, impairment indicators arose for certain real estate properties and as a result, recoverability assessments were performed.

We identified the evaluation of real estate investments within the senior housing operating portfolio for impairment as a critical audit matter. Subjective auditor judgment was required in evaluating the Company’s determination of the future undiscounted cash flows. In particular, the undiscounted cash flows were sensitive to significant assumptions, including capitalization rates, projected operating cash flows, and stabilization period. Additionally, subjective auditor judgment and specialized skills and knowledge were needed to evaluate market data used by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the impairment process. This included controls related to the Company’s impairment process and the significant assumptions described above. To test certain of the Company’s undiscounted cash flow estimates, we evaluated the Company’s forecasts of projected operating cash flows by comparing actual results to the Company’s forecasts adjusted for current market trends. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s significant assumptions by comparing the significant assumptions to publicly available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 10, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Ventas, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ventas, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 10, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chicago, Illinois
February 10, 2023

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2022	2021
Assets
Real estate investments:
Land and improvements	$2,437,905	$2,432,065
Buildings and improvements	26,020,048	25,778,490
Construction in progress	310,456	269,315
Acquired lease intangibles	1,346,190	1,369,747
Operating lease assets	310,307	317,858
	30,424,906	30,167,475
Accumulated depreciation and amortization	(9,264,456)	(8,350,637)
Net real estate property	21,160,450	21,816,838
Secured loans receivable and investments, net	537,075	530,126
Investments in unconsolidated real estate entities	579,949	523,465
Net real estate investments	22,277,474	22,870,429
Cash and cash equivalents	122,564	149,725
Escrow deposits and restricted cash	48,181	46,872
Goodwill	1,044,415	1,046,140
Assets held for sale	44,893	28,399
Deferred income tax assets, net	10,490	11,152
Other assets	609,823	565,069
Total assets	$24,157,840	$24,717,786
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,296,780	$12,027,544
Accrued interest	110,542	106,602
Operating lease liabilities	190,440	197,234
Accounts payable and other liabilities	1,031,689	1,090,254
Liabilities related to assets held for sale	6,492	10,850
Deferred income tax liabilities	35,570	59,259
Total liabilities	13,671,513	13,491,743
Redeemable OP unitholder and noncontrolling interests	264,650	280,283
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 399,707 and 399,420 shares issued at December 31, 2022 and 2021, respectively	99,912	99,838
Capital in excess of par value	15,539,777	15,498,956
Accumulated other comprehensive loss	(36,800)	(64,520)
Retained earnings (deficit)	(5,449,385)	(4,679,889)
Treasury stock, 10 and 0 shares issued at December 31, 2022 and 2021, respectively	(536)	—
Total Ventas stockholders’ equity	10,152,968	10,854,385
Noncontrolling interests	68,709	91,375
Total equity	10,221,677	10,945,760
Total liabilities and equity	$24,157,840	$24,717,786

  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Revenues
Rental income:
Triple-net leased	$598,154	$653,823	$695,265
Office	801,159	794,297	799,627
	1,399,313	1,448,120	1,494,892
Resident fees and services	2,651,886	2,270,001	2,197,160
Third party capital management revenues	26,199	20,096	15,191
Income from loans and investments	48,160	74,981	80,505
Interest and other income	3,635	14,809	7,609
Total revenues	4,129,193	3,828,007	3,795,357
Expenses
Interest	467,557	440,089	469,541
Depreciation and amortization	1,197,798	1,197,403	1,109,763
Property-level operating expenses:
Senior living	2,004,420	1,811,728	1,658,671
Office	257,003	257,001	256,612
Triple-net leased	15,301	15,335	22,160
	2,276,724	2,084,064	1,937,443
Third party capital management expenses	6,194	4,433	2,315
General, administrative and professional fees	144,874	129,758	130,158
Loss on extinguishment of debt, net	581	59,299	10,791
Transaction expenses and deal costs	51,577	47,318	29,812
Allowance on loans receivable and investments	19,757	(9,082)	24,238
Other	58,268	37,110	707
Total expenses	4,223,330	3,990,392	3,714,768
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(94,137)	(162,385)	80,589
Income from unconsolidated entities	28,500	4,983	1,844
Gain on real estate dispositions	7,780	218,788	262,218
Income tax benefit (expense)	16,926	(4,827)	96,534
(Loss) income from continuing operations	(40,931)	56,559	441,185
Net (loss) income	(40,931)	56,559	441,185
Net income attributable to noncontrolling interests	6,516	7,551	2,036
Net (loss) income attributable to common stockholders	$(47,447)	$49,008	$439,149
Earnings per common share
Basic:
(Loss) income from continuing operations	$(0.10)	$0.15	$1.18
Net (loss) income attributable to common stockholders	(0.12)	0.13	1.18
Diluted:[1]
(Loss) income from continuing operations	$(0.10)	$0.15	$1.17
Net (loss) income attributable to common stockholders	(0.12)	0.13	1.17
1 Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(40,931)	$56,559	$441,185
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(11,837)	(3,357)	3,254
Unrealized loss on available for sale securities	(1,838)	(23,875)	(3,549)
Unrealized gain (loss) on derivative instruments	39,377	19,934	(17,918)
Total other comprehensive income (loss)	25,702	(7,298)	(18,213)
Comprehensive (loss) income	(15,229)	49,261	422,972
Comprehensive income attributable to noncontrolling interests	4,497	10,418	3,613
Comprehensive (loss) income attributable to common stockholders	$(19,726)	$38,843	$419,359

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2020	$93,185	$14,056,453	$(34,564)	$(3,669,050)	$(132)	$10,445,892	$99,560	$10,545,452
Net income	—	—	—	439,149	—	439,149	2,036	441,185
Other comprehensive (loss) income	—	—	(19,790)	—	—	(19,790)	1,577	(18,213)
Net change in noncontrolling interests	—	8,227	—	—	—	8,227	(5,149)	3,078
Dividends to common stockholders—$2.1425 per share	—	—	—	(800,475)	—	(800,475)	—	(800,475)
Issuance of common stock	371	65,640	—	—	—	66,011	—	66,011
Issuance of common stock for stock plans, restricted stock grants and other	79	22,568	—	—	132	22,779	—	22,779
Adjust redeemable OP unitholder interests to current fair value	—	18,638	—	—	—	18,638	—	18,638
Redemption of OP Units	—	(264)	—	—	—	(264)	—	(264)
Balance at December 31, 2020	93,635	14,171,262	(54,354)	(4,030,376)	—	10,180,167	98,024	10,278,191
Net income	—	—	—	49,008	—	49,008	7,551	56,559
Other comprehensive (loss) income	—	—	(10,166)	—	—	(10,166)	2,868	(7,298)
Acquisition-related activity	3,332	747,916	—	—	—	751,248	—	751,248
Net change in noncontrolling interests	—	(58,925)	—	—	—	(58,925)	(17,068)	(75,993)
Dividends to common stockholders—$1.80 per share	—	—	—	(698,521)	—	(698,521)	—	(698,521)
Issuance of common stock for stock plans, restricted stock grants and other	2,871	649,941	—	—	(76)	652,736	—	652,736
Adjust redeemable OP unitholder interests to current fair value	—	(11,178)	—	—	—	(11,178)	—	(11,178)
Redemption of OP Units	—	(60)	—	—	76	16	—	16
Balance at December 31, 2021	99,838	15,498,956	(64,520)	(4,679,889)	—	10,854,385	91,375	10,945,760
Net loss	—	—	—	(47,447)	—	(47,447)	6,516	(40,931)
Other comprehensive (loss) income	—	—	27,720	—	—	27,720	(2,018)	25,702
Net change in noncontrolling interests	—	(9,235)	—	—	—	(9,235)	(27,164)	(36,399)
Dividends to common stockholders—$1.80 per share	—	—	—	(722,049)	—	(722,049)	—	(722,049)
Issuance of common stock for stock plans, restricted stock grants and other	74	38,370	—	—	(536)	37,908	—	37,908
Adjust redeemable OP unitholder interests to current fair value	—	11,480	—	—	—	11,480	—	11,480
Redemption of OP Units	—	206	—	—	—	206	—	206
Balance at December 31, 2022	$99,912	$15,539,777	$(36,800)	$(5,449,385)	$(536)	$10,152,968	$68,709	$10,221,677

   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(40,931)	$56,559	$441,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,197,798	1,197,403	1,109,763
Amortization of deferred revenue and lease intangibles, net	(63,543)	(88,795)	(40,856)
Other non-cash amortization	12,957	17,709	20,719
Allowance on loans receivable and investments	19,757	(9,082)	24,238
Stock-based compensation	30,715	31,966	21,487
Straight-lining of rental income	(11,094)	(14,468)	103,082
Loss on extinguishment of debt, net	581	59,299	10,791
Gain on real estate dispositions	(7,780)	(218,788)	(262,218)
Gain on real estate loan investments	—	(1,448)	(167)
Income tax benefit	(21,348)	(1,224)	(101,985)
Income and other from unconsolidated entities	(28,500)	(4,973)	(1,832)
Distributions from unconsolidated entities	19,847	19,326	4,920
Other	52,489	26,404	(779)
Changes in operating assets and liabilities:
Increase in other assets	(52,897)	(54,571)	(68,233)
Increase (decrease) in accrued interest	4,915	(5,922)	276
Increase in accounts payable and other liabilities	7,197	16,721	189,785
Net cash provided by operating activities	1,120,163	1,026,116	1,450,176
Cash flows from investing activities:
Net investment in real estate property	(446,628)	(1,369,052)	(78,648)
Investment in loans receivable	(30,700)	(489)	(115,163)
Proceeds from real estate disposals	112,926	840,438	1,044,357
Proceeds from loans receivable	890	348,091	119,011
Development project expenditures	(231,939)	(247,694)	(380,413)
Capital expenditures	(222,130)	(185,275)	(148,234)
Distributions from unconsolidated entities	28,311	17,847	—
Investment in unconsolidated entities	(83,652)	(129,291)	(286,822)
Insurance proceeds for property damage claims	13,704	1,285	207
Net cash (used in) provided by investing activities	(859,218)	(724,140)	154,295
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(27,179)	(125,399)	(88,868)
Net change in borrowings under commercial paper program	122,414	279,929	(565,524)
Proceeds from debt	957,781	1,534,298	733,298
Repayments of debt	(575,391)	(2,109,617)	(479,539)
Purchase of noncontrolling interests	(170)	(24,224)	(8,239)
Payment of deferred financing costs	(8,824)	(27,166)	(8,379)
Issuance of common stock, net	—	617,438	55,362
Cash distribution to common stockholders	(720,319)	(686,888)	(928,809)
Cash distribution to redeemable OP unitholders	(6,292)	(6,761)	(7,283)
Cash issued for redemption of OP Units	(1,487)	(96)	(575)
Contributions from noncontrolling interests	5,371	1,731	1,314
Distributions to noncontrolling interests	(32,325)	(13,577)	(12,946)
Proceeds from stock option exercises	8,691	8,169	15,103
Other	(6,198)	(6,303)	(4,936)
Net cash used in financing activities	(283,928)	(558,466)	(1,300,021)
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,983)	(256,490)	304,450
Effect of foreign currency translation	(2,869)	1,447	1,088
Cash, cash equivalents and restricted cash at beginning of year	196,597	451,640	146,102
Cash, cash equivalents and restricted cash at end of year	$170,745	$196,597	$451,640

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Interest paid including payments and receipts for derivative instruments	$467,556	$402,025	$429,636
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$16,540	$1,319,988	$170,484
Other assets	875	16,913	1,224
Debt	—	482,482	55,368
Other liabilities	7,747	102,256	2,707
Deferred income tax liability	960	446	337
Noncontrolling interests	3,351	468	20,259
Equity issued	—	751,248	—
Equity issued for redemption of OP Units	—	76	—
Investment in unconsolidated entities	8,100	—	—

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to collectively as “healthcare real estate,” located throughout the United States, Canada, and the United Kingdom. As of December 31, 2022, we owned or had investments in approximately 1,300 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio, which we also refer to as “SHOP” and which was formerly known as senior living operations, and office operations. See “Note 2 – Accounting Policies” and “Note 18 – Segment Information.” Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment or operated by independent third-party managers, in which case they are included in our SHOP reportable business segment.

As of December 31, 2022, we leased a total of 326 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties and 29 properties, respectively, as of December 31, 2022.

As of December 31, 2022, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 553 senior housing communities.

As of December 31, 2022, we owned a total of 376 properties in our office operations reportable business segment. These properties generally consist of MOBs that are predominantly located on or contiguous to a health system campus and life science, research and innovation properties that are affiliated with and often located on or contiguous to a university or academic medical campus. Through our Lillibridge Healthcare Services, Inc. subsidiary and our ownership interest in PMB Real Estate Services LLC, we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States.

In addition, from time to time, we make secured and unsecured loans and other investments relating to healthcare real estate or operators.

We have a third-party institutional capital management business, Ventas Investment Management (“VIM”), which includes our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). Through VIM, we partner with third-party institutional investors to invest in healthcare real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner.

Starting in 2020, our business was significantly impacted by both the COVID-19 pandemic itself, including actions taken to prevent the spread of the virus and its variants, and its extended consequences. The trajectory and future impact of the COVID-19 pandemic remains highly uncertain. The extent of the pandemic’s continuing and ultimate effect on our operational and financial performance will depend on a variety of factors, including the impact of new variants of the virus and the effectiveness of available vaccines against those variants; ongoing clinical experience, which may differ considerably across regions and fluctuate over time; and on other future developments, including the ultimate duration, spread and intensity of the outbreaks, the availability of testing, the extent to which governments impose, roll-back or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants and operators. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets (dollars in thousands):

	December 31, 2022		December 31, 2021
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$741,890	$252,518	$749,834	$251,352
Other identified VIEs	3,657,023	1,504,113	3,805,567	1,552,237
Tax credit VIEs	128,240	16,767	458,953	103,992

Investments in Unconsolidated Entities

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We adjust our investment in unconsolidated entities for additional contributions made, distributions received as well as our share of the investee’s earnings or losses, which is included in income from unconsolidated entities in our Consolidated Statements of Income.

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate NHP/PMB as a VIE. As of December 31, 2022, third-party investors owned 3.9 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 34% of the total units then outstanding, and we owned 7.6 million Class B limited partnership units in NHP/PMB, representing the remaining 66%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

The OP Units are classified outside of permanent equity on our Consolidated Balance Sheets because they may be redeemed by third parties under circumstances that are outside of our control. We reflect the OP Units at the greater of cost or redemption value. As of December 31, 2022 and 2021, the fair value of the OP Units was $162.7 million and $182.1 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2022 and 2021. We record the carrying amount of these noncontrolling interests at the greater of their initial carrying

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value on our Consolidated Balance Sheets.

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

Accounting for Historic and New Markets Tax Credits

For certain of our life science, research and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”) or both. As of December 31, 2022, we owned three properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Financing Costs

We amortize deferred financing costs, which are reported as a reduction to senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortized costs of approximately $18.2 million, $19.7 million and $23.0 million were included in interest expense for the years ended December 31, 2022, 2021 and 2020, respectively.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, we recognized a $20.0 million allowance on our cash-pay mezzanine loan (the “Santerre Mezzanine Loan”) to Santerre Health Investors. The Santerre Mezzanine Loan has a current principal balance of $486.1 million, is priced at LIBOR + 6.42% and is freely prepayable in whole or in part subject to satisfaction of certain financial and non-financial terms and conditions. The Santerre Mezzanine Loan generated $40.0 million in loan interest income to Ventas in 2022.

The allowance for the Santerre Mezzanine Loan was calculated using the “current expected credit loss”, or “CECL”, model, which considers relevant information about past events, current conditions and reasonable and supportable forecasts to estimate expected losses as of the most recent balance sheet date. In the case of the Mezzanine Loan, the analysis took into account a variety of factors, including market conditions, cap rates for comparable assets, forecasted estimates of net operating income, discount rates, lease coverage levels and the continuing impact of COVID-19 and its extended consequences on the operating performance of certain of the collateral, including occupancy and operating expenses such as labor. The allowance was calculated as of December 31, 2022 and does not take into account changes in the underlying facts that may have occurred after that date. The allowance is based on numerous estimates and assumptions that are inherently uncertain and is subject to adjustment as the underlying facts change. The allowance may not represent the loss, if any, that we ultimately recognize.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Available for sale securities - We estimate the fair value of marketable debt securities using level two inputs. We observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We estimate the fair value of certain government-sponsored pooled loan investments using level three inputs. We consider credit spreads, underlying asset performance and credit quality, default rates and confirmed settlement amounts at maturity.

•Derivative instruments - We estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using level two inputs.

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

Revenue Recognition

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science, research and innovation centers’ (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2022 and 2021, this cumulative excess totaled $187.5 million and $176.9 million, respectively (excluding properties classified as held for sale).

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHOP

Our resident agreements are accounted for as leases and we recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay.

Other

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements, which are determined in accordance with the terms specific to each arrangement. We recognize these fees as we provide the services.

We may also earn promote revenue within the VIM platform related to the Ventas Fund, a perpetual life investment vehicle focused on investments in research and innovation centers, medical office buildings and senior housing communities in North America. Within the Ventas Fund, promote revenue is generally based on the Ventas Fund’s cumulative returns over three-year performance periods. The promote revenue is based on operating performance and real estate valuation of the portfolio, including highly variable inputs such as capitalization rates, market rents, and interest rates. As the asset appreciation is an important driver of the promote and the key inputs in the valuation process can change, we generally recognize promote revenues at or near the end of the performance period. We include these revenues as a component of third party capital management revenues in our Consolidated Statements of Income.

We may also earn promote revenues within the VIM platform related to our other investment vehicles. Within these other investment vehicles, promote revenues are generally earned after our partners have received distributions sufficient to provide a specified rate of return on their invested capital.

We recognize interest income from loans and investments, including discounts and premiums, using the effective interest method when collectability is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We recognize interest income on loans with an allowance on a cash basis.

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

Accounting for Leased Property

We lease real property, primarily land and corporate office space, and equipment, primarily vehicles at our senior housing communities. At lease inception, we establish an operating lease asset and operating lease liability, calculated as the present value of future minimum lease payments on our Consolidated Balance Sheets. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value. Our lease expense primarily consists of ground and corporate office leases. Ground lease expense is included in interest expense and corporate office lease expense is included in general, administrative and professional fees in our Consolidated Statements of Income.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting

As of December 31, 2022, 2021 and 2020, we operated through three reportable business segments: triple-net leased properties, SHOP and office operations. In our triple-net leased properties segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our SHOP segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. See “Note 18 – Segment Information.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government Assistance

Provider Relief Grants. We applied for and received grants under Phase 2, Phase 3 and Phase 4 of the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our senior living operations segment to partially mitigate losses attributable to COVID-19. These grants are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. We will not be required to repay distributions from the Provider Relief Fund, provided that we attest to and comply with certain terms and conditions, including, not using grants received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse, reporting and record keeping requirements and cooperating with any government audits. See “Government Regulation—CARES Act and Similar Governmental Funding Programs” in Part I, Item 1 of this Annual Report.

Other Government Assistance. We, and our tenants, borrowers, managers and unconsolidated entities also received grants administered by other domestic, foreign, local, regional or national governments on behalf of our senior housing communities primarily to partially mitigate losses attributable to COVID-19.

During 2022, we received $54.2 million and $10.5 million in HHS and other government grants, respectively. During 2021 and 2020, we received $15.4 million and $35.1 million, respectively, in HHS grants. These grants are recognized as a contra expense within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received. Any grants that are ultimately received and retained by us are not expected to fully offset the losses incurred in our SHOP segment that are attributable to COVID-19. Further, although we continue to monitor and evaluate the terms and conditions associated with these government grants, we cannot assure you that we will be in compliance with all requirements related to the payments received, in which case some or all of the grants received may need to be repaid.

COVID-19 Assessment

We have not identified the COVID-19 pandemic, on its own, as a “triggering event” for purposes of evaluating impairment of real estate assets, goodwill and other intangibles, investments in unconsolidated entities and financial instruments. However, as of December 31, 2022, 2021 and 2020, we considered the effect of the pandemic on certain of our assets (described below) and our ability to recover the respective carrying values of these assets. We applied our considerations to existing critical accounting policies that require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities. We based our estimates on our experience and on assumptions we believe to be reasonable under the circumstances. As a result, we recognized no COVID-19 related charges during 2022 and 2021 but recognized the following charges for the year ended December 31, 2020:

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

•Impairment of real estate assets: During 2020, we compared our estimate of undiscounted cash flows, including a hypothetical terminal value, for certain real estate assets to the assets’ respective carrying values. During 2020, we recognized $126.5 million of impairments representing the difference between the assets’ carrying value and the then-estimated fair value of $239.9 million. The impaired assets, primarily senior housing communities, represent approximately 1% of our consolidated net real estate property as of December 31, 2020. Impairments are recorded within depreciation and amortization in our Consolidated Statements of Income and are primarily related to our SHOP reportable business segment.

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

•Deferred tax asset valuation allowance: During 2020, we concluded that it was not more likely than not that deferred tax assets (primarily US federal NOL carryforwards which begin to expire in 2032) would be realized based on our

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cumulative loss in recent years for certain of our TRS entities. As a result, we recorded a valuation allowance of $56.4 million against these deferred tax assets on our Consolidated Balance Sheets with a corresponding charge to income tax benefit (expense) in our Consolidated Statements of Income.

Recently Adopted Accounting Standards

In November 2021, the FASB issued Accounting Standards Update 2021-10, Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires expanded annual disclosures for transactions involving the receipt of government assistance. Required disclosures include a description of the nature of the transactions with government entities, our accounting policies for such transactions and their impact to our Consolidated Financial Statements. We adopted ASU 2021-10 on January 1, 2022 and the adoption of this standard did not have a material impact on our Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of December 31, 2022, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 26.0%, 9.8%, 7.8%, 5.3% and 0.8%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2022). Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale Senior Living, Ardent and Kindred.

Based on gross book value, approximately 12.4% and 53.9% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and SHOP reportable business segments, respectively (excluding properties classified as held for sale as of December 31, 2022). MOBs, life science, research and innovation centers, inpatient rehabilitation facilities (IRFs) and long-term acute care facilities (LTACs), health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 33.7%. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2022, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and third party capital management expenses) for each of the years ended December 31, 2022, 2021 and 2020. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Triple-Net Leased Properties

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the years ended December 31, 2022, 2021 and 2020. Refer to Item 1A. Risk Factors. The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Years Ended December 31,
	2022	2021	2020
Revenues (1):
Brookdale Senior Living (2)	3.6%	3.9%	4.4%
Ardent	3.2	3.3	3.2
Kindred	3.2	3.8	3.5
NOI:
Brookdale Senior Living (2)	8.1%	8.6%	9.0%
Ardent	7.1	7.4	6.6
Kindred	7.3	7.8	7.1
______________________________
(1)Total revenues include third party capital management revenues, income from loans and investments and interest and other income.
(2)2022, 2021 and 2020 results include $42.6 million, $42.6 million and $21.3 million, respectively, of amortization of up-front consideration received in 2020 from the Brookdale Lease.

Each of our leases with Brookdale Senior Living, Ardent and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Ardent and Kindred leases is guaranteed by a corporate parent.

Kindred Lease

As of December 31, 2022, we leased 29 properties to Kindred pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Kindred Lease”). Pursuant to the Kindred Lease, the 29 properties are divided into two groups. The first group is composed of 6 properties (“Group 1”) and the second group is composed of 23 properties (“Group 2”). The existing term of the Kindred Lease expires on April 30, 2028 for Group 1 and April 30, 2025 for Group 2. Kindred has the option to renew the Group 1 properties for two, 5-year extensions at the greater of escalated rent and fair market rental. Kindred has the option to renew the Group 2 properties for one, 5-year extensions at escalated rent, and following that, two additional 5-year extensions at the greater of escalated rent and fair market rent. The Kindred Lease is guaranteed by a parent company.

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

Under the terms of the Brookdale Lease, base rent escalates annually at 3% per annum, which escalation commenced on January 1, 2022.

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

Future Contractual Rents

The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments where applicable, for all of our consolidated triple-net and office building leases as of December 31, 2022 (excluding properties classified as held for sale as of December 31, 2022, dollars in thousands):

	Brookdale Senior Living	Ardent	Kindred	Other	Total
2023	$148,901	$146,108	$130,518	$695,990	$1,121,517
2024	148,674	146,108	130,518	645,622	1,070,922
2025	148,217	146,108	60,732	553,657	908,714
2026	—	145,580	25,839	483,536	654,955
2027	—	144,524	25,839	389,830	560,193
Thereafter	—	1,090,603	8,613	1,340,595	2,439,811
Total	$445,792	$1,819,031	$382,059	$4,109,230	$6,756,112

Senior Housing Operating Portfolio

As of December 31, 2022, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 334 of our 544 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

On July 30, 2021, Atria acquired the management services division of Holiday, which at the time managed a pool of 26 communities for Ventas. As of December 31, 2022, Atria and its subsidiaries, including Holiday, managed a pool of 242 senior housing communities for Ventas. Ventas has the ongoing right to terminate the management contract for 91 of the communities with short term notice.

As of December 31, 2022, Sunrise managed 92 communities for Ventas pursuant to multiple management agreements (collectively, the “Sunrise Management Agreements”). Our Sunrise Management Agreements have initial terms expiring between 2035 and 2040. Ventas has the ability to terminate some or all of the Sunrise Management Agreements upon certain circumstances with or without the payment of a fee.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations.

NOTE 4 – ACQUISITIONS OF REAL ESTATE PROPERTY

We acquire and invest in senior housing, medical office buildings, life science, research and innovation centers and other healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source. The following summarizes our acquisition activities during 2022, 2021 and 2020. Each of our acquisitions disclosed below was accounted for as an asset acquisition.

2022 Acquisitions

During the year ended December 31, 2022, for an aggregate purchase price of $453.2 million, we acquired 18 MOBs leased to affiliates of Ardent, one behavioral health center, one research and innovation center (all of which are reported within our office operations segment) and two senior housing communities (which are reported within our SHOP segment).

2021 Acquisitions

On September 21, 2021, we acquired New Senior Investment Group Inc. (“New Senior”) for a purchase price of $2.3 billion in an all-stock transaction pursuant to an Agreement and Plan of Merger dated as of June 28, 2021 (the “Merger Agreement”) by and among Ventas, Cadence Merger Sub LLC, our wholly owned subsidiary (“Merger Sub”), and New Senior. Under the Merger Agreement, on the acquisition date, Merger Sub merged with and into New Senior, with New Senior surviving the merger as our wholly owned subsidiary (the “New Senior Acquisition”). The New Senior Acquisition was valued at approximately $2.4 billion. We funded the transaction through the issuance of approximately 13.3 million shares of our common stock, with each New Senior stockholder receiving 0.1561 shares of Ventas common stock for each share of New Senior common stock that they owned immediately prior to the acquisition. In addition to the equity issuance, we funded the acquisition through the assumption of $482.5 million of New Senior mortgage debt and $1.1 billion of cash paid at closing. The New Senior Acquisition added 102 independent living communities to our SHOP reportable business segment and one independent living community to our triple-net lease properties reportable business segment. We accounted for this transaction as an asset acquisition and the financial results of New Senior have been included in our consolidated financial statements from the acquisition date.

During the year ended December 31, 2021, we acquired six Canadian senior housing communities reported within our SHOP reportable business segment and a behavioral health center in Plano, Texas reported within our office operations reportable business segment for aggregate consideration of $240.7 million.

2020 Acquisitions

During the year ended December 31, 2020, we acquired two research and innovation centers reported within our office operations reportable business segment, seven senior housing communities reported within our SHOP reportable business segment and one LTAC reported within our triple-net leased properties reportable business segment for an aggregate consideration of $249.5 million.

NOTE 5 – DISPOSITIONS AND IMPAIRMENTS
2022 Activity

During the year ended December 31, 2022, we sold seven senior housing communities, two MOBs, three triple-net leased properties, one vacant land parcel and one vacant office building for aggregate consideration of $115.1 million and recognized a net gain on the sale of these assets of $7.8 million in our Consolidated Statements of Income.

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

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties (dollars in thousands):

	December 31, 2022			December 31, 2021
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
SHOP	3	$44,852	$5,675	2	$24,964	$9,321
Office operations	—	41	817	2	3,435	1,529
Triple-net leased properties	—	—	—	—	—	—
Total	3	$44,893	$6,492	4	$28,399	$10,850

Real Estate Impairment

We recognized impairments of $107.8 million, $219.4 million and $153.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded during 2022 and 2021 were primarily a result of a change in our intent to hold or a change in the future cash flows of the impaired assets. A significant portion of our 2020 charges resulted from the impact of COVID-19. (See “Note 2 – Accounting Policies - COVID-19 Assessment”).

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND INVESTMENTS

As of December 31, 2022 and 2021, we held $561.4 million and $549.2 million, respectively, of loans receivable and investments, net of allowance, relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments (dollars in thousands):

	Amortized Cost	Allowance	Unrealized Gain	Carrying Amount	Fair Value
As of December 31, 2022:
Secured/mortgage loans and other, net (1)	$513,669	$(20,000)	$—	$493,669	$493,627
Government-sponsored pooled loan investments, net (2)	43,406	—	—	43,406	43,406
Total investments reported as secured loans receivable and investments, net	557,075	(20,000)	—	537,075	537,033
Non-mortgage loans receivable, net (3)	28,959	(4,621)	—	24,338	23,416
Total loans receivable and investments, net	$586,034	$(24,621)	$—	$561,413	$560,449

As of December 31, 2021:
Secured/mortgage loans and other, net (1)	$488,913	$—	$—	$488,913	$478,931
Government-sponsored pooled loan investments, net (2)	39,376	—	1,836	41,213	41,213
Total investments reported as secured loans receivable and investments, net	528,289	—	1,836	530,126	520,144
Non-mortgage loans receivable, net (3)	24,418	(5,394)	—	19,024	19,039
Total loans receivable and investments, net	$552,707	$(5,394)	$1,836	$549,150	$539,183
______________________________
(1)Includes the $486.1 million principal amount, cash-pay Santerre Mezzanine Loan, which is priced at LIBOR + 6.42% and secured by a pledge of equity interests in entities that hold a diverse pool of medical office, senior housing, skilled nursing and other healthcare assets. The Santerre Mezzanine loan has a current maturity date of June 9, 2023, subject to the borrower’s right to extend for one year,subject to satisfaction of certain conditions. The Santerre Mezzanine Loan is currently prepayable in whole or in part subject to satisfaction of certain financial and non-financial terms and conditions. Other included investments have contractual maturities in 2024 and 2027.
(2)Repaid at par in February 2023.
(3)Included in other assets on our Consolidated Balance Sheets.

2022 Activity

In 2022, we provided secured debt financing in the aggregate amount of $29.1 million with terms ranging from two to five years and interest rates ranging from Term SOFR plus 3.75% to 5.00%.

As of December 31, 2022, we recognized a $20.0 million allowance on the Santerre Mezzanine Loan. The allowance for the Santerre Mezzanine Loan was calculated using the “current expected credit loss”, or “CECL”, model, which considers relevant information about past events, current conditions and reasonable and supportable forecasts to estimate expected losses as of the most recent balance sheet date. See “Note 2 – Accounting Policies - Fair Values of Financial Instruments” of the Consolidated Financial Statements.

The Santerre Mezzanine Loan has a current principal balance of $486.1 million, is priced at LIBOR + 6.42% and is freely prepayable in whole or in part subject to satisfaction of certain financial and non-financial terms and conditions. The Santerre Mezzanine Loan generated $40.0 million in loan interest income to Ventas in 2022. The Santerre Mezzanine Loan was entered into on June 7, 2019 for a five-year term, inclusive of three one-year extensions at the borrower’s option. The borrower has exercised two of its three extension options, with the final extension option exercisable between 30 to 60 days prior to the current maturity date of June 9, 2023, subject to satisfaction of certain conditions.

The Santerre Mezzanine Loan is subordinate to the rights of a $1.0 billion principal amount senior loan (the “Santerre Senior Loan”) priced at LIBOR + 1.84%. The Santerre Senior Loan is secured by a diverse pool of medical office, senior housing, skilled nursing and other healthcare assets and the Santerre Mezzanine Loan is secured by equity interests in entities that own those assets. Both loans are otherwise non-recourse to the borrower, subject to certain exceptions. The borrower has

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquired an interest rate cap for the benefit of the Santerre Mezzanine Loan and the Santerre Senior Loan in the notional amount of $1.5 billion, which sets LIBOR at 3.36% and expires on June 9, 2023.

The borrower remained current on all financial obligations to Ventas through January 2023 and is expected to remain current through February 2023. However, the current post-Covid under-performance of certain of the collateral, coupled with the rise in interest rates in the third quarter and accelerating into the fourth quarter of 2022, has caused the ratio of net operating income of the collateral to interest due on the Santerre Mezzanine Loan to decline significantly.

While we believe that the borrower has taken and is taking targeted actions to attempt to improve the performance of or sell certain of the collateral, future cash flows from the collateral may be insufficient to fully pay interest expense on the Santerre Mezzanine Loan. If the borrower is unable to or does not meet its obligations under the Santerre Mezzanine Loan, there are a variety of remedies available to us, including the ability to foreclose on the collateral and assume and extend the Santerre Senior Loan for an additional year.

See also “Risk Factors – We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors” and “Risk Factors – If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment.”

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Unconsolidated Real Estate Entities

Through our Ventas Investment Management Platform, which combines our extensive third-party capital ventures under a single platform, we partner with third-party institutional investors to invest in healthcare real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner.

Below is a summary of our investments in unconsolidated real estate entities as of December 31, 2022 and 2021, respectively (dollars in thousands):

	Ownership (1)		Carrying Amount
	as of December 31,		as of December 31,
	2022	2021	2022	2021
Investment in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	21.0%	21.1%	$263,979	$267,475
Pension Fund Joint Venture	22.9%	22.9%	25,028	29,192
Research & Innovation Development Joint Venture	51.0%	51.0%	284,962	221,363
Ventas Investment Management Platform			573,969	518,030
Atrium Health & Wake Forest Joint Venture	48.5%	—%	5,403	—
All other (2)	34.0%-38.0%	34.0%-50.0%	577	5,435
Total investments in unconsolidated real estate entities			$579,949	$523,465
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

In 2022, we earned our first promote revenue of $9.9 million as general partner of the Ventas Life Science & Healthcare Real Estate Fund within VIM. The promote revenue was recorded in third party capital management revenues in our Consolidated Statements of Income.

In 2022, we, together with our joint venture partners Wexford and Atrium Health, closed or committed to a new approximately 326,000 square foot development in Charlotte, North Carolina, which will include an education building and is 100% pre-leased to Aa3 rated non-profit health system Atrium Health and to Wake Forest University School of Medicine. The development has an expected completion date of 2025 and is expected to be the academic core of Atrium Health system in Charlotte.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $14.5 million, $12.4 million and $6.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Such amounts are included in third party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within other assets on our Consolidated Balance Sheets. Our 34% ownership interest in Atria entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors. Our 9.8% ownership interest in Ardent entitles us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 Activity

During the fourth quarter of 2022, Atria combined its proprietary cloud-based senior housing management software platform, Glennis, with two other complementary companies in the Software as a Service (SaaS) technology space. The merger transaction was executed under the sponsorship and majority ownership of an experienced private equity technology investor. We own a 34% stake in Atria and recognized a $26.1 million gain on sale in the fourth quarter of 2022 in income from unconsolidated entities in our Consolidated Statements of Income. We now own nearly 10% of the new combined SaaS company.

In December 2022, we recognized $11.7 million in income from unconsolidated entities in our Consolidated Statements of Income relating to our share of a net gain on real estate disposition recognized by Ardent.

2020 Activity

In June 2020, as a result of COVID-19, we recognized an impairment charge of $10.7 million related to our investment in an unconsolidated operating entity, which was recorded within allowance on loans receivable and investments in our Consolidated Statements of Income. See “Note 2 – Accounting Policies - COVID-19 Assessment.”

NOTE 8 – INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of December 31, 2022		As of December 31, 2021
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$129,038	5.4	$129,121	5.9
In-place and other lease intangibles (2)	1,217,152	8.0	1,240,626	7.2
Goodwill	1,044,415	N/A	1,046,140	N/A
Other intangibles (2)	34,404	5.6	34,517	6.5
Accumulated amortization	(1,061,305)	N/A	(944,403)	N/A
Net intangible assets	$1,363,704	7.8	$1,506,001	7.1
Intangible liabilities:
Below-market lease intangibles (1)	$333,672	8.6	$334,365	9.7
Other lease intangibles	13,498	N/A	13,608	N/A
Accumulated amortization	(258,639)	N/A	(244,975)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$92,099	8.6	$106,566	9.7
______________________________
(1)     Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our Consolidated Statements of Income.
(2)     Amortization of lease intangibles is recorded in depreciation and amortization in our Consolidated Statements of Income.
N/A—Not Applicable

Above-market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below-market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, our net amortization related to these intangibles was $102.4 million, $29.3 million and $45.7 million, respectively.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the estimated net amortization related to these intangibles for each of the next five years (dollars in thousands):

Estimated Net Amortization
2023	$108,638
2024	56,615
2025	10,612
2026	6,912
2027	6,071

The table below reflects the carrying amount of goodwill, by segment, as of December 31, 2022 (dollars in thousands):

Goodwill
Office operations	$464,561
Triple-net leased properties	320,372
SHOP	259,482
Total goodwill	$1,044,415

NOTE 9 – OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of December 31,
	2022	2021
Straight-line rent receivables	$187,536	$176,877
Non-mortgage loans receivable, net	24,338	19,024
Stock warrants	23,621	48,884
Other intangibles, net	6,393	7,270
Investment in unconsolidated operating entities	95,363	73,602
Other	272,572	239,412
Total other assets	$609,823	$565,069

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of December 31,
	2022	2021
Unsecured revolving credit facility (1)(2)	$25,230	$56,448
Commercial paper notes	403,000	280,000
Unsecured term loan due 2023	—	200,000
2.55% Senior Notes, Series D due 2023 (2)	202,967	217,667
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	184,515	197,879
2.80% Senior Notes, Series E due 2024 (2)	442,837	474,909
Unsecured term loan due 2025 (2)	369,031	395,757
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due 2027	500,000	—
2.45% Senior Notes, Series G due 2027 (2)	350,579	375,970
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	221,419	237,454
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,436,443	2,431,831
Total	12,361,244	12,093,138
Deferred financing costs, net	(63,410)	(69,925)
Unamortized fair value adjustment	23,535	32,888
Unamortized discounts	(24,589)	(28,557)
Senior notes payable and other debt	$12,296,780	$12,027,544
______________________________
(1)As of December 31, 2022 and 2021, respectively, $3.7 million and $30.9 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $21.5 million and $25.6 million were denominated in British pounds as of December 31, 2022 and 2021, respectively.
(2)British Pound and Canadian Dollar debt obligations shown in US Dollars.
(3)Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2023 and 2028.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

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

As of December 31, 2022, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $25.2 million borrowings outstanding and an additional $15.4 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2022, we had $403.0 million in borrowings outstanding under our commercial paper program.

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

As of December 31, 2022, we had a C$500 million or $369.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

In October 2022, we executed a letter agreement for a $100.0 million uncommitted line for standby letters of credit. The letter agreement contains certain customary covenants and under its terms, we are required to pay a commission on each outstanding letter of credit at a rate to be agreed upon in writing at issuance of each letter of credit. As of December 31, 2022, there were no material amounts outstanding under this facility.

Senior Notes

As of December 31, 2022, we had outstanding $7.2 billion aggregate principal amount of senior notes issued by Ventas Realty, approximately $75.2 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.9 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

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

Mortgages

At December 31, 2022, we had 113 mortgage loans outstanding in the aggregate principal amount of $2.4 billion, which is secured by 105 of our properties. Of these loans, 98 loans in the aggregate principal amount of $2.0 billion bear interest at fixed rates ranging from 0% to 13.01% per annum, and 15 loans in the aggregate principal amount of $400.5 million bear interest at variable rates ranging from 3.63% to 6.85% per annum as of December 31, 2022. At December 31, 2022, the weighted average annual rate on our fixed rate mortgage loans was 3.7%, and the weighted average annual rate on our variable rate mortgage loans was 5.1%. Our mortgage loans had a weighted average maturity of 4.5 years as of December 31, 2022.

During the years ended December 31, 2022 and 2021, we repaid in full mortgage loans in the aggregate principal amount of $0.6 million and $284.7 million, respectively.

In September 2021, we assumed $482.5 million in mortgage debt maturing in 2025 in connection with the New Senior Acquisition including a $25.4 million fair value premium, which is amortized over the remaining term through interest expense in our Consolidated Statement of Income. See “Note 4 – Acquisitions of Real Estate Property”.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of December 31, 2022, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
2023	$466,792	$403,000	$45,056	$914,848
2024	1,691,862	—	39,657	1,731,519
2025	2,016,471	25,230	34,096	2,075,797
2026	1,049,404	—	27,498	1,076,902
2027	1,328,150	—	26,823	1,354,973
Thereafter	5,076,523	—	130,682	5,207,205
Total maturities	$11,629,202	$428,230	$303,812	$12,361,244
______________________________
(1)At December 31, 2022, we had $305.7 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $122.6 million of unrestricted cash and cash equivalents.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, we were in compliance with all of these covenants.

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

As of December 31, 2022, our variable rate debt obligations of $1.5 billion reflect, in part, the effect of $144.2 million notional amount of interest rate swaps with maturities on March 22, 2027 that effectively convert fixed rate debt to variable rate debt. As of December 31, 2022, our fixed rate debt obligations of $10.9 billion reflect, in part, the effect of $338.0 million and C$267.8 million notional amount of interest rate swaps with maturities ranging from January 2023 to April 2031, in each case that effectively convert variable rate debt to fixed rate debt.

NOTE 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows (dollars in thousands):

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$122,564	$122,564	$149,725	$149,725
Escrow deposits and restricted cash	48,181	48,181	46,872	46,872
Stock warrants (1)	23,621	23,621	48,884	48,884
Secured mortgage loans and other, net	493,669	493,627	488,913	478,931
Non-mortgage loans receivable, net (1)	24,338	23,416	19,024	19,039
Government-sponsored pooled loan investments, net	43,406	43,406	41,213	41,213
Derivative instruments (1)	24,316	24,316	1,128	1,128
Liabilities:
Senior notes payable and other debt, gross	12,361,244	11,493,824	12,093,138	12,891,937
Derivative instruments (2)	145	145	12,290	12,290
Redeemable OP Units	162,663	162,663	182,112	182,112
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LONG-TERM COMPENSATION

Compensation Plans

We currently have:

•two plans under which outstanding options to purchase common stock, shares of restricted stock or restricted stock units have been granted to our officers, employees and non-employee directors (the 2006 Stock Plan for Directors and the 2012 Incentive Plan). Future grants are not permitted under any of these plans.

•one plan, the 2022 Incentive Plan, under which equity awards, including shares of restricted stock or restricted stock units, have been or may be granted to our officers, employees and non-employee directors;

•one plan under which certain non-employee directors have received or may receive deferred common stock in lieu of director fees (the Non-Employee Directors’ Cash Compensation Deferral Plan, formerly known as the Non-Employee Directors’ Deferred Stock Compensation Plan).

These plans are referred to collectively as the “Plans.”

During the year ended December 31, 2022, we were permitted to issue shares and grant options, restricted stock and restricted stock units only under the Executive Deferred Stock Compensation Plan, the Non-Employee Directors’ Cash Compensation Deferral Plan, the 2012 Incentive Plan and the 2022 Incentive Plan. The 2006 Stock Plan for Directors expired on December 31, 2012, and no additional grants were permitted under after that date. The Executive Deferred Stock Compensation Plan was terminated in early 2022. Authority to grant awards under the 2012 Plan expired when the 2022 Plan became effective; accordingly, no new grants were permitted under the 2012 Plan after September 30, 2022. The 2022 Incentive Plan was effective October 1, 2022 and grants starting on October 1, 2022 were awarded under this plan.

The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2022 were as follows:

•Executive Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option. None of our Executives has deferred shares pursuant to the Executive Deferred Stock Compensation Plan, and the Plan was terminated in early 2022. Accordingly, no shares were available for issuance under this Plan as of December 31, 2022.

•Non-Employee Directors’ Cash Compensation Deferral Plan—0.6 million shares were reserved initially for issuance to non-employee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 0.4 million shares were available for future issuance as of December 31, 2022.

•2012 Incentive Plan—10.7 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2012 that were or are subsequently forfeited or expire unexercised) were reserved initially for grants or issuance to employees and non-employee directors. Authority to grant awards under the 2012 Plan expired when the 2022 Plan became effective; accordingly, no new grants were permitted under the 2012 Plan after September 30, 2022.

•2022 Incentive Plan—11.4 million shares, plus any shares of common stock subject to awards granted under the 2012 Plan as of October 1, 2022, that expire, or for any reason are forfeited, cancelled or terminated either without such shares being issued or with such shares being forfeited (such shares the “2012 Plan Shares”) were reserved initially for grants or issuance to employees and non-employee directors, and 11.4 million shares were available for future issuance as of December 31, 2022.

Outstanding options issued under the Plans are exercisable at the market price on the date of grant, expire ten years from the date of grant, and are fully vested.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following is a summary of stock option activity in 2022:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2021	3,761	$61.63
Options granted	—	—
Options exercised	(157)	55.50
Options forfeited	—	—
Options expired	(30)	55.99
Outstanding as of December 31, 2022	3,574	61.95	3.1	$—
Exercisable as of December 31, 2022	3,574	61.95	3.1	$—

Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods, with charges primarily recorded in general, administrative and professional fees in our Consolidated Statements of Income. As of December 31, 2022, 2021 and 2020, there was no unrecognized compensation expense relating to stock options.

Aggregate proceeds received from options exercised under the Plans for the years ended December 31, 2022, 2021 and 2020 were $8.7 million, $9.0 million and $5.1 million, respectively. The total intrinsic value at exercise of options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.7 million, $1.5 million and $1.3 million, respectively. There was no deferred income tax benefit for stock options exercised.

Restricted Stock and Restricted Stock Units

We recognize the fair value of shares of restricted stock and restricted stock units (including time-based and performance-based awards) on the grant date of the award as stock-based compensation expense over the requisite service period, with charges primarily to general, administrative and professional fees of $30.7 million, $31.9 million and $21.4 million in 2022, 2021 and 2020, respectively, in our Consolidated Statements of Income. Restricted stock and restricted stock unit awards to employees generally vest over a three year period, while awards to non-employee directors typically vest within two years. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events. In addition to customary change in control vesting provisions, awards generally vest on retirement provided certain conditions are met. Employees are typically not retirement eligible until age plus years of service equals 75, with a minimum age of 62; the retirement age for non-employee directors is 75.

The following is a summary of the status of our non-vested restricted stock and restricted stock units (including time-based and performance-based awards) as of December 31, 2022, and changes during the year ended December 31, 2022:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value	Restricted Stock Units (000’s)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	448	$50.96	1,047	$52.84
Granted	43	55.52	449	57.07
Vested	(117)	51.15	(457)	57.66
Forfeited	(60)	51.14	(48)	68.19
Non-vested at December 31, 2022	314	51.47	991	52.13

As of December 31, 2022, we had $21.8 million of unrecognized compensation cost related to non-vested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 1.5 years.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $29.6 million, $23.4 million and $19.8 million, respectively.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 3.0 million shares for issuance under the ESPP. As of December 31, 2022, 0.2 million shares had been purchased under the ESPP and 2.8 million shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2022, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2022, 2021 and 2020, our aggregate contributions were approximately $1.6 million, $1.5 million and $1.6 million, respectively.

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

Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. Our tax treatment of distributions per common share was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Tax treatment of distributions:
Ordinary income	$—	$—	$—
Qualified ordinary income	0.04906	0.00330	0.00696
199A qualified business income	1.75094	1.25274	2.14381
Long-term capital gain	—	0.16448	0.28450
Unrecaptured Section 1250 gain	—	0.37948	0.04973
Non-dividend distribution	—	—	—
Distribution reported for 1099-DIV purposes	1.80000	1.80000	2.48500
Add: Dividend declared in current year and taxable in following year	0.45000	0.45000	0.45000
Less: Dividend declared in prior year and taxable in current year	(0.45000)	(0.45000)	(0.79250)
Distribution declared per common share outstanding	$1.80000	$1.80000	$2.14250

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2022, 2021 and 2020. Our consolidated expense (benefit) for income taxes was as follows (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current - Federal	$(2,257)	$662	$402
Current - State	2,662	2,116	2,107
Deferred - Federal	338	6,431	(56,835)
Deferred - State	1,310	72	(35,447)
Current - Foreign	3,217	3,439	2,929
Deferred - Foreign	(22,196)	(7,893)	(9,690)
Total	$(16,926)	$4,827	$(96,534)

The 2022 income tax benefit is primarily due to a $7.5 million income tax benefit from operating losses at certain TRS entities and an income tax benefit of $11.9 million from an internal restructuring of foreign TRS entities. The 2021 income tax expense is due to a $3.5 million deferred tax expense related to an internal restructuring of certain U.S. TRS entities, a $3.3 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom, and a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities. The 2020 income tax benefit was primarily due to a $95.9 million net deferred tax benefit from an internal restructuring of certain TRS entities, partially offset by a valuation allowance recorded against certain deferred tax assets.

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the year ended December 31, 2022, their income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2022, 2021 and 2020, to the income tax expense and benefit is as follows (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$(19,733)	$(34,127)	$27,132
State income taxes, net of federal benefit	(5,411)	(8,256)	(1,967)
Change in valuation allowance from ordinary operations	53,117	59,572	86,359
Tax at statutory rate on earnings not subject to federal income taxes	(31,528)	(22,869)	(53,808)
Foreign rate differential and foreign taxes	123	4,405	3,342
Change in tax status of TRS	(1,961)	3,485	(150,287)
Other differences	(11,533)	2,617	(7,305)
Income tax (benefit) expense	$(16,926)	$4,827	$(96,534)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each TRS is a tax-paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities are summarized as follows (dollars in thousands):

	As of December 31,
	2022	2021	2020
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(34,734)	$(58,691)	$(60,494)
Operating loss and interest deduction carryforwards	220,891	187,407	124,606
Expense accruals and other	16,723	21,628	10,516
Valuation allowance	(227,960)	(198,450)	(127,279)
Net deferred tax liabilities	$(25,080)	$(48,106)	$(52,651)

Our net deferred tax liability decreased $23.0 million during 2022 primarily due to a $7.5 million impact from operating losses at certain TRS entities and the reversal of $11.9 million of deferred tax liabilities from an internal restructuring of foreign TRS entities. Our net deferred tax liability decreased $4.5 million during 2021 due to a $3.5 million deferred tax expense related to an internal restructuring of certain U.S. TRS entities, a $3.3 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom, and a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities. Our net deferred tax liability decreased $100.7 million during 2020 primarily due to a change in the tax status of certain of our TRS entities. This was offset by the recording of valuation allowances against $54.4 million of other deferred tax assets.

Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to certain TRSs. The amounts related to NOLs at the TRS entities for 2022, 2021 and 2020 are $171.0 million, $140.6 million and $83.2 million, respectively.

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

At December 31, 2022, 2021 and 2020, the REIT had NOL carryforwards of $1.1 billion, $1.1 billion and $896.4 million, respectively. Additionally, the REIT has $10.8 million of federal income tax credits that were carried over from acquisitions. These amounts can be used to offset future taxable income (or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Certain NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The remaining REIT carryforwards begin to expire in 2023.

For the years ended December 31, 2022 and 2021, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $3.0 billion and $3.3 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2019 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2018 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2018 and subsequent years. We are subject to audit in the United Kingdom generally for the periods ended in and subsequent to 2021.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits (dollars in thousands):

	2022	2021
Balance as of January 1	$6,082	$6,057
Additions to tax positions related to prior years	2	29
Subtractions to tax positions related to prior years	(256)	(4)
Balance as of December 31	$5,828	$6,082

Included in these unrecognized tax benefits of $5.8 million and $6.1 million at December 31, 2022 and 2021, respectively, were $5.0 million and $5.3 million of tax benefits at December 31, 2022 and 2021, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued no interest or penalties related to the unrecognized tax benefits during 2022. We do not expect our unrecognized tax benefits to increase or decrease materially in 2023.

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

Operating Leases

We lease land, equipment and corporate office space. At inception, we establish an operating lease asset and operating lease liability represented as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of lease payments. The incremental borrowing rates were adjusted for the length of the individual lease term. The weighted average discount rate and remaining lease term of our leases are 7.33% and 36.0 years, respectively. Operating lease assets and liabilities are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance.

Our lease expense primarily consists of ground leases, which is included in interest expense in our Consolidated Statements of Income. For the years ended December 31, 2022, 2021 and 2020, we recognized $31.9 million, $31.9 million and $32.1 million of expense relating to our leases. For the years ended December 31, 2022, 2021 and 2020, cash paid for leases was $24.0 million, $25.1 million and $25.4 million, respectively, as reported within operating cash outflows in our Consolidated Statements of Cash Flows.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2022 (dollars in thousands):

2023	$21,369
2024	20,305
2025	15,960
2026	15,904
2027	15,198
Thereafter	572,204
Total undiscounted minimum lease payments	660,940
Less: imputed interest	(470,500)
Operating lease liabilities	$190,440

NOTE 15 – EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2022	2021	2020
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(40,931)	$56,559	$441,185
Net (loss) income	(40,931)	56,559	441,185
Net income attributable to noncontrolling interests	6,516	7,551	2,036
Net (loss) income attributable to common stockholders	$(47,447)	$49,008	$439,149
Denominator:
Denominator for basic earnings per share—weighted average shares	399,549	382,785	373,368
Effect of dilutive securities:
Stock options	—	34	—
Restricted stock awards	390	365	171
OP unitholder interests	3,515	3,120	2,964
Denominator for diluted earnings per share—adjusted weighted average shares	403,454	386,304	376,503
Basic earnings per share:
(Loss) income from continuing operations	$(0.10)	$0.15	$1.18
Net (loss) income attributable to common stockholders	(0.12)	0.13	1.18
Diluted earnings per share: (1)
(Loss) income from continuing operations	$(0.10)	$0.15	$1.17
Net (loss) income attributable to common stockholders	(0.12)	0.13	1.17
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

There were 3.6 million, 3.1 million and 4.0 million anti-dilutive options outstanding for the years ended December 31, 2022, 2021 and 2020, respectively.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – PERMANENT AND TEMPORARY EQUITY

Capital Stock

In September 2021, we issued approximately 13.3 million shares of our common stock at a value of $751.2 million in connection with the New Senior Acquisition.

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. There were no issuances under the ATM program for the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, we sold 10.9 million and 1.5 million shares of our common stock under our previous ATM program for gross proceeds of $626.4 million and $66.6 million, respectively, at an average gross price of $57.71 and $44.88 per share, respectively.

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

We have the right to buy the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we may defer payment of the purchase price for the excess shares for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. As of December 31, 2022, there were no shares in the trust.

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of December 31,
	2022	2021
Foreign currency translation loss	$(60,364)	$(56,227)
Unrealized (loss) gain on available for sale securities	—	1,836
Unrealized gain (loss) on derivative instruments	23,564	(10,129)
Total accumulated other comprehensive loss	$(36,800)	$(64,520)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redeemable OP Unitholder and Noncontrolling Interests

The following is a roll-forward of our redeemable OP unitholder and noncontrolling interests for 2022 (dollars in thousands):

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
Balance as of December 31, 2021	$182,112	$98,171	$280,283
New issuances	—	8,491	8,491
Change in fair value	(11,480)	(4,675)	(16,155)
Dispositions	—	—	—
Distributions and other	(6,276)	—	(6,276)
Redemptions	(1,693)	—	(1,693)
Balance as of December 31, 2022	$162,663	$101,987	$264,650

NOTE 17 – RELATED PARTY TRANSACTIONS

Atria provides comprehensive property management and accounting services with respect to our senior housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements. For the years ended December 31, 2022, 2021 and 2020, we incurred fees to Atria of $61.5 million, $50.8 million and $54.1 million, respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income. For the year ended December 31, 2022, we incurred fees to Atria of $6.1 million primarily in connection with the transition of senior housing communities operated by Atria, which are recorded within transaction expenses and deal costs in our Consolidated Statements of Income. For the years ended December 31, 2021 and 2020, we paid fees to Atria of $20.3 million and $1.1 million, respectively, in connection with the sale or transition of senior housing communities operated by Atria. These fees are considered transaction costs and are primarily recorded within depreciation and amortization expense in our Consolidated Statements of Income.

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of December 31, 2022, we leased 11 hospitals to Ardent pursuant to a single, triple-net master lease agreement. For the years ended December 31, 2022, 2021 and 2020, we recognized rental income from Ardent of $130.5 million, $127.2 million and $122.6 million, respectively, relating to the Ardent master lease. As of December 31, 2022, we also leased 19 MOBs to Ardent under separate leases included in our office operations reportable business segment and recognized rental income of $12.1 million for the year ended December 31, 2022.

We also hold a 9.8% ownership interest in Ardent, which entitles us to customary minority rights and protections, as well as the right to appoint one member to the Ardent Board of Directors. In September 2022, Ardent’s majority equity owner entered into a definitive purchase agreement to sell a minority equity investment in Ardent to a third-party investor. We have the right to, and have elected to, participate in the proposed transaction by selling a pro-rata portion of our ownership interest to the third-party investor on the same terms. If the proposed transaction is consummated, our ownership interest in Ardent would be reduced. The transaction is subject to customary closing conditions, including regulatory approvals and we cannot assure you that the transaction will close.

ESL ceased operation of its management business in early 2022 following completion of the transition of 90 senior housing communities to other operators. We held a 34% ownership interest in ESL, which entitled us to customary minority rights and protections, including the right to appoint two members to the ESL Board of Directors. ESL provided comprehensive property management and accounting services with respect to our senior housing communities that ESL operated, for which we paid annual management fees pursuant to a management agreement. For the years ended December 31, 2021 and 2020, we incurred fees to ESL of $11.8 million and $15.1 million, respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income. For the year ended December 31, 2022, no fees were incurred. In connection with the transition of the operations of 90 senior housing communities, in 2021 we paid ESL $24.0 million, which is recorded within transaction expenses and deal costs in our Consolidated Statements of Income. For the years ended December

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2020, we incurred fees paid to ESL of $5.2 million, which is primarily recorded within transaction expenses and deal costs in our Consolidated Statements of Income.

NOTE 18 – SEGMENT INFORMATION

As of December 31, 2022, we operated through three reportable business segments: triple-net leased properties, SHOP and office operations. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision maker evaluates performance of the combined properties in each reportable business segment and determines how to allocate resources to those segments, in significant part, based on NOI and related measures for each segment. We define NOI as total revenues, less interest and other income, property-level operating expenses and third party capital management expenses. We consider NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, NOI should be examined in conjunction with net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property-specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Year Ended December 31, 2022
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$801,159	$598,154	$—	$1,399,313
Resident fees and services	2,651,886	—	—	—	2,651,886
Third party capital management revenues	—	2,448	—	23,751	26,199
Income from loans and investments	—	—	—	48,160	48,160
Interest and other income	—	—	—	3,635	3,635
Total revenues	$2,651,886	$803,607	$598,154	$75,546	$4,129,193

Total revenues	$2,651,886	$803,607	$598,154	$75,546	$4,129,193
Less:
Interest and other income	—	—	—	3,635	3,635
Property-level operating expenses	2,004,420	257,003	15,301	—	2,276,724
Third party capital management expenses	—	—	—	6,194	6,194
NOI	$647,466	$546,604	$582,853	$65,717	1,842,640
Interest and other income					3,635
Interest expense					(467,557)
Depreciation and amortization					(1,197,798)
General, administrative and professional fees					(144,874)
Loss on extinguishment of debt, net					(581)
Transaction expenses and deal costs					(51,577)
Allowance on loans receivable and investments					(19,757)
Other					(58,268)
Income from unconsolidated entities					28,500
Gain on real estate dispositions					7,780
Income tax benefit					16,926
Loss from continuing operations					(40,931)
Net loss					(40,931)
Net income attributable to noncontrolling interests					6,516
Net loss attributable to common stockholders					$(47,447)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2021
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$794,297	$653,823	$—	$1,448,120
Resident fees and services	2,270,001	—	—	—	2,270,001
Third party capital management revenues	—	8,384	—	11,712	20,096
Income from loans and investments	—	—	—	74,981	74,981
Interest and other income	—	—	—	14,809	14,809
Total revenues	$2,270,001	$802,681	$653,823	$101,502	$3,828,007

Total revenues	$2,270,001	$802,681	$653,823	$101,502	$3,828,007
Less:
Interest and other income	—	—	—	14,809	14,809
Property-level operating expenses	1,811,728	257,001	15,335	—	2,084,064
Third party capital management expenses	—	1,798	—	2,635	4,433
NOI	$458,273	$543,882	$638,488	$84,058	1,724,701
Interest and other income					14,809
Interest expense					(440,089)
Depreciation and amortization					(1,197,403)
General, administrative and professional fees					(129,758)
Loss on extinguishment of debt, net					(59,299)
Transaction expenses and deal costs					(47,318)
Allowance on loans receivable and investments					9,082
Other					(37,110)
Income from unconsolidated entities					4,983
Gain on real estate dispositions					218,788
Income tax expense					(4,827)
Income from continuing operations					56,559
Net income					56,559
Net income attributable to noncontrolling interests					7,551
Net income attributable to common stockholders					$49,008

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2020
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$799,627	$695,265	$—	$1,494,892
Resident fees and services	2,197,160	—	—	—	2,197,160
Third party capital management revenues	—	8,675	—	6,516	15,191
Income from loans and investments	—	—	—	80,505	80,505
Interest and other income	—	—	—	7,609	7,609
Total revenues	$2,197,160	$808,302	$695,265	$94,630	$3,795,357

Total revenues	$2,197,160	$808,302	$695,265	$94,630	$3,795,357
Less:
Interest and other income	—	—	—	7,609	7,609
Property-level operating expenses	1,658,671	256,612	22,160	—	1,937,443
Third party capital management expenses	—	2,315	—	—	2,315
NOI	$538,489	$549,375	$673,105	$87,021	1,847,990
Interest and other income					7,609
Interest expense					(469,541)
Depreciation and amortization					(1,109,763)
General, administrative and professional fees					(130,158)
Loss on extinguishment of debt, net					(10,791)
Transaction expenses and deal costs					(29,812)
Allowance on loans receivable and investments					(24,238)
Other					(707)
Income from unconsolidated entities					1,844
Gain on real estate dispositions					262,218
Income tax benefit					96,534
Income from continuing operations					441,185
Net income					441,185
Net income attributable to noncontrolling interests					2,036
Net income attributable to common stockholders					$439,149

Assets by reportable business segment are as follows (dollars in thousands):

	As of December 31,
Assets:	2022		2021
SHOP	$12,369,218	51.2%	$12,811,611	51.8%
Office operations	6,558,416	27.1	6,341,888	25.7
Triple-net leased properties	4,272,303	17.7	4,578,534	18.5
Non-segment	957,903	4.0	985,753	4.0
Total assets	$24,157,840	100.0%	$24,717,786	100.0%

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Years Ended December 31,
Capital expenditures:	2022	2021	2020
SHOP	$423,420	$1,463,551	$191,891
Office operations	472,662	245,546	372,475
Triple-net leased properties	4,614	92,924	42,930
Total capital expenditures	$900,696	$1,802,021	$607,296

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	For the Years Ended December 31,
Revenues:	2022	2021	2020
United States	$3,652,327	$3,363,197	$3,381,357
Canada	449,091	434,862	389,205
United Kingdom	27,775	29,948	24,795
Total revenues	$4,129,193	$3,828,007	$3,795,357

	As of December 31,
Net real estate property:	2022	2021
United States	$18,168,224	$18,562,738
Canada	2,782,350	3,007,008
United Kingdom	209,876	247,092
Total net real estate property	$21,160,450	$21,816,838

VENTAS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$28,479,870	$26,850,442	$27,133,514
Additions during period:
Acquisitions	460,959	2,413,570	249,290
Capital expenditures	443,710	423,752	485,479
Deductions during period:
Foreign currency translation	(350,188)	17,030	80,302
Other (1)	(265,942)	(1,224,924)	(1,098,143)
Balance at end of period	$28,768,409	$28,479,870	$26,850,442

Accumulated depreciation:
Balance at beginning of period	$7,433,480	$6,967,413	$6,200,230
Additions during period:
Depreciation expense	907,134	865,627	809,067
Dispositions:
Sales and/or transfers to assets held for sale	(72,047)	(401,208)	(82,559)
Foreign currency translation	(37,407)	1,648	40,675
Balance at end of period	$8,231,160	$7,433,480	$6,967,413
______________________________
(1)Other may include sales, transfers to assets held for sale and impairments.

VENTAS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in thousands)

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on which Depreciation In Income Statement is Computed
UNITED STATES PROPERTIES
Senior Housing
Atria Senior Living	213	$519,795	$620,020	$5,562,067	$620,708	$646,063	$6,156,732	$6,802,795	$1,798,095	$5,004,700	1835 - 2013	2007 - 2021	13 - 54 years
Brookdale Senior Living	129	48,040	191,164	2,026,833	142,934	191,398	2,169,533	2,360,931	955,838	1,405,093	1915 - 2012	2004 - 2021	24 - 35 years
Sunrise Senior Living	80	—	198,915	2,113,355	213,682	211,200	2,314,752	2,525,952	1,054,266	1,471,686	1987 - 2009	2007 - 2012	35 - 35 years
Sinceri Senior Living	35	—	57,120	590,981	47,177	56,028	639,250	695,278	242,250	453,028	1974 - 2005	2006 - 2015	35 - 35 years
Priority Life Care Properties	26	—	25,356	279,159	36,906	26,232	315,189	341,421	124,292	217,129	1920 - 2008	2006 - 2019	35 - 35 years
Koelsch Senior Communities	19	74,556	27,721	292,414	13,285	28,131	305,289	333,420	65,045	268,375	1972 - 2017	2011 - 2017	35 - 35 years
Discovery Senior Living	19	—	23,308	268,214	32,331	24,229	299,624	323,853	103,856	219,997	1984 - 2005	2006 - 2014	35 - 35 years
Sodalis Senior Living	18	—	21,451	208,224	2,518	21,630	210,563	232,193	84,743	147,450	1996 - 2007	2006 - 2015	35 - 35 years
Matthews Senior Living	14	—	11,470	25,011	(15,253)	8,906	12,322	21,228	9,683	11,545	1985 - 2007	2011 - 2011	35 - 35 years
American House	13	—	6,593	146,157	16,564	7,680	161,634	169,314	61,208	108,106	1998 - 2000	2006 - 2014	35 - 35 years
Azura Memory Care	13	—	6,361	53,002	10,850	7,200	63,013	70,213	20,726	49,487	1990 - 2019	2011 - 2019	35 - 35 years
Milestone Retirement Communities	12	—	17,956	188,500	2,832	17,956	191,332	209,288	53,592	155,696	1965 - 2011	2011 - 2014	35 - 35 years
Avamere Family of Companies	11	—	20,407	113,192	6,609	20,653	119,555	140,208	42,209	97,999	1998 - 2012	2011 - 2015	35 - 35 years
Hawthorn Senior Living	10	57,383	35,668	220,099	8,126	35,718	228,175	263,893	12,737	251,156	1998 - 2008	2021 - 2021	27 - 50 years
Meridian Senior Living	10	—	17,977	77,599	1,416	17,977	79,015	96,992	28,491	68,501	1972 - 2012	2011 - 2015	35 - 35 years
Ridgeline Management Company	10	—	11,405	94,242	3,219	11,405	97,461	108,866	29,630	79,236	1972 - 2007	2011 - 2021	11 - 35 years
Sonida Senior Living	10	—	14,080	118,512	25,991	14,462	144,121	158,583	59,673	98,910	1977 - 1998	2005 - 2012	35 - 35 years
Other Senior Housing Operators	67	83,133	115,658	1,030,904	45,210	114,520	1,077,252	1,191,772	303,940	887,832	1979 - 2020	2004 - 2022	12 - 39 years
Other Senior Housing CIP	1	—	—	73	—	—	73	73	—	73	CIP	CIP	CIP
Total Senior Housing	710	782,907	1,422,630	13,408,538	1,215,105	1,461,388	14,584,885	16,046,273	5,050,274	10,995,999

Medical Office
Lillibridge	194	37,821	150,207	1,992,555	505,405	149,840	2,498,327	2,648,167	996,900	1,651,267	1960 - 2016	2004 - 2021	4 - 39 years
PMB RES	38	238,647	73,863	972,701	119,813	75,214	1,091,163	1,166,377	359,768	806,609	1972 - 2019	2011 - 2019	19 - 35 years
Ardent Health Services	19	—	5,638	214,808	600	5,638	215,408	221,046	7,887	213,159	1974 - 2011	2018 - 2022	35 - 35 years
Memorial Health System	12	—	2,346	25,031	13,166	2,451	38,092	40,543	20,981	19,562	1976 - 2002	2010 - 2010	35 - 35 years
Other MOBs	65	479	110,447	887,801	46,901	107,059	938,090	1,045,149	297,571	747,578	1984 - 2019	2004 - 2022	25 - 35 years
Other MOBs CIP	1	—	—	—	—	—	—	—	—	—	CIP	CIP	CIP
Total Medical Office	329	276,947	342,501	4,092,896	685,885	340,202	4,781,080	5,121,282	1,683,107	3,438,175

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on which Depreciation In Income Statement is Computed
Life Science, Research & Innovation
Wexford	32	242,600	92,229	1,582,631	125,979	94,181	1,706,658	1,800,839	309,613	1,491,226	1923 - 2019	2016 - 2022	15 - 60 years
Other Life Science	2	—	1,194	76,515	68	1,194	76,583	77,777	7,204	70,573	2010 - 2016	2020 - 2020	35 - 35 years
Other Life Science CIP	10	—	52,956	49,312	—	52,956	49,312	102,268	3,901	98,367	CIP	CIP	CIP
Total Life Science, R&I	44	242,600	146,379	1,708,458	126,047	148,331	1,832,553	1,980,884	320,718	1,660,166

IRFs & LTACs
Kindred Healthcare	29	—	33,385	222,156	(1,000)	32,385	222,156	254,541	207,147	47,394	1937 - 1995	1976 - 2020	20 - 40 years
Other IRFs & LTACs	7	—	11,057	167,682	1,068	11,057	168,750	179,807	44,750	135,057	1989 - 2012	2011 - 2015	35 - 36 years
Total IRFs & LTACs	36	—	44,442	389,838	68	43,442	390,906	434,348	251,897	182,451

Health Systems
Ardent Health Services	10	—	98,428	1,126,010	78,104	97,416	1,205,126	1,302,542	252,999	1,049,543	1928 - 2020	2015 - 2020	20 - 47 years

Skilled Nursing
Genesis Healthcare	12	—	11,350	164,745	(5,708)	11,350	159,037	170,387	73,087	97,300	1897 - 1995	2004 - 2011	30 - 35 years
Other Skilled Nursing	4	—	1,636	18,793	1,405	1,816	20,018	21,834	13,500	8,334	1955 - 1990	1991 - 2009	29 - 40 years
Total Skilled Nursing	16	—	12,986	183,538	(4,303)	13,166	179,055	192,221	86,587	105,634

CANADIAN PROPERTIES
Senior Housing
Le Groupe Maurice	35	1,094,556	149,601	1,815,395	(6,378)	146,110	1,812,508	1,958,618	144,733	1,813,885	2000 - 2022	2019 - 2022	40 - 60 years
Atria Senior Living	29	—	75,553	845,363	(72,107)	66,479	782,330	848,809	236,902	611,907	1988 - 2008	2014 - 2014	35 - 35 years
Sunrise Senior Living	12	—	46,600	418,821	(70,388)	38,786	356,247	395,033	162,284	232,749	2000 - 2007	2007 - 2007	35 - 35 years
Brightwater Senior Living	6	—	25,172	146,694	(10,890)	23,471	137,505	160,976	5,567	155,409	2006 - 2012	2021 - 2021	35 - 35 years
Other Senior Housing CIP	2	37,087	14,832	92,133	—	14,832	92,133	106,965	—	106,965	CIP	CIP	CIP
Total Senior Housing	84	1,131,643	311,758	3,318,406	(159,763)	289,678	3,180,723	3,470,401	549,486	2,920,915

UNITED KINGDOM PROPERTIES
Senior Housing
Canford Healthcare Limited	12	—	42,445	84,181	(21,537)	35,037	70,052	105,089	16,863	88,226	1980 - 2014	2015 - 2017	40 - 40 years

International Hospital
Spire Healthcare	3	—	11,903	136,628	(33,162)	9,245	106,124	115,370	19,229	96,141	1980 - 2010	2014 - 2014	50 - 50 years

TOTAL	1,244	$2,434,097	$2,433,472	$24,448,493	$1,886,444	$2,437,905	$26,330,504	$28,768,409	$8,231,160	$20,537,249
______________________________
(1)     Adjustments to basis included provisions for asset impairments, partial dispositions, costs capitalized subsequent to acquisitions and foreign currency translation adjustments.

VENTAS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2022
(Dollars in thousands)

Location	Interest Rate	Fixed / Variable	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage relating to 1 senior housing property located in:
Pennsylvania	Term SOFR plus 3.75%	Variable	11/4/2027	Interest only; principal payments start in 2024	$—	$18,086	$18,100	$—
First mortgage relating to 2 senior housing properties located in:
Texas	Lesser of 9.50% or SOFR + 5.50%	Variable	6/16/2024	Interest only	—	7,226	7,152	—
Mezzanine loan relating to 153 properties located in:
Multiple (1)	LIBOR + 6.42%	Variable	6/9/2023	Interest only	1,016,804	486,082	466,082	—
Total					$1,016,804	$511,394	$491,334	$—
______________________________
(1)    The carrying amount includes a $20.0 million allowance recognized as of December 31, 2022. See “Note 6 – Loans Receivable and Investments” of the Notes to Consolidated Financial Statements.

Reconciliation of Mortgage Loans:

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$486,200	$552,797	$642,218
Additions:
New loans	25,247	—	66,000
Total additions	25,247	—	66,000
Deductions:
Principal repayments	(113)	(66,597)	(155,170)
Allowance	(20,000)	—	—
Total deductions	(20,113)	(66,597)	(155,170)
Effect of foreign currency translation	—	—	(251)
Ending Balance	$491,334	$486,200	$552,797

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Not applicable.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Election of Directors,” “Our Executive Officers,” “Securities Ownership,” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2023.

ITEM 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2023.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2023.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the heading “Corporate Governance and Board Matters,” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2023.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Audit Matters” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2023.

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

EXHIBITS

Exhibit Number	Description of Document	Location of Document
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among Ventas, Inc., Cadence Merger Sub LLC and New Senior Investment Group Inc.	Incorporated by reference herein. Previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on June 28, 2021, File No. 001-10989.

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, File No. 001-10989.

3.2	Sixth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on June 1, 2022, File No. 001-10989.

4.1	Specimen common stock certificate.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 12, 2016, File No. 001-10989.

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
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013, File No. 001-10989.

4.4	Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on April 17, 2014, File No. 001-10989.

4.5	Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.6	Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.7	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.	Incorporated by reference herein. Previously filed as Exhibit 1.2 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on August 19, 1997, File No. 001-09028 (see Exhibit 1.2 of complete submission text file).

4.8	Supplemental Indenture dated July 1, 2011 among Nationwide Health Properties, Inc., Needles Acquisition LLC, and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.	Incorporated by reference herein. Previously filed as Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 14, 2017, File No. 001-10989.

4.9	Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canada Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.10	Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.11	Fourth Supplemental Indenture dated as of June 1, 2017 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.55% Senior Notes, Series D due 2023.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 28, 2017, File No. 001-10989.

4.12	Fifth Supplemental Indenture dated as of November 12, 2019 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.80% Senior Notes, Series E due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020, File No. 001-10989.

4.13
Seventh Supplemental Indenture dated as of December 1, 2021 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.45% Senior Notes, Series G due 2027.
Incorporated by reference herein. Previously filed as Exhibit 4.14 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022, File No. 001-10989.

4.14	Eighth Supplemental Indenture dated as of December 1, 2021 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series H due 2031.	Incorporated by reference herein. Previously filed as Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022, File No. 001-10989.

4.15	Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.16	First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.17	Third Supplemental Indenture dated as of September 21, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

4.18	Fourth Supplemental Indenture dated as of March 29, 2017 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.850% Senior Notes due 2027.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 29, 2017, File No. 001-10989.

4.19	Indenture dated February 23, 2018 among Ventas, Inc., Ventas Realty, Limited Partnership, the Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.20	First Supplemental Indenture dated as of February 23, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.000% Senior Notes due 2028	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.21	Second Supplemental Indenture dated as of August 15, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.400% Senior Notes due 2029	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 15, 2018, File No. 001-10989.

4.22	Third Supplemental Indenture dated as of February 26, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.500% Senior Notes due 2024 and 4.875% Senior Notes due 2049	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2019, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.23	Fourth Supplemental Indenture dated as of July 3, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 2.650% Senior Notes due 2025	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 3, 2019, File No. 001-10989.

4.24	Fifth Supplemental Indenture dated as of August 21, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.000% Senior Notes due 2030	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 21, 2019, File No. 001-10989.

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
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 20, 2021, File No. 001-10989.

4.27	Description of the Registrant’s Securities.	Filed herewith.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference herein. Previously filed as Exhibit 3.5 to our Registration Statement on Form S-4, as amended, filed on May 29, 2002, File No. 333-89312.

10.2	Credit and Guaranty Agreement, dated as of June 27, 2022, among Ventas Realty, Limited Partnership, a Delaware limited partnership, as borrower, Ventas, Inc., a Delaware corporation, as guarantor, the lending institutions party thereto from time to time, and Bank of America, N.A., as Administrative Agent.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 30, 2022, File No. 001-10989

10.3
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

10.4
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

Exhibit Number	Description of Document	Location of Document
10.5
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
Incorporated by reference herein. Previously filed as Exhibit 1.1 to our Current Report on Form 8-K, filed on November 8, 2021, File No. 001-10989.

10.6.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.
10.7.2*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.8.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.8.2*	First Amendment to the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.3*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

10.9.4*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.9.5*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.9.6*	Form of Performance-Based Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.7*	Form of Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.9*	Form of Performance-Based Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.10*	Form of Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.10.1*	Ventas, Inc. Non-Employee Directors’ Cash Compensation Deferral Plan (formerly the “Ventas Nonemployee Directors’ Deferred Stock Compensation Plan”)	Filed herewith.

10.10.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan (used prior to December 2022)	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.10.3*	Deferral Election Form under the Ventas, Inc. Non-Employee Directors’ Cash Compensation Deferral Plan.	Filed herewith.

10.11.1*	Ventas, Inc. 2022 Incentive Plan	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2022, File No. 001-10989.

10.11.2*	Ventas, Inc. Non-Employee Directors’ Equity Award Deferral Program Adopted Pursuant to the Ventas, Inc. 2022 Incentive Plan	Filed herewith.

10.11.3*	Deferral Election Form under the Ventas, Inc. Non-Employee Directors’ Equity Award Deferral Program	Filed herewith.

10.11.4*	Restricted Stock Award granted to Sumit Roy on October 1, 2022 under the Ventas, Inc. 2022 Incentive Plan	Filed herewith.

10.11.5*	Form of Restricted Stock Unit Award under the Ventas, Inc. 2022 Incentive Plan (Non-Employee Directors)	Filed herewith.

10.11.6*	Form of Restricted Stock Unit Agreement under the Ventas, Inc. 2022 Incentive Plan (CEO)	Filed herewith.

10.11.7*	Form of Performance Share Unit Agreement under the Ventas, Inc. 2022 Incentive Plan (CEO)	Filed herewith.

10.11.8*	Form of Restricted Stock Unit Award under the Ventas, Inc. 2022 Incentive Plan (non-CEO Executive Officer)	Filed herewith.

10.11.9*	Form of Performance Share Unit Award under the Ventas, Inc. 2022 Incentive Plan (non-CEO Executive Officer)	Filed herewith.

10.12*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.13.1*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014, File No. 001-10989.

10.13.2*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.14.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.14.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.14.3*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.15.1*	Offer of Employment Term Sheet dated March 20, 2018 from Ventas, Inc. to Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.16.2*	Employee Protection and Noncompetition Agreement dated March 20, 2018 between Ventas, Inc. and Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.17.1*	Offer Letter dated December 22, 2019 from Ventas, Inc. to Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.18.3 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989

10.17.2*	Employee Protection and Restrictive Covenants Agreement dated January 21, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.17.3*	Employment Bonus Agreement dated March 4, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.18.1*	Offer Letter dated January 30, 2020 from Ventas, Inc. to J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.19.2 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989

10.18.2*	Employee Protection and Restrictive Covenants Agreement dated February 7, 2020 between Ventas, Inc. and J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.19*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.20*	Separation and Transition Agreement, dated as of January 21, 2023, between Ventas, Inc. and John D. Cobb.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

22	List of Guarantors and Issuers of Guaranteed Securities.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements and (vii) Schedule III and IV.
Filed herewith.

Exhibit Number	Description of Document	Location of Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed herewith.

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
Date: February 10, 2023

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 10, 2023
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2023
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 10, 2023
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 10, 2023
Melody C. Barnes

/s/ MICHAEL J. EMBLER	Director	February 10, 2023
Michael J. Embler

/s/ MATTHEW J. LUSTIG	Director	February 10, 2023
Matthew J. Lustig

/s/ ROXANNE M. MARTINO	Director	February 10, 2023
Roxanne M. Martino

/s/ MARGUERITE M. NADER	Director	February 10, 2023
Marguerite M. Nader

/s/ SEAN P. NOLAN	Director	February 10, 2023
Sean P. Nolan

/s/ WALTER C. RAKOWICH	Director	February 10, 2023
Walter C. Rakowich

/s/ ROBERT D. REED	Director	February 10, 2023
Robert D. Reed

/s/ SUMIT ROY	Director	February 10, 2023
Sumit Roy

/s/ JAMES D. SHELTON	Director	February 10, 2023
James D. Shelton

/s/ MAURICE S. SMITH	Director	February 10, 2023
Maurice S. Smith