Form 10-Q
period 2023-03-31
Ventas, Inc.
filed 2023-05-09
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 3, 2023, there were 400,051,793 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of March 31, 2023	As of December 31, 2022
Assets
Real estate investments:
Land and improvements	$2,434,312	$2,437,905
Buildings and improvements	26,078,611	26,020,048
Construction in progress	335,879	310,456
Acquired lease intangibles	1,345,415	1,346,190
Operating lease assets	309,113	310,307
	30,503,330	30,424,906
Accumulated depreciation and amortization	(9,504,021)	(9,264,456)
Net real estate property	20,999,309	21,160,450
Secured loans receivable and investments, net	501,004	537,075
Investments in unconsolidated real estate entities	606,006	579,949
Net real estate investments	22,106,319	22,277,474
Cash and cash equivalents	145,357	122,564
Escrow deposits and restricted cash	49,924	48,181
Goodwill	1,044,699	1,044,415
Assets held for sale	20,233	44,893
Deferred income tax assets, net	10,889	10,490
Other assets	616,747	609,823
Total assets	$23,994,168	$24,157,840
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,342,506	$12,296,780
Accrued interest	93,543	110,542
Operating lease liabilities	189,911	190,440
Accounts payable and other liabilities	1,007,437	1,031,689
Liabilities related to assets held for sale	4,412	6,492
Deferred income tax liabilities	31,871	35,570
Total liabilities	13,669,680	13,671,513
Redeemable OP unitholder and noncontrolling interests	259,886	264,650
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 400,055 and 399,707 shares outstanding at March 31, 2023 and December 31, 2022, respectively	100,065	99,912
Capital in excess of par value	15,562,017	15,539,777
Accumulated other comprehensive loss	(40,469)	(36,800)
Retained earnings (deficit)	(5,611,067)	(5,449,385)
Treasury stock, 275 and 10 shares issued at March 31, 2023 and December 31, 2022, respectively	(13,555)	(536)
Total Ventas stockholders’ equity	9,996,991	10,152,968
Noncontrolling interests	67,611	68,709
Total equity	10,064,602	10,221,677
Total liabilities and equity	$23,994,168	$24,157,840
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Rental income:
Triple-net leased	$149,739	$151,561
Office	203,004	200,540
	352,743	352,101
Resident fees and services	704,993	651,121
Third party capital management revenues	4,177	3,949
Income from loans and investments	13,589	9,847
Interest and other income	1,743	536
Total revenues	1,077,245	1,017,554
Expenses
Interest	128,075	110,794
Depreciation and amortization	282,119	289,064
Property-level operating expenses:
Senior housing	537,222	475,530
Office	66,913	63,183
Triple-net leased	3,796	4,008
	607,931	542,721
Third party capital management expenses	1,706	1,313
General, administrative and professional fees	44,798	42,998
Transaction expenses and deal costs	1,386	19,992
Allowance on loans receivable and investments	(8,064)	(54)
Other	7,762	(27,190)
Total expenses	1,065,713	979,638
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	11,532	37,916
Loss from unconsolidated entities	(5,623)	(4,269)
Gain on real estate dispositions	10,201	2,455
Income tax benefit	2,802	4,490
Income from continuing operations	18,912	40,592
Net income	18,912	40,592
Net income attributable to noncontrolling interests	1,395	1,860
Net income attributable to common stockholders	$17,517	$38,732
Earnings per common share
Basic:
Income from continuing operations	$0.05	$0.10
Net income attributable to common stockholders	0.04	0.10
Diluted:[1]
Income from continuing operations	$0.05	$0.10
Net income attributable to common stockholders	0.04	0.10
______________________________
1 Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$18,912	$40,592
Other comprehensive (loss) income:
Foreign currency translation income (loss)	3,899	(9,313)
Unrealized loss on available for sale securities	—	(588)
Unrealized (loss) gain on derivative instruments	(8,802)	19,036
Total other comprehensive (loss) income	(4,903)	9,135
Comprehensive income	14,009	49,727
Comprehensive income attributable to noncontrolling interests	161	5,772
Comprehensive income attributable to common stockholders	$13,848	$43,955

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31, 2023
2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$99,912	$15,539,777	$(36,800)	$(5,449,385)	$(536)	$10,152,968	$68,709	$10,221,677
Net income	—	—	—	17,517	—	17,517	1,395	18,912
Other comprehensive loss	—	—	(3,669)	—	—	(3,669)	(1,234)	(4,903)
Net change in noncontrolling interests	—	1,393	—	—	—	1,393	(1,259)	134
Dividends to common stockholders—$0.45 per share	—	—	—	(179,199)	—	(179,199)	—	(179,199)
Issuance of common stock for stock plans, restricted stock grants and other	153	17,839	—	—	(13,019)	4,973	—	4,973
Adjust redeemable OP unitholder interests to current fair value	—	3,077	—	—	—	3,077	—	3,077
Redemption of OP Units	—	(69)	—	—	—	(69)	—	(69)
Balance at March 31, 2023	$100,065	$15,562,017	$(40,469)	$(5,611,067)	$(13,555)	$9,996,991	$67,611	$10,064,602

	For the Three Months Ended March 31, 2022
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$99,838	$15,498,956	$(64,520)	$(4,679,889)	$—	$10,854,385	$91,375	$10,945,760
Net income	—	—	—	38,732	—	38,732	1,860	40,592
Other comprehensive income	—	—	5,224	—	—	5,224	3,911	9,135
Net change in noncontrolling interests	—	858	—	—	—	858	(1,862)	(1,004)
Dividends to common stockholders—$0.45 per share	—	—	—	(180,496)	—	(180,496)	—	(180,496)
Issuance of common stock for stock plans, restricted stock grants and other	50	15,290	—	—	—	15,340	—	15,340
Adjust redeemable OP unitholder interests to current fair value	—	(36,637)	—	—	—	(36,637)	—	(36,637)
Balance at March 31, 2022	$99,888	$15,478,467	$(59,296)	$(4,821,653)	$—	$10,697,406	$95,284	$10,792,690

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$18,912	$40,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,119	289,064
Amortization of deferred revenue and lease intangibles, net	(14,913)	(17,401)
Other non-cash amortization	4,154	3,109
Allowance on loans receivable and investments	(8,064)	(54)
Stock-based compensation	15,060	15,796
Straight-lining of rental income	(445)	(3,841)
Gain on real estate dispositions	(10,201)	(2,455)
Income tax benefit	(4,299)	(5,805)
Loss and other from unconsolidated entities	5,623	4,269
Distributions from unconsolidated entities	5,472	4,356
Other	1,526	(24,324)
Changes in operating assets and liabilities:
Increase in other assets	(16,885)	(18,177)
Decrease in accrued interest	(17,006)	(13,201)
(Decrease) increase in accounts payable and other liabilities	(18,236)	2,625
Net cash provided by operating activities	242,817	274,553
Cash flows from investing activities:
Net investment in real estate property	—	(343,792)
Investment in loans receivable	(289)	(5,117)
Proceeds from real estate disposals	46,417	6,124
Proceeds from loans receivable	44,354	177
Development project expenditures	(69,079)	(37,591)
Capital expenditures	(43,577)	(36,728)
Investment in unconsolidated entities	(35,792)	(23,790)
Insurance proceeds for property damage claims	1,686	3,391
Net cash used in investing activities	(56,280)	(437,326)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	14,340	(9,867)
Net change in borrowings under commercial paper program	22,164	356,674
Proceeds from debt	343,900	70,029
Repayment of debt	(343,876)	(65,000)
Purchase of noncontrolling interests	(110)	(170)
Payment of deferred financing costs	(4,027)	(427)
Cash distribution to common stockholders	(181,422)	(180,021)
Cash distribution to redeemable OP unitholders	(1,539)	(1,534)
Cash issued for redemption of OP Units	(655)	—
Contributions from noncontrolling interests	2,973	19
Distributions to noncontrolling interests	(2,566)	(3,983)
Proceeds from stock option exercises	1,736	5,794
Other	(13,025)	(6,132)
Net cash (used in) provided by financing activities	(162,107)	165,382
Net increase in cash, cash equivalents and restricted cash	24,430	2,609
Effect of foreign currency translation	106	241
Cash, cash equivalents and restricted cash at beginning of period	170,745	196,597
Cash, cash equivalents and restricted cash at end of period	$195,281	$199,447

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2023	2022
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$—	$3,171
Other assets	—	47
Other liabilities	—	2,624
Deferred income tax liability	—	594

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to collectively as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of March 31, 2023, we owned or had investments in approximately 1,200 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio, which we also refer to as “SHOP” and which was formerly known as senior living operations, and office operations. See “Note 2 – Accounting Policies” and “Note 15 – Segment Information.” Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our SHOP reportable business segment.

As of March 31, 2023, we leased a total of 312 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties (including 19 MOBs) and 29 properties, respectively, as of March 31, 2023.

As of March 31, 2023, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 560 senior housing communities.

As of March 31, 2023, we owned or had investments in a total of 373 properties in our office operations reportable business segment. These properties generally consist of MOBs that are predominantly located on or contiguous to a health system campus and life science, research and innovation properties that are affiliated with and often located on or contiguous to a university or academic medical campus. Through our Lillibridge Healthcare Services, Inc. subsidiary and our ownership interest in PMB Real Estate Services LLC, we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Substantially all of the assets of the VIEs are real estate investments, and substantially all of the liabilities of the VIEs are mortgage debt. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$746,751	$253,370	$741,890	$252,518
Fonds Immobilier Groupe Maurice, S.E.C.	1,963,391	1,186,910	1,957,075	1,170,928
Other identified VIEs	1,688,060	326,910	1,699,949	333,185
Tax credit VIEs	123,285	15,707	128,240	16,767

U.S. Department of Health & Human Services Grants

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

During the three months ended March 31, 2023, we did not receive any HHS grants. During the three months ended March 31, 2022, we received $34.0 million in HHS grants in connection with our applications and recognized these grants within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2023, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 26.0%, 9.9%, 7.8%, 5.3% and 0.8%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2023). Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale Senior Living, Ardent and Kindred.

Based on gross book value, approximately 11.7% and 54.7% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and SHOP reportable business segments, respectively (excluding properties classified as held for sale as of March 31, 2023). MOBs, life science, research and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 33.6%. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of March 31, 2023, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“NOI,” which is defined as total revenues, less interest and other income, property-level operating expenses and third party capital management expenses) for each of the three months ended March 31, 2023 and 2022. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Leased Properties

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended March 31, 2023 and 2022. The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
Revenues (1):
Brookdale Senior Living	3.5%	3.7%
Ardent	3.1	3.2
Kindred	3.0	3.3
NOI (2):
Brookdale Senior Living	8.0%	7.8%
Ardent	7.1	6.8
Kindred	7.0	7.0
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Kindred Lease

As of March 31, 2023, we leased 29 properties to Kindred pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Kindred Lease”). Pursuant to the Kindred Lease, the 29 properties are divided into two groups. The first group is composed of 6 properties (“Group 1”) and the second group is composed of 23 properties (“Group 2”). The existing term of the Kindred Lease expires on April 30, 2028 for Group 1 and April 30, 2025 for Group 2. Kindred has the option to renew the Group 1 properties for two, 5-year extension at the greater of escalated rent and fair market rental. Kindred has the option to renew the Group 2 properties for one, 5-year extension at escalated rent, and following that, two additional 5-year extensions at the greater of escalated rent and fair market rent. The Kindred Lease is guaranteed by a parent company.

Senior Housing Operating Portfolio

As of March 31, 2023, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 334 of our 551 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

As of March 31, 2023, Atria and its subsidiaries, including Holiday, managed a pool of 242 senior housing communities for Ventas. Ventas has the ongoing right to terminate the management contract for 91 of the communities with short term notice.

As of March 31, 2023, Sunrise managed 92 communities for Ventas pursuant to multiple management agreements (collectively, the “Sunrise Management Agreements”). Our Sunrise Management Agreements have initial terms expiring between 2035 and 2040. Ventas has the ability to terminate some or all of the Sunrise Management Agreements upon certain circumstances with or without the payment of a fee.

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

NOTE 4—DISPOSITIONS AND IMPAIRMENTS

2023 Activity

During the three months ended March 31, 2023, we sold five senior housing communities (three of which were vacant), four MOBs and two vacant triple-net leased properties for aggregate consideration of $46.4 million and recognized a net gain on the sale of these assets of $10.2 million in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties (dollars in thousands):

	As of March 31, 2023			As of December 31, 2022
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	2	$20,209	$3,557	3	$44,852	$5,675
Office operations	—	24	855	—	41	817
Total	2	$20,233	$4,412	3	$44,893	$6,492

Real Estate Impairment

We recognized impairments of $8.6 million and $14.3 million for the three months ended March 31, 2023 and 2022, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the future cash flows of the impaired assets.

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of March 31, 2023 and December 31, 2022, we had $525.4 million and $561.4 million, respectively, of loans receivable and investments, net of allowance, relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of March 31, 2023:
Secured/mortgage loans and other, net (1)	$513,004	$(12,000)	$501,004	$501,073
Non-mortgage loans receivable, net (3)	28,975	(4,557)	24,418	23,585
Total loans receivable and investments, net	$541,979	$(16,557)	$525,422	$524,658
As of December 31, 2022:
Secured/mortgage loans and other, net (1)	$513,669	$(20,000)	$493,669	$493,627
Government-sponsored pooled loan investments, net (2)	43,406	—	43,406	43,406
Total investments reported as secured loans receivable and investments, net	557,075	(20,000)	537,075	537,033
Non-mortgage loans receivable, net (3)	28,959	(4,621)	24,338	23,416
Total loans receivable and investments, net	$586,034	$(24,621)	$561,413	$560,449
______________________________
(1)Includes the Company’s cash-pay non-recourse mezzanine loan to Santerre Health Investors (the “Santerre Mezzanine Loan”), which is no longer outstanding. Other included investments have contractual maturities in 2024 and 2027.
(2)Repaid at par in February 2023.
(3)Included in other assets on our Consolidated Balance Sheets.

On May 1, 2023, we took ownership of the collateral that supported the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. As a result, the Santerre Mezzanine Loan is no longer outstanding. The properties consist of a diverse pool of medical office buildings, senior housing operating portfolio communities, triple-net leased skilled nursing facilities and hospital assets in the United States (such assets, collectively, the “Santerre Portfolio”). Our ownership of the Santerre Portfolio is subject to an existing approximately $1 billion non-recourse senior loan (the “Santerre Senior Loan”). See “Note 9 – Senior Notes Payable And Other Debt.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2022, we recognized a $20.0 million allowance on the Santerre Mezzanine Loan in our Consolidated Statements of Income. The allowance for the Santerre Mezzanine Loan was calculated using the “current expected credit loss”, or “CECL”, model, which considers relevant information about past events, current conditions and reasonable and supportable forecasts to estimate expected losses as of the most recent balance sheet date. During the three months ended March 31, 2023, we recorded an $8.0 million partial reversal of the allowance in our Consolidated Statements of Income resulting in a $12.0 million allowance as of March 31, 2023, primarily due to a change in the fair value of the Santerre Senior Loan and working capital.

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

Below is a summary of our investments in unconsolidated real estate entities as of March 31, 2023 and December 31, 2022, respectively (dollars in thousands):

	Ownership as of (1)		Carrying Amount as of
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Investment in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	21.0%	21.0%	$261,319	$263,979
Pension Fund Joint Venture	23.3%	22.9%	28,490	25,028
Research & Innovation Development Joint Venture	51.5%	51.0%	307,791	284,962
Ventas Investment Management Platform			597,600	573,969
Atrium Health & Wake Forest Joint Venture	48.5%	48.5%	9,359	5,403
All other (2)	34.0%-38.0%	34.0%-38.0%	(953)	577
Total investments in unconsolidated real estate entities			$606,006	$579,949
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

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.6 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively. Such amounts are included in third party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within other assets on our Consolidated Balance Sheets. Our 34% ownership interest in Atria entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of March 31, 2023, we held a 9.8% ownership interest in Ardent, which entitled us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors. In May 2023, we sold

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximately 24% of our ownership interest in Ardent to a third-party investor for approximately $50 million in total proceeds. As a result of the sale, we expect to recognize approximately $34 million of gain in the second quarter of 2023 in income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent will be reduced to approximately 7.5%. Following the transaction, we continue to have the same minority rights and protections, including the right to appoint one member to the Ardent Board of Directors.

NOTE 7—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$128,867	5.2	$129,038	5.4
In-place and other lease intangibles (2)	1,216,548	8.4	1,217,152	8.0
Goodwill	1,044,699	N/A	1,044,415	N/A
Other intangibles (2)	34,408	5.4	34,404	5.6
Accumulated amortization	(1,093,129)	N/A	(1,061,305)	N/A
Net intangible assets	$1,331,393	8.1	$1,363,704	7.8
Intangible liabilities:
Below-market lease intangibles (1)	$333,652	8.5	$333,672	8.6
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(262,169)	N/A	(258,639)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$88,549	8.5	$92,099	8.6
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of March 31, 2023	As of December 31, 2022
Straight-line rent receivables	$190,635	$187,536
Non-mortgage loans receivable, net	24,418	24,338
Stock warrants	24,592	23,621
Other intangibles, net	6,189	6,393
Investment in unconsolidated operating entities	93,609	95,363
Other	277,304	272,572
Total other assets	$616,747	$609,823

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of March 31, 2023	As of December 31, 2022
Unsecured revolving credit facility (1)(2)	$40,210	$25,230
Commercial paper notes	425,000	403,000
2.55% Senior Notes, Series D due 2023 (2)	—	202,967
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	184,980	184,515
2.80% Senior Notes, Series E due 2024 (2)	443,951	442,837
Unsecured term loan due 2025 (2)	369,959	369,031
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	351,461	350,579
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	221,976	221,419
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,644,183	2,436,443
Total	12,406,943	12,361,244
Deferred financing costs, net	(62,321)	(63,410)
Unamortized fair value adjustment	21,485	23,535
Unamortized discounts	(23,601)	(24,589)
Senior notes payable and other debt	$12,342,506	$12,296,780
______________________________
(1)As of March 31, 2023 and December 31, 2022, respectively, $18.5 million and $3.7 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $21.7 million and $21.5 million were denominated in British pounds as of March 31, 2023 and December 31, 2022, respectively.
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

As of March 31, 2023, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $40.2 million outstanding and an additional $1.2 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

As of March 31, 2023, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $14.5 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2023, we had $425.0 million in borrowings outstanding under our commercial paper program.

As of March 31, 2023, we had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

Senior Notes

In April 2023, our 100% owned subsidiary, Ventas Canada Finance Limited (“Ventas Canada”), issued and sold C$600.0 million aggregate principal amount of 5.398% Senior Notes due 2028 in a private placement at par. Pursuant to cash tender offers, we used the proceeds to repurchase C$613.7 million in aggregate principal amount of outstanding senior notes due in 2024 for an aggregate purchase price of C$600.0 million plus accrued and unpaid interest as disclosed below:

•In April 2023, we repurchased C$527.0 million principal amount of our 2.80% Senior Notes, Series E due April 2024 at 97.6% of par value, plus accrued and unpaid interest to, but not including, the settlement date.

•In April 2023, we repurchased C$86.7 million principal amount of our 4.125% Senior Notes, Series B due September 2024 at 98.5% of par value, plus accrued and unpaid interest to, but not including, the settlement date.

Mortgages

In March 2023, we entered into a C$271.8 million floating rate mortgage debt maturing in 2028 with an interest rate of CDOR + 0.88%. The mortgage is secured by 14 SHOP communities in Canada.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 1, 2023, we took ownership of the collateral that supported the Santerre Mezzanine Loan, which we refer to as the Santerre Portfolio, by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. Our ownership of the Santerre Portfolio is subject to an existing approximately $1 billion non-recourse Santerre Senior Loan, which is secured by the Santerre Portfolio, bears interest at a current weighted average rate of LIBOR + 1.84% and matures on June 9, 2023. We have given notice to extend the maturity of the Santerre Senior Loan to June 2024, which is subject to the satisfaction of certain conditions, including entering into an interest rate cap for the extension period. The Santerre Senior Loan can be repaid in whole or in part prior to its maturity, without penalty, and assets can be released from the liens, subject to certain conditions.

As of March 31, 2023, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)(2)	Scheduled Periodic Amortization	Total Maturities
2023	$133,125	$—	$40,145	$173,270
2024	1,704,464	—	48,983	1,753,447
2025	2,017,550	465,210	43,802	2,526,562
2026	1,049,484	—	37,605	1,087,089
2027	1,329,048	—	37,348	1,366,396
Thereafter	5,347,575	—	152,604	5,500,179
Total maturities	$11,581,246	$465,210	$360,487	$12,406,943
______________________________
(1)At March 31, 2023, we had $319.9 million of borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $145.4 million of unrestricted cash and cash equivalents.
(2)    Commercial paper program borrowings are backstopped by the revolving credit facility. As such, our commercial paper program balances are presented at the maturity date of the revolving credit facility.

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

As of March 31, 2023, our variable rate debt obligations of $1.3 billion reflect, in part, the effect of $144.2 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt.

As of March 31, 2023, our fixed rate debt obligations of $11.1 billion reflect, in part, the effect of $537.7 million and C$538.0 million notional amount of interest rate swaps with maturities ranging from October 2023 to April 2031, in each case that effectively convert variable rate debt to fixed rate debt.

2023 Activity

In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in 2027, replacing a $200.0 million notional swap that matured in January 2023. The swap instruments are designated as cash flow hedges.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2023, in connection with our new C$271.8 million mortgage debt, we entered into an interest rate swap totaling a notional amount of C$271.8 million with a maturity of March 14, 2028 that effectively converts CDOR-based floating rate debt to fixed rate debt.

In March and April 2023, we entered into a total of $250.0 million aggregate forward starting swaps with a ten-year weighted average rate of 3.37%:

•In March 2023, we entered into a total of $200.0 million of notional forward starting swaps that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a ten-year weighted average rate of 3.41%. The forward-starting interest rate swap instruments are designated as cash flow hedges.

•In April 2023, we entered into a total of $50.0 million of notional forward starting swaps that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swap and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a ten-year weighted average rate of 3.17%. The forward-starting interest rate swap instruments are designated as cash flow hedges.

On May 1, 2023, in connection with taking ownership of the Santerre Portfolio, which is collateral for the Santerre Senior Loan, we also took ownership of existing interest rate caps based on LIBOR with an aggregate notional amount of $1.5 billion that expire in June 2023. The objective of the interest rate caps is to offset the variability of cash flows in the Santerre Senior Loan interest payments attributable to fluctuations in LIBOR beyond 3.36%. In order to extend the maturity of the Santerre Senior Loan, which we intend to do, we will be required to obtain an interest rate cap in the notional amount of the Santerre Senior Loan covering the extended period, based on market terms and conditions. We currently expect the interest rate cap required in connection with the extension of the Santerre Senior Loan to be available for a minimal cost and to be “out of the money.” As a result, based on current market conditions, we expect to pay the actual interest due under the Santerre Senior Loan without the benefit of payments from the new interest rate cap.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial instruments were as follows (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$145,357	$145,357	$122,564	$122,564
Escrow deposits and restricted cash (1)	49,924	49,924	48,181	48,181
Stock warrants (3)(5)	24,592	24,592	23,621	23,621
Secured mortgage loans and other, net (3)(4)	501,004	501,073	493,669	493,627
Non-mortgage loans receivable, net (3)(4)(5)	24,418	23,585	24,338	23,416
Government-sponsored pooled loan investments, net (3)	—	—	43,406	43,406
Derivative instruments (3)(5)	17,998	17,998	24,316	24,316
Liabilities:
Senior notes payable and other debt, gross (3)(4)	12,406,943	11,694,570	12,361,244	11,493,824
Derivative instruments (3)(6)	2,623	2,623	145	145
Redeemable OP Units (2)	157,432	157,432	162,663	162,663
______________________________
(1)The carrying amount approximates fair value due to the short maturity of these instruments.
(2)Level 1: Fair value calculated based on unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access.
(3)Level 2: Fair value calculated using inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets and other inputs for the asset or liability that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates and yield curves.
(4)Level 3: Fair value calculated using unobservable inputs for the asset or liability, which typically are based on our own assumptions, because there is little, if any, related market activity.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)Included in other assets on our Consolidated Balance Sheets.
(6)Included in accounts payable and other liabilities on our Consolidated Balance Sheets.

The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the three months ended March 31, 2023, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended March 31, 2023 and 2022 was a benefit of $2.8 million and a benefit of $4.5 million, respectively. The income tax benefit for the three months ended March 31, 2023 was primarily due to losses in certain of our TRS entities. The income tax benefit for the three months ended March 31, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. taxable REIT subsidiary.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $31.9 million and $35.6 million as of March 31, 2023 and December 31, 2022, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $10.9 million and $10.5 million as of March 31, 2023 and December 31, 2022, respectively, and related primarily to loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2019 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2018 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2018 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2021.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13—STOCKHOLDERS' EQUITY

Capital Stock

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. There were no issuances under the ATM program for the three months ended March 31, 2023. As of March 31, 2023, $1.0 billion aggregate gross sales price of shares of our common stock remains available for issuance under the ATM program.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of March 31, 2023	As of December 31, 2022
Foreign currency translation loss	$(56,730)	$(60,364)
Unrealized gain on derivative instruments	16,261	23,564
Total accumulated other comprehensive loss	$(40,469)	$(36,800)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted earnings per share:
Income from continuing operations	$18,912	$40,592
Net income	18,912	40,592
Net income attributable to noncontrolling interests	1,395	1,860
Net income attributable to common stockholders	$17,517	$38,732
Denominator:
Denominator for basic earnings per share—weighted average shares	399,989	399,297
Effect of dilutive securities:
Stock options	—	25
Restricted stock awards	320	421
OP unitholder interests	3,483	3,517
Denominator for diluted earnings per share—adjusted weighted average shares	403,792	403,260
Basic earnings per share:
Income from continuing operations	$0.05	$0.10
Net income attributable to common stockholders	0.04	0.10
Diluted earnings per share: (1)
Income from continuing operations	$0.05	$0.10
Net income attributable to common stockholders	0.04	0.10
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15—SEGMENT INFORMATION

As of March 31, 2023, we operated through three reportable business segments: triple-net leased properties, SHOP and office operations. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Three Months Ended March 31, 2023
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$203,004	$149,739	$—	$352,743
Resident fees and services	704,993	—	—	—	704,993
Third party capital management revenues	—	628	—	3,549	4,177
Income from loans and investments	—	—	—	13,589	13,589
Interest and other income	—	—	—	1,743	1,743
Total revenues	$704,993	$203,632	$149,739	$18,881	$1,077,245

Total revenues	$704,993	$203,632	$149,739	$18,881	$1,077,245
Less:
Interest and other income	—	—	—	1,743	1,743
Property-level operating expenses	537,222	66,913	3,796	—	607,931
Third party capital management expenses	—	—	—	1,706	1,706
NOI	$167,771	$136,719	$145,943	$15,432	465,865
Interest and other income					1,743
Interest expense					(128,075)
Depreciation and amortization					(282,119)
General, administrative and professional fees					(44,798)
Transaction expenses and deal costs					(1,386)
Allowance on loans receivable and investments					8,064
Other					(7,762)
Loss from unconsolidated entities					(5,623)
Gain on real estate dispositions					10,201
Income tax benefit					2,802
Income from continuing operations					18,912
Net income					18,912
Net income attributable to noncontrolling interests					1,395
Net income attributable to common stockholders					$17,517

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended March 31, 2022
	SHOP	Office Operations	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$200,540	$151,561	$—	$352,101
Resident fees and services	651,121	—	—	—	651,121
Third party capital management revenues	—	617	—	3,332	3,949
Income from loans and investments	—	—	—	9,847	9,847
Interest and other income	—	—	—	536	536
Total revenues	$651,121	$201,157	$151,561	$13,715	$1,017,554

Total revenues	$651,121	$201,157	$151,561	$13,715	$1,017,554
Less:
Interest and other income	—	—	—	536	536
Property-level operating expenses	475,530	63,183	4,008	—	542,721
Third party capital management expenses	—	—	—	1,313	1,313
NOI	$175,591	$137,974	$147,553	$11,866	472,984
Interest and other income					536
Interest expense					(110,794)
Depreciation and amortization					(289,064)
General, administrative and professional fees					(42,998)
Transaction expenses and deal costs					(19,992)
Allowance on loans receivable and investments					54
Other					27,190
Loss from unconsolidated entities					(4,269)
Gain on real estate dispositions					2,455
Income tax benefit					4,490
Income from continuing operations					40,592
Net income					40,592
Net income attributable to noncontrolling interests					1,860
Net income attributable to common stockholders					$38,732

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Capital Expenditures:
SHOP	$68,132	$143,403
Office operations	40,804	274,074
Triple-net leased properties	3,720	634
Total capital expenditures	$112,656	$418,111

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Revenues:
United States	$958,126	$897,933
Canada	112,122	112,144
United Kingdom	6,997	7,477
Total revenues	$1,077,245	$1,017,554

	As of March 31, 2023	As of December 31, 2022
Net Real Estate Property:
United States	$18,002,715	$18,168,224
Canada	2,785,433	2,782,350
United Kingdom	211,161	209,876
Total net real estate property	$20,999,309	$21,160,450

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

Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. We urge you to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below and in our filings with the Securities and Exchange Commission, such as in the sections titled “Cautionary Statements — Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) the impact of the ongoing COVID-19 pandemic and other viruses and infections, such as flu and respiratory syncytial virus, and their extended consequences, including of any variants, on our revenue, level of profitability, liquidity and overall risk exposure and the implementation and impact of regulations related to the CARES Act and other stimulus legislation and any future COVID-19 relief measures; (b) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our completed or anticipated acquisitions and investments, including our acquisition of the Santerre Portfolio; (c) our exposure and the exposure of our tenants, managers and borrowers to complex healthcare and other regulation and the challenges and expense associated with complying with such regulation; (d) the potential for significant general and commercial claims, legal actions, regulatory proceedings or enforcement actions that could subject us or our tenants, managers or borrowers to increased operating costs and uninsured liabilities; (e) the impact of market and general economic conditions on us and our tenants, managers and borrowers, including economic and financial market events, such as bank failures and other events affecting financial institutions, market volatility, increases in inflation, changes in interest rates and exchange rates, tightening of lending standards and reduced availability of credit or capital, supply chain pressures, rising labor costs and historically low unemployment, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public and private capital markets; (f) our reliance and the reliance of our tenants, managers and borrowers on the financial, credit and capital markets and the risk that those markets may be disrupted or become constrained, including as a result of bank failures or concerns or rumors about such events, tightening of lending standards and reduced availability of credit or capital; (g) our ability, and the ability of our tenants, managers and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate; (h) the risk of bankruptcy, inability to obtain benefits from governmental programs, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors which may, among other things, have an adverse impact on the ability of such parties to pay obligations due to us or our financial results and financial condition; (i) the risk that we may be unable to foreclose successfully on the collateral securing our loans and other investments in the event of a borrower default and, if we are able to foreclose or otherwise acquire assets in lieu of foreclosure, the risk that we will be required to incur additional expense or indebtedness in connection therewith, that the assets will underperform expectations or that we may not be able to subsequently dispose of all or part of such assets on favorable terms; (j) the recognition of reserves, allowances, credit losses or impairment charges are inherently uncertain, may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets, which could have an adverse impact on our results of operations and financial condition; (k) the non-renewal of any leases or management agreement or defaults by tenants or managers thereunder and the risk of our inability to replace those tenants or managers on favorable terms, if at all; (l) our ability to identify and consummate future investments in or dispositions of healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests, including our ability to dispose of such assets on favorable terms as a result of rights of first offer or rights of first refusal in favor of third parties; (m) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising interest rates, labor conditions and supply chain pressures; (n) our ability to attract and retain talented employees; (o) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply with such requirements; (p) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, managers or borrowers; (q) increases in our borrowing costs as a result of becoming more leveraged, including in connection with acquisitions or other investment activity, rising interest rates and the phasing out of LIBOR rates; (r) our reliance on third parties to operate a majority of our assets and our limited control and influence over such operations and results; (s) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (t) the adequacy and pricing of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (u) the occurrence of cyber incidents that could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation; (v) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, managers or borrowers; (w) disruptions to the management and operations of our business and the uncertainties caused by activist investors; (x) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change; (y) the impact of purchase accounting adjustments, impairments, write downs and other non-cash charges related to our acquisition of the Santerre Portfolio; and (z) the other factors set forth in our periodic filings with the Securities and Exchange Commission.

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

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, medical office buildings (“MOBs”), life science, research and innovation centers, hospitals and other healthcare facilities, which we generally refer to collectively as “healthcare real estate,” located throughout the United States, Canada, and the United Kingdom. As of March 31, 2023, we owned or had investments in approximately 1,200 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

As of March 31, 2023, we leased a total of 312 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties (including 19 MOBs) and 29 properties, respectively, as of March 31, 2023.

As of March 31, 2023, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 560 senior housing communities in our SHOP reportable business segment.

As of March 31, 2023, we owned or had investments in 373 properties in our office operations reportable business segment. These properties generally consist of MOBs that are predominantly located on or contiguous to a health system campus and life science, research and innovation properties that are affiliated with and often located on or contiguous to a university or academic medical campus. Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States.

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

2023 Highlights

Continuing Impact of and Response to COVID-19 and Its Extended Consequences

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

Investments and Dispositions

•During the three months ended March 31, 2023, we committed to a MOB ground-up development located on the Sutter Roseville Medical Center campus in Roseville, California. The $61.8 million project includes the development of a new class A MOB and is 100% pre-leased to affiliates of Sutter Health for a 15-year lease term.

•During the three months ended March 31, 2023, we sold five senior housing communities (three of which were vacant), four MOBs and two vacant triple-net leased properties for aggregate consideration of $46.4 million and recognized a net gain on the sale of these assets of $10.2 million in our Consolidated Statements of Income.

•On May 1, 2023, we took ownership of the collateral that supported our cash-pay mezzanine loan to Santerre Health Investors (the “Santerre Mezzanine Loan”) by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. As a result, the Santerre Mezzanine Loan is no longer outstanding. The Company received payment of full contractual interest on the Santerre Mezzanine Loan through the April 2023 payment date. The properties consist of a diverse pool of medical office buildings, senior housing operating portfolio communities, triple-net leased skilled nursing facilities and hospital assets in the United States (such assets, collectively, the “Santerre Portfolio”). Our ownership of the Santerre Portfolio is subject to an existing approximately $1 billion non-recourse senior loan (the “Santerre Senior Loan”) secured by the Santerre Portfolio.

Liquidity and Capital

•As of March 31, 2023, we had approximately $2.4 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with $425.0 million borrowings outstanding under our commercial paper program.

•As of March 31, 2023, we have $1.0 billion remaining under our “at-the-market” equity offering program (“ATM program”), under which we may sell up to $1.0 billion aggregate gross sales price of shares of our common stock.

•In March 2023, we entered into a new five year C$271.8 million mortgage debt secured by 14 SHOP communities in Canada at an effective fixed rate of 4.36%.

•In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in 2027, replacing a $200.0 million notional swap that matured in January 2023.

•In March and April 2023, we entered into a total of $250.0 million aggregate forward starting swaps with a ten-year weighted average rate of 3.37%.

•In April 2023, our 100% owned subsidiary, Ventas Canada Finance Limited (“Ventas Canada”), issued and sold C$600.0 million aggregate principal amount of 5.398% Senior Notes due 2028 in a private placement at par. Pursuant to cash tender offers, we used the proceeds to repurchase C$613.7 million in aggregate principal amount of outstanding senior notes due in 2024 for an aggregate purchase price of C$600.0 million plus accrued and unpaid interest to, but not including, the settlement date.

•Our ownership of the Santerre Portfolio is subject to an existing approximately $1 billion non-recourse Santerre Senior Loan, which is secured by the Santerre Portfolio, bears interest at a current weighted average rate of LIBOR + 1.84% and matures on June 9, 2023. We have given notice to extend the maturity of the Santerre Senior Loan to June 2024, which is subject to the satisfaction of certain conditions, including entering into an interest rate cap for the extension period. The Santerre Senior Loan can be repaid in whole or in part prior to its maturity, without penalty, and assets can be released from the liens, subject to certain conditions.

Other Items

•As of March 31, 2023, we held a 9.8% ownership interest in Ardent, which entitled us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors. In May 2023, we sold approximately 24% of our ownership interest in Ardent to a third-party investor for approximately $50 million in total proceeds. As a result of the sale, we expect to recognize approximately $34 million of gain in the second quarter of 2023 in income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent will be reduced to approximately 7.5%. Following the transaction, we continue to have the same minority rights and protections, including the right to appoint one member to the Ardent Board of Directors.

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of March 31, 2023	As of December 31, 2022
Investment mix by asset type (1):
Senior housing communities	66.4%	66.3%
MOBs	18.0	18.0
Life science, research and innovation centers	7.0	6.9
Health systems	4.9	4.9
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.5	1.5
Skilled nursing facilities (“SNFs”)	0.6	0.6
Secured loans receivable and investments, net	1.6	1.8
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria (2)	26.0%	26.0%
Sunrise	9.9	9.8
Lillibridge	9.3	9.3
Brookdale Senior Living	7.8	7.8
Le Groupe Maurice	7.1	7.0
Wexford	6.6	6.6
Ardent	5.3	5.3
Kindred	0.8	0.8
All other	27.2	27.4
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.
(2)Includes assets managed by Holiday.

	For the Three Months Ended March 31,
	2023	2022
Operations mix by tenant and operator and business model:
Revenues (1):
SHOP	65.5%	64.0%
Brookdale Senior Living (2)	3.5	3.7
Kindred	3.0	3.3
Ardent	3.1	3.2
All others	24.9	25.8
Total	100.0%	100.0%
Net operating income (“NOI”):
SHOP	36.0%	37.1%
Brookdale Senior Living (2)	8.0	7.8
Kindred	7.0	7.0
Ardent	7.1	6.8
All others	41.9	41.3
Total	100.0%	100.0%
Operations mix by geographic location (3):
California	14.3%	15.0%
New York	7.7	7.4
Texas	6.5	6.6
Pennsylvania	5.2	4.8
North Carolina	4.2	4.4
All others	62.1	61.8
Total	100.0%	100.0%
______________________________
(1)Total revenues include third party capital management revenues, revenue from loans and investments and interest and other income (including amounts related to assets classified as held for sale).
(2)Results exclude nine senior housing communities which are included in the SHOP reportable business segment.
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

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the three months ended March 31, 2023, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Our 2022 Annual Report contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2023.

Results of Operations

As of March 31, 2023, we operated through three reportable business segments: triple-net leased properties, SHOP and office operations. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations reportable business segment, we primarily acquire, own, develop, lease and manage MOBs and life science, research and innovation centers throughout the United States. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision maker evaluates performance of the combined properties in each reportable business segment and determines how to allocate resources to those segments, in significant part, based on net operating income (“NOI”) and related measures for each segment. For further information regarding our reportable business segments and a discussion of our definition of NOI, see “Note 15 – Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Three Months Ended March 31, 2023 and 2022

The table below shows our results of operations for the three months ended March 31, 2023 and 2022 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended March 31,		(Decrease) Increase to Net Income
	2023	2022	$	%
NOI:
SHOP	$167,771	$175,591	$(7,820)	(4.5)%
Office operations	136,719	137,974	(1,255)	(0.9)
Triple-net leased properties	145,943	147,553	(1,610)	(1.1)
Non-segment	15,432	11,866	3,566	30.1
Total NOI	465,865	472,984	(7,119)	(1.5)
Interest and other income	1,743	536	1,207	nm
Interest expense	(128,075)	(110,794)	(17,281)	(15.6)
Depreciation and amortization	(282,119)	(289,064)	6,945	2.4
General, administrative and professional fees	(44,798)	(42,998)	(1,800)	(4.2)
Transaction expenses and deal costs	(1,386)	(19,992)	18,606	93.1
Allowance on loans receivable and investments	8,064	54	8,010	nm
Other	(7,762)	27,190	(34,952)	(128.5)
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	11,532	37,916	(26,384)	(69.6)
Loss from unconsolidated entities	(5,623)	(4,269)	(1,354)	(31.7)
Gain on real estate dispositions	10,201	2,455	7,746	nm
Income tax benefit	2,802	4,490	(1,688)	(37.6)
Income from continuing operations	18,912	40,592	(21,680)	(53.4)
Net income	18,912	40,592	(21,680)	(53.4)
Net income attributable to noncontrolling interests	1,395	1,860	465	25.0
Net income attributable to common stockholders	$17,517	$38,732	$(21,215)	(54.8)
______________________________
nm - not meaningful

NOI—SHOP

The following table summarizes results of operations in our SHOP reportable business segment, including assets sold or classified as held for sale as of March 31, 2023 (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—SHOP:
Resident fees and services	$704,993	$651,121	$53,872	8.3%
Less: Property-level operating expenses	(537,222)	(475,530)	(61,692)	(13.0)
NOI	$167,771	$175,591	$(7,820)	(4.5)

	Number of Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room for the Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Total communities	551	546	80.6%	80.0%	$4,624	$4,370

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

The NOI decrease in our SHOP reportable business segment for the three months ended March 31, 2023 compared to the same period in 2022 was driven by $34.0 million of HHS grants received in 2022, which are reflected as a reduction in property-level operating expenses, offset by higher revenues in 2023 driven by higher occupancy and revenue per occupied room. No HHS grants were received in 2023.

The following table compares results of operations for our 507 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—SHOP:
Resident fees and services	$652,941	$605,469	$47,472	7.8%
Less: Property-level operating expenses	(494,380)	(440,725)	(53,655)	(12.2)
NOI	$158,561	$164,744	$(6,183)	(3.8)

	Number of Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room for the Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Same-store communities	507	507	81.3%	80.5%	$4,646	$4,352

The NOI decrease in our same-store SHOP reportable business segment for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by $30.7 million of HHS grants received in 2022, offset by higher revenues in 2023 driven by higher occupancy and revenue per occupied room. No HHS grants were received in 2023.

NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2023 (dollars in thousands). For properties in our office operations reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—Office Operations:
Rental income	$203,004	$200,540	$2,464	1.2%
Third party capital management revenues	628	617	11	1.8
Total revenues	203,632	201,157	2,475	1.2
Less:
Property-level operating expenses	(66,913)	(63,183)	(3,730)	(5.9)
NOI	$136,719	$137,974	$(1,255)	(0.9)

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Total office buildings	355	361	89.6%	90.5%	$37	$36

The NOI decrease in office operations reportable business segment for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to dispositions of non-core assets, partially offset by leasing activity, high tenant retention, improved parking revenues and acquisitions subsequent to March 31, 2022.

The following table compares results of operations for our 327 same-store office buildings (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Office Operations:
Rental income	$191,770	$187,593	$4,177	2.2%
Less: Property-level operating expenses	(62,690)	(59,513)	(3,177)	(5.3)
NOI	$129,080	$128,080	$1,000	0.8

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Same-store office buildings	327	327	91.5%	91.2%	$37	$37

The NOI increase in our same-store office operations reportable business segment for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by leasing activity, high tenant retention and improved parking revenues.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of March 31, 2023 (dollars in thousands):

	For the Three Months Ended March 31,		(Decrease) Increase to NOI
	2023	2022	$	%
NOI—Triple-Net Leased Properties:
Rental income	$149,739	$151,561	$(1,822)	(1.2)%
Less: Property-level operating expenses	(3,796)	(4,008)	212	5.3
NOI	$145,943	$147,553	$(1,610)	(1.1)

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

The NOI decrease in our triple-net leased properties for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by rental income from communities that were transitioned to our senior housing operating portfolio or sold and lease resolutions with several smaller senior housing triple-net tenants who were materially affected by COVID-19, offset by additional rental income received and contractual rent escalators.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the fourth quarter of 2022 and 2021 related to the triple-net leased properties we owned at March 31, 2023 and 2022, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at March 31, 2023	Average Occupancy for the Three Months Ended December 31, 2022	Number of Properties Owned at March 31, 2022	Average Occupancy for the Three Months Ended December 31, 2021
Senior housing communities	244	77.8%	261	75.2%
SNFs	16	84.3	16	79.5
IRFs and LTACs	36	55.7	35	57.0

The following table compares results of operations for our 312 same-store triple-net leased properties (dollars in thousands):

	For the Three Months Ended March 31,		Increase to NOI
	2023	2022	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$149,738	$146,426	$3,312	2.3%
Less: Property-level operating expenses	(3,794)	(3,798)	4	0.1
NOI	$145,944	$142,628	$3,316	2.3

The NOI increase in our same-store triple-net leased portfolio for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by additional rental income received and contractual rent escalators, partially offset by previously executed lease resolutions with several smaller senior housing triple-net tenants who were materially affected by COVID-19.

NOI—Non-Segment

Information provided for non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. The $3.6 million increase in non-segment NOI for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to higher interest income from loans receivable and investments due to higher interest rates, partially offset by a $43.4 million loan investment that was repaid at par in February 2023.

Company Results

Interest and Other Income

The $1.2 million increase in interest and other income for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to higher interest rates earned on our bank deposits.

Interest Expense

The $17.3 million increase in interest expense for the three months ended March 31, 2023 compared to the same period in 2022 was due to a higher effective interest rate. Our weighted average debt outstanding was $12.4 billion and $12.3 billion for the three months ended March 31, 2023 and 2022, respectively. Our weighted average effective interest rate was 4.04% and 3.49% for the three months ended March 31, 2023 and 2022, respectively. Capitalized interest was $2.7 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.

Depreciation and Amortization

The $6.9 million decrease in depreciation and amortization expense for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to less impairment recognized in the first quarter of 2023 as compared to the same period in 2022.

General, Administrative and Professional Fees

The $1.8 million increase in general, administrative and professional fees for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to inflationary impacts and the return to a more normalized business environment.

Transaction Expenses and Deal Costs

The $18.6 million decrease in transaction expenses and deal costs for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to higher costs in 2022 in connection with stockholder relations matters.

Allowance on Loans Receivable and Investments

The $8.0 million change in allowance on loans receivable and investments for the three months ended March 31, 2023 compared to the same period in 2022 was due to an $8.0 million partial reversal in the current quarter of the $20.0 million allowance recognized in the fourth quarter of 2022 on the Santerre Mezzanine Loan, resulting in a remaining $12.0 million allowance, primarily due to a change in the fair value of the Santerre Senior Loan and working capital. As of March 31, 2023, the Santerre Mezzanine Loan had a gross book value of $485.3 million. On May 1, 2023, we took ownership of the collateral that supported the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. As a result, the Santerre Mezzanine Loan is no longer outstanding.

Other

The $35.0 million change in other expense for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a decrease of $27.6 million in unrealized gain on stock warrants received in connection with the Brookdale Senior Living lease modification and a $6.6 million change relating to materially disruptive events, primarily clean-up costs and impairment associated with winter storm Elliott. As of March 31, 2023, the fair value of the stock warrants was $24.6 million, which was $3.5 million lower than the value at the grant date.

Loss from Unconsolidated Entities

The $1.4 million increase in loss from unconsolidated entities for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to our share of higher net loss from our unconsolidated entities.

Gain on Real Estate Dispositions

The $7.7 million increase in gain on real estate dispositions for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the dispositions of five senior housing communities (three of which were vacant), four MOBs and two vacant triple-net leased properties, which resulted in a gain on sale of $10.2 million recognized during the first quarter of 2023.

Income Tax Benefit

The $2.8 million of income tax benefit for the three months ended March 31, 2023 was primarily due to operating losses at certain of our TRS entities. The $4.5 million of income tax benefit for the three months ended March 31, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. taxable REIT subsidiary.

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

The following table summarizes our FFO and Normalized FFO for the three months ended March 31, 2023 and 2022 (dollars in thousands). Normalized FFO for the three months ended March 31, 2022 includes $34.0 million of HHS grants received in 2022, which reduced property-level operating expenses. Excluding HHS grants, Normalized FFO for the three months ended March 31, 2023 increased over the same period in 2022 due to increased net operating income from our properties led by our SHOP reportable business segment as a result of increased revenues, partially offset by higher interest expense.

	For the Three Months Ended March 31,
	2023	2022
Net income attributable to common stockholders	$17,517	$38,732
Adjustments:
Depreciation and amortization on real estate assets	281,477	288,103
Depreciation on real estate assets related to noncontrolling interests	(4,377)	(4,449)
Depreciation on real estate assets related to unconsolidated entities	10,177	7,265
Gain on real estate dispositions	(10,201)	(2,455)
(Loss) gain on real estate dispositions related to noncontrolling interests	(5)	17
Gain on real estate dispositions and other related to unconsolidated entities	(180)	—
Nareit FFO attributable to common stockholders	294,408	327,213
Adjustments:
Change in fair value of financial instruments	(77)	(29,881)
Non-cash income tax benefit	(4,272)	(5,805)
Loss (gain) on transactions related to unconsolidated entities	180	(3)
Transaction expenses and deal costs, net of noncontrolling interests and including Ventas’ share attributable to unconsolidated entities	2,104	21,288
Amortization of other intangibles including Ventas’ share attributable to unconsolidated entities	96	268
Other items related to unconsolidated entities	1,087	131
Non-cash impact of changes to equity plan	7,222	7,206
Materially disruptive events, net including Ventas’ share attributable to unconsolidated entities	4,186	(3,709)
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	(8,063)	(53)
Normalized FFO attributable to common stockholders	$296,871	$316,655

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net income attributable to common stockholders	$17,517	$38,732
Adjustments:
Interest and other income	(1,743)	(536)
Interest expense	128,075	110,794
Depreciation and amortization	282,119	289,064
General, administrative and professional fees	44,798	42,998
Transaction expenses and deal costs	1,386	19,992
Allowance on loans receivable and investments	(8,064)	(54)
Other	7,762	(27,190)
Net income attributable to noncontrolling interests	1,395	1,860
Loss from unconsolidated entities	5,623	4,269
Income tax benefit	(2,802)	(4,490)
Gain on real estate dispositions	(10,201)	(2,455)
NOI	$465,865	$472,984

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
Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the three months ended March 31, 2023, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. See “Note 9 – Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our significant debt activities.

We may, from time to time, seek to retire or purchase our outstanding indebtedness for cash or in exchange for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, prospects for capital and other factors. The amounts involved may be material.

Loans Receivable and Investments

As of March 31, 2023, the Santerre Mezzanine Loan had a principal balance of $486.1 million and gross book value of $485.3 million, and was priced at LIBOR + 6.42%. On May 1, 2023, we took ownership of the collateral that supported the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. As a result, the Santerre Mezzanine Loan is no longer outstanding.

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of March 31, 2023, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $40.2 million outstanding and an additional $1.2 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

As of March 31, 2023, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $14.5 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2023, we had $425.0 million in borrowings outstanding under our commercial paper program.

As of March 31, 2023, we had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

Senior Notes

In April 2023, our 100% owned subsidiary, Ventas Canada Finance Limited (“Ventas Canada”), issued and sold C$600.0 million aggregate principal amount of 5.398% Senior Notes due 2028 in a private placement at par. Pursuant to cash tender offers, we used the proceeds to repurchase C$613.7 million in aggregate principal amount of outstanding senior notes due in 2024 for an aggregate purchase price of C$600.0 million plus accrued and unpaid interest as disclosed below:

•In April 2023, we repurchased C$527.0 million principal amount of our 2.80% Senior Notes, Series E due April 2024 at 97.6% of par value, plus accrued and unpaid interest to, but not including, the settlement date.

•In April 2023, we repurchased C$86.7 million principal amount of our 4.125% Senior Notes, Series B due September 2024 at 98.5% of par value, plus accrued and unpaid interest to, but not including, the settlement date.

Mortgages

In March 2023, we entered into a C$271.8 million floating rate mortgage debt maturing in 2028 with an interest rate of CDOR + 0.88%. The mortgage is secured by 14 SHOP communities in Canada.

On May 1, 2023, we took ownership of the collateral that supported the Santerre Mezzanine Loan, which we refer to as the Santerre Portfolio, by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. Our ownership of the Santerre Portfolio is subject to an existing approximately $1 billion non-recourse Santerre Senior Loan, which is secured by the Santerre Portfolio, bears interest at a current weighted average rate of LIBOR + 1.84% and matures on June 9, 2023. We have given notice to extend the maturity of the Santerre Senior Loan to June 2024, which is subject to the satisfaction of certain conditions, including entering into an interest rate cap for the extension period. The Santerre Senior Loan can be repaid in whole or in part prior to its maturity, without penalty, and assets can be released from the liens, subject to certain conditions.

Equity Offerings

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. There were no issuances under the ATM program for the three months ended March 31, 2023. As of March 31, 2023, $1.0 billion aggregate gross sales price of shares of our common stock remains available for issuance under the ATM program.

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

In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in 2027, replacing a $200.0 million notional swap that matured in January 2023. The swap instruments are designated as cash flow hedges.

In March 2023, in connection with our new C$271.8 million mortgage debt, we entered into an interest rate swap totaling a notional amount of C$271.8 million with a maturity of March 14, 2028 that effectively converts CDOR-based floating rate debt to fixed rate debt.

In March and April 2023, we entered into a total of $250.0 million aggregate forward starting swaps with a ten-year weighted average rate of 3.37%:

•In March 2023, we entered into a total of $200.0 million of notional forward starting swaps that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a ten-year weighted average rate of 3.41%. The forward-starting interest rate swap instruments are designated as cash flow hedges.

•In April 2023, we entered into a total of $50.0 million of notional forward starting swaps that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swap and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a ten-year weighted average rate of 3.17%. The forward-starting interest rate swap instruments are designated as cash flow hedges.

On May 1, 2023, in connection with taking ownership of the Santerre Portfolio, which is collateral for the Santerre Senior Loan, we also took ownership of existing interest rate caps based on LIBOR with an aggregate notional amount of $1.5 billion that expire in June 2023. The objective of the interest rate caps is to offset the variability of cash flows in the Santerre Senior Loan interest payments attributable to fluctuations in LIBOR beyond 3.36%. In order to extend the maturity of the Santerre Senior Loan, which we intend to do, we will be required to obtain an interest rate cap in the notional amount of the Santerre Senior Loan covering the extended period, based on market terms and conditions. We currently expect the interest rate cap required in connection with the extension of the Santerre Senior Loan to be available for a minimal cost and to be “out of the money.” As a result, based on current market conditions, we expect to pay the actual interest due under the Santerre Senior Loan without the benefit of payments from the new interest rate cap.

Dividends

During the three months ended March 31, 2023, we declared a dividend of $0.45 per share of our common stock. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2023.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,		(Decrease) Increase to Cash
	2023	2022	$	%
Cash, cash equivalents and restricted cash at beginning of period	$170,745	$196,597	$(25,852)	(13.1)%
Net cash provided by operating activities	242,817	274,553	(31,736)	(11.6)
Net cash used in investing activities	(56,280)	(437,326)	381,046	87.1
Net cash (used in) provided by financing activities	(162,107)	165,382	(327,489)	(198.0)
Effect of foreign currency translation	106	241	(135)	(56.0)
Cash, cash equivalents and restricted cash at end of period	$195,281	$199,447	$(4,166)	(2.1)

Cash Flows from Operating Activities

Cash flows from operating activities decreased $31.7 million during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to no HHS grants received and higher interest expense in 2023, partially offset by higher property NOI in 2023, and higher transaction expenses and deal costs in 2022 in connection with stockholder relations matters.

Cash Flows from Investing Activities

Cash flows from investing activities increased $381.0 million during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher acquisition volume in 2022.

Cash Flows from Financing Activities

Cash flows from financing activities decreased $327.5 million during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to decreased borrowings under our commercial paper program in 2023.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of March 31, 2023, we had seven active and committed projects pursuant to these agreements, including three projects that are unconsolidated.

In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 6 – Investments In Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 9 – Senior Notes Payable And Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at March 31, 2023, we had $15.7 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

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

In addition, Ventas, Inc. has fully and unconditionally guaranteed the obligations under our $2.75 billion unsecured revolving credit facility, our C$500.0 million unsecured term loan facility, the New Credit Agreement and our $100.0 million uncommitted line for standby letters of credit.

Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada’s senior notes.

The following summarizes our guarantor and issuer balance sheet and statement of income information as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands) for each of Ventas Realty, as issuer of certain notes registered under the Exchange Act, and Ventas, Inc., on an unconsolidated basis, as guarantor of such notes:

Balance Sheet Information

	As of March 31, 2023
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,774,593	$3,049,374
Total assets	17,839,481	3,154,642
Liabilities and equity
Intercompany loans	11,995,794	(3,784,207)
Total liabilities	12,200,374	4,313,214
Redeemable OP unitholder and noncontrolling interests	102,616	—
Total equity (deficit)	5,536,491	(1,158,572)
Total liabilities and equity	17,839,481	3,154,642

	As of December 31, 2022
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,691,107	$3,049,374
Total assets	17,752,892	3,155,014
Liabilities and equity
Intercompany loans	11,704,160	(3,825,402)
Total liabilities	11,925,997	4,263,316
Redeemable OP unitholder and noncontrolling interests	102,148	—
Total equity (deficit)	5,724,747	(1,108,302)
Total liabilities and equity	17,752,892	3,155,014

Statement of Income Information

	For the Three Months Ended March 31, 2023
	Guarantor	Issuer
Equity earnings in affiliates	$40,494	$—
Total revenues	41,209	35,635
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	18,066	(50,152)
Net income (loss)	17,517	(50,152)
Net income (loss) attributable to common stockholders	17,517	(50,152)

	For the Year Ended December 31, 2022
	Guarantor	Issuer
Equity earnings in affiliates	$43,317	$—
Total revenues	45,037	145,560
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(45,383)	(173,407)
Net loss	(47,447)	(173,407)
Net loss attributable to common stockholders	(47,447)	(173,407)

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

As of March 31, 2023 and December 31, 2022, the fair value of our secured and non-mortgage loans receivable, based on our estimates of current prevailing rates for comparable loans, was $524.7 million and $517.0 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of March 31, 2023	As of December 31, 2022
Gross book value	$11,109,628	$10,863,436
Fair value	10,412,218	10,010,935
Fair value reflecting change in interest rates:
-100 basis points	10,854,267	10,449,991
+100 basis points	10,006,173	9,607,787

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31, 2023	As of December 31, 2022	As of March 31, 2022
Balance:
Fixed rate:
Senior notes	$8,427,591	$8,627,540	$8,745,345
Unsecured term loans	400,000	200,000	200,000
Mortgage loans and other	2,282,037	2,035,896	2,120,384
Subtotal fixed rate	11,109,628	10,863,436	11,065,729
Variable rate:
Unsecured revolving credit facility	40,210	25,230	46,037
Unsecured term loans	469,959	669,031	400,032
Commercial paper notes	425,000	403,000	636,948
Mortgage loans and other	362,146	400,547	329,130
Subtotal variable rate	1,297,315	1,497,808	1,412,147
Total	$12,406,943	$12,361,244	$12,477,876
Percentage of total debt:
Fixed rate:
Senior notes	67.9%	69.8%	70.1%
Unsecured term loans	3.2	1.6	1.6
Mortgage loans and other	18.4	16.5	17.0
Variable rate:
Unsecured revolving credit facility	0.3	0.2	0.4
Unsecured term loans	3.8	5.4	3.2
Commercial paper notes	3.4	3.3	5.1
Mortgage loans and other	3.0	3.2	2.6
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.7%	3.7%	3.7%
Unsecured term loans	4.7	3.6	3.6
Mortgage loans and other	4.0	3.7	3.6
Variable rate:
Unsecured revolving credit facility	5.4	4.5	1.6
Unsecured term loans	5.8	5.5	1.8
Commercial paper notes	5.2	4.7	0.8
Mortgage loans and other	5.2	5.1	1.8
Total	4.0	3.9	3.4

The variable rate debt in the table above reflects, in part, the effect of $144.2 million notional amount of interest rate swaps with maturities on March 2027, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $537.7 million and C$538.0 million notional amount of interest rate swaps with maturities ranging from October 2023 to April 2031, in each case that effectively convert variable rate debt to fixed rate debt. In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in 2027, replacing a $200.0 million notional swap that matured in January 2023. The swap instruments are designated as cash flow hedges.

The decrease in our outstanding variable rate debt and increase in our outstanding fixed rate debt at March 31, 2023 compared to December 31, 2022 is primarily attributable to interest rate swap activity in 2023 effectively converting an incremental $200.0 million of variable rate debt to fixed rate debt.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of March 31, 2023 of $1.3 billion, interest expense on an annualized basis would increase by approximately $13.0 million, or $0.03 per diluted common share.

As of March 31, 2023 and December 31, 2022, our joint venture partners’ aggregate share of total consolidated debt was $280.3 million and $279.0 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $469.1 million and $454.4 million as of March 31, 2023 and December 31, 2022, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2023 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the three months ended March 31, 2023 would decrease or increase as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of 2023 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in “Note 11 – Commitments And Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2022 Annual Report.

ITEM 1A.    RISK FACTORS

In the first quarter of 2023, there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2022 Annual Report. However, the risks and uncertainties that we face are not limited to those set forth in the 2022 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended March 31, 2023.

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31	169,436	$48.77	—	—
February 1 through February 28	60,896	50.73	—	—
March 1 through March 31	34,327	48.56	—	—
Total	264,659	$49.19	—	—
______________________________
(1)Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees under our 2012 Incentive Plan. The value of the shares withheld is the closing price of our common stock on the date the vesting (or, if the vesting date is not a trading day, on the immediately preceding trading day).

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document
4.1	Ninth Supplemental Indenture dated as of April 21, 2023 by and among Ventas Canada Finance Limited, as
Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the
5.398% Senior Notes, Series I due 2028.
22	List of Guarantors and Issuers of Guaranteed Securities.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 9, 2023

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer