Form 10-Q
period 2023-06-30
Ventas, Inc.
filed 2023-08-04
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 1, 2023, there were 402,377,931 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of June 30, 2023	As of December 31, 2022
Assets
Real estate investments:
Land and improvements	$2,630,480	$2,437,905
Buildings and improvements	27,438,274	26,020,048
Construction in progress	387,194	310,456
Acquired lease intangibles	1,498,639	1,346,190
Operating lease assets	321,344	310,307
	32,275,931	30,424,906
Accumulated depreciation and amortization	(9,792,822)	(9,264,456)
Net real estate property	22,483,109	21,160,450
Secured loans receivable and investments, net	27,749	537,075
Investments in unconsolidated real estate entities	629,184	579,949
Net real estate investments	23,140,042	22,277,474
Cash and cash equivalents	138,648	122,564
Escrow deposits and restricted cash	71,699	48,181
Goodwill	1,045,147	1,044,415
Assets held for sale	21,027	44,893
Deferred income tax assets, net	6,980	10,490
Other assets	647,319	609,823
Total assets	$25,070,862	$24,157,840
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$13,354,740	$12,296,780
Accrued interest	112,788	110,542
Operating lease liabilities	200,968	190,440
Accounts payable and other liabilities	1,069,590	1,031,689
Liabilities related to assets held for sale	2,959	6,492
Deferred income tax liabilities	29,702	35,570
Total liabilities	14,770,747	13,671,513
Redeemable OP unitholder and noncontrolling interests	271,671	264,650
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 400,620 and 399,707 shares outstanding at June 30, 2023 and December 31, 2022, respectively	100,206	99,912
Capital in excess of par value	15,584,858	15,539,777
Accumulated other comprehensive loss	(14,552)	(36,800)
Retained earnings (deficit)	(5,688,499)	(5,449,385)
Treasury stock, 276 and 10 shares issued at June 30, 2023 and December 31, 2022, respectively	(13,631)	(536)
Total Ventas stockholders’ equity	9,968,382	10,152,968
Noncontrolling interests	60,062	68,709
Total equity	10,028,444	10,221,677
Total liabilities and equity	$25,070,862	$24,157,840
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental income:
Triple-net leased	$154,355	$149,397	$304,094	$300,958
Outpatient medical and research portfolio	215,807	199,241	418,811	399,781
	370,162	348,638	722,905	700,739
Resident fees and services	724,614	658,056	1,429,607	1,309,177
Third party capital management revenues	3,996	4,326	8,173	8,275
Income from loans and investments	6,554	10,752	20,143	20,599
Interest and other income	1,032	1,166	2,775	1,702
Total revenues	1,106,358	1,022,938	2,183,603	2,040,492
Expenses
Interest	143,265	113,951	271,340	224,745
Depreciation and amortization	304,689	283,075	586,808	572,139
Property-level operating expenses:
Senior housing	547,110	507,446	1,084,332	982,976
Outpatient medical and research portfolio	72,171	63,328	139,084	126,511
Triple-net leased	3,537	3,585	7,333	7,593
	622,818	574,359	1,230,749	1,117,080
Third party capital management expenses	1,436	1,410	3,142	2,723
General, administrative and professional fees	34,399	32,915	79,197	75,913
(Gain) loss on extinguishment of debt, net	(6,801)	7	(6,801)	7
Transaction expenses and deal costs	3,069	13,078	4,455	33,070
Allowance on loans receivable and investments	(12,065)	(62)	(20,129)	(116)
Gain on foreclosure of real estate	(29,127)	—	(29,127)	—
Other	(17,959)	48,116	(10,197)	20,926
Total expenses	1,043,724	1,066,849	2,109,437	2,046,487
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	62,634	(43,911)	74,166	(5,995)
Income (loss) from unconsolidated entities	31,254	(1,047)	25,631	(5,316)
Gain (loss) on real estate dispositions	1,405	(34)	11,606	2,421
Income tax benefit	9,773	3,790	12,575	8,280
Income (loss) from continuing operations	105,066	(41,202)	123,978	(610)
Net income (loss)	105,066	(41,202)	123,978	(610)
Net income attributable to noncontrolling interests	1,613	1,214	3,008	3,074
Net income (loss) attributable to common stockholders	$103,453	$(42,416)	$120,970	$(3,684)
Earnings per common share
Basic:
Income (loss) from continuing operations	$0.26	$(0.10)	$0.31	$—
Net income (loss) attributable to common stockholders	0.26	(0.11)	0.30	(0.01)
Diluted:[1]
Income (loss) from continuing operations	$0.26	$(0.10)	$0.31	$—
Net income (loss) attributable to common stockholders	0.26	(0.11)	0.30	(0.01)
______________________________
1 Potential common shares are not included in the computation of diluted earnings per share (“EPS”) when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$105,066	$(41,202)	$123,978	$(610)
Other comprehensive income:
Foreign currency translation income (loss)	1,881	(11,429)	5,780	(20,742)
Unrealized loss on available for sale securities	—	(1,531)	—	(2,119)
Unrealized gain on derivative instruments	28,001	14,107	19,199	33,143
Total other comprehensive income	29,882	1,147	24,979	10,282
Comprehensive income (loss)	134,948	(40,055)	148,957	9,672
Comprehensive income (loss) attributable to noncontrolling interests	5,578	(580)	5,739	5,191
Comprehensive income (loss) attributable to common stockholders	$129,370	$(39,475)	$143,218	$4,481

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2023 and 2022
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30, 2023
2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2023	$100,065	$15,562,017	$(40,469)	$(5,611,067)	$(13,555)	$9,996,991	$67,611	$10,064,602
Net income	—	—	—	103,453	—	103,453	1,613	105,066
Other comprehensive income	—	—	25,917	—	—	25,917	3,965	29,882
Net change in noncontrolling interests	—	3,463	—	—	—	3,463	(13,127)	(9,664)
Dividends to common stockholders—$0.45 per share	—	10	—	(180,885)	—	(180,875)	—	(180,875)
Issuance of common stock for stock plans, restricted stock grants and other	141	30,378	—	—	(76)	30,443	—	30,443
Adjust redeemable OP unitholder interests to current fair value	—	(11,010)	—	—	—	(11,010)	—	(11,010)
Balance at June 30, 2023	$100,206	$15,584,858	$(14,552)	$(5,688,499)	$(13,631)	$9,968,382	$60,062	$10,028,444

	For the Three Months Ended June 30, 2022
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2022	$99,888	$15,478,467	$(59,296)	$(4,821,653)	$—	$10,697,406	$95,284	$10,792,690
Net loss	—	—	—	(42,416)	—	(42,416)	1,214	(41,202)
Other comprehensive income	—	—	2,941	—	—	2,941	(1,794)	1,147
Net change in noncontrolling interests	—	(7,379)	—	—	—	(7,379)	(3,906)	(11,285)
Dividends to common stockholders—$0.45 per share	—	—	—	(180,500)	—	(180,500)	—	(180,500)
Issuance of common stock for stock plans, restricted stock grants and other	25	9,882	—	—	(408)	9,499	—	9,499
Adjust redeemable OP unitholder interests to current fair value	—	33,045	—	—	—	33,045	—	33,045
Balance at June 30, 2022	$99,913	$15,514,015	$(56,355)	$(5,044,569)	$(408)	$10,512,596	$90,798	$10,603,394

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2023 and 2022
(In thousands, except per share amounts, unaudited)

	For the Six Months Ended June 30, 2023
2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$99,912	$15,539,777	$(36,800)	$(5,449,385)	$(536)	$10,152,968	$68,709	$10,221,677
Net income	—	—	—	120,970	—	120,970	3,008	123,978
Other comprehensive income	—	—	22,248	—	—	22,248	2,731	24,979
Net change in noncontrolling interests	—	4,856	—	—	—	4,856	(14,386)	(9,530)
Dividends to common stockholders—$0.90 per share	—	10	—	(360,084)	—	(360,074)	—	(360,074)
Issuance of common stock for stock plans, restricted stock grants and other	294	48,217	—	—	(13,095)	35,416	—	35,416
Adjust redeemable OP unitholder interests to current fair value	—	(7,933)	—	—	—	(7,933)	—	(7,933)
Redemption of OP Units	—	(69)	—	—	—	(69)	—	(69)
Balance at June 30, 2023	$100,206	$15,584,858	$(14,552)	$(5,688,499)	$(13,631)	$9,968,382	$60,062	$10,028,444

	For the Six Months Ended June 30, 2022
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$99,838	$15,498,956	$(64,520)	$(4,679,889)	$—	$10,854,385	$91,375	$10,945,760
Net loss	—	—	—	(3,684)	—	(3,684)	3,074	(610)
Other comprehensive income	—	—	8,165	—	—	8,165	2,117	10,282
Net change in noncontrolling interests	—	(6,521)	—	—	—	(6,521)	(5,768)	(12,289)
Dividends to common stockholders—$0.90 per share	—	—	—	(360,996)	—	(360,996)	—	(360,996)
Issuance of common stock for stock plans, restricted stock grants and other	75	25,172	—	—	(408)	24,839	—	24,839
Adjust redeemable OP unitholder interests to current fair value	—	(3,592)	—	—	—	(3,592)	—	(3,592)
Balance at June 30, 2022	$99,913	$15,514,015	$(56,355)	$(5,044,569)	$(408)	$10,512,596	$90,798	$10,603,394
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$123,978	$(610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	586,808	572,139
Amortization of deferred revenue and lease intangibles, net	(29,592)	(33,491)
Other non-cash amortization	8,969	6,412
Allowance on loans receivable and investments	(20,129)	(116)
Stock-based compensation	20,389	22,601
Straight-lining of rental income	(1,884)	(7,559)
(Gain) loss on extinguishment of debt, net	(6,801)	7
Gain on real estate dispositions	(11,606)	(2,421)
Income tax benefit	(15,813)	(11,184)
(Gain) loss and other from unconsolidated entities	(25,618)	5,322
Gain on foreclosure of real estate	(29,127)	—
Distributions from unconsolidated entities	9,682	10,719
Other	(14,279)	25,128
Changes in operating assets and liabilities:
Increase in other assets	(17,341)	(32,622)
Decrease in accrued interest	(3,524)	(2,008)
(Decrease) increase in accounts payable and other liabilities	(19,468)	315
Net cash provided by operating activities	554,644	552,632
Cash flows from investing activities:
Net investment in real estate property	(977)	(388,295)
Investment in loans receivable	(589)	(5,225)
Proceeds from real estate disposals	64,405	6,171
Proceeds from loans receivable	43,822	487
Proceeds from sale of interest in unconsolidated entities	50,054	—
Net cash assumed in foreclosure of real estate	11,615	—
Development project expenditures	(144,809)	(81,878)
Capital expenditures	(96,271)	(91,004)
Distributions from unconsolidated entities	—	25,652
Investment in unconsolidated entities	(64,247)	(33,086)
Insurance proceeds for property damage claims	9,390	7,918
Net cash used in investing activities	(127,607)	(559,260)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	8,293	(7,822)
Net change in borrowings under commercial paper program	(267,414)	55,184
Proceeds from debt	1,748,532	706,915
Repayment of debt	(1,489,112)	(394,395)
Purchase of noncontrolling interests	(110)	(170)
Payment of deferred financing costs	(27,356)	(4,126)
Issuance of common stock, net	25,007	—
Cash distribution to common stockholders	(361,703)	(360,098)
Cash distribution to redeemable OP unitholders	(3,089)	(3,072)
Cash issued for redemption of OP Units	(655)	—
Contributions from noncontrolling interests	7,979	39
Distributions to noncontrolling interests	(17,388)	(7,873)
Proceeds from stock option exercises	1,736	8,691
Other	(12,805)	(6,219)
Net cash used in financing activities	(388,085)	(12,946)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,952	(19,574)
Effect of foreign currency translation	650	(992)
Cash, cash equivalents and restricted cash at beginning of period	170,745	196,597
Cash, cash equivalents and restricted cash at end of period	$210,347	$176,031

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2023	2022
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$—	$3,176
Other assets	7,873	362
Other liabilities	9,000	2,944
Deferred income tax liability	12,382	594
Settlement of loan receivable	486,082	—
Real estate received in settlement of loan receivable	1,566,395	—
Assumption of debt related to real estate owned	1,016,804	—

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, outpatient medical buildings, research centers, hospitals and other healthcare facilities, which we generally refer to collectively as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of June 30, 2023, we owned or had investments in approximately 1,400 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio, which we also refer to as “SHOP” and which was formerly known as senior living operations, and outpatient medical and research portfolio, which was formerly known as office operations. See “Note 2 – Accounting Policies” and “Note 15 – Segment Information.” Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our SHOP reportable business segment.

As of June 30, 2023, we leased a total of 355 properties (excluding properties within our outpatient medical and research portfolio reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties (including 19 outpatient medical buildings) and 29 properties, respectively, as of June 30, 2023.

As of June 30, 2023, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 579 senior housing communities.

As of June 30, 2023, we owned or had investments in a total of 460 properties in our outpatient medical and research portfolio reportable business segment. These properties generally consist of outpatient medical buildings that are predominantly located on or contiguous to a health system campus and research properties that are affiliated with and often located on or contiguous to a university or academic medical campus. Through our Lillibridge Healthcare Services, Inc. subsidiary and our ownership interest in PMB Real Estate Services LLC, we also provide outpatient medical building management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Substantially all of the assets of the VIEs are real estate investments, and substantially all of the liabilities of the VIEs are mortgage loans. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$746,467	$252,293	$741,890	$252,518
Fonds Immobilier Groupe Maurice, S.E.C.	2,009,243	1,213,624	1,957,075	1,170,928
Other identified VIEs	1,704,600	359,247	1,699,949	333,185
Tax credit VIEs	121,771	16,504	128,240	16,767

U.S. Department of Health & Human Services Grants

We applied for grants under the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“HHS”) on behalf of the assisted living communities in our SHOP reportable business segment to partially mitigate losses attributable to COVID-19. These grants are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions, including not using grants received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse, complying with reporting and record keeping requirements and cooperating with any government audits.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and six months ended June 30, 2023, we did not receive any HHS grants. During the three and six months ended June 30, 2022, we received $0 and $34.0 million, respectively, in HHS grants in connection with our applications and recognized these grants within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received.

Accounting for Foreclosed Properties

The Company may receive properties pursuant to a foreclosure, deed in lieu of foreclosure or other legal action in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. We refer to such actions as a “foreclosure” and to such properties as “foreclosed properties”. We account for foreclosed properties received in settlement of loans receivable in accordance with ASC 310, Receivables. Foreclosed real estate received in full or partial satisfaction of a loan and any debt assumed upon foreclosure is recorded at fair value at the time of foreclosure. If the amortized cost basis in the loan exceeds the fair value of the collateral received, the difference is recorded as an allowance on loans receivable and investments in the Consolidated Statements of Income. Conversely, if the fair value of the collateral received is higher than the amortized cost basis in the loan, the difference, less the fair value of any debt assumed, less the principal amount of the loan receivable (after the reversal of previously recorded allowances), and net of working capital assumed and transaction costs, is recorded as a gain on foreclosure of real estate in the Consolidated Statements of Income.

Exchangeable Senior Notes

We account for our exchangeable senior notes in accordance with ASC 470-20, Debt - Debt with Conversion and Other Options (after the adoption of Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)). We evaluate the exchange features embedded in our exchangeable senior notes in accordance with ASC 815, Derivatives and Hedging. ASC 815 requires embedded derivatives to be separated from their host nonderivative contracts and accounted for as free-standing derivative financial instruments if, and only if, each of the following three criteria is met: (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Certain contracts that involve an entity’s own equity are explicitly exempted from the requirements of ASC 815.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2023, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 25.1%, 9.5%, 7.6%, 5.1% and 0.8%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2023). Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale Senior Living, Ardent and Kindred.

Based on gross book value, approximately 11.1% and 54.5% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and SHOP reportable business segments, respectively (excluding properties classified as held for sale as of June 30, 2023). Outpatient medical buildings, research centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 34.4%. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of June 30, 2023, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“NOI,” which is defined as total revenues, less interest and other income, property-level operating expenses and third party capital management expenses) for each of the three months ended June 30, 2023 and 2022. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Triple-Net Leased Properties

The properties we triple-net leased to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of total revenues and total NOI for the three months ended June 30, 2023 and 2022. The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Three Months Ended June 30,
	2023	2022
Contribution as a Percentage of Total Revenues (1):
Brookdale Senior Living	3.4%	3.6%
Ardent	3.0	3.2
Kindred	3.0	3.3
Contribution as a Percentage of Total NOI (2):
Brookdale Senior Living	7.8%	8.4%
Ardent	6.9	7.3
Kindred	6.9	7.6
____________________________
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

Kindred Lease

As of June 30, 2023, we leased 29 properties to Kindred pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Kindred Lease”). Pursuant to the Kindred Lease, the 29 properties are divided into two groups. The first group is composed of 6 properties (“Group 1”) and the second group is composed of 23 properties (“Group 2”). The existing term of the Kindred Lease expires on April 30, 2028 for Group 1 and April 30, 2025 for Group 2. Kindred has the option to renew the Group 1 properties for two, 5-year extension at the greater of escalated rent and fair market rental. Kindred has the option to renew the Group 2 properties for one, 5-year extension at escalated rent, and following that, two additional 5-year extensions at the greater of escalated rent and fair market rent. The Kindred Lease is guaranteed by a parent company.

Senior Housing Operating Portfolio

As of June 30, 2023, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 334 of our 570 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

As of June 30, 2023, Atria and its subsidiaries, including Holiday, managed a pool of 242 senior housing communities for Ventas. Ventas has the right to terminate the management contract for 91 of the communities on short notice.

As of June 30, 2023, Sunrise managed 92 communities for Ventas pursuant to multiple management agreements (collectively, the “Sunrise Management Agreements”). Our Sunrise Management Agreements have initial terms expiring between 2035 and 2040. Ventas has the ability to terminate some or all of the Sunrise Management Agreements under certain circumstances.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 4—DISPOSITIONS AND IMPAIRMENTS

2023 Activity

During the six months ended June 30, 2023, we sold six senior housing communities (three of which were vacant), five outpatient medical buildings, one research center and three triple-net leased properties (two of which were vacant) for aggregate consideration of $64.4 million and recognized a gain on the sale of these assets of $11.6 million in our Consolidated Statements of Income.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties (dollars in thousands):

	As of June 30, 2023			As of December 31, 2022
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	2	$21,027	$1,910	3	$44,852	$5,675
Outpatient Medical and Research Portfolio (1)	—	—	1,049	—	41	817
Total	2	$21,027	$2,959	3	$44,893	$6,492
______________________________
(1)Primarily relates to sold assets that will be settled post close.

Real Estate Impairments

We recognized impairments of $10.7 million and $12.6 million for the three months ended June 30, 2023 and 2022, respectively, and $19.2 million and $26.9 million for the six months ended June 30, 2023 and 2022, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the future cash flows of the impaired assets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of June 30, 2023 and December 31, 2022, we had $52.2 million and $561.4 million, respectively, of loans receivable and investments, net of allowance, relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of June 30, 2023:
Secured/mortgage loans and other, net (1)	$27,749	$—	$27,749	$27,790
Non-mortgage loans receivable, net (2)	28,992	(4,492)	24,500	23,626
Total loans receivable and investments, net	$56,741	$(4,492)	$52,249	$51,416
As of December 31, 2022:
Secured/mortgage loans and other, net (3)	$513,669	$(20,000)	$493,669	$493,627
Government-sponsored pooled loan investments, net (4)	43,406	—	43,406	43,406
Total investments reported as secured loans receivable and investments, net	557,075	(20,000)	537,075	537,033
Non-mortgage loans receivable, net (2)	28,959	(4,621)	24,338	23,416
Total loans receivable and investments, net	$586,034	$(24,621)	$561,413	$560,449
______________________________
(1)Investments have contractual maturities in 2024 and 2027.
(2)Included in other assets on our Consolidated Balance Sheets.
(3)Includes the Company’s cash-pay non-recourse mezzanine loan to Santerre Health Investors (the “Santerre Mezzanine Loan”), which was no longer outstanding as of June 30, 2023. Other included investments have contractual maturities in 2024 and 2027.
(4)Repaid at par in February 2023.

On May 1, 2023, we took ownership of the properties that secured the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. As a result, the Santerre Mezzanine Loan is no longer outstanding. The properties consisted of a diverse pool of outpatient medical buildings, senior housing operating portfolio communities, triple-net leased skilled nursing facilities and hospital assets in the United States, which, at the time, also secured a $1 billion non-recourse senior mortgage loan issued under the CHC Commercial Mortgage Trust 2019-CHC (the “CHC Mortgage Loan”). For additional information regarding the CHC Mortgage Loan, see “Note 9 – Senior Notes Payable And Other Debt.”

As of December 31, 2022, we recognized a $20.0 million allowance on the Santerre Mezzanine Loan in our Consolidated Statements of Income. The allowance for the Santerre Mezzanine Loan was calculated using the “current expected credit loss”, or “CECL”, model, which considers relevant information about past events, current conditions and reasonable and supportable forecasts to estimate expected losses as of the most recent balance sheet date. During the three months ended March 31, 2023, we recorded an $8.0 million partial reversal of the allowance in our Consolidated Statements of Income resulting in a $12.0 million allowance as of March 31, 2023. In connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023, we recognized $41.1 million in valuation-related items in our Consolidated Statements of Income consisting of: (a) the reversal of the $12.0 million and $20.0 million of allowances on the Santerre Mezzanine Loan for the three and six months ended June 30, 2023, respectively, and (b) a gain on foreclosure of real estate of $29.1 million for the three and six months ended June 30, 2023. The gain is the fair value of the properties that secured the Santerre Mezzanine Loan, less the fair value of the CHC Mortgage Loan, less the principal amount of the Santerre Mezzanine Loan on May 1, 2023 (after the reversal of previously recorded allowances), and net of non-real estate assets and liabilities and transaction costs. For additional information, see “Note 10 – Fair Value Measurements”.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Below is a summary of our investments in unconsolidated real estate entities as of June 30, 2023 and December 31, 2022, respectively (dollars in thousands):

	Ownership as of (1)		Carrying Amount as of
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Investments in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	21.0%	21.0%	$258,200	$263,979
Pension Fund Joint Venture	23.5%	22.9%	26,934	25,028
Research & Innovation Development Joint Venture	51.4%	51.0%	328,535	284,962
Ventas Investment Management Platform			613,669	573,969
Atrium Health & Wake Forest Joint Venture	48.5%	48.5%	14,877	5,403
All other (2)	34.0%-38.0%	34.0%-38.0%	(2,316)	577
Total investments in unconsolidated real estate entities			$626,230	$579,949
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
(2)     Includes investments in parking structures and other de minimis investments in unconsolidated real estate entities. The balance as of June 30, 2023 includes investments in unconsolidated real estate entities that are recorded in accounts payable and other liabilities as of June 30, 2023 on our Consolidated Balance Sheets.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.6 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively, and $7.2 million and $7.3 million for the six months ended June 30, 2023 and 2022, respectively. Such amounts are included in third party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within other assets on our Consolidated Balance Sheets. Our 34% ownership interest in Atria entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of June 30, 2023, we held a 7.5% ownership interest in Ardent, which entitles us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors. In May 2023, we sold approximately 24% of our ownership interest in Ardent to a third-party investor for $50.1 million in total proceeds. As a result of the sale, we recognized $33.5 million of gain for both the three and six months ended June 30, 2023 in income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent was reduced from 9.8% to 7.5%.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$141,098	6.4	$129,038	5.4
In-place and other lease intangibles (2)	1,357,541	7.2	1,217,152	8.0
Goodwill	1,045,147	N/A	1,044,415	N/A
Other intangibles (2)	34,441	5.2	34,404	5.6
Accumulated amortization	(1,137,288)	N/A	(1,061,305)	N/A
Net intangible assets	$1,440,939	7.1	$1,363,704	7.8
Intangible liabilities:
Below-market lease intangibles (1)	$342,741	7.7	$333,672	8.6
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(261,079)	N/A	(258,639)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$98,728	7.7	$92,099	8.6
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

NOTE 8—OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of June 30, 2023	As of December 31, 2022
Straight-line rent receivables	$193,583	$187,536
Non-mortgage loans receivable, net	24,500	24,338
Stock warrants	40,451	23,621
Other intangibles, net	5,997	6,393
Investment in unconsolidated operating entities	79,417	95,363
Other	303,371	272,572
Total other assets	$647,319	$609,823

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of June 30, 2023	As of December 31, 2022
Unsecured revolving credit facility (1)(2)	$35,019	$25,230
Commercial paper notes	135,000	403,000
2.55% Senior Notes, Series D due 2023 (2)	—	202,967
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	123,339	184,515
2.80% Senior Notes, Series E due 2024 (2)	55,181	442,837
Unsecured term loan due 2025 (2)	377,758	369,031
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.75% Exchangeable Senior Notes due 2026	862,500	—
Unsecured term loan due 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	358,870	350,579
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	453,309	—
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	226,655	221,419
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	22,823	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	3,086,088	2,436,443
Total	13,438,942	12,361,244
Deferred financing costs, net	(81,363)	(63,410)
Unamortized fair value adjustment	19,510	23,535
Unamortized discounts	(22,349)	(24,589)
Senior notes payable and other debt	$13,354,740	$12,296,780
______________________________
(1)As of June 30, 2023 and December 31, 2022, respectively, $12.8 million and $3.7 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $22.2 million and $21.5 million were denominated in British pounds as of June 30, 2023 and December 31, 2022, respectively.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

We have a $2.75 billion unsecured revolving credit facility priced at SOFR plus 0.925%, which is subject to adjustment based on the Company’s debt rating. The unsecured revolving credit facility matures in January 2025, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

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

As of June 30, 2023, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $35.0 million outstanding and an additional $1.2 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

As of June 30, 2023, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $14.7 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2023, we had $135.0 million in borrowings outstanding under our commercial paper program.

As of June 30, 2023, we had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. The net proceeds from the Exchangeable Notes were primarily used to repay the CHC Mortgage Loan. As of June 30, 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding.

The Exchangeable Notes are exchangeable at an initial exchange rate of 18.2460 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $54.81 per share of common stock). The initial exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver (or cause to be delivered), as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Ventas Realty’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Prior to the close of business on the business day immediately preceding March 1, 2026, the Exchangeable Notes will be exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture governing the Exchangeable Notes. On or after March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have evaluated and concluded that the exchange options embedded in our exchangeable senior notes are eligible for the entity’s own equity scope exception from ASC 815 and therefore, do not need to be bifurcated. Accordingly, we record our exchangeable senior notes as liabilities (included in senior notes payable and other debt on our Consolidated Balance Sheets).

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

As a result of the tender offers, we recognized a gain on extinguishment of debt of $8.3 million in our Consolidated Statements of Income for both the three and six months ended June 30, 2023.

Mortgages

In March 2023, we entered into a C$271.8 million floating rate mortgage loan maturing in 2028 with an interest rate of CDOR + 0.88%. The mortgage is secured by 14 SHOP communities in Canada.

On May 1, 2023, we took ownership of the properties that supported the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. The properties consisted of a diverse pool of 153 assets, which, at the time, also secured the CHC Mortgage Loan. At the time of the equitization of the Santerre Mezzanine Loan, there was $1 billion outstanding under the CHC Mortgage Loan and it accrued interest at a weighted average rate of LIBOR + 1.84% and had matured on June 9, 2023. The CHC Mortgage Loan was recorded at fair value, which approximates par, on May 1, 2023.

On June 8, 2023, we voluntary prepaid, without penalty, $656.6 million of the CHC Mortgage Loan. In connection with the prepayment, 83 properties were released from the collateral securing the CHC Mortgage Loan. As of June 30, 2023, $360.2 million remained outstanding under the CHC Mortgage Loan, which was secured by 70 outpatient medical buildings, triple-net leased skilled nursing facilities and hospital assets in the United States.

On June 9, 2023, we extended the maturity date of the CHC Mortgage Loan to June 9, 2024 and amended the CHC Mortgage Loan to replace its LIBOR-based rates with SOFR-based rates. As of June 30, 2023, the CHC Mortgage Loan had a weighted average rate of SOFR + 2.69%.

In July 2023, we provided notice that we intend to repay the full balance of the CHC Mortgage Loan in August 2023.

In July 2023, we entered into a $426.8 million fixed rate mortgage loan, which accrues interest at 5.91%, matures in 2033 and is secured by 19 SHOP communities in the United States.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2023, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)(2)	Scheduled Periodic Amortization	Total Maturities
2023	$105,539	$—	$27,090	$132,629
2024	1,630,168	—	50,170	1,680,338
2025	2,026,619	170,019	44,973	2,241,611
2026	1,912,832	—	38,787	1,951,619
2027	1,341,775	—	38,550	1,380,325
Thereafter	5,897,892	—	154,528	6,052,420
Total maturities	$12,914,825	$170,019	$354,098	$13,438,942
______________________________
(1)At June 30, 2023, we had $31.4 million of aggregate borrowings outstanding under our unsecured revolving credit facility and commercial paper program, net of $138.6 million of unrestricted cash and cash equivalents.
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

As of June 30, 2023, our variable rate debt obligations of $1.4 billion reflect, in part, the effect of $143.8 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt.

As of June 30, 2023, our fixed rate debt obligations of $12.0 billion reflect, in part, the effect of $537.5 million and C$564.6 million notional amount of interest rate swaps with maturities ranging from October 2023 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

2023 Activity

In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in 2027, replacing a $200.0 million notional swap that matured in January 2023. The swap instruments are designated as cash flow hedges.

In March 2023, in connection with our new C$271.8 million mortgage loan, we entered into an interest rate swap totaling a notional amount of C$271.8 million with a maturity of March 14, 2028 that effectively converts CDOR-based floating rate debt to fixed rate debt.

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

•In July 2023, we terminated the above-mentioned forward starting swaps in conjunction with the issuance of the $426.8 million fixed rate mortgage loan due in 2033.

On May 1, 2023, in connection with taking ownership of the properties securing the Santerre Mezzanine Loan, which was collateral for the CHC Mortgage Loan, we also took ownership of existing interest rate caps based on LIBOR with an aggregate notional amount of $1.5 billion that expired in June 2023. On June 5, 2023, in connection with the extension of the maturity date of the CHC Mortgage Loan, we purchased interest rate caps with a total notional value of $360.2 million that expire in June 2024. The objective of the interest rate caps is to offset the variability of cash flows in the CHC Mortgage Loan interest payments attributable to fluctuations in SOFR beyond 9.42%.

NOTE 10—FAIR VALUE MEASUREMENTS

Overview

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•Level 1: Fair value calculated based on unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access.
•Level 2: Fair value calculated using inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets and other inputs for the asset or liability that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates and yield curves.
•Level 3: Fair value calculated using unobservable inputs for the asset or liability, which typically are based on our own assumptions, because there is little, if any, related market activity.

The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts we would realize in a current market exchange or transaction.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$138,648	$138,648	$122,564	$122,564
Escrow deposits and restricted cash (1)	71,699	71,699	48,181	48,181
Stock warrants (3)(5)	40,451	40,451	23,621	23,621
Secured mortgage loans and other, net (3)(4)	27,749	27,790	493,669	493,627
Non-mortgage loans receivable, net (3)(4)(5)	24,500	23,626	24,338	23,416
Government-sponsored pooled loan investments, net (3)	—	—	43,406	43,406
Derivative instruments (3)(5)	44,005	44,005	24,316	24,316
Liabilities:
Senior notes payable and other debt, gross (3)(4)	13,438,942	12,633,140	12,361,244	11,493,824
Derivative instruments (3)(6)	317	317	145	145
Redeemable OP Units (2)	166,894	166,894	162,663	162,663
______________________________
(1)The carrying amount approximates fair value due to the short maturity of these instruments.
(2)Level 1 within fair value hierarchy.
(3)Level 2 within fair value hierarchy.
(4)Level 3 within fair value hierarchy.
(5)Included in other assets on our Consolidated Balance Sheets.
(6)Included in accounts payable and other liabilities on our Consolidated Balance Sheets.

Other Items Measured at Fair Value on a Nonrecurring Basis

Real estate recorded as held for sale and any associated real estate impairment recorded due to the shortening of the expected hold period due to our change in intent to hold the asset (see “Note 4 – Dispositions And Impairments”) are measured at fair value on a nonrecurring basis. We estimate the fair value of assets held for sale and any associated impairment charges based primarily on current sales price expectations, which reside within Level 2 of the fair value hierarchy.

Real estate impairment charges recorded due to our evaluation of recoverability when events or changes in circumstances indicate the carrying amount may not be recoverable are based on company-specific inputs and our assumptions about the marketability of the properties as observable inputs are not available. As such, we have determined that these fair value measurements generally reside within Level 3 of the fair value hierarchy. We estimate the fair value of real estate deemed to not be recoverable using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates, and giving consideration to local and national industry market data including comparable sales.

The fair value of the collateral received in connection with the equitization of the Santerre Mezzanine Loan was determined using fair value determinations within Level 1, 2 and 3 of the fair value hierarchy. The fair value of the non-real estate assets and liabilities was based on their cost, given the short term nature of those balances and because cost was the best information available, which reside within Level 1 of the fair value hierarchy. The fair value of the CHC Mortgage Loan, which approximates par, was based on the absence of recent underlying trading activity, consideration of the near-term maturity date and adjustments for the credit-worthiness of the borrower, which reside within Level 2 of the fair value hierarchy.

The fair value of the real estate properties that secured the Santerre Mezzanine Loan of $1.566 billion (net of $31.8 million of capital expenditures) was determined using unobservable inputs primarily within Level 3 of the fair value hierarchy. For SHOP and outpatient medical properties, fair value was based on either an income or market approach that took into account unobservable inputs such as direct capitalization rates, estimated NOI, market rents, costs per unit, replacement

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cost and estimates of future cash flows, which are based on a number of factors including historical operating results, known trends and market and economic conditions. For the majority of the SHOP properties, fair value was based on an income approach with significant unobservable inputs that included an average direct capitalization rate of 6.8% on estimated expected stabilized NOI, adjusted based on cost per unit in certain cases. For the majority of the outpatient medical properties, fair value was based on an income approach with significant unobservable inputs that included an average direct capitalization rate of 6.7% on estimated expected stabilized NOI, adjusted based on cost per square foot in certain cases. For triple-net leased properties, fair value was primarily based on an average estimated per bed value by property by state of $88,000, which was determined based on an assessment of recent transactions adjusted for property, operator and other characteristics such as contractual rent, tenant payment history, underlying operating trends, reimbursement rates and other market data.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the six months ended June 30, 2023, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended June 30, 2023 and 2022 was a benefit of $9.8 million and a benefit of $3.8 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2023 and 2022 was a benefit of $12.6 million and a benefit of $8.3 million, respectively. The income tax benefit for the three and six months ended June 30, 2023 was primarily due to losses in certain of our TRS entities and an $8.0 million benefit from internal restructurings of U.S. TRS entities. The income tax benefit for the three and six months ended June 30, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. TRS.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $29.7 million and $35.6 million as of June 30, 2023 and December 31, 2022, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $7.0 million and $10.5 million as of June 30, 2023 and December 31, 2022, respectively, and related primarily to loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2019 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2018 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and provincial authorities with respect to the Canadian entities for the year ended December 31, 2018 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2021.

NOTE 13—STOCKHOLDERS' EQUITY

Capital Stock

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. During the six months ended June 30, 2023, we sold 0.5 million shares of our common stock under our ATM program for gross proceeds of $25.6 million, representing an average price of $46.93 per share. As of June 30, 2023, the remaining amount available under our ATM program for future sales of common stock was $974.4 million.

In July 2023, we sold 1.8 million shares of our common stock under our ATM program for gross proceeds of $84.8 million, representing an average price of $48.19 per share. As of July 31, 2023, the remaining amount available under our ATM program for future sales of common stock was $889.6 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of June 30, 2023	As of December 31, 2022
Foreign currency translation loss	$(56,997)	$(60,364)
Unrealized gain on derivative instruments	42,445	23,564
Total accumulated other comprehensive loss	$(14,552)	$(36,800)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$105,066	$(41,202)	$123,978	$(610)
Net income (loss)	105,066	(41,202)	123,978	(610)
Net income attributable to noncontrolling interests	1,613	1,214	3,008	3,074
Net income (loss) attributable to common stockholders	$103,453	$(42,416)	$120,970	$(3,684)
Denominator:
Denominator for basic earnings per share—weighted average shares	400,431	399,592	400,211	399,445
Effect of dilutive securities:
Stock options	—	41	—	33
Restricted stock awards	220	376	268	398
OP unitholder interests	3,471	3,517	3,478	3,517
Denominator for diluted earnings per share—adjusted weighted average shares	404,122	403,526	403,957	403,393
Basic earnings per share:
Income (loss) from continuing operations	$0.26	$(0.10)	$0.31	$—
Net income (loss) attributable to common stockholders	0.26	(0.11)	0.30	(0.01)
Diluted earnings per share: (1)
Income (loss) from continuing operations	$0.26	$(0.10)	$0.31	$—
Net income (loss) attributable to common stockholders	0.26	(0.11)	0.30	(0.01)
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the three and six months ended June 30, 2023 is used as the basis for determining the dilutive effect on earnings per share. The average price of our common stock for each of the three and six months ended June 30, 2023 was less than the initial exchange price of $54.81 and, therefore, all associated shares were antidilutive.

NOTE 15—SEGMENT INFORMATION

As of June 30, 2023, we operated through three reportable business segments: triple-net leased properties, SHOP and outpatient medical and research portfolio. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our outpatient medical and research portfolio reportable business segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Three Months Ended June 30, 2023
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$215,807	$154,355	$—	$370,162
Resident fees and services	724,614	—	—	—	724,614
Third party capital management revenues	—	559	—	3,437	3,996
Income from loans and investments	—	—	—	6,554	6,554
Interest and other income	—	—	—	1,032	1,032
Total revenues	$724,614	$216,366	$154,355	$11,023	$1,106,358

Total revenues	$724,614	$216,366	$154,355	$11,023	$1,106,358
Less:
Interest and other income	—	—	—	1,032	1,032
Property-level operating expenses	547,110	72,171	3,537	—	622,818
Third party capital management expenses	—	—	—	1,436	1,436
NOI	$177,504	$144,195	$150,818	$8,555	481,072
Interest and other income					1,032
Interest expense					(143,265)
Depreciation and amortization					(304,689)
General, administrative and professional fees					(34,399)
Gain on extinguishment of debt, net					6,801
Transaction expenses and deal costs					(3,069)
Allowance on loans receivable and investments					12,065
Gain on foreclosure of real estate					29,127
Other					17,959
Income from unconsolidated entities					31,254
Gain on real estate dispositions					1,405
Income tax benefit					9,773
Income from continuing operations					105,066
Net income					105,066
Net income attributable to noncontrolling interests					1,613
Net income attributable to common stockholders					$103,453

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30, 2022
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$199,241	$149,397	$—	$348,638
Resident fees and services	658,056	—	—	—	658,056
Third party capital management revenues	—	670	—	3,656	4,326
Income from loans and investments	—	—	—	10,752	10,752
Interest and other income	—	—	—	1,166	1,166
Total revenues	$658,056	$199,911	$149,397	$15,574	$1,022,938

Total revenues	$658,056	$199,911	$149,397	$15,574	$1,022,938
Less:
Interest and other income	—	—	—	1,166	1,166
Property-level operating expenses	507,446	63,328	3,585	—	574,359
Third party capital management expenses	—	—	—	1,410	1,410
NOI	$150,610	$136,583	$145,812	$12,998	446,003
Interest and other income					1,166
Interest expense					(113,951)
Depreciation and amortization					(283,075)
General, administrative and professional fees					(32,915)
Loss on extinguishment of debt, net					(7)
Transaction expenses and deal costs					(13,078)
Allowance on loans receivable and investments					62
Other					(48,116)
Loss from unconsolidated entities					(1,047)
Loss on real estate dispositions					(34)
Income tax benefit					3,790
Loss from continuing operations					(41,202)
Net loss					(41,202)
Net income attributable to noncontrolling interests					1,214
Net loss attributable to common stockholders					$(42,416)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2023
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$418,811	$304,094	$—	$722,905
Resident fees and services	1,429,607	—	—	—	1,429,607
Third party capital management revenues	—	1,187	—	6,986	8,173
Income from loans and investments	—	—	—	20,143	20,143
Interest and other income	—	—	—	2,775	2,775
Total revenues	$1,429,607	$419,998	$304,094	$29,904	$2,183,603

Total revenues	$1,429,607	$419,998	$304,094	$29,904	$2,183,603
Less:
Interest and other income	—	—	—	2,775	2,775
Property-level operating expenses	1,084,332	139,084	7,333	—	1,230,749
Third party capital management expenses	—	—	—	3,142	3,142
NOI	$345,275	$280,914	$296,761	$23,987	946,937
Interest and other income					2,775
Interest expense					(271,340)
Depreciation and amortization					(586,808)
General, administrative and professional fees					(79,197)
Gain on extinguishment of debt, net					6,801
Transaction expenses and deal costs					(4,455)
Allowance on loans receivable and investments					20,129
Gain on foreclosure of real estate					29,127
Other					10,197
Income from unconsolidated entities					25,631
Gain on real estate dispositions					11,606
Income tax benefit					12,575
Income from continuing operations					123,978
Net income					123,978
Net income attributable to noncontrolling interests					3,008
Net income attributable to common stockholders					$120,970

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2022
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$399,781	$300,958	$—	$700,739
Resident fees and services	1,309,177	—	—	—	1,309,177
Third party capital management revenues	—	1,287	—	6,988	8,275
Income from loans and investments	—	—	—	20,599	20,599
Interest and other income	—	—	—	1,702	1,702
Total revenues	$1,309,177	$401,068	$300,958	$29,289	$2,040,492

Total revenues	$1,309,177	$401,068	$300,958	$29,289	$2,040,492
Less:
Interest and other income	—	—	—	1,702	1,702
Property-level operating expenses	982,976	126,511	7,593	—	1,117,080
Third party capital management expenses	—		—	2,723	2,723
NOI	$326,201	$274,557	$293,365	$24,864	918,987
Interest and other income					1,702
Interest expense					(224,745)
Depreciation and amortization					(572,139)
General, administrative and professional fees					(75,913)
Loss on extinguishment of debt, net					(7)
Transaction expenses and deal costs					(33,070)
Allowance on loans receivable and investments					116
Other					(20,926)
Loss from unconsolidated entities					(5,316)
Gain on real estate dispositions					2,421
Income tax benefit					8,280
Loss from continuing operations					(610)
Net loss					(610)
Net income attributable to noncontrolling interests					3,074
Net loss attributable to common stockholders					$(3,684)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Capital Expenditures:
SHOP	$87,548	$55,540	$155,680	$198,943
Outpatient medical and research portfolio	39,814	85,752	80,618	359,826
Triple-net leased properties	2,039	1,774	5,759	2,408
Total capital expenditures	$129,401	$143,066	$242,057	$561,177

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
United States	$983,749	$903,057	$1,941,875	$1,800,990
Canada	115,324	112,809	227,446	224,953
United Kingdom	7,285	7,072	14,282	14,549
Total revenues	$1,106,358	$1,022,938	$2,183,603	$2,040,492

	As of June 30, 2023	As of December 31, 2022
Net Real Estate Property:
United States	$19,423,245	$18,168,224
Canada	2,845,233	2,782,350
United Kingdom	214,631	209,876
Total net real estate property	$22,483,109	$21,160,450

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

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) the impact of the ongoing COVID-19 pandemic and other viruses and infections, such as flu and respiratory syncytial virus, and their extended consequences, including of any variants, on our revenue, level of profitability, liquidity and overall risk exposure and the implementation and impact of regulations related to the CARES Act and other stimulus legislation and any future COVID-19 relief measures, including the risk that some or all of the CARES Act or other COVID-19 relief payments we or our tenants, managers or borrowers received may be subject to recoupment; (b) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our completed or anticipated acquisitions and investments, including our ownership of the properties that previously secured the Santerre Mezzanine Loan; (c) our exposure and the exposure of our tenants, managers and borrowers to complex healthcare and other regulation and the challenges and expense associated with complying with such regulation; (d) the potential for significant general and commercial claims, legal actions, regulatory proceedings or enforcement actions that could subject us or our tenants, managers or borrowers to increased operating costs, uninsured liabilities fines or significant operational limitations, including the loss or suspension of or moratoriums on accreditations, licenses or certificates of need, suspension of new admissions, suspension, decertification or exclusion from federal, state or foreign healthcare programs or facility or community closure; (e) the impact of market and general economic conditions on us and our tenants, managers and borrowers, including economic and financial market events, such as bank failures and other events affecting financial institutions, market volatility, increases in inflation, changes in interest rates and exchange rates, tightening of lending standards and reduced availability of credit or capital, supply chain pressures, rising labor costs and historically low unemployment, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public and private capital markets; (f) our reliance and the reliance of our tenants, managers and borrowers on the financial, credit and capital markets and the risk that those markets may be disrupted or become constrained, including as a result of bank failures or concerns or rumors about such events, tightening of lending standards and reduced availability of credit or capital; (g) our ability, and the ability of our tenants, managers and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate; (h) the risk of bankruptcy, inability to obtain benefits from governmental programs, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors which may, among other things, have an adverse impact on the ability of such parties to pay obligations due to us or our financial results and financial condition; (i) the risk that the borrowers under our loans or other investments default or that, to the extent we are able to foreclose or otherwise acquire the collateral securing our loans or other investments, we will be required to incur additional expense or indebtedness in connection therewith, that the assets will underperform expectations or that we may not be able to subsequently dispose of all or part of such assets on favorable terms; (j) the recognition of reserves, allowances, credit losses or impairment charges are inherently uncertain, may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets, which could have an adverse impact on our results of operations and financial condition; (k) the non-renewal of any leases or management agreement or defaults by tenants or managers thereunder and the risk of our inability to replace those tenants or managers on favorable terms, if at all; (l) our ability to identify and consummate future investments in or dispositions of healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests, including our ability to dispose of such assets on favorable terms as a result of rights of first offer or rights of first refusal in favor of third parties; (m) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising interest rates, labor conditions and supply chain pressures; (n) our ability to attract and retain talented employees; (o) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply with such requirements; (p) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, managers or borrowers; (q) increases in our borrowing costs as a result of becoming more leveraged, including in connection with acquisitions or other investment activity and rising interest rates; (r) our reliance on third parties to operate a majority of our assets and our limited control and influence over such operations and results; (s) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (t) the availability, adequacy and pricing of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (u) the occurrence of cyber incidents that could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation; (v) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, managers or borrowers; (w) disruptions to the management and operations of our business and the uncertainties caused by activist investors; (x) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change; (y) the impact of purchase accounting adjustments, impairments, write downs and other non-cash charges related to our equitization of the Santerre Mezzanine Loan; (z) the risk of potential dilution resulting from future sales or issuances of our equity securities; and (aa) the other factors set forth in our periodic filings with the Securities and Exchange Commission.

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

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, outpatient medical buildings, research centers, hospitals and other healthcare facilities, which we generally refer to collectively as “healthcare real estate,” located throughout the United States, Canada, and the United Kingdom. As of June 30, 2023, we owned or had investments in approximately 1,400 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio, which we also refer to as “SHOP” and which was formerly known as senior living operations, and outpatient medical and research portfolio, which was formerly known as office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 15 – Segment Information,” included in Item 1 of this Quarterly Report on Form 10-Q. Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by independent third-party managers, in which case they are included in our SHOP reportable business segment.

As of June 30, 2023, we leased a total of 355 properties (excluding properties within our outpatient medical and research portfolio reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties (including 19 outpatient medical buildings) and 29 properties, respectively, as of June 30, 2023.

As of June 30, 2023, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 579 senior housing communities in our SHOP reportable business segment.

As of June 30, 2023, we owned or had investments in 460 properties in our outpatient medical and research portfolio reportable business segment. These properties generally consist of outpatient medical buildings that are predominantly located on or contiguous to a health system campus and research properties that are affiliated with and often located on or contiguous to a university or academic medical campus. Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide outpatient medical building management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States.

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

Investments and Dispositions

•During the six months ended June 30, 2023, we committed to an outpatient medical ground-up development located on the Sutter Roseville Medical Center campus in Roseville, California. The $61.8 million project includes the development of a new class A outpatient medical building and is 100% pre-leased to affiliates of Sutter Health for a 15-year lease term.

•During the six months ended June 30, 2023, we sold six senior housing communities (three of which were vacant), five outpatient medical buildings, one research center and three triple-net leased properties (two of which were vacant) for aggregate consideration of $64.4 million and recognized a net gain on the sale of these assets of $11.6 million in our Consolidated Statements of Income.

•On May 1, 2023, we took ownership of the properties that supported our cash-pay non-recourse mezzanine loan to Santerre Health Investors (the “Santerre Mezzanine Loan”) by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. As a result, the Santerre Mezzanine Loan is no longer outstanding. The properties consisted of a diverse pool of outpatient medical buildings, senior housing operating portfolio communities, triple-net leased skilled nursing facilities and hospital assets in the United States, which, at the time, also secured a $1 billion non-recourse senior mortgage loan issued under the CHC Commercial Mortgage Trust 2019-CHC (the “CHC Mortgage Loan”).

In connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023, we recognized $41.1 million in valuation-related items in our Consolidated Statements of Income consisting of: (a) the reversal of the $12.0 million and $20.0 million of allowances on the Santerre Mezzanine Loan for the three and six months ended June 30, 2023, respectively, and (b) a gain on foreclosure of real estate of $29.1 million for the three and six months ended June 30, 2023. The gain is the fair value of the properties that secured the Santerre Mezzanine Loan, less the fair value of the CHC Mortgage Loan, less the principal amount of the Santerre Mezzanine Loan on May 1, 2023 (after the reversal of previously recorded allowances), and net of non-real estate assets and liabilities and transaction costs.

Liquidity and Capital

•As of June 30, 2023, we had approximately $2.7 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with $135.0 million borrowings outstanding under our commercial paper program.

•In March 2023, we entered into a new five year C$271.8 million mortgage loan secured by 14 SHOP communities in Canada at an effective fixed rate of 4.36%.

•In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in 2027, replacing a $200.0 million notional swap that matured in January 2023.

•In March and April 2023, we entered into a total of $250.0 million aggregate forward starting swaps with a ten-year weighted average rate of 3.37%. In July 2023, we terminated these swaps in conjunction with the issuance of $426.8 million fixed rate mortgage loan due in 2033.

•In April 2023, our 100% owned subsidiary, Ventas Canada Finance Limited (“Ventas Canada”), issued and sold C$600.0 million aggregate principal amount of 5.398% Senior Notes due 2028 in a private placement at par. Pursuant to cash tender offers, we used the proceeds to repurchase C$613.7 million in aggregate principal amount of outstanding senior notes due in 2024 for an aggregate purchase price of C$600.0 million plus accrued and unpaid interest to, but not including, the settlement date. As a result of the tender offers, we recognized a gain on extinguishment of debt of $8.3 million in our Consolidated Statements of Income for both the three and six months ended June 30, 2023.

•On May 1, 2023, we took ownership of the properties that supported the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. The properties consisted of a diverse pool of 153 assets, which, at the time, also secured the CHC Mortgage Loan. At the time of the equitization of the Santerre Mezzanine Loan, there was $1 billion outstanding under the CHC Mortgage Loan and it accrued interest at a weighted average rate of LIBOR + 1.84% and had matured on June 9, 2023. The CHC Mortgage Loan was recorded at fair value, which approximates par, on May 1, 2023.

On June 8, 2023, we voluntary prepaid, without penalty, $656.6 million of the CHC Mortgage Loan. In connection with the prepayment, 83 properties were released from the collateral securing the CHC Mortgage Loan. As of June 30, 2023, $360.2 million remained outstanding under the CHC Mortgage Loan, which was secured by 70 outpatient medical buildings, triple-net leased skilled nursing facilities and hospital assets in the United States.

On June 9, 2023, we extended the maturity date of the CHC Mortgage Loan to June 9, 2024 and amended the CHC Mortgage Loan to replace its LIBOR-based rates with SOFR-based rates. As of June 30, 2023, the CHC Mortgage Loan had a weighted average rate of SOFR + 2.69%.

In July 2023, we provided notice that we intend to repay the full balance of the CHC Mortgage Loan in August 2023.

•In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. The net proceeds from the Exchangeable Notes were primarily used to repay the CHC Mortgage Loan. As of June 30, 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding.

•During the six months ended June 30, 2023, we sold 0.5 million shares of our common stock under our ATM program for gross proceeds of $25.6 million, representing an average price of $46.93 per share. As of June 30, 2023, the remaining amount available under our ATM program for future sales of common stock was $974.4 million.

In July 2023, we sold 1.8 million shares of our common stock under our ATM program for gross proceeds of $84.8 million, representing an average price of $48.19 per share. As of July 31, 2023, the remaining amount available under our ATM program for future sales of common stock was $889.6 million.

•In July 2023, we entered into a $426.8 million fixed rate mortgage loan, which accrues interest at 5.91%, matures in 2033 and is secured by 19 SHOP communities in the United States.

Other Items

•As of June 30, 2023, we held a 7.5% ownership interest in Ardent, which entitles us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors. In May 2023, we sold approximately 24% of our ownership interest in Ardent to a third-party investor for $50.1 million in total proceeds. As a result of the sale, we recognized $33.5 million of gain for the three and six months ended June 30, 2023 in income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent was reduced from 9.8% to 7.5%.

•During the six months ended June 30, 2023, we recognized $10.8 million of other income relating to insurance reimbursements received for damage caused by materially disruptive events, primarily winter storm Elliott.

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of June 30, 2023	As of December 31, 2022
Investment mix by asset type (1):
Senior housing communities	65.6%	66.3%
Outpatient medical	19.5	18.0
Research centers	6.7	6.9
Health systems	4.7	4.9
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.6	1.5
Skilled nursing facilities (“SNFs”)	1.8	0.6
Secured loans receivable and investments, net	0.1	1.8
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria (2)	25.1%	26.0%
Sunrise	9.5	9.8
Lillibridge	9.1	9.3
Brookdale Senior Living	7.6	7.8
Le Groupe Maurice	7.0	7.0
Wexford	6.5	6.6
Ardent	5.1	5.3
Kindred	0.8	0.8
All other	29.3	27.4
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.
(2)Includes assets managed by Holiday.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operations mix by tenant and operator and business model:
Revenues (1):
SHOP	65.6%	64.3%	65.5%	64.2%
Brookdale Senior Living (2)	3.4	3.6	3.4	3.6
Kindred	3.0	3.3	3.0	3.3
Ardent	3.0	3.2	3.0	3.2
All others	25.0	25.6	25.1	25.7
Total	100.0%	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	36.9%	33.8%	36.5%	35.5%
Brookdale Senior Living (2)	7.8	8.4	7.9	8.1
Kindred	6.9	7.6	6.8	7.3
Ardent	6.9	7.3	7.0	7.0
All others	41.5	42.9	41.8	42.1
Total	100.0%	100.0%	100.0%	100.0%
Operations mix by geographic location (3):
California	13.7%	14.4%	14.0%	14.4%
New York	7.5	7.5	7.6	7.4
Texas	6.5	6.7	6.5	6.6
Pennsylvania	5.2	5.2	5.2	5.1
North Carolina	4.4	4.3	4.3	4.5
All others	62.7	61.9	62.4	62.0
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1)Total revenues include third party capital management revenues, revenue from loans and investments and interest and other income (including amounts related to assets classified as held for sale).
(2)Results exclude ten senior housing communities which are included in the SHOP reportable business segment.
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

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the six months ended June 30, 2023, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Results of Operations

As of June 30, 2023, we operated through three reportable business segments: triple-net leased properties, SHOP and outpatient medical and research portfolio. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our outpatient medical and research portfolio reportable business segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Three Months Ended June 30, 2023 and 2022

The table below shows our results of operations for the three months ended June 30, 2023 and 2022 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2023	2022	$	%
NOI:
SHOP	$177,504	$150,610	$26,894	17.9%
Outpatient medical and research portfolio	144,195	136,583	7,612	5.6
Triple-net leased properties	150,818	145,812	5,006	3.4
Non-segment	8,555	12,998	(4,443)	(34.2)
Total NOI	481,072	446,003	35,069	7.9
Interest and other income	1,032	1,166	(134)	(11.5)
Interest expense	(143,265)	(113,951)	(29,314)	(25.7)
Depreciation and amortization	(304,689)	(283,075)	(21,614)	(7.6)
General, administrative and professional fees	(34,399)	(32,915)	(1,484)	(4.5)
Gain (loss) on extinguishment of debt, net	6,801	(7)	6,808	nm
Transaction expenses and deal costs	(3,069)	(13,078)	10,009	76.5
Allowance on loans receivable and investments	12,065	62	12,003	nm
Gain on foreclosure of real estate	29,127	—	29,127	100.0
Other	17,959	(48,116)	66,075	137.3
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	62,634	(43,911)	106,545	nm
Income (loss) from unconsolidated entities	31,254	(1,047)	32,301	nm
Gain (loss) on real estate dispositions	1,405	(34)	1,439	nm
Income tax benefit	9,773	3,790	5,983	157.9
Income (loss) from continuing operations	105,066	(41,202)	146,268	nm
Net income (loss)	105,066	(41,202)	146,268	nm
Net income attributable to noncontrolling interests	1,613	1,214	(399)	(32.9)
Net income (loss) attributable to common stockholders	$103,453	$(42,416)	$145,869	nm
______________________________
nm - not meaningful

NOI—SHOP

The following table summarizes results of operations in our SHOP reportable business segment, including assets sold or classified as held for sale as of June 30, 2023 (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—SHOP:
Resident fees and services	$724,614	$658,056	$66,558	10.1%
Less: Property-level operating expenses	(547,110)	(507,446)	(39,664)	(7.8)
NOI	$177,504	$150,610	$26,894	17.9

	Number of Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Total communities	570	548	80.5%	80.4%	$4,679	$4,388

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

The NOI increase in our SHOP reportable business segment for the three months ended June 30, 2023 compared to the same period in 2022 was driven by revenue per occupied room growth in 2023, partially offset by moderating operating expense growth. No HHS grants were received for both the three months ended June 30, 2023 and 2022.

The following table compares results of operations for our 508 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—SHOP:
Resident fees and services	$659,033	$617,925	$41,108	6.7%
Less: Property-level operating expenses	(491,706)	(471,099)	(20,607)	(4.4)
NOI	$167,327	$146,826	$20,501	14.0

	Number of Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Same-store communities	508	508	81.3%	81.2%	$4,658	$4,370

The NOI increase in our same-store SHOP reportable business segment for the three months ended June 30, 2023 compared to the same period in 2022 was primarily driven by revenue per occupied room growth in 2023, partially offset by moderating operating expense growth. No HHS grants were received for both the three months ended June 30, 2023 and 2022.

NOI—Outpatient Medical and Research Portfolio

The following table summarizes results of operations in our outpatient medical and research portfolio reportable business segment, including assets sold or classified as held for sale as of June 30, 2023 (dollars in thousands). For properties in our outpatient medical and research portfolio reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—Outpatient Medical and Research Portfolio:
Rental income	$215,807	$199,241	$16,566	8.3%
Third party capital management revenues	559	670	(111)	(16.6)
Total revenues	216,366	199,911	16,455	8.2
Less:
Property-level operating expenses	(72,171)	(63,328)	(8,843)	(14.0)
NOI	$144,195	$136,583	$7,612	5.6

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Total outpatient medical and research portfolio	442	362	88.1%	89.5%	$36	$36

The NOI increase in outpatient medical and research portfolio reportable business segment for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to properties acquired in connection with our equitization of the Santerre Mezzanine Loan, leasing activity, high tenant retention and improved parking revenues.

The following table compares results of operations for our 345 same-store outpatient medical and research portfolio (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Outpatient Medical and Research Portfolio:
Rental income	$195,440	$189,174	$6,266	3.3%
Less: Property-level operating expenses	(62,468)	(59,347)	(3,121)	(5.3)
NOI	$132,972	$129,827	$3,145	2.4

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Same-store outpatient medical and research portfolio	345	345	91.9%	91.6%	$37	$36

The NOI increase in our same-store outpatient medical and research portfolio reportable business segment for the three months ended June 30, 2023 compared to the same period in 2022 was primarily driven by leasing activity, high tenant retention and improved parking revenues.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2023 (dollars in thousands):

	For the Three Months Ended June 30,		Increase to NOI
	2023	2022	$	%
NOI—Triple-Net Leased Properties:
Rental income	$154,355	$149,397	$4,958	3.3%
Less: Property-level operating expenses	(3,537)	(3,585)	48	1.3
NOI	$150,818	$145,812	$5,006	3.4

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

The NOI increase in our triple-net leased properties for the three months ended June 30, 2023 compared to the same period in 2022 was primarily driven by properties acquired in connection with our equitization of the Santerre Mezzanine Loan and contractual rent escalators.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the first quarter of 2023 and 2022 related to the triple-net leased properties we owned at June 30, 2023 and 2022, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at June 30, 2023	Average Occupancy for the Three Months Ended March 31, 2023	Number of Properties Owned at June 30, 2022	Average Occupancy for the Three Months Ended March 31, 2022
Senior housing communities	240	77.1%	260	74.9%
SNFs	16	84.1	16	80.7
IRFs and LTACs	36	57.3	36	58.1

The following table compares results of operations for our 308 same-store triple-net leased properties (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$145,508	$144,490	$1,018	0.7%
Less: Property-level operating expenses	(3,391)	(3,209)	(182)	(5.7)
NOI	$142,117	$141,281	$836	0.6

The NOI increase in our same-store triple-net leased portfolio for the three months ended June 30, 2023 compared to the same period in 2022 was primarily driven by contractual rent escalators.

NOI—Non-Segment

Information provided for non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. The $4.4 million decrease in non-segment NOI for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to lower interest income from loans receivable and investments due to the conversion of the outstanding principal amount of the Santerre Mezzanine Loan to equity in May 2023, and a $43.4 million loan investment that was repaid at par in February 2023.

Company Results

Interest and Other Income

Interest and other income for the three months ended June 30, 2023 compared to the same period in 2022 was relatively flat.

Interest Expense

The $29.3 million increase in interest expense for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase of $19.8 million due to higher effective interest rate and an increase of $6.4 million due to higher debt balances. Our weighted average debt outstanding was $13.1 billion and $12.5 billion for the three months ended June 30, 2023 and 2022, respectively. Our weighted average effective interest rate was 4.18% and 3.54% for the three months ended June 30, 2023 and 2022, respectively. Capitalized interest was $2.9 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively.

Depreciation and Amortization

The $21.6 million increase in depreciation and amortization expense for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to depreciation and amortization related to the properties that secured the Santerre Mezzanine Loan received on May 1, 2023.

General, Administrative and Professional Fees

The $1.5 million increase in general, administrative and professional fees for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to inflationary impacts and the return to a more normalized business environment.

Gain (Loss) on Extinguishment of Debt, Net

The $6.8 million change in gain (loss) on extinguishment of debt, net for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to $8.3 million of gain recognized as a result of the April 2023 cash tender offers.

Transaction Expenses and Deal Costs

The $10.0 million decrease in transaction expenses and deal costs for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher costs in 2022 in connection with stockholder relations matters.

Allowance on Loans Receivable and Investments

In connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023, we derecognized the allowance previously recorded and reversed $12.0 million of allowance during the three months ended June 30, 2023. As of June 30, 2023, the Santerre Mezzanine Loan is no longer outstanding.

Gain on Foreclosure of Real Estate

The gain of $29.1 million for the three months ended June 30, 2023 was recorded in connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023 and is the excess of the fair value of the properties that secured the Santerre Mezzanine Loan, less the fair value of the CHC Mortgage Loan, less the principal amount of the Santerre Mezzanine Loan on May 1, 2023 (after the reversal of previously recorded allowances), and net of non-real estate assets and liabilities and transaction costs.

Other

The $66.1 million change in other expense for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase of $53.7 million in unrealized gain on stock warrants received in connection with the Brookdale Senior Living lease modification. As of June 30, 2023, the fair value of the stock warrants was $40.5 million, which was $12.4 million higher than the value at the grant date.

Income (Loss) from Unconsolidated Entities

The $32.3 million change in loss from unconsolidated entities for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to a $33.5 million gain recognized upon the sale of approximately 24% of our 9.8% ownership interest in Ardent to a third-party investor in May 2023.

Gain (Loss) on Real Estate Dispositions

The $1.4 million change in gain on real estate dispositions for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to dispositions of real estate during the second quarter of 2023, which resulted in the recognition of a gain on sale of $1.4 million.

Income Tax Benefit

The $9.8 million income tax benefit for the three months ended June 30, 2023 was primarily due to losses in certain of our TRS entities and an $8.0 million benefit from internal restructurings of U.S. TRS entities. The $3.8 million income tax benefit for the three months ended June 30, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. TRS.

Six Months Ended June 30, 2023 and 2022

The table below shows our results of operations for the six months ended June 30, 2023 and 2022 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2023	2022	$	%
NOI:
SHOP	$345,275	$326,201	$19,074	5.8%
Outpatient medical and research portfolio	280,914	274,557	6,357	2.3
Triple-net leased properties	296,761	293,365	3,396	1.2
Non-segment	23,987	24,864	(877)	(3.5)
Total NOI	946,937	918,987	27,950	3.0
Interest and other income	2,775	1,702	1,073	63.0
Interest expense	(271,340)	(224,745)	(46,595)	(20.7)
Depreciation and amortization	(586,808)	(572,139)	(14,669)	(2.6)
General, administrative and professional fees	(79,197)	(75,913)	(3,284)	(4.3)
Gain (loss) on extinguishment of debt, net	6,801	(7)	6,808	nm
Transaction expenses and deal costs	(4,455)	(33,070)	28,615	86.5
Allowance on loans receivable and investments	20,129	116	20,013	nm
Gain on foreclosure of real estate	29,127	—	29,127	100.0
Other	10,197	(20,926)	31,123	148.7
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	74,166	(5,995)	80,161	nm
Income (loss) from unconsolidated entities	25,631	(5,316)	30,947	nm
Gain on real estate dispositions	11,606	2,421	9,185	nm
Income tax benefit	12,575	8,280	4,295	51.9
Income (loss) from continuing operations	123,978	(610)	124,588	nm
Net income (loss)	123,978	(610)	124,588	nm
Net income attributable to noncontrolling interests	3,008	3,074	66	2.1
Net income (loss) attributable to common stockholders	$120,970	$(3,684)	$124,654	nm
______________________________
nm - not meaningful

NOI—Senior Housing Operating Portfolio

The following table summarizes results of operations in our SHOP reportable business segment, including assets sold or classified as held for sale as of June 30, 2023 (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—SHOP:
Resident fees and services	$1,429,607	$1,309,177	$120,430	9.2%
Less: Property-level operating expenses	(1,084,332)	(982,976)	(101,356)	(10.3)
NOI	$345,275	$326,201	$19,074	5.8

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Total communities	570	548	80.6%	80.2%	$4,653	$4,379

The NOI increase in our SHOP reportable business segment for the six months ended June 30, 2023 compared to the same period in 2022 was primarily driven by higher revenues in 2023 driven by higher occupancy and revenue per occupied room, partially offset by higher operating expenses in 2023, driven by HHS grants received in 2022, which are reflected as a reduction in property-level operating expenses, and macro inflationary impacts on labor in 2023. During the six months ended June 30, 2023 and 2022, HHS grants received reduced property-level operating expenses by zero and $34.0 million, respectively.

The following table compares results of operations for our 506 same-store SHOP communities (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—SHOP:
Resident fees and services	$1,305,416	$1,217,576	$87,840	7.2%
Less: Property-level operating expenses	(982,252)	(908,427)	(73,825)	(8.1)
NOI	$323,164	$309,149	$14,015	4.5

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Same-store communities	506	506	81.3%	80.9%	$4,651	$4,360

The NOI increase in our same-store SHOP reportable business segment for the six months ended June 30, 2023 compared to the same period in 2022 was primarily driven by positive trends in occupancy and revenue per occupied room, partially offset by higher operating expenses, driven by HHS grants received in 2022, which are reflected as a reduction in property-level operating expenses, and macro inflationary impacts on labor in 2023. During the six months ended June 30, 2023 and 2022, HHS grants received reduced property-level operating expenses by zero and $29.3 million, respectively.

NOI—Outpatient Medical and Research Portfolio

The following table summarizes results of operations in our outpatient medical and research portfolio reportable business segment, including assets sold or classified as held for sale as of June 30, 2023 (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—Outpatient Medical and Research Portfolio:
Rental income	$418,811	$399,781	$19,030	4.8%
Third party capital management revenues	1,187	1,287	(100)	(7.8)
Total revenues	419,998	401,068	18,930	4.7
Less:
Property-level operating expenses	(139,084)	(126,511)	(12,573)	(9.9)
NOI	$280,914	$274,557	$6,357	2.3

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Total outpatient medical and research portfolio	442	362	88.1%	89.5%	$36	$36

The NOI increase in our outpatient medical and research portfolio reportable business segment for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to properties acquired in connection with our equitization of the Santerre Mezzanine Loan, leasing activity, high tenant retention, and improved parking revenues.

The following table compares results of operations for our 326 same-store outpatient medical and research portfolio (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Outpatient Medical and Research Portfolio:
Rental income	$382,899	$372,465	$10,434	2.8%
Less: Property-level operating expenses	(125,025)	(118,739)	(6,286)	(5.3)
NOI	$257,874	$253,726	$4,148	1.6

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Same-store outpatient medical and research portfolio	326	326	91.7%	91.7%	$38	$37

The NOI increase in our same-store outpatient medical and research portfolio reportable business segment for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to leasing activity, high tenant retention, improved parking income and favorable expense controls.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2023 (dollars in thousands):

	For the Six Months Ended June 30,		Increase to NOI
	2023	2022	$	%
NOI—Triple-Net Leased Properties:
Rental income	$304,094	$300,958	$3,136	1.0%
Less: Property-level operating expenses	(7,333)	(7,593)	260	3.4
NOI	$296,761	$293,365	$3,396	1.2

The NOI increase in our triple-net leased properties for the six months ended June 30, 2023 compared to the same period in 2022 was primarily driven by properties acquired in connection with our equitization of the Santerre Mezzanine Loan, contractual rent escalators and additional rental income received, partially offset by rental income from communities that were transitioned to our senior housing operating portfolio or sold.

The following table compares results of operations for our 308 same-store triple-net leased properties (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$294,210	$289,469	$4,741	1.6%
Less: Property-level operating expenses	(7,171)	(7,007)	(164)	(2.3)
NOI	$287,039	$282,462	$4,577	1.6

The NOI increase in our same-store triple-net leased properties reportable business segment for the six months ended June 30, 2023 compared to the same period in 2022 was primarily driven by contractual rent escalators and additional rental income received, partially offset by previously executed lease resolutions with several smaller senior housing triple-net tenants who were materially affected by COVID-19.

NOI—Non-Segment

The $0.9 million decrease in non-segment NOI for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to lower interest income from loans receivable and investments primarily due to a $43.4 million loan investment that was repaid at par in February 2023, partially offset by higher income from outstanding loans due to higher rates in 2023.

Company Results

Interest and Other Income

The $1.1 million increase in interest and other income for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher interest rates earned on our bank deposits.

Interest Expense

The $46.6 million increase in interest expense for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase of $36.7 million due to higher effective interest rate and $7.0 million due to higher debt balances. Our weighted average debt outstanding was $12.7 billion and $12.4 billion for the six months ended June 30, 2023 and 2022, respectively. Our weighted average effective interest rate was 4.11% and 3.52% for the six months ended June 30, 2023 and 2022, respectively. Capitalized interest for the six months ended June 30, 2023 and 2022 was $5.6 million and $5.2 million, respectively.

Depreciation and Amortization

The $14.7 million increase in depreciation and amortization expense for the six months ended June 30, 2023 compared to the same period in 2022 is primarily due to depreciation and amortization related to the properties that secured the Santerre Mezzanine Loan received on May 1, 2023.

General, Administrative and Professional Fees

The $3.3 million increase in general, administrative and professional fees was primarily due to inflationary impacts and the return to a more normalized business environment.

Gain (Loss) on Extinguishment of Debt, Net

The $6.8 million change in gain (loss) on extinguishment of debt, net for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to $8.3 million of gain recognized as a result of the April 2023 cash tender offers.

Transaction Expenses and Deal Costs

The $28.6 million decrease in transaction expenses and deal costs was primarily attributable to $20.5 million incurred in connection with stockholder relations matters in 2022.

Allowance on Loans Receivable and Investments

In connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023, we derecognized the allowance previously recorded and reversed $20.0 million of allowance during the six months ended June 30, 2023. As of June 30, 2023, the Santerre Mezzanine Loan is no longer outstanding.

Gain on Foreclosure of Real Estate

The gain of $29.1 million for the six months ended June 30, 2023 was recorded in connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023 and is the excess of the fair value of the properties that secured the Santerre Mezzanine Loan, less the fair value of the CHC Mortgage Loan, less the principal amount of the Santerre Mezzanine Loan on May 1, 2023 (after the reversal of previously recorded allowances), and net of non-real estate assets and liabilities and transaction costs.

Other

The $31.1 million change in other expense was primarily due to an increase of $26.1 million in unrealized gain on the stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020. As of June 30, 2023, the fair value of the stock warrants was $40.5 million, which was $12.4 million higher than the value at the grant date.

Income (Loss) from Unconsolidated Entities

The $30.9 million change in income (loss) from unconsolidated entities for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to a $33.5 million gain recognized upon the sale of approximately 24% of our 9.8% ownership interest in Ardent to a third-party investor in May 2023.

Gain on Real Estate Dispositions

The $9.2 million increase in gain on real estate dispositions was primarily due to $11.6 million in gains during 2023 for the sale of six senior housing communities (three of which were vacant), five outpatient medical buildings, one research center and three triple-net leased properties (two of which were vacant), partially offset by a gain of $2.4 million in 2022 for the sale of a vacant land parcel.

Income Tax Benefit

The $12.6 million of income tax benefit for the six months ended June 30, 2023 was primarily due to losses in certain of our TRS entities and an $8.0 million benefit from internal restructurings of U.S. TRS entities. The $8.3 million of income tax benefit for the six months ended June 30, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. TRS.

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

The non-GAAP financial measures we present in this Quarterly Report on Form 10-Q may not be comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives for, or superior to, financial measures calculated in accordance with GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with the most directly comparable GAAP measures as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

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

The following table summarizes our FFO and Normalized FFO for the three and six months ended June 30, 2023 and 2022 (dollars in thousands). Normalized FFO for the six months ended June 30, 2023 over the same period in 2022 includes $34.0 million of HHS grants received in 2022, which reduced property-level operating expenses. Excluding HHS grants, Normalized FFO for the six months ended June 30, 2023 increased over the same period in 2022 due to increased net operating income from our properties led by our SHOP reportable business segment as a result of increased revenues driven by positive trends in occupancy and revenue per occupied room, partially offset by higher interest expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$103,453	$(42,416)	$120,970	$(3,684)
Adjustments:
Depreciation and amortization on real estate assets	304,095	282,313	585,572	570,416
Depreciation on real estate assets related to noncontrolling interests	(4,344)	(4,335)	(8,721)	(8,784)
Depreciation on real estate assets related to unconsolidated entities	10,675	7,621	20,852	14,886
(Gain) loss on real estate dispositions	(1,405)	34	(11,606)	(2,421)
(Gain) loss on real estate dispositions related to noncontrolling interests	—	—	(5)	17
Gain on real estate dispositions related to unconsolidated entities	—	(301)	(180)	(301)
Nareit FFO attributable to common stockholders	412,474	242,916	706,882	570,129
Adjustments:
Change in fair value of financial instruments	(12,290)	37,837	(12,367)	7,956
Non-cash income tax expense	(11,535)	(5,379)	(15,807)	(11,184)
Loss (gain) on extinguishment of debt, net of noncontrolling interests and including Ventas’s share attributable to unconsolidated entities	(6,795)	7	(6,795)	7
Gain on transactions related to unconsolidated entities	(33,492)	—	(33,312)	(3)
Transaction expenses and deal costs, net of noncontrolling interests and including Ventas’ share attributable to unconsolidated entities	3,376	15,027	5,480	36,315
Amortization of other intangibles including Ventas’ share attributable to unconsolidated entities	96	268	192	536
Other items related to unconsolidated entities	1,006	(1,285)	2,093	(1,154)
Non-cash impact of changes to equity plan	(2,402)	(2,389)	4,820	4,817
Materially disruptive events, net and including Ventas’ share attributable to unconsolidated entities	(6,902)	2,074	(2,716)	(1,635)
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	(12,064)	(61)	(20,127)	(114)
Gain on foreclosure of real estate	(29,127)	—	(29,127)	—
Normalized FFO attributable to common stockholders	$302,345	$289,015	$599,216	$605,670

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$103,453	$(42,416)	$120,970	$(3,684)
Adjustments:
Interest and other income	(1,032)	(1,166)	(2,775)	(1,702)
Interest expense	143,265	113,951	271,340	224,745
Depreciation and amortization	304,689	283,075	586,808	572,139
General, administrative and professional fees	34,399	32,915	79,197	75,913
(Gain) loss on extinguishment of debt, net	(6,801)	7	(6,801)	7
Transaction expenses and deal costs	3,069	13,078	4,455	33,070
Allowance on loans receivable and investments	(12,065)	(62)	(20,129)	(116)
Gain on foreclosure of real estate	(29,127)	—	(29,127)	—
Other	(17,959)	48,116	(10,197)	20,926
Net income attributable to noncontrolling interests	1,613	1,214	3,008	3,074
(Income) loss from unconsolidated entities	(31,254)	1,047	(25,631)	5,316
Income tax benefit	(9,773)	(3,790)	(12,575)	(8,280)
(Gain) loss on real estate dispositions	(1,405)	34	(11,606)	(2,421)
NOI	$481,072	$446,003	$946,937	$918,987

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

Newly acquired development properties and recently developed or redeveloped properties in our SHOP reportable business segment will be included in same-store once they are stabilized for the full period in both periods presented. These properties are considered stabilized upon the earlier of (a) the achievement of 80% sustained occupancy or (b) 24 months from the date of acquisition or substantial completion of work. Recently developed or redeveloped properties in our outpatient medical and research portfolio and triple-net leased properties reportable business segments will be included in same-store once substantial completion of work has occurred for the full period in both periods presented. Our senior housing operating portfolio and triple-net leased properties that have undergone operator or business model transitions will be included in same-store once operating under consistent operating structures for the full period in both periods presented.

Properties are excluded from same-store if they are: (i) sold, classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) impacted by materially disruptive events such as flood or fire; (iii) for SHOP, those properties that are currently undergoing a materially disruptive redevelopment; (iv) for our outpatient medical and research portfolio and triple-net leased properties reportable business segments, those properties for which management has an intention to institute, or has instituted, a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, or maintain a market-competitive position and/or achieve property stabilization, most commonly as the result of an expected or actual material change in occupancy or NOI; or (v) for SHOP and triple-net leased properties reportable business segments, those properties that are scheduled to undergo operator or business model transitions, or have transitioned operators or business models after the start of the prior comparison period.

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the six months ended June 30, 2023, our contractual obligations increased primarily due to the issuance of $862.5 million aggregate principal amount of 3.75% Exchangeable Senior Notes due 2026. See “Note 9 – Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our significant debt activities.

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

Loans Receivable and Investments

On May 1, 2023, we took ownership of the properties that supported the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. As a result, the Santerre Mezzanine Loan is no longer outstanding.

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of June 30, 2023, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $35.0 million outstanding and an additional $1.2 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

As of June 30, 2023, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $14.7 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Our wholly owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2023, we had $135.0 million in borrowings outstanding under our commercial paper program.

As of June 30, 2023, we had a C$500 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in 2025.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. The net proceeds from the Exchangeable Notes were primarily used to repay the CHC Mortgage Loan. As of June 30, 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding.

The Exchangeable Notes are exchangeable at an initial exchange rate of 18.2460 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $54.81 per share of common stock). The initial exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver (or cause to be delivered), as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Ventas Realty’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Prior to the close of business on the business day immediately preceding March 1, 2026, the Exchangeable Notes will be exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture governing the Exchangeable Notes. On or after March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

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

As a result of the tender offers, we recognized a gain on extinguishment of debt of $8.3 million in our Consolidated Statements of Income for both the three and six months ended June 30, 2023.

Mortgages

In March 2023, we entered into a C$271.8 million floating rate mortgage loan maturing in 2028 with an interest rate of CDOR + 0.88%. The mortgage is secured by 14 SHOP communities in Canada.

On May 1, 2023, we took ownership of the properties that supported the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. The properties consisted of a diverse pool of 153 assets, which, at the time, also secured the CHC Mortgage Loan. At the time of the equitization of the Santerre Mezzanine Loan, there was $1 billion outstanding under the CHC Mortgage Loan and it accrued interest at a weighted average rate of LIBOR + 1.84% and had matured on June 9, 2023. The CHC Mortgage Loan was recorded at fair value, which approximates par, on May 1, 2023.

On June 8, 2023, we voluntary prepaid, without penalty, $656.6 million of the CHC Mortgage Loan. In connection with the prepayment, 83 properties were released from the collateral securing the CHC Mortgage Loan. As of June 30, 2023, $360.2 million remained outstanding under the CHC Mortgage Loan, which was secured by 70 outpatient medical buildings, triple-net leased skilled nursing facilities and hospital assets in the United States.

On June 9, 2023, we extended the maturity date of the CHC Mortgage Loan to June 9, 2024 and amended the CHC Mortgage Loan to replace its LIBOR-based rates with SOFR-based rates. As of June 30, 2023, the CHC Mortgage Loan had a weighted average rate of SOFR + 2.69%.

In July 2023, we provided notice that we intend to repay the full balance of the CHC Mortgage Loan in August 2023.

In July 2023, we entered into a $426.8 million fixed rate mortgage loan, which accrues interest at 5.91%, matures in 2033 and is secured by 19 SHOP communities in the United States.

Equity Offerings

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). During the six months ended June 30, 2023, we sold 0.5 million shares of our common stock under our ATM program for gross proceeds of $25.6 million, representing an average price of $46.93 per share. As of June 30, 2023, the remaining amount available under our ATM program for future sales of common stock was $974.4 million.

In July 2023, we sold 1.8 million shares of our common stock under our ATM program for gross proceeds of $84.8 million, representing an average price of $48.19 per share. As of July 31, 2023, the remaining amount available under our ATM program for future sales of common stock was $889.6 million.

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

In March 2023, in connection with our new C$271.8 million mortgage loan, we entered into an interest rate swap totaling a notional amount of C$271.8 million with a maturity of March 14, 2028 that effectively converts CDOR-based floating rate debt to fixed rate debt.

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

•In July 2023, we terminated the above-mentioned forward starting swaps in conjunction with the issuance of the $426.8 million fixed rate mortgage loan due in 2033.

On May 1, 2023, in connection with taking ownership of the properties securing the Santerre Mezzanine Loan, which was collateral for the CHC Mortgage Loan, we also took ownership of existing interest rate caps based on LIBOR with an aggregate notional amount of $1.5 billion that expired in June 2023. On June 5, 2023, in connection with the extension of the maturity date of the CHC Mortgage Loan, we purchased interest rate caps with a total notional value of $360.2 million that expire in June 2024. The objective of the interest rate caps is to offset the variability of cash flows in the CHC Mortgage Loan interest payments attributable to fluctuations in SOFR beyond 9.42%.

Dividends

During the six months ended June 30, 2023, we declared a dividend of $0.45 per share of our common stock in each of the first and second quarter. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2023.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Six Months Ended June 30,		(Decrease) Increase to Cash
	2023	2022	$	%
Cash, cash equivalents and restricted cash at beginning of period	$170,745	$196,597	$(25,852)	(13.1)%
Net cash provided by operating activities	554,644	552,632	2,012	0.4
Net cash used in investing activities	(127,607)	(559,260)	431,653	77.2
Net cash used in financing activities	(388,085)	(12,946)	(375,139)	nm
Effect of foreign currency translation	650	(992)	1,642	165.5
Cash, cash equivalents and restricted cash at end of period	$210,347	$176,031	$34,316	19.5
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $2.0 million during the six months ended June 30, 2023 compared to the same period in 2022 primarily due to higher property NOI in 2023, and higher transaction expenses and deal costs in 2022 in connection with stockholder relations matters, partially offset by higher interest expense and no HHS grants received in 2023.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $431.7 million during the six months ended June 30, 2023 compared to the same period in 2022 primarily due to higher acquisition volume in 2022, and higher proceeds from real estate dispositions and sale of approximately 24% of our ownership interest in Ardent in 2023, partially offset by higher capital expenditures in 2023.

Cash Flows from Financing Activities

Net cash used in financing activities increased $375.1 million during the six months ended June 30, 2023 compared to the same period in 2022 primarily due to higher repayments under our commercial paper program in 2023.

Capital Expenditures

The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time, we may fund the capital expenditures for our triple-net leased properties through loans or advances to the tenants, which may increase the amount of rent payable with respect to the properties in certain cases. We may also fund capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases. We also expect to fund capital expenditures related to our SHOP and outpatient medical and research portfolio reportable business segments with the cash flows from the properties or through additional borrowings. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities and commercial paper program.

To the extent that unanticipated capital expenditure needs arise or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of June 30, 2023, we had seven active and committed projects pursuant to these agreements, including three projects that are unconsolidated.

In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 6 – Investments In Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 9 – Senior Notes Payable And Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at June 30, 2023, we had $15.8 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

Guarantor and Issuer Financial Information

Ventas, Inc. has fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Realty. None of our other subsidiaries is obligated with respect to Ventas Realty’s outstanding senior notes.

Ventas, Inc. has also fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes, including the Exchangeable Notes, issued by our 100% owned subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). None of our other subsidiaries is obligated with respect to Ventas Canada’s outstanding senior notes, all of which were issued on a private placement basis in Canada.

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

The following summarizes our guarantor and issuer balance sheet and statement of income information as of June 30, 2023 and December 31, 2022 and for the six months ended June 30, 2023 and the year ended December 31, 2022 (in thousands) for each of Ventas Realty, as issuer of certain notes registered under the Exchange Act, and Ventas, Inc., on an unconsolidated basis, as guarantor of such notes:

Balance Sheet Information

	As of June 30, 2023
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,762,125	$3,049,374
Total assets	17,840,054	3,165,555
Liabilities and equity
Intercompany loans	12,099,497	(4,311,414)
Total liabilities	12,320,462	4,363,280
Redeemable OP unitholder and noncontrolling interests	104,938	—
Total equity (deficit)	5,414,654	(1,197,725)
Total liabilities and equity	17,840,054	3,165,555

	As of December 31, 2022
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,691,107	$3,049,374
Total assets	17,752,892	3,155,014
Liabilities and equity
Intercompany loans	11,704,160	(3,825,402)
Total liabilities	11,925,997	4,263,316
Redeemable OP unitholder and noncontrolling interests	102,148	—
Total equity (deficit)	5,724,747	(1,108,302)
Total liabilities and equity	17,752,892	3,155,014

Statement of Income Information

	For the Six Months Ended June 30, 2023
	Guarantor	Issuer
Equity earnings in affiliates	$108,898	$—
Total revenues	110,213	71,753
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	122,327	(101,857)
Net income (loss)	120,970	(101,857)
Net income (loss) attributable to common stockholders	120,970	(101,857)

	For the Year Ended December 31, 2022
	Guarantor	Issuer
Equity earnings in affiliates	$43,317	$—
Total revenues	45,037	145,560
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(45,383)	(173,407)
Net loss	(47,447)	(173,407)
Net loss attributable to common stockholders	(47,447)	(173,407)

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

As of June 30, 2023 and December 31, 2022, the fair value of our secured and non-mortgage loans receivable, based on our estimates of current prevailing rates for comparable loans, was $51.4 million and $517.0 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of June 30, 2023	As of December 31, 2022
Gross book value	$12,049,679	$10,863,436
Fair value	11,243,878	10,010,935
Fair value reflecting change in interest rates:
-100 basis points	11,700,044	10,449,991
+100 basis points	10,821,772	9,607,787

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30, 2023	As of December 31, 2022	As of June 30, 2022
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,305,076	$8,627,540	$8,701,295
Unsecured term loans	400,000	200,000	200,000
Mortgage loans and other	2,344,603	2,035,896	2,091,926
Subtotal fixed rate	12,049,679	10,863,436	10,993,221
Variable rate:
Unsecured revolving credit facility	35,019	25,230	45,594
Unsecured term loans	477,758	669,031	688,440
Commercial paper notes	135,000	403,000	335,300
Mortgage loans and other	741,486	400,547	330,940
Subtotal variable rate	1,389,263	1,497,808	1,400,274
Total	$13,438,942	$12,361,244	$12,393,495
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	69.2%	69.8%	70.2%
Unsecured term loans	3.0	1.6	1.6
Mortgage loans and other	17.4	16.5	16.9
Variable rate:
Unsecured revolving credit facility	0.3	0.2	0.4
Unsecured term loans	3.6	5.4	5.6
Commercial paper notes	1.0	3.3	2.7
Mortgage loans and other	5.5	3.2	2.6
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	3.8%	3.7%	3.7%
Unsecured term loans	4.7	3.6	3.6
Mortgage loans and other	3.9	3.7	3.6
Variable rate:
Unsecured revolving credit facility	5.9	4.5	2.3
Unsecured term loans	6.1	5.5	2.8
Commercial paper notes	5.3	4.7	1.9
Mortgage loans and other	6.6	5.1	2.7
Total	4.1	3.9	3.5

The variable rate debt in the table above reflects, in part, the effect of $143.8 million notional amount of interest rate swaps with maturities on March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $537.5 million and C$564.6 million notional amount of interest rate swaps with maturities ranging from October 2023 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in 2027, replacing a $200.0 million notional swap that matured in January 2023. The swap instruments are designated as cash flow hedges.

The decrease in our outstanding variable rate debt at June 30, 2023 compared to December 31, 2022 is primarily attributable to pay downs on our commercial paper and interest rate swap activity in 2023 effectively converting an incremental $200.0 million of variable rate debt to fixed rate debt, partially offset by the $360.2 million CHC Mortgage Loan.

The increase in our outstanding fixed rate debt at June 30, 2023 compared to December 31, 2022 is primarily attributable to the issuance of $862.5 million aggregate principal amount of 3.75% Exchangeable Senior Notes due 2026 and interest rate swap activity in 2023 effectively converting an incremental $200.0 million of variable rate debt to fixed rate debt.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of June 30, 2023 of $1.4 billion, interest expense on an annualized basis would increase by approximately $13.9 million, or $0.03 per diluted common share.

As of June 30, 2023 and December 31, 2022, our joint venture partners’ aggregate share of total consolidated debt was $298.7 million and $279.0 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $484.4 million and $454.4 million as of June 30, 2023 and December 31, 2022, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2023 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the three and six months ended June 30, 2023 would decrease or increase as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the second quarter of 2023 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In the second quarter of 2023, there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2022 Annual Report. However, the risks and uncertainties that we face are not limited to those set forth in the 2022 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended June 30, 2023.

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30	1,000	$48.05	—	—
May 1 through May 31	426	47.67	—	—
June 1 through June 30	170	46.39	—	—
Total	1,596	$47.77	—	—
______________________________
(1)Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees under our 2012 Incentive Plan. The value of the shares withheld is the closing price of our common stock on the date the vesting (or, if the vesting date is not a trading day, on the immediately preceding trading day).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
4.1	Ninth Supplemental Indenture, dated as of April 21, 2023, by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 5.398% Senior Notes, Series I due 2028, incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, filed on May 9, 2023.
4.2	Indenture, dated as of June 13, 2023, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee, relating to the 3.75% Exchangeable Senior Notes due 2026, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 8, 2023.
10.1	Second Amendment to the Third Amended and Restated Credit and Guaranty Agreement, dated as of June 26, 2023, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas SSL Ontario III, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc., and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, and Bank of America, N.A., as Administrative Agent.
22	List of Guarantors and Issuers of Guaranteed Securities.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 4, 2023

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer