Form 10-Q
period 2023-09-30
Ventas, Inc.
filed 2023-11-03
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 1, 2023, there were 402,380,747 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of September 30, 2023	As of December 31, 2022
Assets
Real estate investments:
Land and improvements	$2,601,218	$2,437,905
Buildings and improvements	27,220,110	26,020,048
Construction in progress	458,988	310,456
Acquired lease intangibles	1,469,998	1,346,190
Operating lease assets	317,369	310,307
	32,067,683	30,424,906
Accumulated depreciation and amortization	(9,978,902)	(9,264,456)
Net real estate property	22,088,781	21,160,450
Secured loans receivable and investments, net	27,823	537,075
Investments in unconsolidated real estate entities	579,172	579,949
Net real estate investments	22,695,776	22,277,474
Cash and cash equivalents	433,937	122,564
Escrow deposits and restricted cash	57,809	48,181
Goodwill	1,044,536	1,044,415
Assets held for sale	43,191	44,893
Deferred income tax assets, net	7,165	10,490
Other assets	684,195	609,823
Total assets	$24,966,609	$24,157,840
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$13,388,498	$12,296,780
Accrued interest	119,685	110,542
Operating lease liabilities	197,666	190,440
Accounts payable and other liabilities	1,090,028	1,031,689
Liabilities related to assets held for sale	5,098	6,492
Deferred income tax liabilities	26,141	35,570
Total liabilities	14,827,116	13,671,513
Redeemable OP unitholder and noncontrolling interests	265,374	264,650
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 402,381 and 399,707 shares outstanding at September 30, 2023 and December 31, 2022, respectively	100,647	99,912
Capital in excess of par value	15,678,031	15,539,777
Accumulated other comprehensive loss	(6,182)	(36,800)
Retained earnings (deficit)	(5,941,303)	(5,449,385)
Treasury stock, 277 and 10 shares issued at September 30, 2023 and December 31, 2022, respectively	(13,634)	(536)
Total Ventas stockholders’ equity	9,817,559	10,152,968
Noncontrolling interests	56,560	68,709
Total equity	9,874,119	10,221,677
Total liabilities and equity	$24,966,609	$24,157,840
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental income:
Triple-net leased	$159,812	$150,115	$463,906	$451,073
Outpatient medical and research portfolio	226,326	200,867	645,137	600,648
	386,138	350,982	1,109,043	1,051,721
Resident fees and services	754,417	668,583	2,184,024	1,977,760
Third party capital management revenues	5,315	4,550	13,488	12,825
Income from loans and investments	1,208	12,672	21,351	33,271
Interest and other income	2,754	489	5,529	2,191
Total revenues	1,149,832	1,037,276	3,333,435	3,077,768
Expenses
Interest	147,919	119,413	419,259	344,158
Depreciation and amortization	370,377	301,481	957,185	873,620
Property-level operating expenses:
Senior housing	573,715	499,972	1,658,047	1,482,948
Outpatient medical and research portfolio	78,915	66,098	217,999	192,609
Triple-net leased	3,847	3,756	11,180	11,349
	656,477	569,826	1,887,226	1,686,906
Third party capital management expenses	1,472	1,750	4,614	4,473
General, administrative and professional fees	33,297	35,421	112,494	111,334
Loss (gain) on extinguishment of debt, net	612	574	(6,189)	581
Transaction expenses and deal costs	7,125	4,782	11,580	37,852
Allowance on loans receivable and investments	(66)	(63)	(20,195)	(179)
Gain on foreclosure of real estate	—	—	(29,127)	—
Other	9,432	9,162	(765)	30,088
Total expenses	1,226,645	1,042,346	3,336,082	3,088,833
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(76,813)	(5,070)	(2,647)	(11,065)
(Loss) income from unconsolidated entities	(5,119)	1,970	20,512	(3,346)
Gain on real estate dispositions	10,711	136	22,317	2,557
Income tax benefit	1,662	6,027	14,237	14,307
(Loss) income from continuing operations	(69,559)	3,063	54,419	2,453
Net (loss) income	(69,559)	3,063	54,419	2,453
Net income attributable to noncontrolling interests	1,565	1,807	4,573	4,881
Net (loss) income attributable to common stockholders	$(71,124)	$1,256	$49,846	$(2,428)
Earnings per common share
Basic:
(Loss) income from continuing operations	$(0.17)	$0.01	$0.14	$0.01
Net (loss) income attributable to common stockholders	(0.18)	—	0.12	(0.01)
Diluted:[1]
(Loss) income from continuing operations	$(0.17)	$0.01	$0.13	$0.01
Net (loss) income attributable to common stockholders	(0.18)	—	0.12	(0.01)
______________________________
1 Potential common shares are not included in the computation of diluted earnings per share (“EPS”) when a loss from continuing operations exists as the effect would be an antidilutive per share amount.
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(69,559)	$3,063	$54,419	$2,453
Other comprehensive income:
Foreign currency translation (loss) income	(2,858)	(3,685)	2,922	(24,427)
Unrealized loss on available for sale securities	—	(1,252)	—	(3,371)
Unrealized gain on derivative instruments	10,042	7,870	29,241	41,013
Total other comprehensive income	7,184	2,933	32,163	13,215
Comprehensive (loss) income	(62,375)	5,996	86,582	15,668
Comprehensive income (loss) attributable to noncontrolling interests	379	(4,308)	6,118	885
Comprehensive (loss) income attributable to common stockholders	$(62,754)	$10,304	$80,464	$14,783

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2023 and 2022
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30, 2023
2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2023	$100,206	$15,584,858	$(14,552)	$(5,688,499)	$(13,631)	$9,968,382	$60,062	$10,028,444
Net (loss) income	—	—	—	(71,124)	—	(71,124)	1,565	(69,559)
Other comprehensive income (loss)	—	—	8,370	—	—	8,370	(1,186)	7,184
Net change in noncontrolling interests	—	(6,637)	—	—	—	(6,637)	(3,881)	(10,518)
Dividends to common stockholders—$0.45 per share	—	9	—	(181,680)	—	(181,671)	—	(181,671)
Issuance of common stock for stock plans, restricted stock grants and other	441	87,998	—	—	(3)	88,436	—	88,436
Adjust redeemable OP unitholder interests to current fair value	—	11,785	—	—	—	11,785	—	11,785
Redemption of OP Units	—	18	—	—	—	18	—	18
Balance at September 30, 2023	$100,647	$15,678,031	$(6,182)	$(5,941,303)	$(13,634)	$9,817,559	$56,560	$9,874,119

	For the Three Months Ended September 30, 2022
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2022	$99,913	$15,514,015	$(56,355)	$(5,044,569)	$(408)	$10,512,596	$90,798	$10,603,394
Net income	—	—	—	1,256	—	1,256	1,807	3,063
Other comprehensive income (loss)	—	—	9,046	—	—	9,046	(6,113)	2,933
Net change in noncontrolling interests	—	(14,645)	—	—	—	(14,645)	(15,939)	(30,584)
Dividends to common stockholders—$0.45 per share	—	—	—	(180,589)	—	(180,589)	—	(180,589)
Issuance of common stock for stock plans, restricted stock grants and other	1	6,101	—	—	(139)	5,963	—	5,963
Adjust redeemable OP unitholder interests to current fair value	—	27,746	—	—	—	27,746	—	27,746
Redemption of OP Units	—	(14)	—	—	—	(14)	—	(14)
Balance at September 30, 2022	$99,914	$15,533,203	$(47,309)	$(5,223,902)	$(547)	$10,361,359	$70,553	$10,431,912

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended September 30, 2023
2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$99,912	$15,539,777	$(36,800)	$(5,449,385)	$(536)	$10,152,968	$68,709	$10,221,677
Net income	—	—	—	49,846	—	49,846	4,573	54,419
Other comprehensive income	—	—	30,618	—	—	30,618	1,545	32,163
Net change in noncontrolling interests	—	(1,781)	—	—	—	(1,781)	(18,267)	(20,048)
Dividends to common stockholders—$1.35 per share	—	19	—	(541,764)	—	(541,745)	—	(541,745)
Issuance of common stock for stock plans, restricted stock grants and other	735	136,215	—	—	(13,098)	123,852	—	123,852
Adjust redeemable OP unitholder interests to current fair value	—	3,852	—	—	—	3,852	—	3,852
Redemption of OP Units	—	(51)	—	—	—	(51)	—	(51)
Balance at September 30, 2023	$100,647	$15,678,031	$(6,182)	$(5,941,303)	$(13,634)	$9,817,559	$56,560	$9,874,119

	For the Nine Months Ended September 30, 2022
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$99,838	$15,498,956	$(64,520)	$(4,679,889)	$—	$10,854,385	$91,375	$10,945,760
Net (loss) income	—	—	—	(2,428)	—	(2,428)	4,881	2,453
Other comprehensive income (loss)	—	—	17,211	—	—	17,211	(3,996)	13,215
Net change in noncontrolling interests	—	(21,166)	—	—	—	(21,166)	(21,707)	(42,873)
Dividends to common stockholders—$1.35 per share	—	—	—	(541,585)	—	(541,585)	—	(541,585)
Issuance of common stock for stock plans, restricted stock grants and other	76	31,273	—	—	(547)	30,802	—	30,802
Adjust redeemable OP unitholder interests to current fair value	—	24,154	—	—	—	24,154	—	24,154
Redemption of OP Units	—	(14)	—	—	—	(14)	—	(14)
Balance at September 30, 2022	$99,914	$15,533,203	$(47,309)	$(5,223,902)	$(547)	$10,361,359	$70,553	$10,431,912

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$54,419	$2,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	957,185	873,620
Amortization of deferred revenue and lease intangibles, net	(44,543)	(48,462)
Other non-cash amortization	15,499	9,483
Allowance on loans receivable and investments	(20,195)	(179)
Stock-based compensation	25,298	28,786
Straight-lining of rental income	(4,425)	(10,131)
(Gain) loss on extinguishment of debt, net	(6,189)	581
Gain on real estate dispositions	(22,317)	(2,557)
Income tax benefit	(19,230)	(16,961)
(Gain) loss and other from unconsolidated entities	(20,512)	3,352
Gain on foreclosure of real estate	(29,127)	—
Distributions from unconsolidated entities	12,953	15,467
Other	(15,777)	36,422
Changes in operating assets and liabilities:
Increase in other assets	(55,339)	(53,433)
Increase (decrease) in accrued interest	3,775	(12,772)
Increase in accounts payable and other liabilities	9,314	27,241
Net cash provided by operating activities	840,789	852,910
Cash flows from investing activities:
Net investment in real estate property	(4,625)	(439,299)
Investment in loans receivable	(883)	(5,337)
Proceeds from real estate disposals	167,296	12,481
Proceeds from loans receivable	44,036	692
Proceeds from sale of interest in unconsolidated entities	50,054	—
Net cash assumed in foreclosure of real estate	11,615	—
Development project expenditures	(239,639)	(126,988)
Capital expenditures	(160,369)	(154,761)
Distributions from unconsolidated entities	74,670	28,311
Investment in unconsolidated entities	(97,989)	(50,402)
Insurance proceeds for property damage claims	14,446	9,982
Net cash used in investing activities	(141,388)	(725,321)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	6,169	(19,442)
Net change in borrowings under commercial paper program	(402,354)	97,066
Proceeds from debt	2,404,069	888,927
Repayment of debt	(1,891,003)	(513,606)
Purchase of noncontrolling interests	(110)	(170)
Payment of deferred financing costs	(39,225)	(7,664)
Issuance of common stock, net	108,455	—
Cash distribution to common stockholders	(542,236)	(540,205)
Cash distribution to redeemable OP unitholders	(4,642)	(4,732)
Cash issued for redemption of OP Units	(845)	(328)
Contributions from noncontrolling interests	11,187	51
Distributions to noncontrolling interests	(20,867)	(27,152)
Proceeds from stock option exercises	1,736	8,691
Other	(8,628)	(6,392)
Net cash used in financing activities	(378,294)	(124,956)
Net increase in cash, cash equivalents and restricted cash	321,107	2,633
Effect of foreign currency translation	(106)	(3,592)
Cash, cash equivalents and restricted cash at beginning of period	170,745	196,597
Cash, cash equivalents and restricted cash at end of period	$491,746	$195,638

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$—	$16,599
Other assets	7,873	856
Other liabilities	9,000	7,747
Deferred income tax liability	12,382	960
Noncontrolling interests	—	3,351
Settlement of loan receivable	486,082	—
Real estate received in settlement of loan receivable	1,566,395	—
Assumption of debt related to real estate owned	1,016,804	—
Investment in unconsolidated entities	—	8,100

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms), an S&P 500 company, is a real estate investment trust (“REIT”) operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, outpatient medical buildings, research centers, hospitals and other healthcare facilities, which we generally refer to collectively as “healthcare real estate,” located throughout the United States, Canada and the United Kingdom. As of September 30, 2023, we owned or had investments in approximately 1,400 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly-owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio, which we also refer to as “SHOP” and which was formerly known as senior living operations, and outpatient medical and research portfolio, which was formerly known as office operations. See “Note 2 – Accounting Policies” and “Note 15 – Segment Information.” Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by third-party managers, in which case they are included in our SHOP reportable business segment.

As of September 30, 2023, we leased a total of 335 properties (excluding properties within our outpatient medical and research portfolio reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties (including 19 outpatient medical buildings) and 29 properties, respectively, as of September 30, 2023.

As of September 30, 2023, pursuant to long-term management agreements, we engaged operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 594 senior housing communities.

As of September 30, 2023, we owned or had investments in a total of 461 properties in our outpatient medical and research portfolio reportable business segment. These properties generally consist of outpatient medical buildings that are predominantly located on or contiguous to a health system campus and research properties that are affiliated with and often located on or contiguous to a university or academic medical campus. Through our Lillibridge Healthcare Services, Inc. subsidiary and our ownership interest in PMB Real Estate Services LLC, we also provide outpatient medical building management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

	As of September 30, 2023		As of December 31, 2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$755,811	$260,651	$741,890	$252,518
Fonds Immobilier Groupe Maurice, S.E.C.	1,952,453	1,177,733	1,957,075	1,170,928
Other identified VIEs	1,719,853	366,903	1,699,949	333,185
Tax credit VIEs	118,994	14,158	128,240	16,767

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and nine months ended September 30, 2023, we did not receive any HHS grants. During the three and nine months ended September 30, 2022, we received $20.2 million and $54.2 million, respectively, in HHS grants in connection with our applications and recognized these grants within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2023, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 23.6%, 9.3%, 7.6%, 5.1% and 0.8%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2023). Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale Senior Living, Ardent and Kindred.

Based on gross book value, approximately 10.6% and 55.0% of our consolidated real estate investments were senior housing communities included in the triple-net leased properties and SHOP reportable business segments, respectively (excluding properties classified as held for sale as of September 30, 2023). Outpatient medical buildings, research centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems, skilled nursing facilities (“SNFs”) and secured loans receivable and investments collectively comprised the remaining 34.4%. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of September 30, 2023, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and net operating income (“NOI,” which is defined as total revenues, less interest and other income, property-level operating expenses and third party capital management expenses) for each of the three months ended September 30, 2023 and 2022. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Triple-Net Leased Properties

The properties we triple-net leased to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of total revenues and total NOI for the three months ended September 30, 2023 and 2022. The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Three Months Ended September 30,
	2023	2022
Contribution as a Percentage of Total Revenues (1):
Brookdale Senior Living	3.3%	3.6%
Ardent	2.9	3.1
Kindred	2.9	3.3
Contribution as a Percentage of Total NOI (2):
Brookdale Senior Living	7.6%	8.0%
Ardent	6.8	7.0
Kindred	6.8	7.4
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

Kindred Lease

As of September 30, 2023, we leased 29 properties to Kindred pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Kindred Lease”). As of September 30, 2023, the Kindred Lease represented approximately 6.8% of the Company’s Total NOI.

Pursuant to the Kindred Lease, the 29 properties are divided into two groups. The first group is composed of 6 properties (“Group 1”) and the second group is composed of 23 properties (“Group 2”). The existing term of the Kindred Lease expires on April 30, 2028 for Group 1 and April 30, 2025 for Group 2. Kindred has the option to renew the Kindred Lease for the Group 1 properties for two 5-year extensions at the greater of escalated rent and fair market rent by providing written notice no later than one year prior to the applicable expiration date. Kindred currently has the option to renew the Kindred Lease for the Group 2 properties for one 5-year extension by providing written notice to us before May 1, 2024. The Kindred Lease is guaranteed by a parent company.

The COVID-19 pandemic led to elevated volumes and financial performance at the properties. As the pandemic receded, the financial performance has declined, largely driven by significantly elevated labor expense, including contract labor, and lower volumes. While we believe that Kindred has taken and is taking targeted actions to attempt to improve the performance of the properties, there can be no assurance that Kindred will be able to do so. See also “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations”, “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale Senior Living, Ardent, Kindred, Atria and Sunrise” and “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Housing Operating Portfolio

As of September 30, 2023, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 313 of our 583 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

As of September 30, 2023, Atria and its subsidiaries, including Holiday, managed a pool of 221 senior housing communities for Ventas. Ventas has the right to terminate the management contract for 70 of the communities on short notice.

As of September 30, 2023, Sunrise managed 92 communities for Ventas pursuant to multiple management agreements (collectively, the “Sunrise Management Agreements”). Our Sunrise Management Agreements have initial terms expiring between 2035 and 2040. Ventas has the ability to terminate some or all of the Sunrise Management Agreements under certain circumstances.

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

NOTE 4—DISPOSITIONS AND IMPAIRMENTS

2023 Activity

During the nine months ended September 30, 2023, we sold seven senior housing communities (four of which were vacant), five outpatient medical buildings, two research centers, nine triple-net leased properties (two of which were vacant) and one land parcel for aggregate consideration of $167.3 million and recognized a gain on the sale of these assets of $22.3 million in our Consolidated Statements of Income.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties (dollars in thousands):

	As of September 30, 2023			As of December 31, 2022
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	7	$41,108	$4,435	3	$44,852	$5,675
Outpatient Medical and Research Portfolio (1)	1	1,393	520	—	41	817
Triple-net leased properties	1	690	143	—	—	—
Total	9	$43,191	$5,098	3	$44,893	$6,492
______________________________
(1)Balances as of December 31, 2022 primarily relate to sold assets that will be settled post close.

Real Estate Impairments

We recognized impairments of $72.7 million and $28.1 million for the three months ended September 30, 2023 and 2022, respectively, and $92.0 million and $55.0 million for the nine months ended September 30, 2023 and 2022, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the future cash flows of the impaired assets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of September 30, 2023 and December 31, 2022, we had $52.4 million and $561.4 million, respectively, of loans receivable and investments, net of allowance, relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of September 30, 2023:
Secured/mortgage loans and other, net (1)	$27,823	$—	$27,823	$27,853
Non-mortgage loans receivable, net (2)	29,012	(4,425)	24,587	23,396
Total loans receivable and investments, net	$56,835	$(4,425)	$52,410	$51,249
As of December 31, 2022:
Secured/mortgage loans and other, net (3)	$513,669	$(20,000)	$493,669	$493,627
Government-sponsored pooled loan investments, net (4)	43,406	—	43,406	43,406
Total investments reported as secured loans receivable and investments, net	557,075	(20,000)	537,075	537,033
Non-mortgage loans receivable, net (2)	28,959	(4,621)	24,338	23,416
Total loans receivable and investments, net	$586,034	$(24,621)	$561,413	$560,449
______________________________
(1)Investments have contractual maturities in 2024 and 2027.
(2)Included in other assets on our Consolidated Balance Sheets.
(3)Includes the Company’s cash-pay non-recourse mezzanine loan to Santerre Health Investors (the “Santerre Mezzanine Loan”), which was no longer outstanding as of September 30, 2023. Other included investments have contractual maturities in 2024 and 2027.
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

As of December 31, 2022, we recognized a $20.0 million allowance on the Santerre Mezzanine Loan in our Consolidated Statements of Income. The allowance for the Santerre Mezzanine Loan was calculated using the “current expected credit loss”, or “CECL”, model, which considers relevant information about past events, current conditions and reasonable and supportable forecasts to estimate expected losses as of the most recent balance sheet date. During the nine months ended September 30, 2023, we reversed the $20.0 million allowance and recognized a gain on foreclosure of real estate of $29.1 million in our Consolidated Statements of Income. The gain is the fair value of the properties that secured the Santerre Mezzanine Loan, less the fair value of the CHC Mortgage Loan, less the principal amount of the Santerre Mezzanine Loan on May 1, 2023 (after the reversal of previously recorded allowances), and net of non-real estate assets and liabilities and transaction costs. For additional information, see “Note 10 – Fair Value Measurements”.

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

Below is a summary of our investments in unconsolidated real estate entities as of September 30, 2023 and December 31, 2022, respectively (dollars in thousands):

	Ownership as of (1)		Carrying Amount as of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Investments in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	20.6%	21.0%	$268,514	$263,979
Pension Fund Joint Venture	23.6%	22.9%	27,052	25,028
Research & Innovation Development Joint Venture	51.4%	51.0%	260,526	284,962
Ventas Investment Management platform			556,092	573,969
Atrium Health & Wake Forest Joint Venture	48.5%	48.5%	22,443	5,403
All other (2)	34.0%-37.5%	34.0%-37.5%	637	577
Total investments in unconsolidated real estate entities			$579,172	$579,949
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
(2)     Includes investments in parking structures and other de minimis investments in unconsolidated real estate entities. The balance as of September 30, 2023 includes investments in unconsolidated real estate entities that are recorded in accounts payable and other liabilities on our Consolidated Balance Sheets.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.6 million and $4.2 million for the three months ended September 30, 2023 and 2022, respectively, and $10.9 million and $11.5 million for the nine months ended September 30, 2023 and 2022, respectively. Such amounts are included in third party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within other assets on our Consolidated Balance Sheets. Our 34% ownership interest in Atria entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of September 30, 2023, we held a 7.5% ownership interest in Ardent, which entitles us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors. In May 2023, we sold approximately 24% of our ownership interest in Ardent to a third-party investor for $50.1 million in total proceeds. As a result of the sale, we recognized $33.5 million of gain for the nine months ended September 30, 2023 in income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent was reduced from 9.8% to 7.5%.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of September 30, 2023		As of December 31, 2022
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$136,506	5.1	$129,038	5.4
In-place and other lease intangibles (2)	1,333,492	7.7	1,217,152	8.0
Goodwill	1,044,536	N/A	1,044,415	N/A
Other intangibles (2)	34,400	5.0	34,404	5.6
Accumulated amortization	(1,163,233)	N/A	(1,061,305)	N/A
Net intangible assets	$1,385,701	7.5	$1,363,704	7.8
Intangible liabilities:
Below-market lease intangibles (1)	$330,143	8.0	$333,672	8.6
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(259,958)	N/A	(258,639)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$87,251	8.0	$92,099	8.6
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

NOTE 8—OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of September 30, 2023	As of December 31, 2022
Straight-line rent receivables	$192,137	$187,536
Deferred lease costs	112,194	101,185
Non-mortgage loans receivable, net	24,587	24,338
Stock warrants	34,906	23,621
Other intangibles, net	5,774	6,393
Investment in unconsolidated operating entities	80,039	95,363
Other	234,558	171,387
Total other assets	$684,195	$609,823

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of September 30, 2023	As of December 31, 2022
Unsecured revolving credit facility (1)(2)	$31,677	$25,230
Commercial paper notes	—	403,000
2.55% Senior Notes, Series D due 2023 (2)	—	202,967
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	120,242	184,515
2.80% Senior Notes, Series E due 2024 (2)	53,795	442,837
Unsecured term loan due 2025 (2)	368,270	369,031
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.75% Exchangeable Senior Notes due 2026	862,500	—
Unsecured term loan due February 2027	200,000	—
Unsecured term loan due June 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	349,856	350,579
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	441,924	—
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	220,962	221,419
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	3,106,323	2,436,443
Total	13,479,362	12,361,244
Deferred financing costs, net	(87,172)	(63,410)
Unamortized fair value adjustment	17,547	23,535
Unamortized discounts	(21,239)	(24,589)
Senior notes payable and other debt	$13,388,498	$12,296,780
______________________________
(1)As of September 30, 2023 and December 31, 2022, respectively, $12.5 million and $3.7 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $19.2 million and $21.5 million were denominated in British pounds as of September 30, 2023 and December 31, 2022, respectively.
(2)British Pound and Canadian Dollar debt obligations shown in US Dollars.
(3)Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2037, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7, 2028.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

We have a $2.75 billion unsecured revolving credit facility priced at SOFR plus 0.925%, which is subject to adjustment based on the Company’s debt ratings. The unsecured revolving credit facility matures in January 2025, but may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Our unsecured revolving credit facility imposed certain customary restrictions on us, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; (viii) agreements limiting certain liens; and (ix) the maintenance of certain consolidated total leverage, secured debt leverage, unsecured debt leverage and fixed charge coverage ratios and minimum consolidated adjusted net worth, and contains customary events of default.

As of September 30, 2023, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $31.7 million outstanding and an additional $1.2 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

As of September 30, 2023, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $15.0 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2023, we had no borrowings outstanding under our commercial paper program.

Ventas Realty has a $500.0 million unsecured term loan priced at Term SOFR plus 0.95%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas, Inc. It matures in June 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

On September 6, 2023, Ventas Realty entered into a $200.0 million unsecured term loan priced at SOFR plus 0.95%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas, Inc. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of September 30, 2023, Ventas Canada Finance Limited, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as borrowers, had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in January 2025.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. The net proceeds from the Exchangeable Notes were primarily used to repay the CHC Mortgage Loan. As of September 30, 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As a result of the tender offers, we recognized a gain on extinguishment of debt of $8.3 million in our Consolidated Statements of Income for the nine months ended September 30, 2023.

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

In August 2023, we repaid the remaining balance of the CHC Mortgage Loan of $360.2 million at which time the CHC Mortgage Loan was no longer outstanding.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2023, we entered into a $426.8 million fixed rate mortgage loan, which accrues interest at 5.91%, matures in 2033 and is secured by 19 SHOP communities in the United States. In October 2023, we purchased a $32.0 million tranche of this Company indebtedness at a discounted price, reducing the net effective interest rate of the mortgage loan to 5.60% and the net amount of the mortgage loan to $394.8 million.

As of September 30, 2023, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
2023	$69,697	$—	$14,068	$83,765
2024	1,226,139	—	49,573	1,275,712
2025	2,064,351	31,677	44,432	2,140,460
2026	1,911,778	—	38,272	1,950,050
2027	1,542,951	—	38,051	1,581,002
Thereafter	6,295,814	—	152,559	6,448,373
Total maturities	$13,110,730	$31,677	$336,955	$13,479,362

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

As of September 30, 2023, our variable rate debt obligations of $1.1 billion reflect, in part, the effect of $143.7 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt.

As of September 30, 2023, our fixed rate debt obligations of $12.4 billion reflect, in part, the effect of $537.2 million and C$561.3 million notional amount of interest rate swaps with maturities ranging from October 2023 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

2023 Activity

In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in June 2027, replacing a $200.0 million notional swap that matured in January 2023. The swap instruments are designated as cash flow hedges.

In March 2023, in connection with our new C$271.8 million mortgage loan, we entered into an interest rate swap totaling a notional amount of C$271.8 million with a maturity of March 14, 2028 that effectively converts CDOR-based floating rate debt to fixed rate debt.

In March and April 2023, we entered into a total of $250.0 million aggregate forward starting swaps with a ten-year weighted average rate of 3.37%. In July 2023, we terminated the above-mentioned forward starting swaps in conjunction with the issuance of the $426.8 million fixed rate mortgage loan due in 2033.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$433,937	$433,937	$122,564	$122,564
Escrow deposits and restricted cash (1)	57,809	57,809	48,181	48,181
Stock warrants (3)(5)	34,906	34,906	23,621	23,621
Secured mortgage loans and other, net (3)(4)	27,823	27,853	493,669	493,627
Non-mortgage loans receivable, net (3)(4)(5)	24,587	23,396	24,338	23,416
Government-sponsored pooled loan investments, net (3)	—	—	43,406	43,406
Derivative instruments (3)(5)	48,713	48,713	24,316	24,316
Liabilities:
Senior notes payable and other debt, gross (3)(4)	13,479,362	12,503,789	12,361,244	11,493,824
Derivative instruments (3)(6)	44	44	145	145
Redeemable OP Units (2)	153,351	153,351	162,663	162,663
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The fair value of the collateral received in connection with the equitization of the Santerre Mezzanine Loan on May 1, 2023 was determined using fair value determinations within Level 1, 2 and 3 of the fair value hierarchy. The fair value of the non-real estate assets and liabilities was based on their cost, given the short term nature of those balances and because cost was the best information available, which reside within Level 1 of the fair value hierarchy. The fair value of the CHC Mortgage Loan, which approximates par, was based on the absence of recent underlying trading activity, consideration of the near-term maturity date and adjustments for the credit-worthiness of the borrower, which reside within Level 2 of the fair value hierarchy.

The fair value of the real estate properties that secured the Santerre Mezzanine Loan of $1.566 billion (net of $31.8 million of capital expenditures) on May 1, 2023 was determined using unobservable inputs primarily within Level 3 of the fair value hierarchy. For SHOP and outpatient medical properties, fair value was based on either an income or market approach that took into account unobservable inputs such as direct capitalization rates, estimated NOI, market rents, costs per unit, replacement cost and estimates of future cash flows, which are based on a number of factors including historical operating results, known trends and market and economic conditions. For the majority of the SHOP properties, fair value was based on an income approach with significant unobservable inputs that included an average direct capitalization rate of 6.8% on estimated expected stabilized NOI, adjusted based on cost per unit in certain cases. For the majority of the outpatient medical properties, fair value was based on an income approach with significant unobservable inputs that included an average direct capitalization rate of 6.7% on estimated expected stabilized NOI, adjusted based on cost per square foot in certain cases. For triple-net leased properties, fair value was primarily based on an average estimated per bed value by property by state of $88,000, which was determined based on an assessment of recent transactions adjusted for property, operator and other characteristics such as contractual rent, tenant payment history, underlying operating trends, reimbursement rates and other market data.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the nine months ended September 30, 2023, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended September 30, 2023 and 2022 was a benefit of $1.7 million and a benefit of $6.0 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2023 and 2022 was a benefit of $14.2 million and a benefit of $14.3 million, respectively. The income tax benefit for the three and nine months ended September 30, 2023 was primarily due to losses in certain of our TRS entities and a $8.0 million benefit from internal restructurings of U.S. TRS entities. The income tax benefit for the three and nine months ended September 30, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. TRS.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $26.1 million and $35.6 million as of September 30, 2023 and December 31, 2022, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $7.2 million and $10.5 million as of September 30, 2023 and December 31, 2022, respectively, and related primarily to loss carryforwards.

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

NOTE 13—STOCKHOLDERS' EQUITY

Capital Stock

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. During the three months ended September 30, 2023, we sold 1.8 million shares of our common stock under our ATM program for gross proceeds of $84.8 million, representing an average price of $48.19 per share. During the nine months ended September 30, 2023, we sold 2.3 million shares of our common stock under our ATM program for gross proceeds of $110.4 million, representing an average price of $47.89 per share. As of September 30, 2023, the remaining amount available under our ATM program for future sales of common stock was $889.6 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of September 30, 2023	As of December 31, 2022
Foreign currency translation loss	$(57,252)	$(60,364)
Unrealized gain on derivative instruments	51,070	23,564
Total accumulated other comprehensive loss	$(6,182)	$(36,800)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(69,559)	$3,063	$54,419	$2,453
Net (loss) income	(69,559)	3,063	54,419	2,453
Net income attributable to noncontrolling interests	1,565	1,807	4,573	4,881
Net (loss) income attributable to common stockholders	$(71,124)	$1,256	$49,846	$(2,428)
Denominator:
Denominator for basic earnings per share—weighted average shares	402,859	399,646	401,424	399,513
Effect of dilutive securities:
Stock options	—	—	—	11
Restricted stock awards	327	381	268	390
OP unitholder interests	3,469	3,516	3,474	3,517
Denominator for diluted earnings per share—adjusted weighted average shares	406,655	403,543	405,166	403,431
Basic earnings per share:
(Loss) income from continuing operations	$(0.17)	$0.01	$0.14	$0.01
Net (loss) income attributable to common stockholders	(0.18)	0.00	0.12	(0.01)
Diluted earnings per share: (1)
(Loss) income from continuing operations	$(0.17)	$0.01	$0.13	$0.01
Net (loss) income attributable to common stockholders	(0.18)	0.00	0.12	(0.01)
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the three and nine months ended September 30, 2023 is used as the basis for determining the dilutive effect on earnings per share. The average price of our common stock for each of the three and nine months ended September 30, 2023 was less than the initial exchange price of $54.81 and, therefore, all associated shares were antidilutive.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15—SEGMENT INFORMATION

As of September 30, 2023, we operated through three reportable business segments: triple-net leased properties, SHOP and outpatient medical and research portfolio. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage operators, such as Atria and Sunrise, to manage those communities. In our outpatient medical and research portfolio reportable business segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Three Months Ended September 30, 2023
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$226,326	$159,812	$—	$386,138
Resident fees and services	754,417	—	—	—	754,417
Third party capital management revenues	—	662	—	4,653	5,315
Income from loans and investments	—	—	—	1,208	1,208
Interest and other income	—	—	—	2,754	2,754
Total revenues	$754,417	$226,988	$159,812	$8,615	$1,149,832

Total revenues	$754,417	$226,988	$159,812	$8,615	$1,149,832
Less:
Interest and other income	—	—	—	2,754	2,754
Property-level operating expenses	573,715	78,915	3,847	—	656,477
Third party capital management expenses	—	—	—	1,472	1,472
NOI	$180,702	$148,073	$155,965	$4,389	489,129
Interest and other income					2,754
Interest expense					(147,919)
Depreciation and amortization					(370,377)
General, administrative and professional fees					(33,297)
Loss on extinguishment of debt, net					(612)
Transaction expenses and deal costs					(7,125)
Allowance on loans receivable and investments					66
Other					(9,432)
Loss from unconsolidated entities					(5,119)
Gain on real estate dispositions					10,711
Income tax benefit					1,662
Loss from continuing operations					(69,559)
Net loss					(69,559)
Net income attributable to noncontrolling interests					1,565
Net loss attributable to common stockholders					$(71,124)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30, 2022
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$200,867	$150,115	$—	$350,982
Resident fees and services	668,583	—	—	—	668,583
Third party capital management revenues	—	547	—	4,003	4,550
Income from loans and investments	—	—	—	12,672	12,672
Interest and other income	—	—	—	489	489
Total revenues	$668,583	$201,414	$150,115	$17,164	$1,037,276

Total revenues	$668,583	$201,414	$150,115	$17,164	$1,037,276
Less:
Interest and other income	—	—	—	489	489
Property-level operating expenses	499,972	66,098	3,756	—	569,826
Third party capital management expenses	—	—	—	1,750	1,750
NOI	$168,611	$135,316	$146,359	$14,925	465,211
Interest and other income					489
Interest expense					(119,413)
Depreciation and amortization					(301,481)
General, administrative and professional fees					(35,421)
Loss on extinguishment of debt, net					(574)
Transaction expenses and deal costs					(4,782)
Allowance on loans receivable and investments					63
Other					(9,162)
Income from unconsolidated entities					1,970
Gain on real estate dispositions					136
Income tax benefit					6,027
Income from continuing operations					3,063
Net income					3,063
Net income attributable to noncontrolling interests					1,807
Net income attributable to common stockholders					$1,256

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30, 2023
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$645,137	$463,906	$—	$1,109,043
Resident fees and services	2,184,024	—	—	—	2,184,024
Third party capital management revenues	—	1,849	—	11,639	13,488
Income from loans and investments	—	—	—	21,351	21,351
Interest and other income	—	—	—	5,529	5,529
Total revenues	$2,184,024	$646,986	$463,906	$38,519	$3,333,435

Total revenues	$2,184,024	$646,986	$463,906	$38,519	$3,333,435
Less:
Interest and other income	—	—	—	5,529	5,529
Property-level operating expenses	1,658,047	217,999	11,180	—	1,887,226
Third party capital management expenses	—	—	—	4,614	4,614
NOI	$525,977	$428,987	$452,726	$28,376	1,436,066
Interest and other income					5,529
Interest expense					(419,259)
Depreciation and amortization					(957,185)
General, administrative and professional fees					(112,494)
Gain on extinguishment of debt, net					6,189
Transaction expenses and deal costs					(11,580)
Allowance on loans receivable and investments					20,195
Gain on foreclosure of real estate					29,127
Other					765
Income from unconsolidated entities					20,512
Gain on real estate dispositions					22,317
Income tax benefit					14,237
Income from continuing operations					54,419
Net income					54,419
Net income attributable to noncontrolling interests					4,573
Net income attributable to common stockholders					$49,846

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30, 2022
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$600,648	$451,073	$—	$1,051,721
Resident fees and services	1,977,760	—	—	—	1,977,760
Third party capital management revenues	—	1,834	—	10,991	12,825
Income from loans and investments	—	—	—	33,271	33,271
Interest and other income	—	—	—	2,191	2,191
Total revenues	$1,977,760	$602,482	$451,073	$46,453	$3,077,768

Total revenues	$1,977,760	$602,482	$451,073	$46,453	$3,077,768
Less:
Interest and other income	—	—	—	2,191	2,191
Property-level operating expenses	1,482,948	192,609	11,349	—	1,686,906
Third party capital management expenses	—	—	—	4,473	4,473
NOI	$494,812	$409,873	$439,724	$39,789	1,384,198
Interest and other income					2,191
Interest expense					(344,158)
Depreciation and amortization					(873,620)
General, administrative and professional fees					(111,334)
Loss on extinguishment of debt, net					(581)
Transaction expenses and deal costs					(37,852)
Allowance on loans receivable and investments					179
Other					(30,088)
Loss from unconsolidated entities					(3,346)
Gain on real estate dispositions					2,557
Income tax benefit					14,307
Income from continuing operations					2,453
Net income					2,453
Net income attributable to noncontrolling interests					4,881
Net loss attributable to common stockholders					$(2,428)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Capital Expenditures:
SHOP	$99,115	$114,453	$254,795	$313,396
Outpatient medical and research portfolio	62,455	44,150	143,073	403,976
Triple-net leased properties	1,006	1,268	6,765	3,676
Total capital expenditures	$162,576	$159,871	$404,633	$721,048

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
United States	$1,025,544	$918,106	$2,967,419	$2,719,097
Canada	116,926	112,550	344,372	337,503
United Kingdom	7,362	6,620	21,644	21,168
Total revenues	$1,149,832	$1,037,276	$3,333,435	$3,077,768

	As of September 30, 2023	As of December 31, 2022
Net Real Estate Property:
United States	$19,110,447	$18,168,224
Canada	2,775,041	2,782,350
United Kingdom	203,293	209,876
Total net real estate property	$22,088,781	$21,160,450

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

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) the impact and extended consequences of the COVID-19 pandemic and other viruses and infections, such as flu and respiratory syncytial virus, on our revenue, level of profitability, liquidity and overall risk exposure and the implementation and impact of regulations related to the CARES Act and other stimulus legislation and any future COVID-19 relief measures, including the risk that some or all of the CARES Act or other COVID-19 relief payments we or our tenants, managers or borrowers received could be recouped; (b) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our completed or anticipated acquisitions and investments, including our ownership of the properties that previously supported our cash-pay non-recourse mezzanine loan to Santerre Health Investors; (c) our exposure and the exposure of our tenants, managers and borrowers to complex healthcare and other regulation and the challenges and expense associated with complying with such regulation; (d) the potential for significant general and commercial claims, legal actions, regulatory proceedings or enforcement actions that could subject us or our tenants, managers or borrowers to increased operating costs, uninsured liabilities fines or significant operational limitations, including the loss or suspension of or moratoriums on accreditations, licenses or certificates of need, suspension of new admissions, suspension, decertification or exclusion from federal, state or foreign healthcare programs or the closure of facilities or communities; (e) the impact of market and general economic conditions on us and our tenants, managers and borrowers, including economic and financial market events, such as bank failures and other events affecting financial institutions, market volatility, increases in inflation, changes in interest rates and exchange rates, tightening of lending standards and reduced availability of credit or capital, geopolitical conditions, supply chain pressures, rising labor costs and historically low unemployment, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public and private capital markets; (f) our reliance and the reliance of our tenants, managers and borrowers on the financial, credit and capital markets and the risk that those markets may be disrupted or become constrained, including as a result of bank failures or concerns or rumors about such events, tightening of lending standards and reduced availability of credit or capital; (g) our ability, and the ability of our tenants, managers and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate; (h) the risk of bankruptcy, inability to obtain benefits from governmental programs, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors which may, among other things, have an adverse impact on the ability of such parties to pay obligations due to us or our financial results and financial condition; (i) the risk that the borrowers under our loans or other investments default or that, to the extent we are able to foreclose or otherwise acquire the collateral securing our loans or other investments, we will be required to incur additional expense or indebtedness in connection therewith, that the assets will underperform expectations or that we may not be able to subsequently dispose of all or part of such assets on favorable terms; (j) the recognition of reserves, allowances, credit losses or impairment charges are inherently uncertain, may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets, which could have an adverse impact on our results of operations and financial condition; (k) the non-renewal of any leases or management agreement or defaults by tenants or managers thereunder and the risk of our inability to replace those tenants or managers on favorable terms, if at all; (l) our ability to identify and consummate future investments in or dispositions of healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests, including our ability to dispose of such assets on favorable terms as a result of rights of first offer or rights of first refusal in favor of third parties; (m) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising interest rates, labor conditions and supply chain pressures; (n) our ability to attract and retain talented employees; (o) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply with such requirements; (p) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, managers or borrowers; (q) increases in our borrowing costs as a result of becoming more leveraged, including in connection with acquisitions or other investment activity and rising interest rates; (r) our reliance on third parties to operate a majority of our assets and our limited control and influence over such operations and results; (s) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (t) the availability, adequacy and pricing of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (u) the occurrence of cyber incidents that could disrupt our operations, result in the loss of confidential information or damage our business relationships and reputation; (v) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, managers or borrowers; (w) disruptions to the management and operations of our business and the uncertainties caused by activist investors; (x) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change; (y) the risk of potential dilution resulting from future sales or issuances of our equity securities; and (z) the other factors set forth in our periodic filings with the Securities and Exchange Commission.

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

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a highly diversified portfolio of senior housing communities, outpatient medical buildings, research centers, hospitals and other healthcare facilities, which we generally refer to collectively as “healthcare real estate,” located throughout the United States, Canada, and the United Kingdom. As of September 30, 2023, we owned or had investments in approximately 1,400 properties (including properties classified as held for sale). Our company was originally founded in 1983 and is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We primarily invest in a diversified portfolio of healthcare real estate assets through wholly-owned subsidiaries and other co-investment entities. We operate through three reportable business segments: triple-net leased properties, senior housing operating portfolio, which we also refer to as “SHOP” and which was formerly known as senior living operations, and outpatient medical and research portfolio, which was formerly known as office operations. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 15 – Segment Information,” included in Item 1 of this Quarterly Report on Form 10-Q. Our senior housing communities are either subject to triple-net leases, in which case they are included in our triple-net leased properties reportable business segment, or operated by third-party managers, in which case they are included in our SHOP reportable business segment.

As of September 30, 2023, we leased a total of 335 properties (excluding properties within our outpatient medical and research portfolio reportable business segment) to various healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) leased from us 121 properties, 30 properties (including 19 outpatient medical buildings) and 29 properties, respectively, as of September 30, 2023.

As of September 30, 2023, pursuant to long-term management agreements, we engaged operators, such as Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 594 senior housing communities in our SHOP reportable business segment.

As of September 30, 2023, we owned or had investments in 461 properties in our outpatient medical and research portfolio reportable business segment. These properties generally consist of outpatient medical buildings that are predominantly located on or contiguous to a health system campus and research properties that are affiliated with and often located on or contiguous to a university or academic medical campus. Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide outpatient medical building management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States.

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

Investments and Dispositions

•During the nine months ended September 30, 2023, we committed to an outpatient medical ground-up development located on the Sutter Roseville Medical Center campus in Roseville, California. The $61.8 million project includes the development of a new class A outpatient medical building and is 100% pre-leased to affiliates of Sutter Health for a 15-year lease term.

•During the nine months ended September 30, 2023, we sold seven senior housing communities (four of which were vacant), five outpatient medical buildings, two research center, nine triple-net leased properties (two of which were vacant) and a land parcel for aggregate consideration of $167.3 million and recognized a net gain on the sale of these assets of $22.3 million in our Consolidated Statements of Income.

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

In connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023, during the nine months ended September 30, 2023, we reversed the $20.0 million allowance recognized as of December 31, 2022 and recognized a gain on foreclosure of real estate of $29.1 million in our Consolidated Statements of Income. The gain is the fair value of the properties that secured the Santerre Mezzanine Loan, less the fair value of the CHC Mortgage Loan, less the principal amount of the Santerre Mezzanine Loan on May 1, 2023 (after the reversal of previously recorded allowances), and net of non-real estate assets and liabilities and transaction costs.

Liquidity and Capital

•As of September 30, 2023, we had over $3.1 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program.

•In March 2023, we entered into a new five year C$271.8 million mortgage loan secured by 14 SHOP communities in Canada at an effective fixed rate of 4.36%.

•In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in June 2027, replacing a $200.0 million notional swap that matured in January 2023.

•In March and April 2023, we entered into a total of $250.0 million aggregate forward starting swaps with a ten-year weighted average rate of 3.37%. In July 2023, we terminated these swaps in conjunction with the issuance of $426.8 million fixed rate mortgage loan due in 2033.

•In April 2023, our 100% owned subsidiary, Ventas Canada Finance Limited (“Ventas Canada”), issued and sold C$600.0 million aggregate principal amount of 5.398% Senior Notes due 2028 in a private placement at par. Pursuant to cash tender offers, we used the proceeds to repurchase C$613.7 million in aggregate principal amount of outstanding senior notes due in 2024 for an aggregate purchase price of C$600.0 million plus accrued and unpaid interest to, but not including, the settlement date. As a result of the tender offers, we recognized a gain on extinguishment of debt of $8.3 million in our Consolidated Statements of Income for the nine months ended September 30, 2023.

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

In August 2023, we repaid the remaining balance of the CHC Mortgage Loan of $360.2 million at which time the CHC Mortgage Loan was no longer outstanding.

•In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June

1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. The net proceeds from the Exchangeable Notes were primarily used to repay the CHC Mortgage Loan. As of September 30, 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding.

•On September 6, 2023, Ventas Realty entered into a $200.0 million unsecured term loan priced at SOFR plus 0.95%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan matures in February 2027. The term loan is fully and unconditionally guaranteed by Ventas, Inc.

•During the nine months ended September 30, 2023, we sold 2.3 million shares of our common stock under our ATM program for gross proceeds of $110.4 million, representing an average price of $47.89 per share. As of September 30, 2023, the remaining amount available under our ATM program for future sales of common stock was $889.6 million.

•In July 2023, we entered into a $426.8 million fixed rate mortgage loan, which accrues interest at 5.91%, matures in 2033 and is secured by 19 SHOP communities in the United States. In October 2023, we purchased a $32.0 million tranche of this Company indebtedness at a discounted price, reducing the net effective interest rate of the mortgage loan to 5.60% and the net amount of the mortgage loan to $394.8 million.

Other Items

•As of September 30, 2023, we held a 7.5% ownership interest in Ardent, which entitles us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors. In May 2023, we sold approximately 24% of our ownership interest in Ardent to a third-party investor for $50.1 million in total proceeds. As a result of the sale, we recognized $33.5 million of gain for the nine months ended September 30, 2023 in income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent was reduced from 9.8% to 7.5%.

•During the nine months ended September 30, 2023, we recognized $14.5 million of other income (which offsets other expense in our Consolidated Statements of Income) relating to insurance reimbursements received for damage caused by materially disruptive events, primarily winter storm Elliott.

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of September 30, 2023	As of December 31, 2022
Investment mix by asset type (1):
Senior housing communities	65.6%	66.3%
Outpatient medical	19.7	18.0
Research centers	6.6	6.9
Health systems	4.7	4.9
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.6	1.5
Skilled nursing facilities (“SNFs”)	1.7	0.6
Secured loans receivable and investments, net	0.1	1.8
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria (2)	23.6%	26.0%
Sunrise	9.3	9.8
Lillibridge	9.4	9.3
Brookdale Senior Living	7.6	7.8
Le Groupe Maurice	7.0	7.0
Wexford	6.3	6.6
Ardent	5.1	5.3
Kindred	0.8	0.8
All other	30.9	27.4
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.
(2)Includes assets managed by Holiday.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operations mix by tenant and operator and business model:
Revenues (1):
SHOP	65.7%	64.5%	65.6%	64.3%
Brookdale Senior Living (2)	3.3	3.6	3.4	3.6
Kindred	2.9	3.3	3.0	3.3
Ardent	2.9	3.1	3.0	3.2
All others	25.2	25.5	25.0	25.6
Total	100.0%	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	36.9%	36.2%	36.6%	35.7%
Brookdale Senior Living (2)	7.6	8.0	7.8	8.1
Kindred	6.8	7.4	6.8	7.3
Ardent	6.8	7.0	6.9	7.0
All others	41.9	41.4	41.9	41.9
Total	100.0%	100.0%	100.0%	100.0%
Operations mix by geographic location (3):
California	13.4%	14.3%	13.8%	14.4%
New York	7.4	7.5	7.5	7.5
Texas	6.4	6.7	6.5	6.6
Pennsylvania	5.2	5.3	5.2	5.2
Illinois	4.6	4.2	4.4	4.4
All others	63.0	62.0	62.6	61.9
Total	100.0%	100.0%	100.0%	100.0%
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

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the nine months ended September 30, 2023, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Results of Operations

As of September 30, 2023, we operated through three reportable business segments: triple-net leased properties, SHOP and outpatient medical and research portfolio. In our triple-net leased properties reportable business segment, we invest in and own senior housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses. In our SHOP reportable business segment, we invest in senior housing communities throughout the United States and Canada and engage operators, such as Atria and Sunrise, to manage those communities. In our outpatient medical and research portfolio reportable business segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “non-segment” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Three Months Ended September 30, 2023 and 2022

The table below shows our results of operations for the three months ended September 30, 2023 and 2022 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2023	2022	$	%
NOI:
SHOP	$180,702	$168,611	$12,091	7.2%
Outpatient medical and research portfolio	148,073	135,316	12,757	9.4
Triple-net leased properties	155,965	146,359	9,606	6.6
Non-segment	4,389	14,925	(10,536)	(70.6)
Total NOI	489,129	465,211	23,918	5.1
Interest and other income	2,754	489	2,265	nm
Interest expense	(147,919)	(119,413)	(28,506)	(23.9)
Depreciation and amortization	(370,377)	(301,481)	(68,896)	(22.9)
General, administrative and professional fees	(33,297)	(35,421)	2,124	6.0
Loss on extinguishment of debt, net	(612)	(574)	(38)	(6.6)
Transaction expenses and deal costs	(7,125)	(4,782)	(2,343)	(49.0)
Allowance on loans receivable and investments	66	63	3	4.8
Other	(9,432)	(9,162)	(270)	(2.9)
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(76,813)	(5,070)	(71,743)	nm
(Loss) income from unconsolidated entities	(5,119)	1,970	(7,089)	nm
Gain on real estate dispositions	10,711	136	10,575	nm
Income tax benefit	1,662	6,027	(4,365)	(72.4)
(Loss) income from continuing operations	(69,559)	3,063	(72,622)	nm
Net (loss) income	(69,559)	3,063	(72,622)	nm
Net income attributable to noncontrolling interests	1,565	1,807	242	13.4
Net (loss) income attributable to common stockholders	$(71,124)	$1,256	$(72,380)	nm
______________________________
nm - not meaningful

NOI—SHOP

The following table summarizes results of operations in our SHOP reportable business segment, including assets sold or classified as held for sale as of September 30, 2023 (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—SHOP:
Resident fees and services	$754,417	$668,583	$85,834	12.8%
Less: Property-level operating expenses	(573,715)	(499,972)	(73,743)	(14.7)
NOI	$180,702	$168,611	$12,091	7.2

	Number of Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Total communities	583	549	81.6%	81.3%	$4,715	$4,399

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

The NOI increase in our SHOP reportable business segment for the three months ended September 30, 2023 compared to the same period in 2022 was driven by positive trends in revenue per occupied room and occupancy in 2023, properties acquired in connection with our equitization of the Santerre Mezzanine Loan and communities that transitioned business model from our triple net lease properties. The NOI increase is partially offset by moderating operating expense growth in 2023, driven by macro inflationary impacts on labor in 2023 and HHS grants received in 2022, which are reflected as a reduction in property-level operating expenses. During the three months ended September 30, 2023 and 2022, HHS grants received reduced property-level operating expenses by zero and $20.2 million, respectively.

The following table compares results of operations for our 465 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—SHOP:
Resident fees and services	$635,402	$590,780	$44,622	7.6%
Less: Property-level operating expenses	(476,199)	(437,023)	(39,176)	(9.0)
NOI	$159,203	$153,757	$5,446	3.5

	Number of Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Same-store communities	465	465	83.6%	82.5%	$4,763	$4,485

The NOI increase in our same-store SHOP reportable business segment for the three months ended September 30, 2023 compared to the same period in 2022 was driven by positive trends in revenue per occupied room and occupancy in 2023, partially offset by moderating operating expense growth in 2023, driven by macro inflationary impacts on labor in 2023 and HHS grants received in 2022, which are reflected as a reduction in property-level operating expenses. During the three months ended September 30, 2023 and 2022, HHS grants received reduced property-level operating expenses by zero and $19.0 million, respectively.

NOI—Outpatient Medical and Research Portfolio

The following table summarizes results of operations in our outpatient medical and research portfolio reportable business segment, including assets sold or classified as held for sale as of September 30, 2023 (dollars in thousands). For properties in our outpatient medical and research portfolio reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—Outpatient Medical and Research Portfolio:
Rental income	$226,326	$200,867	$25,459	12.7%
Third party capital management revenues	662	547	115	21.0
Total revenues	226,988	201,414	25,574	12.7
Less:
Property-level operating expenses	(78,915)	(66,098)	(12,817)	(19.4)
NOI	$148,073	$135,316	$12,757	9.4

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Total outpatient medical and research portfolio	442	361	87.6%	89.7%	$37	$36

The NOI increase in outpatient medical and research portfolio reportable business segment for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to properties acquired in connection with our equitization of the Santerre Mezzanine Loan, leasing activity, high tenant retention and improved parking revenues, partially offset by dispositions.

The following table compares results of operations for our 344 same-store outpatient medical and research portfolio (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Outpatient Medical and Research Portfolio:
Rental income	$198,448	$190,044	$8,404	4.4%
Less: Property-level operating expenses	(65,481)	(60,460)	(5,021)	(8.3)
NOI	$132,967	$129,584	$3,383	2.6

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Same-store outpatient medical and research portfolio	344	344	91.6%	92.0%	$38	$36

The NOI increase in our same-store outpatient medical and research portfolio reportable business segment for the three months ended September 30, 2023 compared to the same period in 2022 was primarily driven by leasing activity, high tenant retention and improved parking revenues, partially offset by higher operating expense.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our 335 triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2023 (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—Triple-Net Leased Properties:
Rental income	$159,812	$150,115	$9,697	6.5%
Less: Property-level operating expenses	(3,847)	(3,756)	(91)	(2.4)
NOI	$155,965	$146,359	$9,606	6.6

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

The NOI increase in our triple-net leased properties for the three months ended September 30, 2023 compared to the same period in 2022 was primarily driven by properties acquired in connection with our equitization of the Santerre Mezzanine Loan and contractual rent escalators, partially offset by rental income from communities that transitioned business model to our senior housing operating portfolio and dispositions.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties reportable business segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the second quarter of 2023 and 2022 related to the triple-net leased properties we owned at September 30, 2023 and 2022, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at September 30, 2023	Average Occupancy for the Three Months Ended June 30, 2023	Number of Properties Owned at September 30, 2022	Average Occupancy for the Three Months Ended June 30, 2022
Senior housing communities	227	77.1%	260	76.3%
SNFs	16	83.0	16	83.1
IRFs and LTACs	36	54.1	36	55.4

The following table compares results of operations for our 294 same-store triple-net leased properties (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$145,110	$143,133	$1,977	1.4%
Less: Property-level operating expenses	(3,599)	(3,284)	(315)	(9.6)
NOI	$141,511	$139,849	$1,662	1.2

The NOI increase in our same-store triple-net leased portfolio for the three months ended September 30, 2023 compared to the same period in 2022 was primarily driven by contractual rent escalators.

NOI—Non-Segment

Information provided for non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. The $10.5 million decrease in non-segment NOI for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $11.5 million decrease in interest income from loans receivable and investments driven by a $10.7 million decrease due to the conversion of the outstanding principal amount of the Santerre Mezzanine Loan to equity in May 2023.

Company Results

Interest and Other Income

The $2.3 million increase in interest and other income for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to interest income earned on cash on deposit in money market funds holding short-term U.S. Treasuries.

Interest Expense

The $28.5 million increase in interest expense, net of capitalized interest, for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase of $19.1 million due to higher effective interest rate and an increase of $11.3 million due to higher debt balances. Our weighted average debt outstanding was $13.5 billion and $12.4 billion for the three months ended September 30, 2023 and 2022, respectively. Our weighted average effective interest rate was 4.33% and 3.72% for the three months ended September 30, 2023 and 2022, respectively. Capitalized interest was $3.9 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively.

Depreciation and Amortization

The $68.9 million increase in depreciation and amortization expense for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $47.4 million increase in impairments recognized in the third quarter of 2023 primarily related to properties that were classified as held for sale or sold and a $26.9 million increase in depreciation and amortization related to the properties that secured the Santerre Mezzanine Loan received on May 1, 2023.

General, Administrative and Professional Fees

General, administrative and professional fees for the three months ended September 30, 2023 compared to the same period in 2022 was relatively flat.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net for the three months ended September 30, 2023 compared to the same period in 2022 was relatively flat.

Transaction Expenses and Deal Costs

The $2.3 million increase in transaction expenses and deal costs for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher costs in 2023 related to deal costs and integration costs for the properties received in connection with our equitization of the Santerre Mezzanine Loan.

Allowance on Loans Receivable and Investments

Allowance on loans receivable and investments for the three months ended September 30, 2023 compared to the same period in 2022 was relatively flat.

Other

The $0.3 million change in other expense for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase of $4.1 million in unrealized loss on stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020. For the three months ended September 30, 2023 and 2022, we recognized unrealized losses of $5.5 million and $1.4 million, respectively. As of September 30, 2023, the fair value of the stock warrants was $34.9 million, which was $6.8 million higher than the value at the grant date. The $4.1 million increase in unrealized loss on stock warrants was partially offset by an increase of $3.8 million of other income relating to insurance reimbursements received during the three months ended September 30, 2023, net of expenses, for damage caused by materially disruptive events, primarily winter storm Elliott.

(Loss) Income from Unconsolidated Entities

The $7.1 million change in loss from unconsolidated entities for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to our share of higher net loss from the Research & Innovation Development Joint Venture due to lower capitalized interest and higher depreciation for development assets placed in service in 2023, partially offset by higher NOI in 2023.

Gain on Real Estate Dispositions

The $10.6 million change in gain on real estate dispositions for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to dispositions of real estate during the third quarter of 2023, which resulted in the recognition of a gain on sale of $10.7 million.

Income Tax Benefit

The $1.7 million income tax benefit for the three months ended September 30, 2023 was primarily due to losses in certain of our TRS entities and a $8.0 million benefit from internal restructurings of U.S. TRS entities. The $6.0 million income tax benefit for the three months ended September 30, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. TRS.

Nine Months Ended September 30, 2023 and 2022

The table below shows our results of operations for the nine months ended September 30, 2023 and 2022 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2023	2022	$	%
NOI:
SHOP	$525,977	$494,812	$31,165	6.3%
Outpatient medical and research portfolio	428,987	409,873	19,114	4.7
Triple-net leased properties	452,726	439,724	13,002	3.0
Non-segment	28,376	39,789	(11,413)	(28.7)
Total NOI	1,436,066	1,384,198	51,868	3.7
Interest and other income	5,529	2,191	3,338	152.4
Interest expense	(419,259)	(344,158)	(75,101)	(21.8)
Depreciation and amortization	(957,185)	(873,620)	(83,565)	(9.6)
General, administrative and professional fees	(112,494)	(111,334)	(1,160)	(1.0)
Gain (loss) on extinguishment of debt, net	6,189	(581)	6,770	nm
Transaction expenses and deal costs	(11,580)	(37,852)	26,272	69.4
Allowance on loans receivable and investments	20,195	179	20,016	nm
Gain on foreclosure of real estate	29,127	—	29,127	100.0
Other	765	(30,088)	30,853	102.5
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(2,647)	(11,065)	8,418	76.1
Income (loss) from unconsolidated entities	20,512	(3,346)	23,858	nm
Gain on real estate dispositions	22,317	2,557	19,760	nm
Income tax benefit	14,237	14,307	(70)	(0.5)
Income from continuing operations	54,419	2,453	51,966	nm
Net income	54,419	2,453	51,966	nm
Net income attributable to noncontrolling interests	4,573	4,881	308	6.3
Net income (loss) attributable to common stockholders	$49,846	$(2,428)	$52,274	nm
______________________________
nm - not meaningful

NOI—Senior Housing Operating Portfolio

The following table summarizes results of operations in our SHOP reportable business segment, including assets sold or classified as held for sale as of September 30, 2023 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—SHOP:
Resident fees and services	$2,184,024	$1,977,760	$206,264	10.4%
Less: Property-level operating expenses	(1,658,047)	(1,482,948)	(175,099)	(11.8)
NOI	$525,977	$494,812	$31,165	6.3

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Total communities	583	549	80.9%	80.6%	$4,674	$4,386

The NOI increase in our SHOP reportable business segment for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily driven by positive trends in revenue per occupied room and occupancy, properties acquired in connection with our equitization of the Santerre Mezzanine Loan and communities that transitioned business model from our triple net lease properties. The NOI increase is partially offset by higher operating expenses in 2023, driven by HHS grants received in 2022, which are reflected as a reduction in property-level operating expenses, and macro inflationary impacts on labor in 2023. During the nine months ended September 30, 2023 and 2022, HHS grants received reduced property-level operating expenses by zero and $53.1 million, respectively.

The following table compares results of operations for our 462 same-store SHOP communities (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—SHOP:
Resident fees and services	$1,861,144	$1,723,985	$137,159	8.0%
Less: Property-level operating expenses	(1,397,282)	(1,286,308)	(110,974)	(8.6)
NOI	$463,862	$437,677	$26,185	6.0

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Same-store communities	462	462	82.6%	81.5%	$4,750	$4,459

The NOI increase in our same-store SHOP reportable business segment for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily driven by positive trends in occupancy and revenue per occupied room in 2023, partially offset by higher operating expenses in 2023, driven by HHS grants received in 2022, which are reflected as a reduction in property-level operating expenses, and macro inflationary impacts on labor in 2023. During the nine months ended September 30, 2023 and 2022, HHS grants received reduced property-level operating expenses by zero and $47.6 million, respectively.

NOI—Outpatient Medical and Research Portfolio

The following table summarizes results of operations in our outpatient medical and research portfolio reportable business segment, including assets sold or classified as held for sale as of September 30, 2023 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—Outpatient Medical and Research Portfolio:
Rental income	$645,137	$600,648	$44,489	7.4%
Third party capital management revenues	1,849	1,834	15	0.8
Total revenues	646,986	602,482	44,504	7.4
Less:
Property-level operating expenses	(217,999)	(192,609)	(25,390)	(13.2)
NOI	$428,987	$409,873	$19,114	4.7

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Total outpatient medical and research portfolio	442	361	87.6%	89.7%	$37	$36

The NOI increase in our outpatient medical and research portfolio reportable business segment for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to properties acquired in connection with our equitization of the Santerre Mezzanine Loan, leasing activity, high tenant retention, improved parking revenues and acquisitions, partially offset by dispositions.

The following table compares results of operations for our 325 same-store outpatient medical and research portfolio (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Outpatient Medical and Research Portfolio:
Rental income	$574,630	$555,665	$18,965	3.4%
Less: Property-level operating expenses	(189,054)	(177,661)	(11,393)	(6.4)
NOI	$385,576	$378,004	$7,572	2.0

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Same-store outpatient medical and research portfolio	325	325	91.3%	91.7%	$38	$37

The NOI increase in our same-store outpatient medical and research portfolio reportable business segment for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to leasing activity, high tenant retention and improved parking income, partially offset by higher operating expense.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our 335 triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2023 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase to NOI
	2023	2022	$	%
NOI—Triple-Net Leased Properties:
Rental income	$463,906	$451,073	$12,833	2.8%
Less: Property-level operating expenses	(11,180)	(11,349)	169	1.5
NOI	$452,726	$439,724	$13,002	3.0

The NOI increase in our triple-net leased properties for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily driven by properties acquired in connection with our equitization of the Santerre Mezzanine Loan, contractual rent escalators and additional rental income received, partially offset by rental income from communities that transitioned business model to our senior housing operating portfolio, dispositions and previously executed lease resolutions with several smaller senior housing triple-net tenants who were materially affected by COVID-19.

The following table compares results of operations for our 294 same-store triple-net leased properties (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$434,282	$427,876	$6,406	1.5%
Less: Property-level operating expenses	(10,398)	(9,919)	(479)	(4.8)
NOI	$423,884	$417,957	$5,927	1.4

The NOI increase in our same-store triple-net leased properties reportable business segment for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily driven by contractual rent escalators and additional rental income received, partially offset by previously executed lease resolutions with several smaller senior housing triple-net tenants who were materially affected by COVID-19.

NOI—Non-Segment

The $11.4 million decrease in non-segment NOI for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $11.9 million decrease in interest income from loans receivable and investments driven by a $9.7 million decrease due to the conversion of the outstanding principal amount of the Santerre Mezzanine Loan to equity in May 2023 and a $4.3 million decrease due to a $43.4 million loan investment that was repaid at par in February 2023, partially offset by $1.8 million of higher income from loans receivable originated in late 2022.

Company Results

Interest and Other Income

The $3.3 million increase in interest and other income for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to interest income earned on cash on deposit in money market funds holding short-term U.S. Treasuries.

Interest Expense

The $75.1 million increase in interest expense, net of capitalized interest, for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase of $56.0 million due to higher effective interest rate and $18.0 million due to higher debt balances. Our weighted average debt outstanding was $13.0 billion and $12.4 billion for the nine months ended September 30, 2023 and 2022, respectively. Our weighted average effective interest rate was 4.19% and

3.58% for the nine months ended September 30, 2023 and 2022, respectively. Capitalized interest for the nine months ended September 30, 2023 and 2022 was $9.5 million and $7.2 million, respectively.

Depreciation and Amortization

The $83.6 million increase in depreciation and amortization expense for the nine months ended September 30, 2023 compared to the same period in 2022 is primarily due to a $46.2 million increase in impairments recognized in 2023 primarily related to properties that were classified as held for sale or sold and a $45.0 million increase in depreciation and amortization related to the properties that secured the Santerre Mezzanine Loan received on May 1, 2023.

General, Administrative and Professional Fees

General, administrative and professional fees for the nine months ended September 30, 2023 compared to the same period in 2022 was relatively flat.

Gain (Loss) on Extinguishment of Debt, Net

The $6.8 million change in gain (loss) on extinguishment of debt, net for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to $8.3 million of gain recognized as a result of the April 2023 cash tender offers.

Transaction Expenses and Deal Costs

The $26.3 million decrease in transaction expenses and deal costs was primarily attributable to $20.5 million incurred in connection with stockholder relations matters in 2022 and lower costs associated with operator transitions in 2023, partially offset by integration costs for the properties received in connection with our equitization of the Santerre Mezzanine Loan.

Allowance on Loans Receivable and Investments

In connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023, we derecognized the allowance previously recorded and reversed $20.0 million of allowance during the nine months ended September 30, 2023. As of September 30, 2023, the Santerre Mezzanine Loan is no longer outstanding.

Gain on Foreclosure of Real Estate

The gain of $29.1 million for the nine months ended September 30, 2023 was recorded in connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023 and is the excess of the fair value of the properties that secured the Santerre Mezzanine Loan, less the fair value of the CHC Mortgage Loan, less the principal amount of the Santerre Mezzanine Loan on May 1, 2023 (after the reversal of previously recorded allowances), and net of non-real estate assets and liabilities and transaction costs.

Other

The $30.9 million change in other expense was primarily due to a $22.0 million change relating to changes in fair value of stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020. For the nine months ended September 30, 2023 and 2022, we recognized an unrealized gain of $11.3 million and an unrealized loss of $10.7 million, respectively. As of September 30, 2023, the fair value of the stock warrants was $34.9 million, which was $6.8 million higher than the value at the grant date. For the nine months ended September 30, 2023, we also recognized an increase of $8.3 million of other income relating to insurance reimbursements received, net of expenses, for damage caused by materially disruptive events, primarily winter storm Elliott.

Income (Loss) from Unconsolidated Entities

The $23.9 million change in income (loss) from unconsolidated entities for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $33.5 million gain recognized upon the sale of approximately 24% of our 9.8% ownership interest in Ardent to a third-party investor in May 2023, partially offset by our share of higher net loss from the Research & Innovation Development Joint Venture due to lower capitalized interest and higher depreciation for development assets placed in service in 2023, partially offset by higher NOI in 2023.

Gain on Real Estate Dispositions

The $19.8 million increase in gain on real estate dispositions was primarily due to a net gain of $22.3 million recognized during the nine months ended September 30, 2023 for the sale of 23 properties and a land parcel, partially offset by a net gain of $2.6 million in 2022 for the sale of a vacant land parcel and a vacant office building.

Income Tax Benefit

The $14.2 million of income tax benefit for the nine months ended September 30, 2023 was primarily due to losses in certain of our TRS entities and a $8.0 million benefit from internal restructurings of U.S. TRS entities. The $14.3 million of income tax benefit for the nine months ended September 30, 2022 was primarily due to losses in certain of our TRS entities and a $2.0 million benefit from an internal restructuring of a U.S. TRS.

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

The following table summarizes our FFO and Normalized FFO for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands). Normalized FFO for the nine months ended September 30, 2023 over the same period in 2022 includes $54.2 million of HHS grants received in 2022, which reduced property-level operating expenses. Excluding HHS grants, Normalized FFO for the nine months ended September 30, 2023 increased over the same period in 2022 due to increased net operating income from our properties led by our SHOP reportable business segment as a result of increased revenues driven by positive trends in occupancy and revenue per occupied room, partially offset by higher interest expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(71,124)	$1,256	$49,846	$(2,428)
Adjustments:
Depreciation and amortization on real estate assets	369,781	300,796	955,353	871,212
Depreciation on real estate assets related to noncontrolling interests	(4,045)	(4,315)	(12,766)	(13,099)
Depreciation on real estate assets related to unconsolidated entities	11,057	8,980	31,909	23,866
Gain on real estate dispositions	(10,711)	(136)	(22,317)	(2,557)
Gain (loss) on real estate dispositions related to noncontrolling interests	2	21	(3)	38
Gain on real estate dispositions and other related to unconsolidated entities	—	(2,388)	(180)	(2,689)
Nareit FFO attributable to common stockholders	294,960	304,214	1,001,842	874,343
Adjustments:
Change in fair value of financial instruments	6,201	415	(6,166)	8,371
Non-cash income tax benefit	(3,440)	(5,777)	(19,247)	(16,961)
Loss (gain) on extinguishment of debt, net of noncontrolling interests and including Ventas’s share attributable to unconsolidated entities	1,302	574	(5,493)	581
Gain on transactions related to unconsolidated entities	(1)	—	(33,313)	(3)
Transaction expenses and deal costs, net of noncontrolling interests and including Ventas’ share attributable to unconsolidated entities	7,375	6,551	12,855	42,866
Amortization of other intangibles including Ventas’ share attributable to unconsolidated entities	96	268	288	804
Other items related to unconsolidated entities	1,212	170	3,305	(984)
Non-cash impact of changes to equity plan	(2,194)	(2,565)	2,626	2,252
Materially disruptive events, net and including Ventas’ share attributable to unconsolidated entities	(892)	1,982	(3,608)	347
Allowance on loan investments and impairment of unconsolidated entities, net of noncontrolling interests	(64)	(61)	(20,191)	(175)
Gain on foreclosure of real estate	—	—	(29,127)	—
Normalized FFO attributable to common stockholders	$304,555	$305,771	$903,771	$911,441

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(71,124)	$1,256	$49,846	$(2,428)
Adjustments:
Interest and other income	(2,754)	(489)	(5,529)	(2,191)
Interest expense	147,919	119,413	419,259	344,158
Depreciation and amortization	370,377	301,481	957,185	873,620
General, administrative and professional fees	33,297	35,421	112,494	111,334
Loss (gain) on extinguishment of debt, net	612	574	(6,189)	581
Transaction expenses and deal costs	7,125	4,782	11,580	37,852
Allowance on loans receivable and investments	(66)	(63)	(20,195)	(179)
Gain on foreclosure of real estate	—	—	(29,127)	—
Other	9,432	9,162	(765)	30,088
Net income attributable to noncontrolling interests	1,565	1,807	4,573	4,881
Loss (income) from unconsolidated entities	5,119	(1,970)	(20,512)	3,346
Income tax benefit	(1,662)	(6,027)	(14,237)	(14,307)
Gain on real estate dispositions	(10,711)	(136)	(22,317)	(2,557)
NOI	$489,129	$465,211	$1,436,066	$1,384,198

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the nine months ended September 30, 2023, our contractual obligations increased primarily due to the issuance of $862.5 million aggregate principal amount of 3.75% Exchangeable Senior Notes due 2026. See “Note 9 – Senior Notes Payable And Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our significant debt activities.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of September 30, 2023, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $31.7 million outstanding and an additional $1.2 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

As of September 30, 2023, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $15.0 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2023, we had no borrowings outstanding under our commercial paper program.

Ventas Realty has a $500.0 million unsecured term loan priced at Term SOFR plus 0.95%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas, Inc. It matures in June 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

On September 6, 2023, Ventas Realty entered into a $200.0 million unsecured term loan priced at SOFR plus 0.95%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas, Inc. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of September 30, 2023, Ventas Canada Finance Limited, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as borrowers, had a C$500.0 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in January 2025.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. The net proceeds from the Exchangeable Notes were primarily used to repay the CHC Mortgage Loan. As of September 30, 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding.

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

As a result of the tender offers, we recognized a gain on extinguishment of debt of $8.3 million in our Consolidated Statements of Income for the nine months ended September 30, 2023.

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

In August 2023, we repaid the remaining balance of the CHC Mortgage Loan of $360.2 million at which time the CHC Mortgage Loan was no longer outstanding.

In July 2023, we entered into a $426.8 million fixed rate mortgage loan, which accrues interest at 5.91%, matures in 2033 and is secured by 19 SHOP communities in the United States. In October 2023, we purchased a $32.0 million tranche of this Company indebtedness at a discounted price, reducing the net effective interest rate of the mortgage loan to 5.60% and the net amount of the mortgage loan to $394.8 million.

Equity Offerings

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). During the three months ended September 30, 2023, we sold 1.8 million shares of our common stock under our ATM program for gross proceeds of $84.8 million, representing an average price of $48.19 per share. During the nine months ended September 30, 2023, we sold 2.3 million shares of our common stock under our ATM program for gross proceeds of $110.4 million, representing an average price of $47.89 per share. As of September 30, 2023, the remaining amount available under our ATM program for future sales of common stock was $889.6 million.

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

In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in June 2027, replacing a $200.0 million notional swap that matured in January 2023. The swap instruments are designated as cash flow hedges.

In March 2023, in connection with our new C$271.8 million mortgage loan, we entered into an interest rate swap totaling a notional amount of C$271.8 million with a maturity of March 14, 2028 that effectively converts CDOR-based floating rate debt to fixed rate debt.

In March and April 2023, we entered into a total of $250.0 million aggregate forward starting swaps with a ten-year weighted average rate of 3.37%. In July 2023, we terminated the above-mentioned forward starting swaps in conjunction with the issuance of the $426.8 million fixed rate mortgage loan due in 2033.

Dividends

During the nine months ended September 30, 2023, we declared a dividend of $0.45 per share of our common stock in each of the first and second quarter. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2023.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Nine Months Ended September 30,		(Decrease) Increase to Cash
	2023	2022	$	%
Cash, cash equivalents and restricted cash at beginning of period	$170,745	$196,597	$(25,852)	(13.1)%
Net cash provided by operating activities	840,789	852,910	(12,121)	(1.4)
Net cash used in investing activities	(141,388)	(725,321)	583,933	80.5
Net cash used in financing activities	(378,294)	(124,956)	(253,338)	(202.7)
Effect of foreign currency translation	(106)	(3,592)	3,486	97.0
Cash, cash equivalents and restricted cash at end of period	$491,746	$195,638	$296,108	151.4
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities decreased $12.1 million during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to higher interest expense and no HHS grants received in 2023, partially offset by higher property NOI in 2023, and higher transaction expenses and deal costs in 2022 in connection with stockholder relations matters.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $583.9 million during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to higher acquisition volume in 2022, and higher proceeds from real estate dispositions and sale of approximately 24% of our ownership interest in Ardent in 2023, partially offset by higher capital expenditures in 2023.

Cash Flows from Financing Activities

Net cash used in financing activities increased $253.3 million during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to higher debt repayments and higher repayments under our commercial paper program in 2023, partially offset by higher proceeds from debt.

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

We are party to certain agreements that obligate us to develop senior housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of September 30, 2023, we had seven active and committed projects pursuant to these agreements, including three projects that are unconsolidated.

In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 6 – Investments In Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 9 – Senior Notes Payable And Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at September 30, 2023, we had $16.2 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

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

In addition, Ventas, Inc. has fully and unconditionally guaranteed the obligations under our $2.75 billion unsecured revolving credit facility, our C$500.0 million unsecured term loan facility, our $500.0 million unsecured term loan, our $200.0 million unsecured term loan and our $100.0 million uncommitted line for standby letters of credit.

Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada’s senior notes.

The following summarizes our guarantor and issuer balance sheet and statement of income information as of September 30, 2023 and December 31, 2022 and for the nine months ended September 30, 2023 and the year ended December 31, 2022 (in thousands) for each of Ventas Realty, as issuer of certain notes registered under the Exchange Act, and Ventas, Inc., on an unconsolidated basis, as guarantor of such notes:

Balance Sheet Information

	As of September 30, 2023
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,690,399	$3,049,374
Total assets	17,969,810	3,157,705
Liabilities and equity
Intercompany loans	12,371,993	(4,326,477)
Total liabilities	12,590,369	4,411,161
Redeemable OP unitholder and noncontrolling interests	112,184	—
Total equity (deficit)	5,267,257	(1,253,456)
Total liabilities and equity	17,969,810	3,157,705

	As of December 31, 2022
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,691,107	$3,049,374
Total assets	17,752,892	3,155,014
Liabilities and equity
Intercompany loans	11,704,160	(3,825,402)
Total liabilities	11,925,997	4,263,316
Redeemable OP unitholder and noncontrolling interests	102,148	—
Total equity (deficit)	5,724,747	(1,108,302)
Total liabilities and equity	17,752,892	3,155,014

Statement of Income Information

	For the Nine Months Ended September 30, 2023
	Guarantor	Issuer
Equity earnings in affiliates	$117,163	$—
Total revenues	119,919	108,469
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	51,998	(156,955)
Net income (loss)	49,848	(156,955)
Net income (loss) attributable to common stockholders	49,848	(156,955)

	For the Year Ended December 31, 2022
	Guarantor	Issuer
Equity earnings in affiliates	$43,317	$—
Total revenues	45,037	145,560
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(45,383)	(173,407)
Net loss	(47,447)	(173,407)
Net loss attributable to common stockholders	(47,447)	(173,407)

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

As of September 30, 2023 and December 31, 2022, the fair value of our secured and non-mortgage loans receivable, based on our estimates of current prevailing rates for comparable loans, was $51.2 million and $517.0 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of September 30, 2023	As of December 31, 2022
Gross book value	$12,384,003	$10,863,436
Fair value	11,408,431	10,010,935
Fair value reflecting change in interest rates:
-100 basis points	11,851,609	10,449,991
+100 basis points	10,997,306	9,607,787

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30, 2023	As of December 31, 2022	As of September 30, 2022
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,273,091	$8,627,540	$8,599,445
Unsecured term loans	400,000	200,000	200,000
Mortgage loans and other	2,710,912	2,035,896	2,071,387
Subtotal fixed rate	12,384,003	10,863,436	10,870,832
Variable rate:
Unsecured revolving credit facility	31,677	25,230	31,057
Unsecured term loans	668,270	669,031	661,637
Commercial paper notes	—	403,000	377,400
Mortgage loans and other	395,412	400,547	335,604
Subtotal variable rate	1,095,359	1,497,808	1,405,698
Total	$13,479,362	$12,361,244	$12,276,530
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	68.8%	69.8%	70.0%
Unsecured term loans	3.0	1.6	1.6
Mortgage loans and other	20.1	16.5	16.9
Variable rate:
Unsecured revolving credit facility	0.2	0.2	0.3
Unsecured term loans	5.0	5.4	5.4
Commercial paper notes	—	3.3	3.1
Mortgage loans and other	2.9	3.2	2.7
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	3.8%	3.7%	3.7%
Unsecured term loans	4.7	3.6	3.6
Mortgage loans and other	4.2	3.7	3.7
Variable rate:
Unsecured revolving credit facility	6.1	4.5	3.5
Unsecured term loans	6.3	5.5	4.2
Commercial paper notes	—	4.7	3.4
Mortgage loans and other	6.0	5.1	3.9
Total	4.1	3.9	3.7

The variable rate debt in the table above reflects, in part, the effect of $143.7 million notional amount of interest rate swaps with maturities on March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $537.2 million and C$561.3 million notional amount of interest rate swaps with maturities ranging from October 2023 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

In the first quarter of 2023, we hedged an incremental $200.0 million of variable rate debt to fixed rate debt through the execution in March 2023 of two-year $400.0 million notional swaps on our unsecured term loan due in June 2027, replacing a $200.0 million notional swap that matured in January 2023. The swap instruments are designated as cash flow hedges.

The decrease in our outstanding variable rate debt at September 30, 2023 compared to December 31, 2022 is primarily attributable to pay downs on our commercial paper.

The increase in our outstanding fixed rate debt at September 30, 2023 compared to December 31, 2022 is primarily attributable to the issuance of $862.5 million aggregate principal amount of 3.75% Exchangeable Senior Notes due 2026, the issuance of a $426.8 million fixed rate mortgage loan, which accrues interest at 5.91%, matures in 2033 and is secured by 19 SHOP communities in the United States, and interest rate swap activity in 2023 effectively converting an incremental $200.0 million of variable rate debt to fixed rate debt.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of September 30, 2023 of $1.1 billion, interest expense on an annualized basis would increase by approximately $11.0 million, or $0.03 per diluted common share.

As of September 30, 2023 and December 31, 2022, our joint venture partners’ aggregate share of total consolidated debt was $295.7 million and $279.0 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $564.5 million and $454.4 million as of September 30, 2023 and December 31, 2022, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2023 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the three and nine months ended September 30, 2023 would decrease or increase as applicable, by $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of 2023 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In the third quarter of 2023, there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2022 Annual Report. However, the risks and uncertainties that we face are not limited to those set forth in the 2022 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended September 30, 2023.

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31	58	$47.27	—	—
August 1 through August 31	—	—	—	—
September 1 through September 30	—	—	—	—
Total	58	$47.27	—	—
______________________________
(1)Repurchases represent shares withheld to pay taxes on the vesting of restricted stock and restricted stock units (including time-based and performance-based awards) granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting (or, if the vesting date is not a trading day, on the immediately preceding trading day).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.1
Credit and Guaranty Agreement, dated as of September 6, 2023, among Ventas Realty, Limited Partnership, a Delaware limited partnership, as borrower, Ventas, Inc., a Delaware corporation, as guarantor, the lending institutions party thereto from time to time, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 12, 2023.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 3, 2023

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer