Form 10-K
period 2023-12-31
Ventas, Inc.
filed 2024-02-15
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023, based on a closing price of the common stock of $47.27 as reported on the New York Stock Exchange, was $18.9 billion.
As of February 7, 2024, there were 402,461,579 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

Risks Related to Our Business Operations and Strategy

•Macroeconomic trends including rising labor costs and historically low unemployment, increases in inflation, changes in exchange rates and rising interest rates may adversely affect us.
•Macroeconomic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.
•The secondary and tertiary effects of the COVID-19 pandemic may continue to have a material adverse effect on us.
•Our success depends, in part, on our ability to attract and retain talented employees. The loss of any one of our key personnel or the inability to maintain appropriate staffing could adversely impact our business.
•Our third-party managers and tenants operate or exert substantial control over the properties that they manage for or rent from us, which limits our control and influence over operations and results.
•Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect us.
•A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers.
•If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect us.
•If our tenants’, managers’ or borrowers’ financial condition or business prospects deteriorate, we could be adversely affected.
•We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors.
•We may be required to recognize reserves, allowances, credit losses or impairment charges.
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
•The hospitals on or near the campuses where our outpatient medical buildings are located and their affiliated health systems may not remain competitive or financially viable.
•We rely on relationships with universities, and changes in our relationships with those universities could adversely affect us.
•Our research tenants face unique levels of expense and uncertainty.
•Increased construction and development in the markets in which our properties are located could adversely affect our future occupancy rates, operating margins and profitability.
•Merger, acquisition and investment activity in our industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, managers or borrowers could adversely affect us.
•Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our expansion opportunities.
•Our investments in and acquisitions of properties may be unsuccessful or fail to meet our expectations.
•Our investments in co-investment vehicles, joint ventures and minority interests may subject us to risks and liabilities.
•Damage to our reputation could adversely affect our business, financial condition or result of operations.
•Development, redevelopment and construction risks could affect our profitability.
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
•Damage from catastrophic or extreme natural events and the physical effects of climate change could result in losses.
•Activist investors could cause us to incur substantial costs, divert management’s attention and have an adverse effect on our business.

Our Capital Structure Risks

•Market conditions and the actual and perceived state of the capital markets generally could negatively impact us.
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
•We may be adversely affected by fluctuations in currency exchange rates.
•Covenants in the instruments governing our and our subsidiaries’ existing indebtedness limit our operational flexibility, and a covenant breach could adversely affect our operations.

Our Legal, Compliance and Regulatory Risks

•Significant legal or regulatory proceedings could subject us or our tenants or managers to increased operating costs and substantial uninsured liabilities, which could adversely affect us or them.
•We and our tenants, managers and borrowers may be adversely affected by regulation and enforcement.
•Our investments may expose us to unknown liabilities.
•There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other pandemic-related legislation.
•We and our tenants, managers and borrowers may be adversely affected by complex and evolving laws and regulations regarding data privacy and cybersecurity.
•The occurrence of cybersecurity incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of confidential or personal information or damage our or their business relationships and reputation.
•The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties may not adequately insure against losses.
•Failure to maintain effective internal controls could harm our business, results of operations and financial condition.

Our REIT Status Risks

•Loss of our status as a REIT would have significant adverse consequences for us and the value of our common stock;
•We are subject to certain limitations and requirements as a result of our status as a REIT, which may impose limitations on the operation of our business and subject us to significant risk if we are not able to comply.
•To preserve our qualification as a REIT, our certificate of incorporation contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of our company.
•Other REIT-related restrictions and requirements may limit our transactions or operations or could have a negative impact on us.

Note Regarding Third-Party Information

This Annual Report includes information that has been provided to us by our tenants, managers, business partners and unconsolidated entities in which we invest or been derived from SEC filings or other publicly available information of our tenants, managers, business partners and unconsolidated entities in which we invest. We believe that such information is accurate and that the sources from which it has been obtained are reliable. However, we cannot guarantee the accuracy of such information and have not independently verified the assumptions on which such information is based.

PART I

ITEM 1.    Business

BUSINESS

Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of December 31, 2023, we owned or had investments in approximately 1,400 properties (including properties classified as held for sale). Our company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally will not be required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of highly technical requirements, which impact how we invest in, operate or manage our assets. See “Risk Factors—Our REIT Status Risks” included in Part I, Item 1A of this Annual Report.

We primarily invest in our portfolio of real estate assets through wholly-owned subsidiaries and other co-investment entities. We operate through three reportable business segments: senior housing operating portfolio, which we also refer to as “SHOP”, outpatient medical and research portfolio, which was formerly known as office operations, and triple-net leased properties. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities. In addition, from time to time, we make secured and unsecured loans and other investments relating to real estate or operators. Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, in significant part, based on NOI and related measures for each segment. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 18 – Segment Information,” included in Part II, Item 8 of this Annual Report on Form 10-K (the “Annual Report”). For a discussion of our definition of NOI and for a reconciliation of NOI to our net income attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

We also have investments in unconsolidated entities, including through our third-party institutional capital management business, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). See “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The following table summarizes information for our reportable business segments and non-segment assets for the year ended December 31, 2023 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Number of Properties
Senior housing operating portfolio (SHOP)	$711,407	37%	587
Outpatient medical and research portfolio	576,932	30%	437
Triple-net leased properties	604,651	31%	331
Non-segment (2)	32,177	2%	—
	$1,925,167	100%	1,355
______________________________
(1)    “NOI” is defined as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments.

Business Strategy

We aim to enhance shareholder value by delivering consistent, superior total returns through a strategy of (1) generating reliable and growing cash flows, (2) maintaining a portfolio of high-quality assets that are unified in serving the large and growing aging population and (3) preserving our financial strength, flexibility and liquidity.

Aiming to Generate Reliable and Growing Cash Flows

We aim to generate reliable and growing cash flows from our portfolio, which enables us to pay regular cash dividends to stockholders and creates opportunities to increase stockholder value through profitable investments. We believe that the combination of the higher growth potential inherent in our senior housing operating communities, steady contractual growth from our long-term triple-net leases and stable cash flows from our outpatient medical buildings and research centers will enable us to generate sustainable, growing cash flows that are resilient to economic downturns.

Aiming to Maintain a Portfolio of High-Quality Assets Unified in Serving the Large and Growing Aging Population

We aim to maintain a portfolio of high-quality assets that are unified in serving the large and growing aging population and well positioned to capitalize on compelling demographic demand. Our portfolio is curated across geographies, property types, business models and strategic partnerships to enhance the reliability of our cash flows and mitigate risk, including by reducing our exposure to any particular property type, market, or individual tenant, borrower or manager. Our model also seeks to mitigate the impact of certain other risks, including those related to regulatory changes, climate events, inflation and interest rates moves and economic downturns or global health events.

Preserving Our Financial Strength, Flexibility and Liquidity

Our goal to maintain a strong, flexible balance sheet and substantial liquidity helps enable us to capitalize on strategic growth opportunities through acquisitions, investments and development and redevelopment projects. We aim to maintain our financial strength to pursue profitable investment opportunities by actively managing our leverage and improving our cost of capital. In addition, we seek to actively preserve our access to multiple sources of capital and liquidity, including unsecured bank debt, mortgage financings, public and private debt and equity markets, and through our third-party institutional capital management business, VIM.

Our Businesses

Senior Housing Operating Portfolio (SHOP)

In our SHOP segment, we own and invest in senior housing communities throughout the United States and Canada. We participate directly in the financial performance of the communities’ operations and are generally responsible for all operational costs, expenses and other liabilities. We also typically engage third-party managers to operate the communities on our behalf but generally hold applicable healthcare licenses and enroll in applicable government healthcare programs on behalf of the communities in our SHOP segment.

The senior housing communities in our SHOP segment include independent living communities, assisted living communities, memory care communities and continuing care retirement communities. Independent living communities are typically age-restricted multifamily rental properties with central dining facilities that provide residents with access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities. Assisted living communities typically offer similar services as independent living communities, plus supportive care that is provided by trained employees to residents who require assistance with activities of daily living, such as bathing, dressing and medication management. Memory care communities provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. Continuing care retirement communities are typically age-restricted properties that offer a continuum of care, and may include a combination of independent living, assisted living, memory care and skilled nursing units. Our assisted living, memory care and continuing care retirement communities are generally subject to state licensure requirements for the delivery of some or all of their services, while our independent living communities generally are not. Charges for room, board and services at these communities are generally paid from private sources.

Because we have elected to be taxed as a REIT, we are subject to various restrictions impacting how we invest in, operate or manage our properties, including the senior housing communities in our SHOP segment. Some of those restrictions depend on whether a senior housing community is treated as a “qualified healthcare property” under the REIT rules. Senior housing communities that are not “qualified healthcare properties” may be managed by us directly through a taxable REIT subsidiary or by a third-party manager. Senior housing communities in our SHOP segment that are “qualified healthcare properties” generally must be owned by us in a structure where we engage a third-party manager to manage and operate the senior housing communities, including for purposes of procuring supplies, hiring and training all employees, entering into all third-party contracts for the benefit of the property, including resident/patient agreements, complying with laws and regulations, including but not limited to healthcare laws, and providing resident care and services, in exchange for a management fee. In this structure, we must rely on the third-party managers’ personnel, expertise, technical resources and information systems, risk management processes, proprietary information, good faith and judgment to manage the senior housing communities’ operations efficiently and effectively. We also rely on the third-party managers to set appropriate resident fees, to provide accurate property-level financial results in a timely manner and otherwise operate the senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. We nonetheless participate directly in the financial performance of the communities’ operations and are generally responsible for all operational costs, expenses and other risks and liabilities. See “Risk Factors—Risks Related to Our Business Operations and Strategy—Our third-party managers and tenants operate or exert substantial control over the properties that they manage for or rent from us, which limits our control and influence over operations and results.” including in Part I, Item 1A of this Annual Report. See also “Risk Factors—Risks Related to Our Business Operations and Strategy—Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

We treat most of the senior housing communities in our SHOP segment as qualified healthcare properties that generally must be owned in a structure where we engage a third-party manager to manage and operate the senior housing communities. See “—Government Regulation—Tax Regulation included in Part I, Item 1 of this Annual Report.”

Under our management agreements with third-party managers, the managers generally receive annual management fees which are calculated based on various performance measures, which may include revenue, NOI and other objective financial metrics. Collectively, management fee calculations typically result in the managers receiving annual management fees ranging from 4.5% to 7% of revenues generated by the applicable properties and, in some cases, additional management fees based on the achievement of specified performance targets.

As of December 31, 2023, 23 third-party operators managed 587 properties in our SHOP segment on our behalf. The following table provides information regarding our significant SHOP operator concentration as of and for the year ended December 31, 2023 (excluding properties owned by investments in unconsolidated real estate entities):

	Percentage of Total NOI	Number of Properties	Percentage of Total Properties
Atria Senior Living, Inc.	20.1%	216	15.9%
Sunrise Senior Living, LLC	4.5%	92	6.8%

The properties in our SHOP segment managed by Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) accounted for a significant portion of our SHOP properties segment revenues and NOI for the year ended December 31, 2023. See “Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale, Ardent, Kindred, Atria and Sunrise.” included in Part I, Item 1A of this Annual Report.

Our Atria management agreements (collectively, the “Atria Management Agreements”) have initial terms expiring between 2024 and 2041. In some cases, the Atria Management Agreements include mutual renewal provisions. Ventas has the ability to terminate some or all of the Atria Management Agreements upon certain events with or without the payment of a fee. By way of example, Ventas has the right to terminate Atria’s management of 67 communities that were historically managed by Holiday Senior Living upon short term notice. We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, as well as the right to appoint two members to the Atria Board of Directors. We account for our ownership interest in Atria under the equity method of accounting.

Our Sunrise management agreements (collectively, the “Sunrise Management Agreements”) have initial terms expiring between 2035 and 2040. Ventas has the ability to terminate some or all of the Sunrise Management Agreements upon certain circumstances with or without the payment of a fee.

Outpatient Medical and Research Portfolio

In our outpatient medical and research portfolio segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States.

Our outpatient medical buildings, which are predominantly located on or contiguous to a health system campus, are generally multi-tenant properties leased to health systems and several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group, including neighboring health systems. Tenants include physicians and other specialty healthcare providers and groups who require customized space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. Outpatient medical buildings typically require enhanced plumbing, electrical and mechanical systems to accommodate the needs of healthcare providers such as sinks in every room, brighter lights and specialized medical equipment.

Our research centers generally contain laboratory and office space primarily for universities, academic medical centers, technology, biotechnology, medical device and pharmaceutical companies and other organizations involved in the research industry. While these properties may have certain characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, heating, ventilating and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, research center tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives. Our research centers are often located on or contiguous to university and academic medical campuses.

Through our Lillibridge subsidiary and our 50% ownership interest in PMB Real Estate Services LLC (“PMBRES”), a property management platform in which we hold an ownership interest, we also provide outpatient medical building and research center management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems and universities, academic medical centers, biotech and other similar companies throughout the United States.

Triple-Net Leased Properties

In our triple-net leased properties segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom. We lease those properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

The senior housing communities in our triple-net leased properties segment may include independent living communities, assisted living communities, memory care communities and continuing care retirement communities, which are described in more detail above in “Senior Housing Operating Portfolio (SHOP).” Unlike the senior housing properties in our SHOP segment, the senior housing properties in our triple-net leased segment are leased to tenants under triple-net or absolute-net leases (as opposed a structure through which we can participate directly in the cash flow of the properties’ operations). SNFs provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high technology, care-intensive, high-cost setting of an acute care or rehabilitation hospital. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. LTACs typically serve medically complex, chronically ill patients who require a high 1evel of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit and have a Medicare average length of stay of greater than 25 days. The tenants of these LTACs have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a skilled nursing facility or rehabilitation hospital. IRFs are devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues. Other healthcare facilities, such as short term acute care hospitals, provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services.

These other healthcare facilities also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Charges for services provided at SNFs, LTACs, IRFs and other healthcare facilities are generally paid from a combination of government reimbursement, commercial insurance and other private sources.

The following table provides information regarding our significant triple-net leased tenant concentration as of and for the year ended December 31, 2023 (excluding properties owned by investments in unconsolidated real estate entities):

	Percentage of Total NOI	Number of Properties	Percentage of Total Properties
Brookdale Senior Living, Inc. (1)	7.7%	121	8.9%
Ardent Health Partners, LLC	6.9	11	0.8
Kindred Healthcare, LLC	6.9	29	2.1
______________________________
(1)Excludes ten properties managed by Brookdale Senior Living, Inc. pursuant to long-term management agreements and included in the SHOP segment.

The properties we lease to Brookdale Senior Living, Inc. (together with its subsidiaries, “Brookdale”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the year ended December 31, 2023. See “Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale, Ardent, Kindred, Atria and Sunrise.” included in Part I, Item 1A of this Annual Report.

Brookdale Lease

As of December 31, 2023, we leased 121 properties (excluding ten properties managed by Brookdale pursuant to long-term management agreements and included in the SHOP segment) to Brookdale pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Brookdale Lease”). The aggregate contractual base rent due to us from Brookdale in 2023 was approximately $105.9 million, and the current aggregate contractual base rent (computed in accordance with GAAP) is approximately $148.9 million. The difference between the aggregate contractual base rent due in 2023 and the current aggregate contractual base rent (computed in accordance with GAAP) is, in part, a result of the amortization over the remaining lease term of $235 million of up-front consideration received as part of certain amendments to the Brookdale Lease in July 2020 (the “2020 Consideration”). The 2020 Consideration consisted of: (a) $162 million in cash; (b) a $45 million note (repaid by Brookdale in 2021); and (c) $28 million in warrants exercisable for 16.3 million shares of Brookdale Senior Living, Inc. common stock. As of December 31, 2023, approximately $149 million of such 2020 Consideration has amortized, leaving approximately $85 million unamortized. The Brookdale Lease is guaranteed by Brookdale Senior Living, Inc.

Under the terms of the Brookdale Lease, base rent escalates annually at 3% per annum, which escalation commenced on January 1, 2022. The existing term of the Brookdale Lease expires December 31, 2025 and Brookdale has the option to renew the Brookdale lease with respect to all (but not less than all) of the properties for two, 10-year extensions. Base rent for the first year of each extension is the greater of (a) 103% of prior full year's base rent; and (b) fair market rent, capped at a 10% increase. Subsequent to the first year of any such renewal, base rent would continue to escalate by 3% per annum over the prior full year’s base rent. Brookdale currently has the option to renew the Brookdale Lease for its next 10-year extension by providing written notice to us after June 30, 2024 and on or before November 30, 2024. If all or any part of the Brookdale Lease is renewed or otherwise extended, the then remaining unamortized portion of the 2020 Consideration would be re-amortized and the new GAAP rent would be straightlined from the date of the renewal exercise or extension agreement through the end of the new lease term. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” and “Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale, Ardent, Kindred, Atria and Sunrise.” included in Part 1, Item 1A of this Annual Report.

In addition, we hold warrants for 16.3 million shares of Brookdale Senior Living, Inc. common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share. The warrants are classified within other assets on our Consolidated Balance Sheets and measured at fair value with changes in fair value being recognized within other expense in our Consolidated Statements of Income.

Ardent Lease

As of December 31, 2023, we leased 11 properties (excluding 19 outpatient medical buildings leased to Ardent under separate leases included in our outpatient medical and research portfolio segment) to Ardent pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Ardent Lease”). The aggregate 2023 contractual base rent due to us from Ardent was approximately $133.7 million, and the current aggregate contractual base rent (computed in accordance with GAAP) was approximately $133.8 million. Under the terms of the Ardent Lease, base rent escalates annually by the lesser of four times the increase in the Consumer Price Index for the relevant period and 2.5%. The existing term of the Ardent Lease expires August 31, 2035 and Ardent has the option to renew such term for one, 10-year extension at contractual escalated rent. The Ardent Lease is guaranteed by the Ardent parent company.

As of December 31, 2023, we held a 7.5% ownership interest in Ardent, which entitles us to customary minority rights and protections and the right to appoint one member to the Ardent Board of Directors. We account for our investment in Ardent under the equity method of accounting. In May 2023, we sold approximately 24% of our ownership interest in Ardent to a third-party investor for $50.1 million in total proceeds. As a result of the sale, we recognized $33.5 million of gain for the year ended December 31, 2023 in income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent was reduced from 9.8% to 7.5%.

On November 23, 2023, Ardent became aware of a cybersecurity incident, which Ardent determined to be a ransomware attack. As a result, Ardent took its network offline, suspending all user access to its information technology applications, which resulted in disruptions to certain aspects of Ardent’s clinical and financial operations. See “Risk Factors—Our Legal, Compliance and Regulatory Risks—The occurrence of cybersecurity incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of confidential or personal information or damage our or their business relationships and reputation.” included in Part I, Item 1A of this Annual Report.

Kindred Lease

As of December 31, 2023, we leased 29 properties to Kindred pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Kindred Lease”). Pursuant to the Kindred Lease, the 29 properties are divided into two groups. The first group is composed of six properties (“Group 1”) and the second group is composed of 23 properties (“Group 2”).

The aggregate 2023 contractual base rent due to us from Kindred was approximately $130.6 million, which is comprised of $25.8 million of base rent associated with Group 1 and $104.8 million of base rent associated with Group 2. The current aggregate contractual base rent (computed in accordance with GAAP) was approximately $132.5 million, which is comprised of $25.9 million of base rent associated with Group 1 and $106.6 million of base rent associated with Group 2. Kindred is also obligated to pay additional rent in respect of the Group 1 properties equal to a percentage of aggregate patient revenues over a specified threshold. Base rent escalates annually (a) based on year-over-year changes in CPI, subject to a floor and cap, for 25 properties; and (b) 2.7% for four properties. The base rent escalator with respect to seven properties is contingent upon satisfaction of specified facility revenue parameters.

The existing term of the Kindred Lease expires on April 30, 2028 for Group 1 and April 30, 2025 for Group 2. Kindred has the option to renew all of the properties (but not less than all) (a) within Group 1 for two 5-year extensions; and (b) within Group 2 for three 5-year extensions, in each case at the greater of escalated rent and fair market rent by providing written notice no later than one year prior to the applicable expiration date. Kindred currently has the option to renew all of the properties (but not less than all) within Group 2 for one such 5-year extension by providing written notice to us before May 1, 2024. The Kindred Lease is guaranteed by a parent company.

The COVID-19 pandemic led to elevated volumes and financial performance at the properties leased to Kindred. As the pandemic receded, the financial performance has declined. While we believe that Kindred has taken and is taking targeted actions to attempt to improve the performance of the properties, there can be no assurance that Kindred will be able to do so or that such financial performance will not affect Kindred’s ability to perform their obligations to us or impact any of their decisions related to the renewal of their lease. See also “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.”, “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale, Ardent, Kindred, Atria and Sunrise.” and “Part I—Item 1A. Risk Factors—Risks Related to Our Business

Operations and Strategy—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors.” included in Part I, Item 1A of this Annual Report.

Other Business Activities

Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable. Our loans receivable and investments generally provide us with interest income and fees and are often secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related properties or may take the form of mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. See “Note 6 – Loans Receivable and Investments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

We have investments in unconsolidated entities, including through our third-party institutional capital management business, VIM. Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles. The assets in our VIM business are primarily comprised of three platforms: The Ventas Fund, a state pension fund joint venture and a sovereign wealth fund joint venture. The Ventas Fund is a perpetual life vehicle focused on investments in core and core plus life science, outpatient medical and senior housing real estate in North America. Our state pension fund joint venture is principally focused on investment in ground up development and value added redevelopment of senior housing with premier operators. And our sovereign wealth fund joint venture is focused on university-based research and innovation development projects. We also have investments in other unconsolidated entities outside of our VIM platform. See “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

From time to time, we engage in development and redevelopment activities. For example, we are party to certain agreements that obligate us to develop senior housing or other properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2023, we had six active and committed projects pursuant to these agreements, including three projects that are unconsolidated. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities, outpatient medical buildings and research centers to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Geographic Diversification of Properties

Our portfolio of assets is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total continuing revenues and NOI for the year ended December 31, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” included in Part II, Item 7 of this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Competition

We generally compete for investments in real estate with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Risks Related to Our Business Operations and Strategy—Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our expansion opportunities.” included in Part I, Item 1A of this Annual Report and “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our operators also compete on a local and regional basis with other healthcare companies that provide comparable services. Operators of healthcare real estate compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. With respect to outpatient medical buildings and research centers, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system or university, physician preferences and proximity to hospital or university campuses or research centers and quality of lab space. The ability of our tenants, operators and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Our Legal, Compliance and Regulatory Risks—We and our tenants, managers and borrowers may be adversely affected by regulation and enforcement.” included in Part I, Item 1A of this Annual Report.

Human Capital Management

At Ventas, our experienced team drives our success and creates value. As of December 31, 2023, we had 486 employees, none of which are subject to a collective bargaining agreement.

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

DE&I

Ventas has a long-standing commitment to DE&I. We have established a DE&I framework centered around key pillars of people, culture, investment and financial, and changing our society and investing in our communities. To develop action plans for each focus area of our DE&I framework, we have established a diverse, multi-disciplinary DE&I Committee with representation across job function, level and geography. Divided into subcommittees representing each area of the framework, team members are tasked with mobilizing a strategic and coordinated effort to create positive change across our company. Development and execution of the DE&I framework is a component of our incentive compensation programs.

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

Organizational Resilience

Our talented employee base is the foundation of our organizational resilience. We design our talent strategies to attract and retain talented individuals, who will drive our success and advance our industry leadership. As part of our employee value proposition, in addition to competitive compensation and benefits offerings, we invest in growth, development opportunities and comprehensive performance management for our employees that empower them to realize their full potential, expand their capabilities and fill critical roles within the organization. Our employee base is comprised of a mix of longer tenured employees, who contribute deep institutional experience and knowledge, and shorter tenured employees, who contribute new perspectives and ways of doing things. More than 40% of our employees have been promoted from within the organization to more senior roles.

The Nominating, Governance & Corporate Responsibility Committee leads, and the Board oversees and reviews at least annually, a robust short- and long-term succession planning process for our senior management team, including our CEO. In general, our management succession planning is designed to anticipate both “planned” successions, such as those arising from anticipated retirements, and unplanned succession events, including emergencies and a range of other potential contingencies.

The CEO and Chief Human Resources Officer support the annual succession plan review conducted by the Nominating, Governance & Corporate Responsibility Committee by providing information about each executive role and succession scenarios, including an overview of each potential successor’s experience and potential, readiness assessment and planned leadership development opportunities. The independent members of the Board also regularly interact with executives across several leadership levels of Ventas through management presentations at the Board meetings and other informal events to form their own independent assessment of senior leaders.

Both the Nominating, Governance and Corporate Responsibility Committee and the Board also regularly review strength and gaps in the executive and senior management team and their organizations with the Company’s long-term strategy and goal of optimizing performance in mind. When appropriate, action plans are identified and executed to drive performance, enhance organizational resilience and support succession planning, including for the CEO. We engage third party experts where appropriate to bring additional insights to, and facilitate, succession planning, conduct assessments and provide coaching and development to executives and others in cases where the Company and the employee will benefit.

Environmental, Social and Governance (“ESG”)

The Ventas approach to ESG is rooted in our strategy and the interests of our investors, employees and other stakeholders. Three priorities guide our ongoing ESG efforts:

•Our Impact: Enabling sustainable environments and strong communities
•Our Employees: Empowering exceptional people
•Our Standards: Leading in governance and transparency

Ventas has set measurable goals related to each of our key ESG topics, including targets to reduce greenhouse gas emissions, energy, water and waste. Our key ESG topics and progress against our goals are reported annually in our Corporate Sustainability Report.

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

We maintain the property insurance for a vast majority of our properties in our outpatient medical and research portfolio and SHOP segments. We also maintain liability insurance for certain outpatient medical properties, as well as the general and professional liability insurance for certain senior housing communities and related operations in our SHOP segment. However, some senior housing managers maintain the general and professional liability insurance for our senior housing communities and related operations that they manage in accordance with the terms of our management agreements.

Through our outpatient medical and research portfolio, we provide engineering, construction and architectural services in connection with new development projects, and we maintain and cause tenants, contractors, design professionals and other parties involved with such services to maintain property and liability insurance with respect to those activities.

In May 2020, the Company formed a wholly-owned captive insurance company, which provides insurance coverage for losses below the deductible and within the self-insured retention of the commercial property, general and professional liability insurance that we maintain for certain of our outpatient medical and senior housing locations. The Company created this captive as part of its overall risk management program and to stabilize insurance costs.

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

GOVERNMENT REGULATION

United States Healthcare Regulation, Licensing and Enforcement

Overview

We, along with our tenants, borrowers, and managers in the United States, are subject to or impacted by extensive and complex federal, state and local healthcare laws and regulations, including laws and regulations relating to quality of care, licensure and certificates of need (“CON”), conduct of operations, government reimbursement, such as Medicare and Medicaid, fraud and abuse, qualifications of personnel, appropriateness and classification of care, adequacy of plant and equipment and data privacy and cybersecurity. Although the effects of these laws and regulations on our business are typically indirect, some of these laws and regulations apply directly to us and the senior housing communities in our senior living operations segment, where we generally hold the applicable healthcare licenses and enroll in applicable reimbursement programs. Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal, and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by us or our tenants, borrowers or managers could have a significant effect on our and their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors—Our Legal, Compliance and Regulatory Risks” in Part I, Item 1A of this Annual Report.

Licensure, Certification and CONs

Regulation of senior housing communities consists primarily of state and local laws that may require licenses, certifications and permits, and may vary greatly from one jurisdiction to another. Our senior housing communities that receive Medicaid payments are also subject to extensive federal laws and regulation. Inpatient rehabilitation and long-term acute care facilities, other healthcare facilities, and skilled nursing facilities, which we do not directly operate, are typically subject to extensive federal and state regulation and must hold various licenses, certifications, and permits. Licensure and certification may be conditioned on requirements related to, among other things, the quality of medical care provided by an operator, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment and continuing compliance with applicable laws and regulations. Federal and state government agencies issued additional requirements in connection with the COVID-19 pandemic, some of which impose COVID-19 testing, reporting and other requirements.

Sanctions for failure to comply with licensure and certification laws and regulations include loss of licensure or certification and ability to participate in or receive payments from the Medicare and Medicaid programs, suspension of or non-payment for new admissions, fines, and potential criminal penalties. Even if we are not the operator of a facility, imposition of such sanctions could adversely affect the healthcare facility operator’s ability to satisfy its obligations to us. Further, if we have to replace a tenant, we may experience difficulties in finding a replacement and effectively and efficiently transitioning the property to a new tenant. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

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

Because we generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment, we could be directly impacted by these healthcare fraud and abuse laws, as well as subject to potential investigation or enforcement. See “Risk Factors—Risks Related to Our Business Operations and Strategy—Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

Reimbursement

Sources of revenue for us and some of our tenants or borrowers include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs, and non-governmental third-party payors, such as insurance carriers and health maintenance organizations. Medicare is a federal health insurance program for persons aged 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program for eligible needy persons that is funded jointly by federal and state governments and administered by the states. Medicaid eligibility requirements and benefits vary by state. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, regulations and administrative and judicial interpretations of existing law.

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

For the year ended December 31, 2023, approximately 7.6% of our total revenues and 17.5% of our total NOI were attributable to acute and post-acute healthcare facilities in which our third-party tenants receive reimbursement for their healthcare services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those leased facilities.

CARES Act and Similar Governmental Funding Programs

In response to the COVID-19 pandemic, in 2020, Congress enacted a series of economic stimulus and relief measures through the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”) and the Consolidated Appropriations Act, 2021 (“CAA”). In total, the CARES Act, the PPPHCE Act and the CAA authorized approximately $175 billion to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”), which is administered by the U.S. Department of Health & Human Services (“HHS”). These grants were intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions, including not using grants received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse, reporting and record keeping requirements and cooperating with any government audits.

We applied for and received grants from the Provider Relief Fund in late 2020 through 2022 on behalf of the assisted living communities in our senior living operations segment. Many of our tenants, managers, borrowers and unconsolidated entities also received grants from the Provider Relief Fund. As a recipient of funds from the Provider Relief Fund, we are required to comply with detailed reporting requirements specified by HHS, including in some instances by providing a third-party audit of the use of the funds received in accordance with Generally Accepted Government Auditing Standards or in conformance with the requirements of 45 CFR §75.514. In addition, the HHS Office of Inspector General and the Pandemic Response Accountability Committee each have the right to conduct their own audits of our use of funds from the Provider Relief Fund and HHS has the right to recoup some or all of the payments if it determines those payments were not made or the funds not used in compliance with its rules, regulations and interpretive guidance. In May 2023, the HHS Office of Inspector General notified us that they would be conducting an audit of thirty assisted living applicants’ use of the funds received from the Provider Relief Fund. Two of our applications were selected as part of the audit. While we believe we are in compliance with all requirements related to the payments received, we cannot assure you of that and we cannot assure you that some or all of the grants received will not need to be repaid.

We, and our tenants, borrowers, managers and unconsolidated entities also received grants administered by other domestic, foreign, local, regional or national governments on behalf of our senior housing communities to partially mitigate losses attributable to COVID-19.

There remains a high degree of uncertainty surrounding the interpretation and application of the CARES Act, the PPPHCE Act and the CAA and the rules, regulations and guidance thereunder. See “Risk Factors—Our Legal, Compliance and Regulatory Risks—There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other pandemic-related legislation. There can be no assurance as to the total amount of financial assistance that we or our tenants, managers or borrowers will receive or retain.” included in Part I, Item 1A of this Annual Report.

Federal, state and local governments and agencies implemented or announced other programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which benefited our tenants, borrowers, managers and our senior living operations segment, but that impose significant regulatory and compliance obligations.

Data Privacy and Cybersecurity

There are several other laws and regulations, and legislative and regulatory initiatives, at the federal and state levels addressing data privacy and cybersecurity. In most cases, we depend on our tenants and managers to fulfill any compliance obligations with respect to these privacy and security laws and regulations.

For example, data privacy and cybersecurity regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), restrict the use and disclosure of individually identifiable health information (“protected health information” or “PHI”), provide for individual rights and require safeguards for PHI and notification of breaches of unsecure PHI. Entities subject to HIPAA include most healthcare providers, including some of our tenants and borrowers. These covered entities are required to implement administrative, physical and technical practices to protect the security of PHI that is electronically maintained or transmitted. Business associates of covered entities who create, receive, maintain or transmit PHI are also subject to certain HIPAA provisions. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties. The Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches. and regulate unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the U.S. Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation to which we or our tenants and managers may be subject if passed.

Data privacy and cybersecurity are also areas of increasing state legislative focus, and states are increasingly proposing or enacting legislation that relates to data privacy and cybersecurity. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), gives California residents certain rights with respect to their personal information. Other states where we or our tenants or managers do business, or may in the future do business, have enacted, or are considering enacting, comprehensive data privacy and cybersecurity laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach, and we or our tenants or managers may be required to report events related to data privacy or cybersecurity issues, events where customer information may be compromised, unauthorized access to our systems or networks and other security breaches, to affected individuals or the relevant regulatory authorities. These state statutes, and other similar federal and state laws and regulations that may be enacted in the future, may require us or our tenants or managers to modify our or their data processing practices and policies, incur substantial compliance-related costs and expenses and otherwise suffer adverse impacts on our business.

International Healthcare Regulation

We own senior housing communities in Canada and the United Kingdom. Senior living residences in Canada are provincially regulated. Within each province, there are different categories for senior living residences that are generally based on the level of care sought or required by a resident (e.g., assisted or retirement living, senior living residences, residential care, long-term care). In some of these categories and depending on the province, residences may be government funded, or the individual residents may be eligible for a government subsidy, while other residences are exclusively private-pay. The governing legislation and regulations vary by province, but generally impose licensing requirements and requirements related to quality control, public health, infection control and other care-related operating standards. These laws empower regulators in each province to take a variety of steps to ensure compliance, conduct inspections, issue reports and generally regulate the industry. Our communities in Canada are also subject to data privacy and cybersecurity legislation, including, in certain provinces, data privacy and cybersecurity laws specifically related to personal health information. Although the obligations of senior living residences in the various provinces differ, they all include the obligation to protect personal information. The powers of data privacy and cybersecurity regulators and penalties for violations of data privacy and cybersecurity laws vary according to the applicable law or are left to the courts. Our senior living residences in Canada are also subject to a variety of other laws and regulations, including minimum wage standards and other employment laws.

In the United Kingdom, our senior housing communities are principally regulated as “care home services” under the Health and Social Care Act 2008. This legislation subjects service providers to standards of care and requires, among other things, that all persons carrying out such activities, and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to the U.K.’s Data Protection Act 2018, as supplemented by the European Union’s General Data Protection Regulation as implemented into U.K. law (collectively, “UK GDPR”), which governs the processing of personal data (including in relation to employees, clients and residents of care home services). The UK GDPR imposes a significant number of obligations on data controllers with the potential for fines of up to 4% of annual worldwide turnover or £17.5 million, whichever is greater. Our business operations in the United Kingdom are also subject to a range of other regulations, such as the U.K. Bribery Act 2010.

Regulation Impacting Life Sciences Research

Some of our tenants, including university-affiliated organizations and private sector companies, conduct life sciences, medical device or related research. These tenants may be dependent on private investors, the federal government or other sources of funding to support their activities. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. Therefore, these tenants may face high levels of regulation, expense and uncertainty. See “Risk Factors—Risks Related to Our Business Operations and Strategy—Our research tenants face unique levels of expense and uncertainty.” included in Part I, Item 1A of this Annual Report.

Our tenants with marketable products may be adversely affected by healthcare reform and government reimbursement policies, including changes under the current presidential administration or by private healthcare payors.

Tax Regulation

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally will not be required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a C corporation. We are required to pay U.S. federal income tax in certain circumstances, including on taxable income earned by our taxable REIT subsidiaries.

In addition, we may be subject to state and local tax in the U.S. Certain states do not conform completely to the federal income tax rules. We also are subject to non-U.S. tax on our operations in Canada and in the U.K., as our U.S. REIT status does not by itself afford us special tax status in those countries. We attempt to structure our investments outside of the U.S. in the most efficient manner possible, but do expect to incur some tax expense on our non-U.S. operations, which could increase due to tax rate increases, interest expense limitations or other changes in law. The Company is continuing to evaluate the potential effect of pending legislation related to interest expense deductibility in Canada, which could have a significant impact to income tax expense and cash taxes in future periods. See “Risk Factors—Our REIT Status Risks—Legislative or other actions affecting REITs or taxes could have a negative effect on our stockholders or us.” included in Part I, Item 1A of this Annual Report.

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

Our senior housing communities, including certain of our independent living communities, that are considered “qualified healthcare properties” that are not leased to a third party operator generally must be owned and operated in a structure where we engage a third-party manager to manage and operate the senior housing communities. For these senior housing communities we are required to rely on a third-party manager to manage and operate the property, including for purposes of procuring supplies, hiring and training all employees, entering into all third-party contracts for the benefit of the property, including resident/patient agreements, complying with laws and regulations, including but not limited to healthcare laws, and providing resident care and services, in exchange for a management fee. We treat most of the senior housing communities in our SHOP segment as qualified healthcare properties that must be operated by third-party managers.

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

With respect to our properties that are operated by third parties, we may be held primarily or jointly and severally liable for costs relating to the investigation and cleanup of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. See “Risk Factors—Risks Related to Our Business Operations and Strategy—Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

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

We and our tenants, managers and borrowers compete with various other companies in attracting and retaining qualified and skilled personnel who are responsible for our day-to-day operations. Competitive pressures, including historically low unemployment and rising inflation, may require that we or our tenants, managers or borrowers enhance pay and benefits packages to compete effectively for such personnel or use more costly contract or overtime labor. We and our tenants, managers and borrowers may not be able to offset such additional costs by increasing the rates we charge, whether to residents, tenants or others. If there is an increase in these costs or if we or our tenants, managers and borrowers fail to attract and retain qualified and skilled personnel, our respective businesses and operating results could be adversely affected.

The COVID-19 pandemic, policy and other actions taken in response to the pandemic and other recent events, such as the conflicts between Russia and Ukraine and in the Middle East and supply chain disruptions, have exacerbated, and may continue to exacerbate, increases in the consumer price index. Many of our costs and the costs of our tenants, managers and borrowers, including operating and administrative expenses, interest expense and real estate acquisition and construction costs, are subject to inflation. These include expenses for property-related contracted services, utilities, repairs and maintenance and insurance and general and administrative costs including compensation costs, technology services and professional service fees. See also “—We may face increased risks and costs associated with volatility in materials and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects.” Property taxes are also impacted by inflationary changes because taxes in some jurisdictions are regularly reassessed based on changes in the fair value of our properties. We may not be able to offset such additional costs by passing them through, or increasing the rates we charge, to residents and tenants. If there is an increase in these costs, our business, cash flows and operating results could be adversely affected.

U.S. government policies implemented to address inflation, including actions by the Board of Governors of the Federal Reserve System (the “U.S. Federal Reserve”) to increase interest rates, could negatively impact consumer spending, our and our tenants’, managers’ and borrowers’ businesses, and future demand for our properties. In particular, primarily in response to concerns about inflation, the U.S. Federal Reserve significantly raised its benchmark federal funds rate compared to recent historical levels, which has led to elevated interest rates in the credit markets and other impacts on the macroeconomic environment. Elevated interest rates may continue to have an adverse impact on us and our tenants, managers and borrowers. See also “—Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations.”, “—If our tenants’, managers’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected.”

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

A substantial portion of our value is derived from properties in California, Illinois, New York, Pennsylvania, Texas and Quebec, Canada, and as a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, changing demographics, increased construction and competition or decreased demand for our properties, regional climate events, such as wildfires or storms, and changes in state-specific legislation, which could adversely affect our business, financial condition and results of operations.

The secondary and tertiary effects of the COVID-19 pandemic may continue to have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic, policy and other actions taken in response to the pandemic materially and negatively impacted our businesses in a number of ways, and the secondary and tertiary effects of the COVID-19 pandemic are expected to continue to do so. For instance, our financial results were adversely impacted by increased operating costs at our senior housing communities as a result of labor pressures, public health measures and other operational and regulatory dynamics attributable or related to the pandemic and decreased revenues due to a reduction in occupancy in these communities. Many of our tenants, managers and borrowers also incurred significant costs or losses or are under increased financial pressure as a result of the pandemic and its secondary and tertiary effects, including as a result of increased expenses due to labor and inflationary pressures and elevated interest rates and decreased revenues, which increased the risk that they are unable to comply with their obligations to us.

Across our asset classes, the policy and other actions taken in response to the pandemic and its secondary and tertiary effects have created a heightened risk of financial deterioration, including bankruptcy or insolvency, of our tenants, borrowers, managers and other obligors due to factors such as continued decreased occupancy (which remains lower than pre-pandemic levels), increased labor and other operating expenses, elevated interest rates and exposure to increased litigation and regulatory risk. See also “—If our tenants’, managers’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected.” and “—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors.”

Senior housing communities were disproportionately impacted by COVID-19 and its secondary and tertiary effects. Lower labor force participation rates and inflationary pressures affecting wages drove increased labor expenses across senior housing communities, with our tenants, managers and borrowers implementing higher wage rates, more costly overtime and usage of contract labor to address these challenges. Our tenants, managers and borrowers have experienced significant cost increases as a result of inflationary pressures, increased health and safety measures, increased governmental regulation and compliance, vaccine mandates and other operational changes necessitated either directly or indirectly by the COVID-19 pandemic. Many of these expenses have remained at these higher levels even as the COVID-19 pandemic has subsided and labor force participation has increased above pre-pandemic levels and inflation increases have begun to mitigate. Increases in labor or other operating costs affects the net operating income of our SHOP segment and could affect the ability of our triple-net tenants and borrowers to meet their obligations to us, which in turn, could adversely affect our triple-net leased segment.

The secondary and tertiary effects of the COVID-19 pandemic on occupancy remains uncertain, especially as new strains of COVID-19 and other viruses and infections, such as flu and respiratory syncytial virus (RSV), arise and spread and clinical trends fluctuate. Any decrease in occupancy would affect the net operating income of our SHOP segment and could affect the ability of our triple-net tenants and borrowers to meet their obligations to us, which in turn, could adversely affect our triple-net leased segment.

The secondary and tertiary effects of the COVID-19 pandemic, policy and other actions taken in response to the pandemic have impacted the macroeconomic environment and global financial markets in significant ways, including through increased rates of inflation and interest rates and increasing labor pressure. These consequences have adversely impacted and may continue to adversely impact our business, financial condition and results of operations and that of our tenants, managers and borrowers. See also “—Risks Related to Our Business Operations and Strategy-Macroeconomic trends including rising labor costs and historically low unemployment, increases in inflation, changes in exchange rates and rising interest rates may adversely affect our business and financial results.”

The extent of the secondary and tertiary effects of the COVID-19 pandemic, policy and other actions taken in response to the pandemic on our operational and financial performance will depend on a variety of factors, including the rise of new variants of the COVID-19 virus and the effectiveness of available vaccines and therapeutics against those variants; the availability and accuracy of testing; the rate of acceptance of available vaccines, vaccine boosters and therapeutics; the speed at which available vaccines, including boosters and updated versions of vaccines, and therapeutics can be successfully deployed; the rise and spread of other health conditions, such as flu and RSV; ongoing clinical experience, which may differ considerably across governmental and regulatory bodies and regions and fluctuate over time; the ongoing impact on the macroeconomic environment and global financial markets, including on inflation, interest rates and the labor market; and on other future developments, including the ultimate duration, spread and intensity of new outbreaks of COVID-19 and other conditions, such as flu and RSV, the extent to which governments impose, rollback or re-impose preventative restrictions and the availability of ongoing government financial support to our business, tenants, managers and borrowers.

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

Under the REIT tax rules, the senior housing communities in our SHOP segment that are “qualified healthcare properties” generally must be operated and managed for us by third-party managers and we have limited rights to direct or influence the business or operations of those communities. A number of our non-qualified healthcare properties are also managed by third-party managers. However, in each case, we nonetheless participate directly in the financial performance of the communities’ operations and are ultimately responsible for all operational risks and other liabilities of such properties, other than those arising out of certain actions by our managers, such as gross negligence, fraud or willful misconduct. These risks include, and our financial performance is impacted by, among other things, fluctuations in occupancy levels, the inability to charge desirable resident fees (including anticipated increases in those fees), increases in the cost of food, supplies, energy, labor (as a result of labor shortages, unionization, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, changes in management or equity, accounting misstatements, professional and general liability claims, litigation and regulatory actions, and the availability and cost of insurance. Any one or a combination of these factors could impact the performance of our SHOP segment, which could adversely affect our business, financial condition and results of operations. Such risks could also arise as a result of our ownership of outpatient medical and research buildings, and which could also adversely affect our business, financial condition and results of operations.

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

A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale, Ardent, Kindred, Atria and Sunrise.

The portfolios managed or leased by Atria, Sunrise, Brookdale, Ardent and Kindred represent a substantial portion of our portfolio and account for a significant portion of our revenues and NOI.

We rely on Atria and Sunrise to manage a significant portion of the properties in our SHOP segment, including by setting appropriate resident fees, managing expenses, providing accurate property-level financial results in a timely manner and otherwise operating our senior housing communities profitably and in compliance with the terms of our management agreements and all applicable law and regulation. Any adverse developments in such managers’ business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could adversely affect the financial performance of our properties and our business, financial condition and results of operations. If either Atria or Sunrise experience financial, legal, accounting, regulatory or other difficulties that impact their financial stability or ability to operate, our business, financial condition and results of operations could be adversely affected.

We depend on Brookdale, Ardent and Kindred to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing, if any, affecting the properties they lease from us. These tenants have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. We cannot assure you that they will be able to, or will continue to, satisfy their obligations to us, and any failure, inability or unwillingness by them to do so could adversely affect our business, financial condition and results of operations. Any failure by any one of Brookdale, Ardent or Kindred to effectively conduct its operations or to maintain and improve the properties they lease from us could adversely affect their financial condition and, in turn, our business, financial condition and results of operations.

If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.

Our leases and management agreements have set terms. For example, if not renewed, our lease of 23 LTACs to Kindred is set to expire on April 30, 2025 and our lease of 121 senior living assets to Brookdale is set to expire on December 31, 2025. While our leases and management agreements may be renewed, either pursuant to prenegotiated renewal rights or through negotiation, there can be no assurance that our tenants will renew their leases with us, or our managers will renew their management agreements with us. Even if a tenant renews its lease with us, or a manager renews its management agreement with us, we cannot assure you that the renewals will be on favorable terms. This risk may be exacerbated if market conditions at the time of the renewal are not as favorable as they were at the time the lease or management agreement was initially entered into or if the tenant or manager is subject to financial or operational difficulties. For instance, the financial performance of the properties leased to Kindred has declined since the end of the COVID-19 pandemic and the termination of the public health emergency, increasing the risk that Kindred will not renew its lease, either in whole or in part, or, even if the lease is renewed, that it will be on terms are not as favorable to us. See “Our Businesses— Senior Housing Operating Portfolio (SHOP)—Triple-Net Leased Properties—Kindred Lease” in Part I, Item 1 of this Annual Report.

Our leases and management agreements provide us, our tenants and our managers with termination rights in certain circumstances. If our leases or management agreements are not renewed or are otherwise terminated, we may attempt to reposition those properties with one or more tenants or managers, as applicable, or for an alternative use. We may not be successful in identifying suitable replacements or entering into leases, management agreements or other arrangements with new tenants or managers on a timely basis or on terms as favorable to us as our current leases or management agreements, if at all. We may be required to fund certain expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) or provide certain indemnities to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned.

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

During transition periods to new tenants or managers or as a result of a repositioning for an alternative use, the attention of existing tenants or managers may be diverted from the performance of the properties, which could cause the financial and operational performance at those properties to decline. Our ability to reposition our properties with a suitable replacement tenant or manager or for an alternative use could be significantly delayed or limited by state licensing, receivership, certificates of need, Medicaid change-of-ownership rules or other legal and regulatory requirements or restrictions. We could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings.

In the case of our leased properties, following expiration of a lease term, or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we attempt to reposition the properties with a suitable replacement tenant or for an alternative use. This risk could be exacerbated by laws and regulations in certain jurisdictions that limit our ability to take remedial action against defaulted tenants under certain circumstances. Market conditions in effect at the time of the expiration or default of a lease may require us to reduce our rental rates below those we currently charge to retain tenants or obtain new suitable replacement tenants. Our ability to locate and attract suitable replacement tenants could be impaired by the specialized healthcare use or contractual restrictions on use of the property, and we may be forced to spend substantial amounts to adapt the properties to other uses.

If our tenants’, managers’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected.

We rely heavily on our tenants, managers and borrowers and their ability to perform their obligations to us, regardless of whether our relationship is structured as a triple-net lease, as a management contract or as a loan. Any of our tenants, managers or borrowers may experience a weakening in their overall financial condition, including as a result of deteriorating operating performance, changes in industry or market conditions, including supply-demand dynamics, rising or elevated interest rates or inflation, or other factors. If their financial condition deteriorates, they may be unable or unwilling to make payments or perform their obligations to us in a timely manner, if at all. Although we generally have the right under specified circumstances to terminate a lease, evict a tenant, terminate our management agreements, demand immediate repayment of outstanding loan amounts or pursue other remedies, we may not be able to enforce these rights, or we may determine it is not prudent to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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

See also “—If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment.” below.

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

See also “—If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment.” and “—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors.”

If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment.

If a borrower defaults under a mortgage or other loan for which we are the lender, we may attempt to obtain payment in full or foreclose on the collateral securing the loan, including by acquiring any pledged equity interests or acquiring title to the subject properties, to protect our investment. The defaulting borrower may not be able to repay us even if we are legally entitled to full repayment of the debt. The defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies or bring claims against us for lender liability. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, financial condition and results of operations. See “—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors.” above.

Although our loan agreements give us the right to exercise, under certain circumstances, certain remedies in the event of default on the obligations owing to us, we may decide not to exercise those remedies for one or more reasons. For example, we may not exercise remedies (or be successful in exercising remedies) if the terms are not enforceable, if the terms are too costly to enforce or if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches. We may also decide not to enforce other contractual protections, such as annual rent escalators, or the properties may not generate sufficient revenue to achieve the specified rent escalation parameters.

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

We invest in a variety of assets classes in real estate, including senior housing, outpatient medical, research, hospitals, long-term acute care facilities and other healthcare properties. While we endeavor to invest in a diversified portfolio, there can be no assurance that in a particular economic or operational environment all assets will perform equally well or that our balance sheet will be appropriately balanced. Each of our asset classes are subject to their own dynamics and their own specific operational, financial, compliance, regulatory and market risks.

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

Our tenants, managers and borrowers include senior housing managers, hospitals, post-acute facilities and other healthcare systems, medical practices and life sciences and technology companies that are subject to a complex set of trends affecting their businesses and the industries in which they operate. If we or they are unable to successfully navigate these trends, our business, financial condition and results and that of our tenants, managers and borrowers could be adversely affected.

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

Our tenants, managers and borrowers face a highly competitive labor market, which has been compounded by general inflationary pressures on wages and the secondary and tertiary effects of the COVID-19 pandemic and could be further compounded by a shortage of care givers or other trained personnel, union activities or minimum wage laws. For example, California SB-525, which was signed into law in June 2023 and will become effective in June, 2024, requires certain healthcare facility employers to pay wages for certain covered employees that are higher than other state-mandated minimum wages. Pressures such as these may require our tenants, managers and borrowers to comply with regulations or enhance pay and benefits packages to compete effectively for trained personnel or use high-cost alternatives to meet labor needs, including contract and overtime labor. They may be unable to offset these increased costs by increasing the amounts they charge their patients, residents or clients. Rising labor expense could negatively impact the financial condition of our tenants, managers and borrowers and impair their ability to meet their obligations to us.

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

The hospitals on or near the campuses where our outpatient medical buildings are located and their affiliated health systems may not remain competitive or financially viable.

Our outpatient medical buildings and other properties that serve the healthcare industry depend on the competitiveness and financial viability of the hospitals on or near the campuses where our properties are located or that our properties are otherwise affiliated with, and their ability to attract physicians and other healthcare-related clients to our properties. The viability of these hospitals, in turn, depends on a solid quality and mix of healthcare services provided, successful competition for patients, physicians and physician groups, positive demographic trends in the surrounding community, positive macroeconomic conditions, superior market position and growth potential as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near the campus where one of our properties is located fails or becomes unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, that hospital may be unable to compete successfully. That could adversely impact the hospital’s ability to attract physicians and other healthcare-related clients, and, in some cases, the hospital might even close or relocate. We rely on proximity to and affiliations with hospitals to create leasing demand in our outpatient medical buildings and similar properties. If a hospital moves, closes, doesn’t remain competitive or financially viable or can’t attract physicians and physician groups, our properties and our business, financial condition and results of operations could be adversely affected.

We rely on relationships with universities, and changes in our relationships with those universities could adversely affect our operating results.

Our research and other properties that serve the life sciences industry often depend on maintaining strong relationships with colleges and universities who often are anchor tenants in our properties and often serve as the ground lessor for the land upon which our properties are built. Many of these colleges and universities have significant endowments, a low cost of capital and own and operate their own competing on-campus facilities. These colleges and universities may not renew their leases with us or may not invest their resources in the programming conducted within the space they lease from us, which could have an adverse effect on our properties and our business, financial condition and results of operations could be adversely affected.

Our research tenants face unique levels of expense and uncertainty.

Our research tenants develop and sell products and services in an industry that is characterized by rapid and significant changes, evolving industry standards, significant research and development risk, in some cases, and uncertainty over the implementation of new healthcare reform or medical device legislation. These tenants, particularly those involved in developing and marketing pharmaceutical or other life science products, require significant outlays of funds for the research and development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their other obligations, including rent payments to us. Our tenants’ ability to raise capital depends on the timely success of their research and development activities, viability of their products and technologies, their financial and operating condition and outlook and the overall financial, banking and economic environment. If private investors, the federal government, universities, public markets or other sources of funding are unavailable to support these tenants because of general economic conditions, adverse market conditions or otherwise, a tenant may not be able to pay rent or meet its other obligations to us and its business may fail. The financing market for research companies has been and may continue to be volatile, which may contribute to these risks.

The research and development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals. The approval process is typically long, expensive and uncertain. Even if our tenants have sufficient funds to seek approvals, one or all of their products may fail to obtain the required regulatory approvals on a timely basis or at all. Our tenants may only have a small number of products under development. If one product fails to receive the required approvals at any stage of development, it could significantly and adversely affect the tenant’s entire business. Our tenants may be unable to manufacture their products successfully or economically, may be unable to adapt to rapid technological advances in their industry, may be unable to adequately obtain, maintain, enforce, defend, protect or commercialize their intellectual property, may face competition from new products or may not receive acceptance of their products. If our research tenants’ business deteriorates for these or any other reasons, they may be unable to make payments or meet their other obligations to us.

We cannot assure you that any of our research tenants will be successful in their businesses. Any tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making payments or satisfying its other obligations to us, which in turn could adversely affect our business, financial condition and results of operations. See also “—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.”

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

See also “—Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our expansion opportunities.” below.

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

Our positive reputation for quality and service with our stakeholders, including our tenants, managers, development partners, lenders and stockholders, could be damaged. Such damage to our reputation could result if, for example, we experience a sustained period of distress, either as a result of general market conditions or otherwise, where our properties underperform, our tenants or managers default or in other instances that result in misalignment with those parties. Damage to our reputation could result in a decrease in the market price of our common stock or make it more difficult to continue to grow and expand our relationships with our tenants, managers, development partners and lenders, which could adversely affect our business, financial condition and results of operations.

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

The price of commodities and skilled labor for our construction projects may increase due to external factors, including, but not limited to, performance of third-party suppliers and contractors; overall market supply and demand; elevated or increasing interest rates; government regulation and policies, including actions taken by the Federal Reserve, and changes in general business, economic or political conditions. As a result, the costs of construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly over time.

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

Our investments in outpatient medical buildings and research buildings and facilities as well as other properties may be made through leasehold interests in the land on which the buildings are located, leases of air rights for the space above the land on which the buildings are located, or other similar restrictive arrangements. Many of these ground lease, air rights and other restrictive agreements impose significant limitations on our uses of the subject properties, restrict our ability to sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. We could lose our interests in the subject properties if the ground lease, air rights or other restrictive agreements are breached by us, are terminated or expire. In addition, we could be forced to renegotiate such ground leases upon their expiration on terms that are unfavorable to us.

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

Activist investors may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to affect changes or acquire control over us. For example, on January 10, 2024 an activist investor nominated three candidates to our Board of Directors in connection with our 2024 Annual Meeting of Stockholders. Responding to these actions can be costly and time-consuming, divert the attention of our Board and management from the management of our business and the pursuit of our business strategies. In addition to incurred costs, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

Our Capital Structure Risks

Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations.

We are dependent on the capital markets and any disruption to the capital markets or our ability to access such markets could impair our ability to fulfill our dividend requirements, make payments to our security holders or otherwise finance our business operations. Adverse developments affecting economies throughout the world, including rising inflation, a general tightening of availability of credit (including the price, terms and conditions under which it can be obtained), the state of the public and private capital markets, decreased liquidity in certain financial markets, elevated or increased interest rates, foreign exchange fluctuations, declining consumer confidence, the actual or perceived state of the real estate market, tightened labor markets or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could impact our business, financial condition and results of operations. For example, unfavorable changes in general economic conditions, including recessions, economic slowdowns, high unemployment and rising prices or the perception by consumers of weak or weakening economic conditions may reduce disposable income and impact consumer spending in healthcare or senior housing, for example, which could adversely affect our financial results.

During inflationary periods, interest rates have historically increased, which would have, and in recent periods has had, a direct effect on the interest expense and overall cost of our borrowings. In particular, primarily in response to concerns about inflation, the U.S. Federal Reserve has significantly raised its benchmark federal funds rate, which has led to increases in interest rates in the credit markets. The U.S. Federal Reserve may continue to raise the federal funds rate, may maintain an elevated federal funds rate for longer than the market expects, or may not lower the federal funds rate consistent with market expectations. Any of these actions or failure to take action could result in higher interest rates in the credit markets and the possibility of lower asset values, slowing economic growth and/or a recession. We are exposed to increases in or elevated interest rates in the short term through our variable-rate borrowings, which consist of borrowings under our unsecured credit facility, our unsecured term loans, our commercial paper program and certain other credit facilities. Therefore, interest rate increases or sustained elevated interest rates, due to inflation or otherwise, have in recent periods increased and may continue to increase our interest expense under these variable-rate facilities in the short term and increase our financing costs as we refinance our existing variable-rate and fixed-rate long-term borrowings, or incur additional interest expense related to the issuance of incremental debt in the long term.

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

Interest rates have risen over the past number of years. Increases in or elevated interest rates may result in a decrease in the value of our real estate, a decrease in the market price of our common stock and a decrease in our cash flows and net income. Increases in or elevated interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and price of our common stock could significantly impact our ability to raise new debt and equity capital going forward and increase the cost of financing on our acquisition, investment, development and redevelopment activity. An increase in or elevated interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.

We receive a significant portion of our revenues by leasing assets under long-term triple-net leases that generally provide for fixed rental rates subject to annual escalations, while certain of our debt obligations are floating rate obligations with interest and related payments that vary with the movement of the Secured Overnight Financing Rate (“SOFR”), Bankers’ Acceptance or other indexes. The generally fixed rate nature of a significant portion of our revenues and the variable rate nature of certain of our debt obligations create interest rate risk. If interest rates continue to rise or remain elevated, the costs of our existing floating rate debt would increase or remain elevated and any new debt that we incur could increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our acquisition, investment, development and redevelopment activity.

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

As of December 31, 2023, we had approximately $13.6 billion of outstanding principal indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. Our indebtedness requires us to dedicate a significant portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness on an absolute basis or as a ratio to our cash flow could also have the following consequences:

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

The secondary and tertiary effects of the COVID-19 pandemic on our business could lead to downgrades of our long-term credit rating. See “Risk Factors—Risks Related to Our Business Operations and Strategy—The secondary and tertiary effects of the COVID-19 pandemic may continue to have a material adverse effect on our business, financial condition and results of operations.” above. Any future downgrades could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments.

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

From time to time, we or our tenants or managers may be subject to lawsuits, investigations, claims and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of our tenants or managers. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims, class action claims, employment claims, as well as regulatory proceedings, including proceedings related to our SHOP segment, where we are typically the holder of the applicable healthcare license.

In our operating assets, including those in our SHOP and outpatient medical and research segments, we are generally responsible for all liabilities of the properties, including any lawsuits, investigations, claims and other legal or regulatory proceedings, other than those arising out of certain limited actions by our managers, such as those caused by gross negligence, fraud or willful misconduct. As a result, we have exposure to, among other things, professional and general liability claims, employment law claims and the associated litigation and other costs related to defending and resolving such claims, some of which may be uninsured, either as a result of insufficient coverage or unavailability of coverage at a reasonable price. In our SHOP segment in particular, if one of our managers fails to comply with applicable law or regulation, we may be held responsible, which could subject us to civil, criminal and administrative penalties, including the loss or suspension of accreditation, licenses or certificates of need; suspension of or nonpayment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal, state or foreign healthcare programs; or facility closure. In addition, we cannot assure you that any contractual obligations to indemnify, defend and hold us harmless from such liabilities will be satisfied by third parties, or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification.

An unfavorable resolution of any such lawsuit, investigation, claim or other legal or regulatory proceeding could materially and adversely affect our or our tenants’ or managers’ liquidity, financial condition and results of operations, and may not be protected by sufficient or any insurance coverage. Even with a favorable resolution of litigation or a proceeding, the effect of litigation and other potential litigation and proceedings may materially increase operating costs we or our tenants or managers incur. Negative publicity with respect to any lawsuits, claims or other legal or regulatory proceedings may also negatively impact their or our or the properties’ reputation.

Our senior housing and healthcare business may be subject to lawsuits or other legal or regulatory proceedings across multiple jurisdictions, such as professional or general liability litigation alleging wrongful death and negligence claims, some of which may result in large damage awards and not be indemnified or subject to sufficient insurance coverage, may require our support as a result of our indemnification agreements or may result in restrictions in the operations of our or our tenants’ or managers’ business.

We and our tenants, managers and borrowers may be adversely affected by regulation and enforcement.

We and our tenants, managers and borrowers are subject to or impacted by extensive and frequently changing federal, state, local and international laws and regulations. For example, the healthcare industry is subject to laws and regulations that relate to, among other things, licensure and certificates of need, conduct of operations, ownership of communities and facilities, construction of new communities and facilities and addition of equipment, governmental reimbursement programs, such as Medicare and Medicaid, allowable costs, services, prices for services, qualified beneficiaries, appropriateness and classification of care, patient rights, resident health and safety, data privacy and cybersecurity, wage and hour, fraud and abuse and financial and other arrangements that may be entered into by healthcare providers. We generally hold the applicable healthcare licenses and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment, and that subjects us to potential liability under some healthcare laws and regulations. See “Government Regulation—United States Healthcare Regulation, Licensing and Enforcement” included in Part I, Item 1 of this Annual Report. Many of our research tenants are subject to laws and regulations that govern the research, development, clinical testing, manufacture and marketing of drugs, medical devices and similar products.

The laws and regulations that apply to us and our tenants, managers and borrowers are complex and may change rapidly, and efforts to comply with them require significant resources. Any changes in scope, interpretation or enforcement of the regulatory framework could require us or our tenants, managers or borrowers to make changes to their business or operations and invest significant resources in responding to these changes. If we or our tenants, managers or borrowers fail to comply with the extensive laws, regulations and other requirements applicable to our or their businesses and the operation of our or their properties, we or they could face a number of remedial actions, including forced closure, loss of accreditation, bans on admissions of new patients or residents, enforcement actions, investigations, imposition of fines, ineligibility to receive reimbursement from governmental and private third-party payor programs or civil or criminal penalties. If any of these occur, our and our tenants’, managers’ and borrowers’ businesses, reputation, results of operations (including results of properties) or financial condition could be adversely affected.

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

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other pandemic-related legislation. There can be no assurance as to the total amount of financial assistance that we or our tenants, managers or borrowers will receive or retain.

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

We applied for and received from the Provider Relief Fund in late 2020 through 2022 on behalf of the assisted living communities in our SHOP segment. Many of our tenants, managers and borrowers also received grants from the Provider Relief Fund. As a recipient of funds from the Provider Relief Fund, we are required to comply with detailed reporting requirements specified by HHS, including in some instances by providing a third-party audit of the use of the funds received in accordance with Generally Accepted Government Auditing Standards or in conformance with the requirements of 45 CFR §75.514. In addition, the HHS Office of Inspector General and the Pandemic Response Accountability Committee each have the right to conduct their own audits of our use of funds from the Provider Relief Fund and HHS has the right to recoup some or all of the payments if it determines those payments were not made or the funds not used in compliance with its rules, regulations and interpretive guidance. For example, In May 2023, the HHS Office of Inspector General notified us that they would be conducting an audit of thirty assisted living applicants’ use of the funds received from the Provider Relief Fund. Two of our applications were selected as part of the audit. While we believe we are in compliance with all requirements related to the payments received, we cannot assure you of that and we cannot assure you that some or all of the grants received will not need to be repaid.

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

We and our tenants, managers and borrowers may be adversely affected by complex and evolving laws and regulations regarding data privacy and cybersecurity.

In the ordinary course of business, we and our tenants, managers and borrowers collect, use, store, disclose, transfer and otherwise process personal information, including personal information specific to tenants, residents and employees. We or our tenants, managers and borrowers may transfer some of this personal information to third parties who assist with certain aspects of our or their business for limited purposes. Accordingly, we and our tenants, managers and borrowers are subject to a variety of stringent data privacy and cybersecurity laws and regulations at the state, federal and international level, as well as contractual requirements and other obligations related to data privacy and cybersecurity. For more information about applicable data privacy and cybersecurity laws and regulations, see “Government Regulation—United States Healthcare Regulation, Licensing and Enforcement—Data Privacy and Cybersecurity” for a discussion of U.S. data privacy and cybersecurity laws and regulations and “Government Regulation—International Healthcare Regulation” for a discussion of international data privacy and cybersecurity laws and regulations.

The legal and regulatory environment surrounding data privacy and cybersecurity is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy, cybersecurity, and the unauthorized disclosure of personal information pose increasingly complex compliance challenges, including the potential for inconsistent interpretation, and the implementation and maintenance of compliance measures may potentially elevate our costs. While we believe we have taken commercially reasonable steps, and depend on our tenants, managers and borrowers, to comply with applicable data privacy and cybersecurity laws and regulations, these laws and regulations are in some cases relatively new and the interpretation and application of these laws and regulations are uncertain. Thus, there can be no assurance that our efforts will be deemed effective by regulatory authorities. As noted below, we and our tenants, managers and borrowers, are also subject to the possibility of cybersecurity threats or incidents, which themselves may result in a violation of these laws and regulations and may require us or our tenants, managers or borrowers to report certain incidents to affected individuals or the relevant regulatory authorities. These laws and regulations, and the laws and regulations that may be enacted in the future, also may require us or our tenants, managers or borrowers to modify our or their data processing practices and policies, incur substantial compliance-related costs and expenses and otherwise suffer adverse impacts on our or their business. Any failure, or perceived failure, by us or our tenants, managers or borrowers to comply with applicable data privacy and cybersecurity laws and regulations could result in enforcement actions, investigations, imposition of fines, or civil or criminal penalties. If any of the foregoing occurs, our and our tenants’, managers’ and borrowers’ businesses, reputation, results of operations (including results of properties) or financial condition could be adversely affected.

The occurrence of cybersecurity incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of confidential or personal information or damage our or their business relationships and reputation.

Cybersecurity threats and incidents have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency and severity in the future. Our business and the businesses of our tenants, managers, borrowers and third parties in whom we invest are subject to greater risk from cybersecurity threats and incidents, including attempts to gain unauthorized access to systems and networks, to disrupt operations, corrupt data or steal confidential or personal information and other cybersecurity breaches. Such attempts can originate from a wide variety of sources, including organized crime, hackers, activists, terrorists, nation-states, state-sponsored actors and others, any of which may see their effectiveness enhanced by the use of artificial intelligence.

While we have implemented measures designed to help mitigate these threats for our business, these measures cannot guarantee that we will be successful in preventing a cybersecurity incident. Our information technology systems and networks are essential to our ability to perform day-to-day operations of our business, and a cybersecurity threat or incident could result in a data center outage, disrupt our systems and operations, compromise the confidential or personal information of our employees, partners or the residents in our senior housing communities and damage our business relationships and reputation. Although we have implemented various measures designed to manage risks to information technology systems and networks relating to these types of events, these measures could prove to be inadequate. If our systems or networks are compromised, they could become inoperable for extended periods of time, cease to function properly or fail to adequately secure confidential and personal information, which could have an adverse impact on our ability to operate our business.

Cybersecurity threats and incidents, such as those involving software bugs, server malfunctions, software or hardware failure, telecommunications failures, error or misconduct, ransomware, covertly introduced malware, denial-of-service attacks, impersonation of authorized users or other social engineering schemes (including phishing attacks), industrial or other espionage and other cybersecurity breaches may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of our systems or of our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information, material nonpublic information and intellectual property and trade secrets and other confidential or sensitive information we possess.

We do not control the information technology systems and network or cybersecurity defenses put in place by our tenants, managers, borrowers or third parties with whom we invest or otherwise do business, all of whom are subject to risks associated with cybersecurity threats and incidents. For example, in November 2023, Ardent became aware of a cybersecurity incident, which Ardent determined to be a ransomware attack and which resulted in disruptions to certain aspects of Ardent’s clinical and financial operations. If those parties are unable to adequately manage those risks, their results of operations, financial condition and the viability of their business could be adversely affected, which could in turn have an adverse impact on us and our business.

In the event of a cybersecurity incident involving us or our tenants, managers or borrowers or third parties with whom we invest or otherwise do business, we and they may be required to make a significant investment to attempt to mitigate or remediate the effects of any cybersecurity incidents, which efforts may not be successful. We and they may be subject to legal claims and regulatory or enforcement actions and may experience harm to our reputations and adverse publicity. We and they may not have adequate or any insurance coverage to cover any costs, expenses or other losses.

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

In some cases, we and our tenants and managers may be subject to professional liability, general liability, employment, premise, data privacy, cybersecurity, environmental, unfair business practice and contracts claims brought by plaintiffs’ attorneys seeking significant damages and attorneys’ fees, some of which may not be insured or indemnified and some of which may result in significant damage awards. Due to the historically high frequency and severity of professional liability claims against senior housing and healthcare providers, the availability of professional liability insurance has decreased, and the premiums on this insurance coverage remain costly. Insurance for other claims such as wage and hour, certain environmental, data privacy, cybersecurity and unfair business practices may no longer be available, and the premiums on that insurance coverage, to the extent it is available, remain costly. As a result, insurance protection against these claims may not be sufficient to cover all claims against us or our tenants or managers and may not be available at a reasonable cost or otherwise on terms that provide adequate coverage. If we or our tenants and managers are unable to maintain adequate insurance coverage or are required to pay damages, we or they may be exposed to substantial liabilities, and the adverse impact on our or our tenants’ and managers’ respective financial condition, results of operations and cash flows could be material, and could adversely affect our tenants’ and managers’ ability to meet their obligations to us.

Additionally, we and those of our tenants and managers who self-insure or who transfer risk of losses to a wholly-owned captive insurance company could incur large funded and unfunded property and liability expenses, which could materially adversely affect their or our liquidity, financial condition and results of operations.

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

If we lose our status as a REIT (currently or with respect to any tax years for which the statute of limitations has not expired), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders because:

•We would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to regular U.S. federal corporate income tax for any taxable year for which we did not qualify as a REIT;

•We could be subject to increased state and local taxes for those years; and

•Unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the latest taxable year during which we were disqualified.

In addition, for any year in which we are otherwise unable to qualify as a REIT, we will not be required to pay dividends to maintain REIT status, which could adversely affect the value of our common stock.

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

To comply with the 90% distribution requirement applicable to REITs and to avoid a nondeductible excise tax and federal corporate income tax on undistributed REIT taxable income, we must make annual distributions of 100% of our REIT taxable income to our stockholders. Such distributions reduce the funds we have available to finance our investment, acquisition, development and redevelopment activity and may limit our ability to engage in transactions that are otherwise in the best interests of our stockholders.

From time to time, we may not have sufficient cash or other liquid assets to satisfy the REIT distribution requirements. For example, timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, or non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may prevent us from having sufficient cash or liquid assets to distribute 100% of our REIT taxable income.

In the event that timing differences occur (or, as applicable, we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation), we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in other transactions intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, see “—Our Capital Structure Risks—We are highly dependent on access to the capital markets. Limitations on our ability to access capital could have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy,” above. The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain of these transactions.

To preserve our qualification as a REIT, our certificate of incorporation contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of our company.

Our certificate of incorporation contains restrictions on the ownership and transfer of our common and preferred stock to enable us to preserve our REIT status. Our certificate of incorporation provides certain specified remedies if a transfer would violate one of the ownership limitations. In particular, if a person acquires beneficial or constructive ownership of more than the ownership limit (currently, 9.0%, in number or value, of our outstanding common stock or more than 9.9%, in number or value, of our outstanding preferred stock), or in violation of certain other limitations set forth in our certificate of incorporation, then the shares that are beneficially or constructively owned in excess of the relevant limitation are considered “excess shares.” Excess shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the excess shares and the trustee may exercise all voting power over the excess shares. We also have the right to purchase the excess shares for a price equal to the lesser of (i) the price per share in the transaction that created the excess shares or (ii) the market price on the day we purchase the shares, and we may defer payment of the purchase price for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the shares at the direction of our Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale of the excess shares or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. These ownership limits could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

Our use of taxable REIT subsidiaries is limited under the Code.

Under the Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries (“TRSs”). This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation, or that such compliance will not adversely affect our business. Also, our TRSs may not, among other things, operate or manage healthcare facilities, which may cause us to forgo investments we might otherwise make. Finally, we may be subject to a 100% excise tax as a result of transactions involving our TRSs to the extent that it is determined that those transactions resulted in our TRSs having less taxable income than the TRSs would have had if the transactions were undertaken by unrelated parties on an arm's-length basis. We believe our arrangements with or involving our TRSs are on arm's-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above, but there can be no assurance that we will be able to avoid application of that tax.

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

We lease certain healthcare properties to TRSs, which in turn contract with third-party managers to manage the healthcare operations at these properties. The rents we receive from a TRS pursuant to this arrangement are treated as qualifying rents from real property if the healthcare property is a qualified health care property (as defined in the Code), the rents are paid pursuant to a lease with a TRS and the manager qualifies as an eligible independent contractor (as defined in the Code). The determination of what is a qualified healthcare property is complex and, particularly with respect to unlicensed properties, dependent on the day-to-day operations and other arrangements in place at those properties. We believe that we have appropriately determined which of our properties are properly characterized as qualified healthcare properties and that we have structured the applicable leases and related arrangements in a manner intended to meet these requirements, but there can be no assurance that these conditions will be satisfied. If any of these conditions is not satisfied with respect to a particular lease, then the rents we receive with respect to such lease will not be qualifying rents, which could have an adverse effect on our ability to comply with REIT income tests and thus on our ability to qualify as a REIT unless we are able to avail ourselves of certain relief provisions.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business, unless certain safe harbor exceptions apply. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to satisfy the available safe harbors.

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

Legislative or other actions affecting REITs or taxes could have a negative effect on our stockholders or us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. New legislation, U.S. Treasury Department regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT. In addition, we are subject to some taxes on our income and property even if we qualify as a REIT, including state, local, and foreign taxes, and U.S. federal income taxes in the case of our taxable REIT subsidiaries. To the extent the Company is required to pay any taxes under existing laws or due to future changes in law, we will have less cash available for distribution to shareholders. The Company is continuing to evaluate the potential effect of pending legislation related to interest expense deductibility in Canada, which could have a significant impact to income tax expense and cash taxes in future periods.

ITEM 1B.    Unresolved Staff Comments

    None.

ITEM 1C.    Cybersecurity

Our business is subject to risk from cybersecurity threats and incidents, including attempts to gain unauthorized access to our systems and networks, or those of our managers, venture partners and third-party vendors and service providers, to disrupt operations, corrupt data or steal confidential or personal information and other cybersecurity breaches. Ventas considers cybersecurity risk a serious threat to our assets and our people and has put processes in place designed to mitigate the risk and impact of any such cybersecurity threat or incident.

Risk Management and Strategy

As part of our cybersecurity risk management process, we:

•Periodically review and implement procedures that endeavor to follow the cybersecurity standards set forth by the National Institute of Standards and Technology, including procedures with respect to evaluation and monitoring of cybersecurity threats and incidents;

•Engage third-party security firms to monitor and respond to cybersecurity threats and incidents, including those associated with our use of third-party vendors and service providers, and conduct periodic penetration tests with the aim of identifying and remediating vulnerabilities.

•Periodically evaluate and assess cybersecurity risks associated with our use of key third-party business partners, vendors and service providers. However, we do not control the cybersecurity plans and systems put in place by such third parties and we may have limited contractual protections with such third parties, such as indemnification obligations to us, which could cause us to be negatively impacted as a result;

•Provide employees with the training, tools and resources designed to protect the Company from cybersecurity threats and incidents and to identify and report such threats and incidents. Our employees receive training and testing on cybersecurity protocols throughout the year, including monthly anti-phishing campaigns, periodic live training programs and mandatory annual training and assessments with passing requirements. Each employee periodically acknowledges that they have read, understood and will abide by the Company’s cybersecurity policies; and

•Seek to minimize the amount of personal information collected to support business needs and use storage and transfer protocols leveraging encryption of critical information, including confidential or personal information.

Our processes for assessing, identifying, and managing material risks from cybersecurity threats and incidents are integrated into our multi-disciplinary enterprise risk management (“ERM”) process. Our ERM process is managed through our ERM Committee, which we have established to assess, identify and manage enterprise-wide risks to our Company, and is comprised of personnel from our senior leadership team. The ERM Committee is convened at least quarterly to review and update our top risks, including cybersecurity risks. Existing risks are evaluated for changes, and mitigation strategies are discussed as needed. New risks are discussed and evaluated for consideration as a top risk. Results are discussed with our Board of Directors at quarterly Board meetings as needed.

The Company has not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including with respect to our business strategy, results of operations, or financial condition. While we have implemented measures designed to help mitigate the risk from cybersecurity threats and incidents, we cannot guarantee that we or our tenants, managers or business partners will be successful in preventing a cybersecurity incident, which could result in a data center outage, disrupt our systems and operations or the systems and operations of our tenants, managers or business partners, compromise the confidential or personal information of our employees, partners or the residents in our senior housing communities and damage our business relationships and reputation. For example, in November 2023, Ardent became aware of a cybersecurity incident, which Ardent determined to be a ransomware attack and which resulted in disruptions to certain aspects of Ardent’s clinical and financial operations. Although we have implemented various measures designed to manage risks relating to these types of events, these measures and the systems supporting them could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure confidential or personal information. See “Risk Factors—Our Legal, Compliance and Regulatory Risks—The occurrence of cybersecurity incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of confidential or personal information or damage our or their business relationships and reputation. included in Part I, Item 1A of this Annual Report.

Governance

Our Board of Directors, directly and through its committees, routinely discusses significant enterprise risks with management and reviews the procedures we have in place designed to manage those risks. At Board and committee meetings, directors engage in analyses and dialogue regarding specific areas of cybersecurity risk, including those identified through our ERM process. In addition to the overall risk oversight function administered directly by our Board, the Audit and Compliance Committee of our Board also exercises oversight over managing the Company’s cybersecurity risks. Management briefs the Audit and Compliance Committee at least once a year on cybersecurity controls, protocols, risk assessments and mitigation measures.

Our management has primary responsibility for identifying, assessing and managing our exposure to cybersecurity threats and incidents, subject to oversight by our Board of Directors of the processes we establish to assess, monitor and mitigate that exposure.

Our Chief Information Officer oversees our Information Technology Team and is responsible for the development and implementation of strategy for our information systems, networks, infrastructure, cybersecurity and data analytics. She has more than 25 years of experience in the field of information technology and is a member of our senior leadership team.

If a potentially material cybersecurity threat or incident is identified or discovered, the Company’s Information Technology Team will notify our Chief Executive Officer, Chief Financial Officer, General Counsel and other relevant business executives. Our Chief Information Officer will work with the appropriate leaders and employees in any impacted business groups, as well as appropriate personnel in our finance, legal and other impacted departments, to assess the risks to the Company and potential impact while determining appropriate remediation steps.

If management determines that a cybersecurity threat or incident could be material to the Company, our management will notify the Audit and Compliance Committee, who will then escalate the risk to our full Board of Directors, depending on management’s assessment of the risk.
ITEM 2.    Properties

Senior Housing and Other Properties

As of December 31, 2023, we owned or had investments in approximately 1,400 properties (including properties classified as held for sale), consisting of senior housing communities, outpatient medical buildings, research centers, hospitals and other healthcare facilities. We believe that maintaining a balanced portfolio of high-quality assets that are unified in serving the large and growing aging population and curated across geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.

As of December 31, 2023, we had $3.2 billion aggregate principal amount of mortgage loan indebtedness outstanding, secured by 140 of our properties. Excluding the portion of such indebtedness attributable to our joint venture partners, our share of mortgage loan indebtedness outstanding was $2.9 billion.

The following table provides additional information regarding the geographic diversification of our consolidated portfolio of properties as of December 31, 2023 (excluding properties owned through investments in unconsolidated real estate entities and properties classified as held for sale):

	Senior Housing Communities		SNFs		Outpatient Medical Buildings		Research Centers		IRFs and LTACs		Other Healthcare Facilities
Geographic Location	# of Properties	Units	# of Properties	Licensed Beds	# of Properties	Square Feet (1)	# of Properties	Square Feet (1)	# of Properties	Licensed Beds	# of Properties	Licensed Beds
Alabama	—	—	1	120	6	616	—	—	—	—	—	—
Arkansas	5	414	—	—	1	10	—	—	—	—	—	—
Arizona	27	2,351	—	—	14	880	—	—	1	60	—	—
California	79	8,864	—	—	28	2,150	—	—	5	455	—	—
Colorado	20	1,963	1	82	17	885	—	—	1	68	—	—
Connecticut	13	1,668	—	—	—	—	—	—	—	—	—	—
District of Columbia	—	—	—	—	2	102	—	—	—	—	—	—
Florida	44	4,017	—	—	14	342	1	252	6	508	—	—
Georgia	18	1,678	6	819	18	1,255	—	—	1	42	—	—
Hawaii	1	123	—	—	1	23	—	—	—	—	—	—
Iowa	2	215	—	—	—	—	—	—	—	—	—	—
Idaho	1	70	—	—	1	76	—	—	—	—	—	—
Illinois	32	3,593	1	82	41	1,743	1	129	4	430	—	—
Indiana	5	462	—	—	41	2,267	—	—	1	59	—	—
Kansas	11	871	—	—	2	115	—	—	—	—	—	—
Kentucky	5	524	—	—	2	73	—	—	1	384	—	—
Louisiana	3	281	1	227	8	454	—	—	1	32	—	—
Massachusetts	18	2,142	2	181	—	—	—	—	—	—	—	—
Maryland	4	282	—	—	2	83	3	320	—	—	—	—
Maine	6	517	—	—	—	—	—	—	—	—	—	—
Michigan	21	1,420	—	—	16	726	—	—	—	—	—	—
Minnesota	14	856	—	—	5	193	—	—	—	—	—	—
Missouri	5	474	—	—	19	1,076	5	818	4	159	—	—
Mississippi	1	94	—	—	1	51	—	—	—	—	—	—
Montana	5	464	—	—	—	—	—	—	—	—	—	—
North Carolina	36	3,049	—	—	15	675	9	1,302	1	124	—	—
North Dakota	2	115	—	—	1	114	—	—	—	—	—	—
Nebraska	2	252	—	—	—	—	—	—	—	—	—	—
New Hampshire	2	242	—	—	—	—	—	—	—	—	—	—
New Jersey	12	1,137	1	153	3	37	—	—	—	—	—	—
New Mexico	4	451	—	—	3	53	—	—	2	123	4	544
Nevada	5	621	—	—	5	416	—	—	1	52	—	—
New York	38	4,403	—	—	4	244	—	—	—	—	—	—
Ohio	28	2,492	—	—	17	643	—	—	1	50	—	—
Oklahoma	8	556	—	—	1	80	—	—	1	41	4	954
Oregon	35	3,105	6	360	1	105	—	—	—	—	—	—
Pennsylvania	32	2,521	12	2,526	8	613	6	1,071	1	52	—	—
Rhode Island	4	399	—	—	—	—	3	444	—	—	—	—
South Carolina	5	469	—	—	22	1,183	—	—	—	—	—	—
South Dakota	5	295	—	—	—	—	—	—	—	—	—	—
Tennessee	14	1,035	2	205	7	305	—	—	1	49	—	—
Texas	52	4,564	—	—	49	2,107	—	—	9	617	2	445
Utah	6	662	—	—	—	—	—	—	1	41	—	—
Virginia	10	928	—	—	5	231	1	262	—	—	—	—
Washington	20	2,114	7	636	10	579	—	—	—	—	—	—
Wisconsin	45	2,419	—	—	15	745	—	—	—	—	—	—
West Virginia	2	123	4	326	—	—	—	—	—	—	—	—
Wyoming	2	169	—	—	—	—	—	—	—	—	—	—
Total U.S.	709	65,464	44	5,717	405	21,248	29	4,598	43	3,346	10	1,943
Canada	83	15,822	—	—	—	—	—	—	—	—	—	—
United Kingdom	12	776	—	—	—	—	—	—	—	—	3	121
Total	804	82,062	44	5,717	405	21,248	29	4,598	43	3,346	13	2,064
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.” As of February 7, 2024, there were 402.5 million shares of our common stock outstanding, held by approximately 3,252 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), governing REITs. In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to any net capital gain. In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2024.

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

Our Securities Trading Policy expressly prohibits our directors, executive officers and employees from buying or selling derivatives with respect to our securities or other financial instruments that are designed to hedge or offset a decrease in the market value of our securities and from engaging in short sales with respect to our securities. In addition, our Securities Trading Policy prohibits our directors and executive officers from holding our securities in margin accounts or pledging our securities to secure loans. Each of our directors and executive officers has advised us that he or she is in compliance with the Securities Trading Policy and has not pledged any of our equity securities to secure margin or other loans.

Stock Repurchases

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2023:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31	854	$42.59	—	—
November 1 through November 30	56	45.84	—	—
December 1 through December 31	1,951	46.76	—	—
Total	2,861	$45.50	—	—
______________________________
(1)Repurchases represent shares withheld to pay taxes on the vesting of restricted stock and restricted stock units (including time-based and performance-based awards), or to pay taxes and/or exercise price on the exercise of stock options, granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurred (or, if not a trading day, the immediately preceding trading day) or the fair market value of our common stock at the time of the exercise, as the case may be.

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2018 through December 31, 2023, with the cumulative total returns of the NYSE Composite Index, the FTSE Nareit Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2018 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Ventas	$100	$103	$93	$101	$92	$106
NYSE Composite Index	$100	$126	$135	$163	$148	$168
Composite REIT Index	$100	$128	$121	$169	$127	$141
S&P 500 Index	$100	$131	$156	$200	$164	$207

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

Business Summary and Overview of 2023

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms) an S&P 500 company, is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of December 31, 2023, we owned or had investments in approximately 1,400 properties (including properties classified as held for sale). Our company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally will not be required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of highly technical requirements, which impact how we invest in, operate or manage our assets. See “Risk Factors—Our REIT Status Risks” included in Part I, Item 1A of this Annual Report.

We primarily invest in our portfolio of real estate assets through wholly-owned subsidiaries and other co-investment entities. We operate through three reportable business segments: senior housing operating portfolio, which we also refer to as “SHOP”, outpatient medical and research portfolio, which was formerly known as office operations, and triple-net leased properties. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities. In addition, from time to time, we make secured and unsecured loans and other investments relating to real estate or operators. Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, in significant part, based on NOI and related measures for each segment. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 18 – Segment Information,” included in Part II, Item 8 of this Annual Report on Form 10-K (the “Annual Report”). For a discussion of our definition of NOI and for a reconciliation of NOI to our net income attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), see “—Non-GAAP Financial Measures.”

We also have investments in unconsolidated entities, including through our third-party institutional capital management business, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). See “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The following table summarizes information for our reportable business segments and non-segment assets for the year ended December 31, 2023 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Number of Properties
Senior housing operating portfolio (SHOP)	$711,407	37%	587
Outpatient medical and research portfolio	576,932	30%	437
Triple-net leased properties	604,651	31%	331
Non-segment (2)	32,177	2%	—
	$1,925,167	100%	1,355
______________________________
(1)    “NOI” is defined as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments.

We aim to enhance shareholder value by delivering consistent, superior total returns through a strategy of (1) generating reliable and growing cash flows, (2) maintaining a portfolio of high-quality assets that are unified in serving the large and growing aging population and (3) preserving our financial strength, flexibility and liquidity.

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

2024 Market Trends

Our operations have been and are expected to continue to be impacted by economic and market conditions. For instance, in senior housing, our operators have experienced expense pressures, due in part to increased inflation and low unemployment. While there have been signs that expense pressures are moderating, there can be no assurance that this will continue to be the case.

We expect senior housing to benefit from strong supply/demand fundamentals, including robust projected demand growth combined with low projected supply growth. Senior housing is expected to benefit from a large and growing aging demographic in the United States, with the 80+ population anticipated to grow by more than 24% through 2029. United States senior housing construction starts are at their lowest point since 2009.

Continual improvement in the performance and growth of our business will also depend on the broader macroeconomic environment, including interest rates, inflation and GDP growth.

See “Risk Factors” in Part I, Item 1A of this Annual Report for additional discussion of risks affecting our business.

Select 2023 and Early 2024 Highlights

Investments and Dispositions

•During the year ended December 31, 2023, we committed to an outpatient medical ground-up development located on the Sutter Roseville Medical Center campus in Roseville, California. The $61.8 million project includes the development of a new class A outpatient medical building and is 100% pre-leased to affiliates of Sutter Health for a 15-year lease term.

•During the year ended December 31, 2023, we sold seven senior housing communities (four of which were vacant), seven outpatient medical buildings (one of which was vacant), three research centers, nine triple-net leased properties (two of which were vacant) and two land parcel for aggregate consideration of $399.5 million and recognized a gain on the sale of these assets of $62.1 million in our Consolidated Statements of Income.

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

•In connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023, during the year ended December 31, 2023, we reversed the $20.0 million allowance recognized as of December 31, 2022 and recognized a gain on foreclosure of real estate of $29.1 million in our Consolidated Statements of Income. The gain is the fair value of the properties that secured the Santerre Mezzanine Loan, less the fair value of the CHC Mortgage Loan, less the principal amount of the Santerre Mezzanine Loan on May 1, 2023 (after the reversal of previously recorded allowances), and net of non-real estate assets and liabilities and transaction costs.

•In January 2024, we closed on the acquisition of a Class A senior housing community reported within our SHOP segment for $36.0 million.

Liquidity and Capital

•As of December 31, 2023, we had approximately $3.2 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program.

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

•In April 2023, our 100% owned subsidiary, Ventas Canada Finance Limited (“Ventas Canada”), issued and sold C$600.0 million aggregate principal amount of 5.398% Senior Notes due 2028 in a private placement at par. Pursuant to cash tender offers, we used the proceeds to repurchase C$613.7 million in aggregate principal amount of outstanding senior notes due in 2024 for an aggregate purchase price of C$600.0 million plus accrued and unpaid interest to, but not including, the settlement date. As a result of the tender offers, we recognized a gain on extinguishment of debt of $8.3 million in our Consolidated Statements of Income for the year ended December 31, 2023.

•On May 1, 2023, we took ownership of the properties that supported the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. The properties consisted of a diverse pool of 153 assets, which, at the time, also secured the CHC Mortgage Loan. At the time of the equitization of the Santerre Mezzanine Loan, there was $1 billion outstanding under the CHC Mortgage Loan and it accrued interest at a weighted average rate of LIBOR + 1.84% and had matured on June 9, 2023. The CHC Mortgage Loan was recorded at fair value, which approximates par, on May 1, 2023. Between June and August 2023, we repaid in full the CHC Mortgage Loan.

•In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. The net proceeds from the Exchangeable Notes were primarily used to repay the CHC Mortgage Loan. As of December 31, 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding.

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

•In December 2023, we entered into a new five year C$93.5 million mortgage loan secured by five SHOP communities in Canada at an effective fixed rate of 5.12%.

•During the year ended December 31, 2023, we sold 2.3 million shares of our common stock under our ATM program for gross proceeds of $110.4 million, representing an average price of $47.89 per share. As of December 31, 2023, the remaining amount available under our ATM program for future sales of common stock was $889.6 million.

Portfolio

•In 2023, 63 senior housing communities owned by us were successfully converted from the triple-net leased properties segment to the SHOP segment or transitioned within the SHOP segment to 10 experienced managers to increase occupancy and performance in these communities.

Environmental, Social and Governance (“ESG”)

•During 2023, we continued our leadership in ESG through our actions and received third-party recognition of our practices and accomplishments:
◦Advanced our net zero carbon commitment with the creation and roll-out of property-specific decarbonization roadmaps for properties within our operational control.
◦Demonstrated leadership in energy management, earning the 2023 ENERGY STAR® Partner of the Year Sustained Excellence Award in Energy Management.
◦Maintained our leading GRESB performance, again achieving a 4-star GRESB rating.
◦Sustained our top performance in tenant satisfaction in our outpatient medical portfolio.
◦Awarded Gold in Nareit’s 2023 Diversity, Equity & Inclusion Recognition Awards.

Other Items

•As of December 31, 2023, we held a 7.5% ownership interest in Ardent, which entitles us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors. In May 2023, we sold approximately 24% of our ownership interest in Ardent to a third-party investor for $50.1 million in total proceeds. As a result of the sale, we recognized $33.5 million of gain for the year ended December 31, 2023 in income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent was reduced from 9.8% to 7.5%.

On November 23, 2023, Ardent became aware of a cybersecurity incident, which Ardent determined to be a ransomware attack. As a result, Ardent took its network offline, suspending all user access to its information technology applications, which resulted in disruptions to certain aspects of Ardent’s clinical and financial operations.

•During the year ended December 31, 2023, we recognized $17.6 million of other income (which offsets other expense in our Consolidated Statements of Income) relating to insurance reimbursements received for damage caused by materially disruptive events, primarily the winter storm Elliott.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report have been prepared in accordance with GAAP set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2 – Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Principles of Consolidation

The Consolidated Financial Statements included in Part II, Item 8 of this Annual Report include our accounts and the accounts of our wholly-owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

Accounting for Real Estate Acquisitions

When we acquire real estate, we first make reasonable judgments about whether the transaction involves an asset or a business. Our real estate acquisitions are generally accounted for as asset acquisitions as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. We record the cost of the assets acquired as tangible and intangible assets and liabilities based upon their relative fair values as of the acquisition date.

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

Estimates of fair value used in our evaluation of investments in real estate are based upon an income approach, if necessary, or other acceptable valuation techniques that are based, in turn, upon all available evidence including level three inputs, such as net operating income, revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data such as replacement cost or comparable sales. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Accounting for Foreclosed Properties

The Company may receive properties pursuant to a foreclosure, deed in lieu of foreclosure or other legal action in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. We refer to such actions as a “foreclosure” and to such properties as “foreclosed properties.” We account for foreclosed properties received in settlement of loans receivable in accordance with ASC 310, Receivables. Foreclosed real estate received in full or partial satisfaction of a loan and any debt assumed upon foreclosure is recorded at fair value at the time of foreclosure. If the amortized cost basis in the loan exceeds the fair value of the collateral received, the difference is recorded as an allowance on loans receivable and investments in the Consolidated Statements of Income. Conversely, if the fair value of the collateral received is higher than the amortized cost basis in the loan, the difference, less the fair value of any debt assumed, less the principal amount of the loan receivable (after the reversal of previously recorded allowances), and net of working capital assumed and transaction costs, is recorded as a gain on foreclosure of real estate in the Consolidated Statements of Income.

Recent Accounting Standards

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-07 on our Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our Consolidated Financial Statements.

Results of Operations

We operate through three reportable business segments: senior housing operating portfolio, outpatient medical and research portfolio and triple-net leased properties. In our SHOP segment, we invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our outpatient medical and research portfolio segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our triple-net leased properties segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease those properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable.

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

Years Ended December 31, 2023 and 2022

The table below shows our results of operations for the years ended December 31, 2023 and 2022 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to Net Income
	2023	2022	$	%
NOI:
SHOP	$711,407	$647,466	$63,941	9.9%
Outpatient medical and research portfolio	576,932	546,604	30,328	5.5
Triple-net leased properties	604,651	582,853	21,798	3.7
Non-segment	32,177	65,717	(33,540)	(51.0)
Total NOI	1,925,167	1,842,640	82,527	4.5
Interest and other income	11,414	3,635	7,779	nm
Interest expense	(574,112)	(467,557)	(106,555)	(22.8)
Depreciation and amortization	(1,392,461)	(1,197,798)	(194,663)	(16.3)
General, administrative and professional fees	(148,876)	(144,874)	(4,002)	(2.8)
Gain (loss) on extinguishment of debt, net	6,104	(581)	6,685	nm
Transaction, transition and restructuring costs	(15,215)	(30,884)	15,669	50.7
Allowance on loans receivable and investments	20,270	(19,757)	40,027	nm
Gain on foreclosure of real estate	29,127	—	29,127	100.0
Shareholder relations matters	—	(20,693)	20,693	100.0
Other income (expense)	23,001	(58,268)	81,269	139.5
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(115,581)	(94,137)	(21,444)	(22.8)
Income from unconsolidated entities	13,626	28,500	(14,874)	(52.2)
Gain on real estate dispositions	62,119	7,780	54,339	nm
Income tax benefit	9,539	16,926	(7,387)	(43.6)
Loss from continuing operations	(30,297)	(40,931)	10,634	26.0
Net loss	(30,297)	(40,931)	10,634	26.0
Net income attributable to noncontrolling interests	10,676	6,516	4,160	63.8
Net loss attributable to common stockholders	$(40,973)	$(47,447)	$6,474	13.6%
______________________________
nm—not meaningful

NOI—SHOP

The following table summarizes results of operations in our SHOP segment, including assets sold or classified as held for sale as of December 31, 2023 (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—SHOP:
Resident fees and services	$2,959,219	$2,651,886	$307,333	11.6%
Less: Property-level operating expenses	(2,247,812)	(2,004,420)	(243,392)	(12.1)
NOI	$711,407	$647,466	$63,941	9.9%

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2023	2022	2023	2022	2023	2022
Total communities	587	544	81.4%	80.8%	$4,684	$4,396

Resident fees and services include all amounts earned from residents at our senior housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Property-level operating expenses related to our SHOP segment include labor, food, utilities, marketing, management and other costs of operating the properties. For senior housing communities in our SHOP segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period. Average monthly revenue per occupied room reflects average resident fees and services per operator-reported occupied unit for the reporting period.

The NOI increase in our SHOP segment in 2023 over the prior year was driven by positive trends in revenue driven by gains in occupancy and revenue per occupied room in 2023, communities that converted business model from our triple-net lease properties segment and properties acquired in connection with our equitization of the Santerre Mezzanine Loan. These gains were partially offset by higher property-level operating expenses in 2023, driven by HHS grants received in 2022, which are reflected as a reduction in property-level operating expenses, and macro inflationary impacts primarily on labor in 2023. During 2023, we did not receive any HHS grants. During 2022, HHS grants received reduced property-level operating expenses by $54.2 million.

The following table compares results of operations for our 456 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Annual Report for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—SHOP:
Resident fees and services	$2,479,977	$2,300,723	$179,254	7.8%
Less: Property-level operating expenses	(1,853,831)	(1,724,489)	(129,342)	(7.5)
NOI	$626,146	$576,234	$49,912	8.7%

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2023	2022	2023	2022	2023	2022
Same-store communities	456	456	83.3%	82.1%	$4,750	$4,475

The increase in our same-store SHOP segment NOI is primarily driven by positive trends in revenue driven by gains in occupancy and revenue per occupied room in 2023. This increase was partially offset by higher property-level operating expenses in 2023, driven by HHS grants received in 2022, which are reflected as a reduction in property-level operating expenses, and macro inflationary impacts primarily on labor in 2023. During 2023, we did not receive any HHS grants. During 2022, HHS grants received reduced property-level operating expenses by $46.8 million.

NOI—Outpatient Medical and Research Portfolio

The following table summarizes results of operations in our outpatient medical and research portfolio reportable business segment, including assets sold or classified as held for sale as of December 31, 2023 (dollars in thousands). For properties in our outpatient medical and research portfolio reportable business segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2023	2022	$	%
NOI—Outpatient Medical and Research Portfolio:
Rental income	$867,193	$801,159	$66,034	8.2%
Third party capital management revenues	2,515	2,448	67	2.7
Total revenues	869,708	803,607	66,101	8.2
Less:
Property-level operating expenses	(292,776)	(257,003)	(35,773)	(13.9)
NOI	$576,932	$546,604	$30,328	5.5%

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2023	2022	2023	2022	2023	2022
Total outpatient medical and research portfolio	437	359	87.7%	90.0%	$37	$36

The increase in our outpatient medical and research portfolio segment NOI in 2023 over the prior year was primarily due to properties acquired in connection with our equitization of the Santerre Mezzanine Loan, leasing activity and high tenant retention, partially offset by higher operating expense and dispositions.

The following table compares results of operations for our 320 same-store outpatient medical and research portfolio (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Outpatient Medical and Research Portfolio:
Rental income	$736,669	$711,769	$24,900	3.5%
Less: Property-level operating expenses	(239,282)	(224,212)	(15,070)	(6.7)
NOI	$497,387	$487,557	$9,830	2.0%

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2023	2022	2023	2022	2023	2022
Same-store outpatient medical and research portfolio	320	320	91.4%	91.6%	$38	$37

The increase in our same-store outpatient medical and research portfolio segment NOI in 2023 over the prior year is primarily due to leasing activity and high tenant retention, partially offset by higher operating expense.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our 331 triple-net leased properties segment, including assets sold or classified as held for sale as of December 31, 2023 (dollars in thousands):

	For the Years Ended December 31,		Increase to NOI
	2023	2022	$	%
NOI—Triple-Net Leased Properties:
Rental income	$619,208	$598,154	$21,054	3.5%
Less: Property-level operating expenses	(14,557)	(15,301)	744	4.9
NOI	$604,651	$582,853	$21,798	3.7%
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to contractual escalations) received from our tenants in accordance with the applicable lease terms. We report revenues and property-level operating expenses within our triple-net leased properties segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants.

The increase in our triple-net leased properties NOI in 2023 over the prior year was primarily driven by a $29.0 million increase in rental income from properties acquired in connection with our equitization of the Santerre Mezzanine Loan, a $5.1 million increase in contractual rent escalators and $4.5 million of additional rental income received, partially offset by $12.6 million decrease in rental income from communities that converted business model to our senior housing operating portfolio and dispositions.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2023 and measured over the trailing 12 months ended September 30, 2023 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2022 and measured over the 12 months ended September 30, 2022. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full four quarters of occupancy results.

	Number of Properties at December 31, 2023	Average Occupancy for the Trailing 12 Months Ended September 30, 2023	Number of Properties at December 31, 2022	Average Occupancy for the Trailing 12 Months Ended September 30, 2022
Senior housing communities	223	77.4%	256	76.1%
Skilled nursing facilities (“SNFs”)	16	83.6	16	81.9
IRFs and LTACs	36	54.3	36	56.4

The following table compares results of operations for our 290 same-store triple-net leased properties (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2023	2022	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$572,282	$563,161	$9,121	1.6%
Less: Property-level operating expenses	(13,053)	(12,965)	(88)	(0.7)
NOI	$559,229	$550,196	$9,033	1.6%

The increase in our same-store triple-net leased properties rental income in 2023 over the prior year was attributable primarily to a $5.1 million increase in contractual rent escalators, and $4.5 million of additional rental income received.

NOI — Non-Segment

Information provided for non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. The $33.5 million decrease in non-segment NOI in 2023 over the prior year was primarily due to a $25.2 million decrease in interest income from loans receivable and investments driven by a $22.2 million decrease due to the conversion of the outstanding principal amount of the Santerre Mezzanine Loan to equity in May 2023 and a $5.8 million decrease due to a $43.4 million loan investment that was repaid at par in February 2023, partially offset by $9.9 million of promote revenue earned as general partner of the Ventas Fund within VIM in 2022. See “Note 6 – Loans Receivable and Investments” and “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Company Results

Interest and Other Income

The $7.8 million increase in interest and other income in 2023 over the prior year is primarily due to interest income earned on cash invested in short term money market funds.

Interest Expense

The $106.6 million increase in total interest expense in 2023 over the prior year was primarily attributable to an increase of $69.9 million due to a higher effective interest rate and $29.3 million due to higher average debt balances. Our GAAP weighted average effective interest rate was 4.23% for 2023, compared to 3.66% for 2022. Capitalized interest for 2023 and 2022 was $12.3 million and $9.6 million, respectively.

Depreciation and Amortization

The $194.7 million increase in depreciation and amortization expense in 2023 over the prior year is primarily due to a $112.3 million increase in impairments recognized in 2023 primarily related to properties that were classified as held for sale or sold and a $72.8 million increase in depreciation and amortization related to our ownership of additional properties.

General, Administrative and Professional Fees

The $4.0 million increase in general, administrative and professional fees in 2023 over the prior year was primarily due to inflationary increases.

Gain (Loss) on Extinguishment of Debt, Net

The $6.7 million change in gain (loss) on extinguishment of debt, net in 2023 over the prior year was primarily related to $8.3 million of gain recognized as a result of the April 2023 cash tender offers.

Transaction, Transition and Restructuring Costs

Transaction, transition and restructuring costs include transition and integration expenses incurred by properties that have undergone operator or business model transitions; costs and expenses relating to mergers, acquisitions, investments, leases, management agreements and similar arrangements, strategic transactions, such as spin-offs, joint ventures, partnerships and minority investments, and other transactions; and costs and expenses related to organizational or other restructuring activities. The $15.7 million decrease in transaction, transition and restructuring costs in 2023 over the prior year was primarily due to a $7.3 million decrease in restructuring charges incurred in 2022 in connection with the departure of an executive leadership team member and a $6.7 million decrease in transition costs incurred in 2022 in connection with properties that have undergone operator or business model transitions.

Allowance on Loans Receivable and Investments

The $40.0 million change in allowance on loans receivable and investments was primarily due to a $20.0 million allowance recognized in 2022 on the Santerre Mezzanine Loan. In connection with our equitization of the Santerre Mezzanine

Loan on May 1, 2023, we reversed the $20.0 million allowance previously recorded. As a result, the Santerre Mezzanine Loan is no longer outstanding.

Gain on Foreclosure of Real Estate

The gain of $29.1 million for the year ended December 31, 2023 was recorded in connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023 and is the excess of the fair value of the properties that secured the Santerre Mezzanine Loan, less the fair value of the CHC Mortgage Loan, less the principal amount of the Santerre Mezzanine Loan on May 1, 2023 (after the reversal of previously recorded allowances), and net of non-real estate assets and liabilities and transaction costs.

Shareholder relations matters

Shareholder relations matters of $20.7 million for the year ended December 31, 2022 relates to proxy advisory costs related to our response to a proxy campaign associated with the Company’s 2022 annual meeting. There were no such costs incurred for the year ended December 31, 2023.

Other income (expense)

Other expense includes the changes in fair value of stock warrants, net expenses or recoveries related to materially disruptive events and other expenses or income. The $81.3 million change in other income (expense) in 2023 over the prior year is primarily due to a $60.9 million change in the fair value of stock warrants received in connection with the Brookdale Lease. As of December 31, 2023, the fair value of the stock warrants was $59.3 million, which was $31.2 million higher than the fair value at the grant date. In 2023, we also recognized a $21.0 million increase in other income relating to insurance reimbursements received, net of expenses, for damage caused by materially disruptive events, primarily the winter storm Elliott.

Income from Unconsolidated Entities

The $14.9 million decrease in income from unconsolidated entities for 2023 over the prior year was primarily due to a $26.1 million gain on sale recognized in 2022 in connection with Atria combining its proprietary cloud-based senior housing management software platform, Glennis, with two other complementary companies in the Software as a Service (SaaS) technology space, a $11.7 million net gain on real estate disposition recognized in 2022 by Ardent and our share of higher net loss from the Research & Innovation Development Joint Venture in 2023 due to higher interest expense and higher depreciation for development assets placed in service, partially offset by a $33.5 million gain recognized in May 2023 upon the sale of approximately 24% of our 9.8% ownership interest in Ardent to a third-party investor.

Gain on Real Estate Dispositions

The $54.3 million increase in gain on real estate dispositions was due to the higher disposition volume in 2023, which resulted in a net gain of $62.1 million recognized in 2023 for the sale of 26 properties and two land parcels compared to a net gain of $7.8 million in 2022 for the sale of 13 properties and a vacant land parcel.

Income Tax Benefit

The 2023 income tax benefit is primarily due to losses in certain of our TRS entities and a $3.2 million benefit from internal restructurings of U.S. TRS entities. The 2022 income tax benefit is primarily due to income tax benefit from operating losses at certain TRS entities and an income tax benefit of $11.9 million from an internal restructuring of foreign TRS entities.

Years Ended December 31, 2022 and 2021

Our Annual Report for the year ended December 31, 2022, filed with the SEC on February 10, 2023, contains information regarding our results of operations for the years ended December 31, 2022 and 2021 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

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

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate property, including gain (or loss) on re-measurement of equity method investments and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests. Adjustments for unconsolidated entities and noncontrolling interests will be calculated to reflect FFO on the same basis. We define Normalized FFO as Nareit FFO excluding the following income and expense items, without duplication: (a) transaction, transition and restructuring costs and amortization of intangibles; (b) the impact of expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan, derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income and non-cash charges related to leases; (d) the financial impact of contingent consideration; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other items related to unconsolidated entities and noncontrolling interests; (g) net expenses or recoveries related to materially disruptive events; and (h) other items set forth in the Normalized FFO reconciliation included herein.

The following table summarizes our FFO and Normalized FFO for the three years ended December 31, 2023 (dollars in thousands). Normalized FFO for the year ended December 31, 2022 includes $54.2 million of HHS grants received in 2022, which reduced property-level operating expenses, and $9.9 million of promote revenue earned as general partner of the Ventas Life Science & Healthcare Real Estate Fund within VIM. Excluding HHS grants, Normalized FFO for the year ended December 31, 2023 increased over the prior year primarily due to increased net operating income at our SHOP segment as a result of positive trends in revenue driven by gains in occupancy and revenue per occupied room, partially offset by higher property-level operating expenses and higher interest expense.

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income attributable to common stockholders	$(40,973)	$(47,447)	$49,008
Adjustments:
Depreciation and amortization on real estate assets	1,390,025	1,194,751	1,192,856
Depreciation on real estate assets related to noncontrolling interests	(16,657)	(17,451)	(18,498)
Depreciation on real estate assets related to unconsolidated entities	44,953	30,940	17,888
Gain on real estate dispositions	(62,119)	(7,780)	(218,788)
Gain on real estate dispositions related to noncontrolling interests	6,685	32	302
Gain on real estate dispositions and other related to unconsolidated entities	(180)	(14,546)	—
Nareit FFO attributable to common stockholders	1,321,734	1,138,499	1,022,768
Adjustments:
Change in fair value of financial instruments	(32,076)	23,615	1,197
Non-cash income tax benefit	(15,269)	(21,349)	(1,225)
(Gain) loss on extinguishment of debt, net	(6,104)	581	59,299
Transaction, transition and restructuring costs	15,215	30,884	47,318
Amortization of other intangibles	385	385	(21,871)
Non-cash impact of changes to equity plan	161	(312)	1,796
Materially disruptive events, net	(5,339)	12,451	10,226
Allowance on loan investments	(20,270)	19,757	(9,081)
Gain on foreclosure of real estate	(29,127)	—	—
Shareholder relations matters	—	20,693	—
Other normalizing items (1)	8,257	—	—
Normalizing items related to noncontrolling interests and unconsolidated entities, net	(25,683)	(18,233)	8,148
Normalized FFO attributable to common stockholders	$1,211,884	$1,206,971	$1,118,576
______________________________
(1)    Includes adjustments for other unusual items, including: (i) approximately $5.5 million payment obligation arising in connection with sale of real estate, and (ii) approximately $2.7 million related to certain legal matters, primarily related to class action litigation in our SHOP segment.

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income attributable to common stockholders	$(40,973)	$(47,447)	$49,008
Adjustments:
Interest and other income	(11,414)	(3,635)	(14,809)
Interest expense	574,112	467,557	440,089
Depreciation and amortization	1,392,461	1,197,798	1,197,403
General, administrative and professional fees	148,876	144,874	129,758
(Gain) loss on extinguishment of debt, net	(6,104)	581	59,299
Transaction, transition and restructuring costs	15,215	30,884	47,318
Allowance on loans receivable and investments	(20,270)	19,757	(9,082)
Gain on foreclosure of real estate	(29,127)	—	—
Shareholder relations matters	—	20,693	—
Other (income) expense	(23,001)	58,268	37,110
Net income attributable to noncontrolling interests	10,676	6,516	7,551
Income from unconsolidated entities	(13,626)	(28,500)	(4,983)
Income tax (benefit) expense	(9,539)	(16,926)	4,827
Gain on real estate dispositions	(62,119)	(7,780)	(218,788)
NOI	$1,925,167	$1,842,640	$1,724,701

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

Market Risk

We are exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and available for sale securities. These market risks result primarily from changes in SOFR rates or prime rates. To manage these risks, we continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions. See “Risk Factors—We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective.” included in Part I, Item 1A of this Annual Report.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2023	2022	2021
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,302,840	$8,627,540	$8,729,102
Unsecured term loans	400,000	200,000	200,000
Mortgage loans and other	2,755,988	2,035,896	2,061,880
Subtotal fixed rate	12,458,828	10,863,436	10,990,982
Variable rate:
Unsecured revolving credit facility	14,006	25,230	56,448
Unsecured term loans	677,501	669,031	395,757
Commercial paper notes	—	403,000	280,000
Mortgage loans and other	418,263	400,547	369,951
Subtotal variable rate	1,109,770	1,497,808	1,102,156
Total	$13,568,598	$12,361,244	$12,093,138
Percent of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	68.6%	69.8%	72.2%
Unsecured term loans	2.9	1.6	1.7
Mortgage loans and other	20.3	16.5	17.0
Variable rate:
Unsecured revolving credit facility	0.1	0.2	0.5
Unsecured term loans	5.0	5.4	3.3
Commercial paper notes	—	3.3	2.3
Mortgage loans and other	3.1	3.2	3.0
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	3.8%	3.7%	3.7%
Unsecured term loans	4.7	3.6	3.6
Mortgage loans and other	4.2	3.7	3.6
Variable rate:
Unsecured revolving credit facility	6.1	4.5	1.1
Unsecured term loans	6.3	5.5	1.4
Commercial paper notes	—	4.7	0.3
Mortgage loans and other	6.1	5.1	1.7
Total	4.1	3.9	3.4

The variable rate debt in the table above reflects, in part, the effect of $142.7 million notional amount of interest rate swaps maturing on March 22, 2027, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $527.3 million and C$651.5 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The increase in our fixed rate debt from December 31, 2022 to December 31, 2023 was primarily due to the issuance of $862.5 million aggregate principal amount of 3.75% Exchangeable Senior Notes due 2026, the issuance of a $426.8 million fixed rate mortgage loan, which accrues interest at 5.91%, matures in 2033 and is secured by 19 SHOP communities in the

United States, and interest rate swap activity in 2023 effectively converting an incremental $200.0 million of variable rate debt to fixed rate debt.

The decrease in our outstanding variable rate debt at December 31, 2023 compared to December 31, 2022 is primarily attributable to pay downs on commercial paper.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of December 31, 2023 of $1.1 billion, interest expense on an annualized basis would increase by approximately $11.1 million, or $0.03 per diluted common share.

As of December 31, 2023 and 2022, our joint venture partners’ aggregate share of total consolidated debt was $297.5 million and $279.0 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $575.3 million and $454.4 million as of December 31, 2023 and 2022, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of December 31,
	2023	2022
Gross book value	$12,458,828	$10,863,436
Fair value	11,994,321	10,010,935
Fair value reflecting change in interest rates:
-100 basis points	12,457,648	10,449,991
+100 basis points	11,568,461	9,607,787

As of December 31, 2023 and 2022, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $53.1 million and $517.0 million, respectively. See “Note 6 – Loans Receivable and Investments” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2023 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the year ended December 31, 2023 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of December 31,
	2023	2022
Investment mix by asset type (1):
Senior housing communities	65.8%	66.3%
Outpatient medical	20.4	18.0
Research centers	5.7	6.9
Other healthcare facilities	4.8	4.9
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.5	1.5
Skilled nursing facilities (“SNFs”)	1.7	0.6
Secured loans receivable and investments, net	0.1	1.8
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria (2)	23.5%	26.0%
Sunrise	9.0	9.8
Lillibridge	10.2	9.3
Brookdale	7.7	7.8
Le Groupe Maurice	7.0	7.0
Wexford	5.4	6.6
Ardent	5.1	5.3
Kindred	0.8	0.8
All other	31.3	27.4
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.
(2)Includes assets managed by Holiday.

	For the Years Ended December 31,
	2023	2022	2021
Operations mix by tenant and operator and business model:
Revenues (1):
SHOP	65.8%	64.3%	59.4%
Brookdale (2)	3.3	3.6	3.9
Kindred	2.9	3.2	3.8
Ardent	3.0	3.2	3.3
All others	25.0	25.7	29.6
Total	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	37.0%	35.1%	26.8%
Brookdale (2)	7.7	8.1	8.6
Kindred	6.9	7.3	7.8
Ardent	6.9	7.1	7.4
All others	41.5	42.4	49.4
Total	100.0%	100.0%	100.0%
Operations mix by geographic location (3):
California	13.6%	14.3%	15.0%
New York	7.4	7.5	7.6
Texas	6.5	6.6	6.1
Pennsylvania	5.2	5.2	4.6
Illinois	4.4	4.3	4.0
All others	62.9	62.1	62.7
Total	100.0%	100.0%	100.0%
______________________________
(1)Total revenues include third party capital management revenues, revenue from loans and investments and interest and other income (including amounts related to assets classified as held for sale).
(2)Results exclude ten senior housing communities, which are included in the SHOP segment.
(3)Ratios are based on total revenues (including amounts related to assets classified as held for sale) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

We derive a significant portion of our revenues by leasing assets under long-term triple-net leases in which the rental rate is generally fixed with escalators, subject to certain limitations. Some of our triple-net lease escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenues directly from individual residents in our senior housing communities that are managed by operators, such as Atria and Sunrise, and tenants in our outpatient medical buildings.

The concentration of our triple-net leased properties segment revenues and operating income that are attributed to Brookdale, Ardent and Kindred creates credit risk. If any of Brookdale, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. See “Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale, Ardent, Kindred, Atria and Sunrise.” included in Part I, Item 1A of this Annual Report and “Note 3 – Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

We regularly monitor and assess any changes in the relative credit risk associated with our significant tenant relationships. The ratios and metrics we use to evaluate the relative credit risk associated with those relationships depend on facts and circumstances specific to that relationship and may vary over time. Such ratios and metrics may include, without limitation, the credit history of, and the legal, regulatory or economic conditions affecting, any tenant, guarantor, obligor, or affiliated company associated with the tenant. Among other things, we may review and analyze information regarding the real estate, senior housing and healthcare industries generally, financial statements and other public or private information regarding any tenant, guarantor, obligor, or affiliated company. From time to time we may also participate in discussions and in-person meetings with representatives of the significant tenant. Using this information, we calculate and review multiple financial ratios (which may, but do not necessarily, include, leverage, fixed charge coverage, rent coverage and other property level key performance indicators), including certain adjustments based on information provided by the tenant or required by the relevant reporting requirements and the expected future performance of the assets, tenants and guarantors.

Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Atria and Sunrise to set appropriate resident fees, to provide accurate property-level financials results in a timely manner and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. See “Risk Factors—Risks Related to Our Business Operations and Strategy” included in Part I, Item 1A of this Annual Report.

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the year ended December 31, 2023, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item IA of this Annual Report.

The following table summarizes our lease expirations in our triple-net leased properties segment currently scheduled to occur over the next 10 years as of December 31, 2023 (dollars in thousands):

	Number of Properties (1)	2023 Annualized Base Rent (“ABR”) (2)	% of 2023 Total Triple-Net Leased Properties Segment Rental Income
2024	22	$11,101	1.8%
2025 (3)	165	264,994	42.8
2026	31	38,355	6.2
2027	6	10,541	1.7
2028	20	46,669	7.5
2029	22	27,304	4.4
2030	9	11,493	1.9
2031	2	1,788	0.3
2032	7	5,316	0.9
2033	8	3,897	0.6
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
(3)Includes 29 LTACs leased by Kindred and 121 senior living properties leased by Brookdale. Kindred may extend the term for 5 years by delivering a renewal notice to the Company 12 to 18 months prior to expiration. Brookdale may extend the term for 10 years by delivering a renewal notice to the Company 13 to 18 months prior to expiration. We cannot assure you that Kindred or Brookdale will exercise its renewal option for these properties. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” included in Part I, Item 1A of this Annual Report.

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the year ended December 31, 2023, our contractual obligations increased primarily due to the issuance of $862.5 million aggregate principal amount of 3.75% Exchangeable Senior Notes due 2026. See “Note 10 – Senior Notes Payable and Other Debt” and “Note 14 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of December 31, 2023, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $14.0 million outstanding and an additional $1.2 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2023, we had no borrowings outstanding under our commercial paper program.

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

As of December 31, 2023, Ventas Canada Finance Limited (“Ventas Canada”) and Ventas SSL Ontario II, Inc., as borrowers, had a C$500 million or $377.5 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in January 2025.

As of December 31, 2023, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $15.0 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. The net proceeds from the Exchangeable Notes were primarily used to repay the CHC Mortgage Loan. As of December 31, 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding. During the year ended December 31, 2023, we recognized approximately $17.8 million of contractual interest expense and amortization of issuance costs of $3.6 million related to the Exchangeable Notes. Unamortized issuance costs were $17.1 million as of December 31, 2023.

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

Senior Notes

As of December 31, 2023, we had outstanding $8.0 billion aggregate principal amount of senior notes issued by Ventas Realty, approximately $73.8 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.6 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada. All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

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

The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. We were in compliance with all of these covenants at December 31, 2023.

In April 2023, our 100% owned subsidiary, Ventas Canada, issued and sold C$600.0 million aggregate principal amount of 5.398% Senior Notes due 2028 in a private placement at par. Pursuant to cash tender offers, we used the proceeds to repurchase C$613.7 million in aggregate principal amount of outstanding senior notes due in 2024 for an aggregate purchase price of C$600.0 million plus accrued and unpaid interest as disclosed below:

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

As a result of the tender offers, we recognized a gain on extinguishment of debt of $8.3 million in our Consolidated Statements of Income for the year ended December 31, 2023.

Mortgages

At December 31, 2023, our consolidated aggregate principal amount of mortgage debt outstanding was $3.2 billion, of which our share was $2.9 billion.

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

On May 1, 2023, we took ownership of the properties that supported the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. The properties consisted of a diverse pool of 153 assets, which, at the time, also secured the CHC Mortgage Loan. At the time of the equitization of the Santerre Mezzanine Loan, there was $1 billion outstanding under the CHC Mortgage Loan and it accrued interest at a weighted average rate of LIBOR + 1.84% and matured on June 9, 2023. The CHC Mortgage Loan was recorded at fair value, which approximates par, on May 1, 2023. Between June and August 2023, we repaid in full the CHC Mortgage Loan.

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

In December 2023, we entered into a C$93.5 million floating rate mortgage loan maturing in 2028 with an interest rate of CORRA + 1.31%. The mortgage is secured by five SHOP communities in Canada.

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

In December 2023, in connection with our new C$93.5 million mortgage loan, we entered into an interest rate swap totaling a notional amount of C$93.5 million with a maturity of December 18, 2028 that effectively converts CDOR-based floating rate debt to fixed rate debt.

Dividends

During 2023, we declared four dividends totaling $1.80 per share of our common stock, including a fourth quarter dividend of $0.45 per share. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2024.

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

Capital Expenditures

The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time, we may fund the capital expenditures for our triple-net leased properties through loans or advances to the tenants, which may increase the amount of rent payable with respect to the properties in certain cases. We may also fund capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases. We also expect to fund capital expenditures related to our SHOP and outpatient medical and research portfolio segments with the cash flows from the properties or through additional borrowings. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities and commercial paper program.

To the extent that unanticipated capital expenditure needs arise or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.

We are party to certain agreements that obligate us to develop senior housing communities, outpatient medical buildings or research centers funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2023, we had six active and committed projects pursuant to these agreements, including three projects that are unconsolidated.

In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities, outpatient medical buildings and research centers to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Equity Offerings

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. During the year ended December 31, 2023, we sold 2.3 million shares of our common stock under our ATM program for gross proceeds of $110.4 million, representing an average price of $47.89 per share. There were no issuances under the ATM program for the year ended December 31, 2022. During the year ended December 31, 2021, we sold 10.9 million shares of our common stock under our previous ATM program for gross proceeds of $626.4 million at an average gross price of $57.71 per share. As of December 31, 2023, the remaining amount available under our ATM program for future sales of common stock was $889.6 million.

Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Years Ended December 31,		(Decrease) Increase to Cash
	2023	2022	$	%
Cash, cash equivalents and restricted cash at beginning of year	$170,745	$196,597	$(25,852)	(13.1)
Net cash provided by operating activities	1,119,873	1,120,163	(290)	—
Net cash used in investing activities	(184,664)	(859,218)	674,554	78.5
Net cash used in financing activities	(543,749)	(283,928)	(259,821)	(91.5)
Effect of foreign currency translation	1,257	(2,869)	4,126	143.8
Cash, cash equivalents and restricted cash at end of year	$563,462	$170,745	$392,717	nm
______________________________
nm—not meaningful

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased $0.3 million during 2023 over 2022 primarily due to an increase in NOI across our three segments (primarily driven by our SHOP segment) in 2023 offset by higher interest expense in 2023 and the fact that $54.2 million of HHS grants received in 2022 did not re-occur in 2023.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased $674.6 million during 2023 over 2022 primarily due to fewer external acquisitions and higher proceeds from real estate dispositions in 2023, partially offset by increased capital investment in our portfolio.

Cash Flows from Financing Activities

Cash flows used in financing activities increased $259.8 million during 2023 over 2022 primarily due to higher debt repayments and higher repayments under our commercial paper program in 2023, partially offset by higher proceeds from debt issuances.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 10 – Senior Notes Payable and Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, at December 31, 2023, we had $16.2 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

Guarantor and Issuer Financial Information

Ventas, Inc. has fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes, including the Exchangeable Notes, issued by our 100% owned subsidiary, Ventas Realty. None of our other subsidiaries is obligated with respect to Ventas Realty’s outstanding senior notes.

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

In connection with the acquisition of NHP, our 100% owned subsidiary NHP LLC, as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. Neither we nor any of our subsidiaries (other than NHP LLC) is obligated with respect to any of NHP LLC’s outstanding senior notes.

In addition, Ventas, Inc. has fully and unconditionally guaranteed the obligations under our $2.75 billion unsecured revolving credit facility, our C$500 million unsecured term loan facility, our $500.0 million unsecured term loan, our $200.0 million unsecured term loan and our $100.0 million uncommitted line for standby letters of credit.

Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada’s senior notes.

The following summarizes our guarantor and issuer the balance sheet information for the years ended December 31, 2023 and 2022 and statement of income information as of December 31, 2023, 2022 and 2021 (dollars in thousands) for each of Ventas Realty, as issuer of certain notes registered under the Exchange Act, and Ventas, Inc., on an unconsolidated basis, as guarantor of such notes:

Balance Sheet Information

	As of December 31, 2023
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,534,658	$3,049,374
Total assets	17,845,979	3,152,334
Liabilities and equity
Intercompany loans	12,437,182	(4,278,847)
Total liabilities	12,660,012	4,467,637
Redeemable OP unitholder and noncontrolling interests	129,346	—
Total equity (deficit)	5,056,621	(1,315,303)
Total liabilities and equity	17,845,979	3,152,334

	As of December 31, 2022
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,691,107	$3,049,374
Total assets	17,752,892	3,155,014
Liabilities and equity
Intercompany loans	11,704,160	(3,825,402)
Total liabilities	11,925,997	4,263,316
Redeemable OP unitholder and noncontrolling interests	102,148	—
Total equity (deficit)	5,724,747	(1,108,302)
Total liabilities and equity	17,752,892	3,155,014

Statement of Income Information

	For the Year Ended December 31, 2023
	Guarantor	Issuer
Equity earnings in affiliates	$31,025	$—
Total revenues	37,515	145,269
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(38,639)	(213,851)
Net loss	(40,973)	(213,851)
Net loss attributable to common stockholders	(40,973)	(213,851)

	For the Year Ended December 31, 2022
	Guarantor	Issuer
Equity earnings in affiliates	$43,317	$—
Total revenues	45,037	145,560
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(45,383)	(173,407)
Net loss	(47,447)	(173,407)
Net loss attributable to common stockholders	(47,447)	(173,407)

	For the Year Ended December 31, 2021
	Guarantor	Issuer
Equity earnings in affiliates	$133,143	$—
Total revenues	137,348	158,255
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	49,694	(215,773)
Net income (loss)	49,008	(215,777)
Net income (loss) attributable to common stockholders	49,008	(215,777)

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ventas, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Equitization of the Santerre Mezzanine Loan

As discussed in Notes 2, 6 and 11 to the consolidated financial statements, the Company took ownership of the properties securing the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity with no additional consideration being paid. The fair value of the real estate properties totaled $1.566 billion. The fair value was allocated on a relative fair value basis to the tangible and intangible assets and liabilities acquired, primarily buildings and improvements, land, and in-place lease intangibles.

We identified the evaluation of the overall fair value of senior housing, outpatient medical properties, and triple-net leased properties, and the allocation of fair value to buildings and improvements, land, and in-place lease-related intangibles as a critical audit matter. Specifically, a high degree of auditor judgment and specialized skills and knowledge was required to evaluate certain key assumptions used to determine the overall fair value of senior housing, outpatient medical properties, and triple-net leased properties, and the allocation of fair value to buildings and improvements, land, and in-place lease related intangibles.
•For senior housing and outpatient medical properties, the key assumptions in the determination of overall fair value include comparable sales, direct capitalization rates, estimated net operating income, market rents, costs per unit, and estimates of future cash flows.
•For triple-net leased properties, the key assumption in the determination of overall fair value was average estimated per bed value by property by state.
•For the allocation of fair value to buildings and improvements, land, and in-place lease related intangibles, the key assumptions include comparable sales, replacement costs, and market rents.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s overall fair value determination and allocation of fair value to buildings and improvements, land, and in-place lease intangibles, including controls over the key assumptions described above. We involved valuation professionals with specialized skills and knowledge, who assisted in performing the following procedures.

For a selection of senior housing and outpatient medical properties, we evaluated the overall fair value by:
•Comparing the Company’s comparable sales, direct capitalization rates, estimated net operating income, market rents, costs per unit, and estimated future cash flows to independently developed assumptions for direct capitalization rates, estimated net operating income, market rents, cost per unit, estimated future cash flows, and independently obtained publicly available transactions.

For a selection of triple-net leased properties, we evaluated the overall fair value by:
•Comparing the Company’s determination of estimated per bed value by property by state to independently obtained publicly available transactions.

For a selection of real estate properties, we evaluated the allocation of fair value to buildings and improvements, land, and in-place lease intangibles by:
•Comparing the Company’s determination of the estimated fair value of land to comparable sales prices from independently obtained publicly available transactions.
•Developing an independent expectation of the replacement cost and comparing that independent expectation to the Company’s determination of the allocation of value to buildings and improvements.
•Comparing market rents used in the valuation of in-place lease intangibles to ranges of market data from relevant industry guides and comparable leasing transactions.

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
February 15, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Ventas, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ventas, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chicago, Illinois
February 15, 2024

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2023	2022
Assets
Real estate investments:
Land and improvements	$2,596,274	$2,437,905
Buildings and improvements	27,201,381	26,020,048
Construction in progress	368,143	310,456
Acquired lease intangibles	1,448,146	1,346,190
Operating lease assets	312,142	310,307
	31,926,086	30,424,906
Accumulated depreciation and amortization	(10,177,136)	(9,264,456)
Net real estate property	21,748,950	21,160,450
Secured loans receivable and investments, net	27,986	537,075
Investments in unconsolidated real estate entities	598,206	579,949
Net real estate investments	22,375,142	22,277,474
Cash and cash equivalents	508,794	122,564
Escrow deposits and restricted cash	54,668	48,181
Goodwill	1,045,176	1,044,415
Assets held for sale	56,489	44,893
Deferred income tax assets, net	1,754	10,490
Other assets	683,410	609,823
Total assets	$24,725,433	$24,157,840
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$13,490,896	$12,296,780
Accrued interest	117,403	110,542
Operating lease liabilities	194,734	190,440
Accounts payable and other liabilities	1,041,616	1,031,689
Liabilities related to assets held for sale	9,243	6,492
Deferred income tax liabilities	24,500	35,570
Total liabilities	14,878,392	13,671,513
Redeemable OP unitholder and noncontrolling interests	302,636	264,650
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 402,380 and 399,707 shares issued at December 31, 2023 and 2022, respectively	100,648	99,912
Capital in excess of par value	15,650,734	15,539,777
Accumulated other comprehensive loss	(35,757)	(36,800)
Retained earnings (deficit)	(6,213,803)	(5,449,385)
Treasury stock, 279 and 10 shares issued at December 31, 2023 and 2022, respectively	(13,764)	(536)
Total Ventas stockholders’ equity	9,488,058	10,152,968
Noncontrolling interests	56,347	68,709
Total equity	9,544,405	10,221,677
Total liabilities and equity	$24,725,433	$24,157,840

  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Revenues
Rental income:
Triple-net leased	$619,208	$598,154	$653,823
Outpatient medical and research portfolio	867,193	801,159	794,297
	1,486,401	1,399,313	1,448,120
Resident fees and services	2,959,219	2,651,886	2,270,001
Third party capital management revenues	17,841	26,199	20,096
Income from loans and investments	22,952	48,160	74,981
Interest and other income	11,414	3,635	14,809
Total revenues	4,497,827	4,129,193	3,828,007
Expenses
Interest	574,112	467,557	440,089
Depreciation and amortization	1,392,461	1,197,798	1,197,403
Property-level operating expenses:
Senior housing	2,247,812	2,004,420	1,811,728
Outpatient medical and research portfolio	292,776	257,003	257,001
Triple-net leased	14,557	15,301	15,335
	2,555,145	2,276,724	2,084,064
Third party capital management expenses	6,101	6,194	4,433
General, administrative and professional fees	148,876	144,874	129,758
(Gain) loss on extinguishment of debt, net	(6,104)	581	59,299
Transaction, transition and restructuring costs	15,215	30,884	47,318
Allowance on loans receivable and investments	(20,270)	19,757	(9,082)
Gain on foreclosure of real estate	(29,127)	—	—
Shareholder relations matters	—	20,693	—
Other (income) expense	(23,001)	58,268	37,110
Total expenses	4,613,408	4,223,330	3,990,392
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(115,581)	(94,137)	(162,385)
Income from unconsolidated entities	13,626	28,500	4,983
Gain on real estate dispositions	62,119	7,780	218,788
Income tax benefit (expense)	9,539	16,926	(4,827)
(Loss) income from continuing operations	(30,297)	(40,931)	56,559
Net (loss) income	(30,297)	(40,931)	56,559
Net income attributable to noncontrolling interests	10,676	6,516	7,551
Net (loss) income attributable to common stockholders	$(40,973)	$(47,447)	$49,008
Earnings per common share
Basic:
(Loss) income from continuing operations	$(0.08)	$(0.10)	$0.15
Net (loss) income attributable to common stockholders	(0.10)	(0.12)	0.13
Diluted:[1]
(Loss) income from continuing operations	$(0.08)	$(0.10)	$0.15
Net (loss) income attributable to common stockholders	(0.10)	(0.12)	0.13
______________________________
1 Potential common shares are not included in the computation of diluted earnings per share (“EPS”) when a loss from continuing operations exists as the effect would be an antidilutive per share amount.
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(30,297)	$(40,931)	$56,559
Other comprehensive income (loss):
Foreign currency translation gain (loss)	6,024	(11,837)	(3,357)
Unrealized loss on available for sale securities	(1,256)	(1,838)	(23,875)
Unrealized (loss) gain on derivative instruments	(2,766)	39,377	19,934
Total other comprehensive income (loss)	2,002	25,702	(7,298)
Comprehensive (loss) income	(28,295)	(15,229)	49,261
Comprehensive income attributable to noncontrolling interests	11,635	4,497	10,418
Comprehensive (loss) income attributable to common stockholders	$(39,930)	$(19,726)	$38,843

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2021	$93,635	$14,171,262	$(54,354)	$(4,030,376)	$—	$10,180,167	$98,024	$10,278,191
Net income	—	—	—	49,008	—	49,008	7,551	56,559
Other comprehensive (loss) income	—	—	(10,166)	—	—	(10,166)	2,868	(7,298)
Acquisition-related activity	3,332	747,916	—	—	—	751,248	—	751,248
Net change in noncontrolling interests	—	(58,925)	—	—	—	(58,925)	(17,068)	(75,993)
Dividends to common stockholders—$1.80 per share	—	—	—	(698,521)	—	(698,521)	—	(698,521)
Issuance of common stock for stock plans, restricted stock grants and other	2,871	649,941	—	—	(76)	652,736	—	652,736
Adjust redeemable OP unitholder interests to current fair value	—	(11,178)	—	—	—	(11,178)	—	(11,178)
Redemption of OP Units	—	(60)	—	—	76	16	—	16
Balance at December 31, 2021	99,838	15,498,956	(64,520)	(4,679,889)	—	10,854,385	91,375	10,945,760
Net loss	—	—	—	(47,447)	—	(47,447)	6,516	(40,931)
Other comprehensive income (loss)	—	—	27,720	—	—	27,720	(2,018)	25,702
Net change in noncontrolling interests	—	(9,235)	—	—	—	(9,235)	(27,164)	(36,399)
Dividends to common stockholders—$1.80 per share	—	—	—	(722,049)	—	(722,049)	—	(722,049)
Issuance of common stock for stock plans, restricted stock grants and other	74	38,370	—	—	(536)	37,908	—	37,908
Adjust redeemable OP unitholder interests to current fair value	—	11,480	—	—	—	11,480	—	11,480
Redemption of OP Units	—	206	—	—	—	206	—	206
Balance at December 31, 2022	99,912	15,539,777	(36,800)	(5,449,385)	(536)	10,152,968	68,709	10,221,677
Net loss	—	—	—	(40,973)	—	(40,973)	10,676	(30,297)
Other comprehensive income (loss)	—	—	1,043	—	—	1,043	959	2,002
Net change in noncontrolling interests	—	(12,495)	—	—	—	(12,495)	(23,997)	(36,492)
Dividends to common stockholders— $1.80 per share	—	40	—	(723,445)	—	(723,405)	—	(723,405)
Issuance of common stock for stock plans, restricted stock grants and other	736	141,552	—	—	(13,228)	129,060	—	129,060
Adjust redeemable OP unitholder interests to current fair value	—	(18,056)	—	—	—	(18,056)	—	(18,056)
Redemption of OP Units	—	(84)	—	—	—	(84)	—	(84)
Balance at December 31, 2023	$100,648	$15,650,734	$(35,757)	$(6,213,803)	$(13,764)	$9,488,058	$56,347	$9,544,405

   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(30,297)	$(40,931)	$56,559
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,392,461	1,197,798	1,197,403
Amortization of deferred revenue and lease intangibles, net	(59,604)	(63,543)	(88,795)
Other non-cash amortization	22,416	12,957	17,709
Allowance on loans receivable and investments	(20,270)	19,757	(9,082)
Stock-based compensation	30,987	30,715	31,966
Straight-lining of rental income	(7,597)	(11,094)	(14,468)
(Gain) loss on extinguishment of debt, net	(6,104)	581	59,299
Gain on real estate dispositions	(62,119)	(7,780)	(218,788)
Gain on real estate loan investments	—	—	(1,448)
Income tax benefit	(15,269)	(21,348)	(1,224)
Gain and other from unconsolidated entities	(13,626)	(28,500)	(4,973)
Gain on foreclosure of real estate	(29,127)	—	—
Distributions from unconsolidated entities	16,123	19,847	19,326
Other	(44,503)	52,489	26,404
Changes in operating assets and liabilities:
Increase in other assets	(48,445)	(52,897)	(54,571)
Increase (decrease) in accrued interest	1,252	4,915	(5,922)
(Decrease) increase in accounts payable and other liabilities	(6,405)	7,197	16,721
Net cash provided by operating activities	1,119,873	1,120,163	1,026,116
Cash flows from investing activities:
Net investment in real estate property	(6,466)	(446,628)	(1,369,052)
Investment in loans receivable	(2,750)	(30,700)	(489)
Proceeds from real estate disposals	399,534	112,926	840,438
Proceeds from loans receivable	44,630	890	348,091
Proceeds from sale of interest in unconsolidated entities	50,054	—	—
Net cash assumed in foreclosure of real estate	11,615	—	—
Development project expenditures	(383,590)	(231,939)	(247,694)
Capital expenditures	(259,415)	(222,130)	(185,275)
Distributions from unconsolidated entities	74,670	28,311	17,847
Investment in unconsolidated entities	(130,522)	(83,652)	(129,291)
Insurance proceeds for property damage claims	17,576	13,704	1,285
Net cash used in investing activities	(184,664)	(859,218)	(724,140)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(12,410)	(27,179)	(125,399)
Net change in borrowings under commercial paper program	(402,354)	122,414	279,929
Proceeds from debt	2,527,482	957,781	1,534,298
Repayment of debt	(1,973,132)	(575,391)	(2,109,617)
Purchase of noncontrolling interests	(110)	(170)	(24,224)
Payment of deferred financing costs	(41,837)	(8,824)	(27,166)
Issuance of common stock, net	108,455	—	617,438
Cash distribution to common stockholders	(723,559)	(720,319)	(686,888)
Cash distribution to redeemable OP unitholders	(6,191)	(6,292)	(6,761)
Cash issued for redemption of OP Units	(1,132)	(1,487)	(96)
Contributions from noncontrolling interests	20,241	5,371	1,731
Distributions to noncontrolling interests	(32,029)	(32,325)	(13,577)
Proceeds from stock option exercises	1,736	8,691	8,169
Other	(8,909)	(6,198)	(6,303)
Net cash used in financing activities	(543,749)	(283,928)	(558,466)
Net increase (decrease) in cash, cash equivalents and restricted cash	391,460	(22,983)	(256,490)
Effect of foreign currency translation	1,257	(2,869)	1,447
Cash, cash equivalents and restricted cash at beginning of year	170,745	196,597	451,640
Cash, cash equivalents and restricted cash at end of year	$563,462	$170,745	$196,597

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Interest paid including payments and receipts for derivative instruments	$548,108	$467,556	$402,025
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$—	$16,540	$1,319,988
Other assets	7,873	875	16,913
Debt	—	—	482,482
Other liabilities	9,000	7,747	102,256
Deferred income tax liability	12,382	960	446
Noncontrolling interests	—	3,351	468
Equity issued	—	—	751,248
Settlement of loan receivable	486,082	—	—
Real estate received in settlement of loan receivable	1,566,395	—	—
Assumption of debt related to real estate owned	1,016,804	—	—
Equity issued for redemption of OP Units	—	—	76
Investment in unconsolidated entities	—	8,100	—

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms) an S&P 500 company, is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of December 31, 2023, we owned or had investments in approximately 1,400 properties (including properties classified as held for sale). Our company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally will not be required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of highly technical requirements, which impact how we invest in, operate or manage our assets.

We primarily invest in our portfolio of real estate assets through wholly-owned subsidiaries and other co-investment entities. We operate through three reportable business segments: senior housing operating portfolio, which we also refer to as “SHOP”, outpatient medical and research portfolio, which was formerly known as office operations, and triple-net leased properties. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities. In addition, from time to time, we make secured and unsecured loans and other investments relating to real estate or operators. Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, in significant part, based on NOI and related measures for each segment. See “Note 2 – Accounting Policies” and “Note 18 – Segment Information”. For a discussion of our definition of NOI and for a reconciliation of NOI to our net income attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

We also have investments in unconsolidated entities, including through our third-party institutional capital management business, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”).

The following table summarizes information for our reportable business segments and non-segment assets for the year ended December 31, 2023 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Number of Properties
Senior housing operating portfolio (SHOP)	$711,407	37%	587
Outpatient medical and research portfolio	576,932	30%	437
Triple-net leased properties	604,651	31%	331
Non-segment (2)	32,177	2%	—
	$1,925,167	100%	1,355
______________________________
(1)    “NOI” is defined as total revenues, less interest and other income, property-level operating expenses and third party capital management expenses. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.
(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments.

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

We have separately identified certain special purpose entities that were established to allow investments in research projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs, we are a holder of variable interests and we are the primary beneficiary of the VIEs, and therefore, we consolidate these special purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to the rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.

Substantially all of the assets of the VIEs are real estate investments, and substantially all of the liabilities of the VIEs are mortgage loans. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs. Unless otherwise required by the LP or LLC

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets (dollars in thousands):

	December 31, 2023		December 31, 2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$759,817	$266,658	$741,890	$252,518
Fonds Immobilier Groupe Maurice, S.E.C.	1,971,410	1,204,619	1,957,075	1,170,928
Other identified VIEs	1,597,957	354,828	1,699,949	333,185
Tax credit VIEs	29,746	4,024	128,240	16,767

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly-owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate NHP/PMB as a VIE. As of December 31, 2023, third-party investors owned 3.8 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 34% of the total units then outstanding, and we owned 7.6 million Class B limited partnership units in NHP/PMB, representing the remaining 66%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

The OP Units are classified outside of permanent equity on our Consolidated Balance Sheets because they may be redeemed by third parties under circumstances that are outside of our control. We reflect the OP Units at the greater of cost or redemption value. As of December 31, 2023 and 2022, the fair value of the OP Units was $173.5 million and $162.7 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2023 and 2022. We record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value on our Consolidated Balance Sheets.

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

Accounting for Historic and New Markets Tax Credits

For certain of our research centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”) or both. As of December 31, 2023, we owned one property that had syndicated NMTCs to TCIs.

In general, TCIs invest cash into special purpose entities that invest in entities that own the subject property and generate the tax credits. The TCIs receive substantially all of the tax credits and hold only a nominal interest in the economic risk and benefits of the special purpose entities.

HTCs are delivered to the TCIs upon substantial completion of the project. NMTCs are allowed for up to 39% of a qualified investment and are delivered to the TCIs after the investment has been funded and spent on a qualified business. HTCs are subject to recapture within five years of substantial completion. The amount of the recapture is equal to 100% of the HTCs during the first year after the completion of the historic rehabilitation and is reduced by 20% each year during the subsequent five-year period. NMTCs are subject to recapture until the end of the seventh year following the qualifying investment. We have provided the TCIs with certain guarantees which protect the TCIs from losses should a tax credit recapture event occur. The contractual arrangements with the TCIs include a put/call provision whereby we may be obligated or entitled to repurchase the interest of the TCIs in the special purpose entities at the end of the tax credit recapture period. We anticipate that either the TCIs will exercise their put rights or we will exercise our call rights prior to the applicable tax credit recapture periods.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Real Estate Acquisitions

When we acquire real estate, we first make reasonable judgments about whether the transaction involves an asset or a business. Our real estate acquisitions are generally accounted for as asset acquisitions as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. We record the cost of the assets acquired as tangible and intangible assets and liabilities based upon their relative fair values as of the acquisition date.

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

We test goodwill for impairment at least annually, and more frequently if indicators of impairment arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with estimating the fair value of the operating unit. A goodwill impairment, if any, will be recognized in the period it is determined and is measured as the amount by which an operating unit’s carrying value exceeds its fair value.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable

We record loans receivable, other than those acquired in connection with asset acquisition, on our Consolidated Balance Sheets (either in secured loans receivable and investments, net or other assets, in the case of non-mortgage loans receivable) at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and immediately recognize in income any unamortized balances if the loan is repaid before its contractual maturity.

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

Deferred Financing Costs

We amortize deferred financing costs, which are reported as a reduction to senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortized costs of approximately $23.2 million, $18.2 million and $19.7 million were included in interest expense for the years ended December 31, 2023, 2022 and 2021, respectively.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Triple-Net Leased Properties and Outpatient Medical and Research Portfolio

Certain of our triple-net leases and most of our outpatient medical buildings and research centers’ (collectively, “outpatient medical and research portfolio”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2023 and 2022, this cumulative excess totaled $194.1 million and $187.5 million, respectively (excluding properties classified as held for sale).

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

SHOP

Our resident agreements are accounted for as leases and we recognize resident fees and services, other than move-in fees and certain rent incentives, monthly as services are provided. We recognize move-in fees and certain rent incentives on a straight-line basis over the average resident stay.

Other

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements, which are determined in accordance with the terms specific to each arrangement. We recognize these fees as we provide the services.

We may also earn promote revenue within the VIM platform related to the Ventas Fund, a perpetual life investment vehicle focused on investments in research centers, outpatient medical buildings and senior housing communities in North America. Within the Ventas Fund, promote revenue is generally based on the Ventas Fund’s cumulative returns over three-year performance periods. The promote revenue is based on operating performance and real estate valuation of the portfolio, including highly variable inputs such as capitalization rates, market rents, and interest rates. As the asset appreciation is an

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

important driver of the promote and the key inputs in the valuation process can change, we generally recognize promote revenues at or near the end of the performance period. We include these revenues as a component of third party capital management revenues in our Consolidated Statements of Income.

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

Accounting for Foreclosed Properties

The Company may receive properties pursuant to a foreclosure, deed in lieu of foreclosure or other legal action in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. We refer to such actions as a “foreclosure” and to such properties as “foreclosed properties.” We account for foreclosed properties received in settlement of loans receivable in accordance with ASC 310, Receivables. Foreclosed real estate received in full or partial satisfaction of a loan and any debt assumed upon foreclosure is recorded at fair value at the time of foreclosure. If the amortized cost basis in the loan exceeds the fair value of the collateral received, the difference is recorded as an allowance on loans receivable and investments in the Consolidated Statements of Income. Conversely, if the fair value of the collateral received is higher than the amortized cost basis in the loan, the difference, less the fair value of any debt assumed, less the principal amount of the loan receivable (after the reversal of previously recorded allowances), and net of working capital assumed and transaction costs, is recorded as a gain on foreclosure of real estate in the Consolidated Statements of Income.

Exchangeable Senior Notes

We account for our exchangeable senior notes in accordance with ASC 470-20, Debt - Debt with Conversion and Other Options (after the adoption of Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)). We evaluate the exchange features embedded in our exchangeable senior notes in accordance with ASC 815, Derivatives and Hedging. ASC 815 requires embedded derivatives to be separated from their host non-derivative contracts and accounted for as free-standing derivative financial instruments if, and only if, each of the following three criteria is met: (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Certain contracts that involve an entity’s own equity are explicitly exempted from the requirements of ASC 815.

Stock-Based Compensation

We recognize share-based payments to employees and directors, including grants of restricted stock and restricted stock units (including time-based and performance-based awards), included in general, administrative and professional fees in our Consolidated Statements of Income generally on a straight-line basis over the requisite service period based on the grant date fair value of the award. Forfeitures of share-based awards are recognized as they occur.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction, Transition and Restructuring Costs

Transaction, transition and restructuring costs include transition and integration expenses incurred by properties that have undergone operator or business model transitions; costs and expenses relating to mergers, acquisitions, investments, leases, management agreements and similar arrangements, strategic transactions, such as spin-offs, joint ventures, partnerships and minority investments, and other transactions; and costs and expenses related to organizational or other restructuring activities.

Other Expense

Other expense includes the changes in fair value of stock warrants, net expenses or recoveries related to materially disruptive events and other expenses or income.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

As of December 31, 2023, 2022 and 2021, we operated through three reportable business segments: SHOP, outpatient medical and research portfolio and triple-net leased properties. In our SHOP segment, we invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our outpatient medical and research portfolio segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our triple-net leased properties segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease those properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. See “Note 18 – Segment Information.”

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

During 2023, we did not receive any HHS grants. During 2022 and 2021, we received $54.2 million and $15.4 million, respectively, in HHS grants. These grants are recognized as a contra expense within property-level operating expenses in our Consolidated Statements of Income in the period in which they were received. Any grants that are ultimately received and retained by us are not expected to fully offset the losses incurred in our SHOP segment that are attributable to COVID-19. Further, although we continue to monitor and evaluate the terms and conditions associated with these government grants, we cannot assure you that we will be in compliance with all requirements related to the payments received, in which case some or all of the grants received may need to be repaid.

Recent Accounting Standards

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of the adoption of ASU 2023-07 on our Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of the adoption of ASU 2023-09 on our Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In 2022, expenses related to shareholder relations matters have been reclassified from transaction, transition and restructuring costs to shareholder relations matters in our Consolidated Statements of Income.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of December 31, 2023, Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) contributed approximately 20.1%, 4.5%, 7.7%, 6.9% and 6.9%, respectively, of our total NOI. Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale, Ardent and Kindred.

Based on total NOI, our SHOP, outpatient medical and research portfolio triple-net leased properties segments contributed 37.0%, 30.0% and 31.4%, respectively. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2023, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and NOI for each of the years ended December 31, 2023, 2022 and 2021. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Leased Properties

The properties we triple-net leased to Brookdale, Ardent and Kindred accounted for a significant portion of total revenues and total NOI for the years ended December 31, 2023, 2022 and 2021. Refer to Item 1A. Risk Factors. The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Years Ended December 31,
	2023	2022	2021
Contribution as a Percentage of Total Revenues (1):
Brookdale (2)	3.3%	3.6%	3.9%
Ardent	3.0	3.2	3.3
Kindred	2.9	3.2	3.8
Contribution as a Percentage of Total NOI:
Brookdale (2)	7.7%	8.1%	8.6%
Ardent	6.9	7.1	7.4
Kindred	6.9	7.3	7.8
______________________________
(1)Total revenues include third party capital management revenues, income from loans and investments and interest and other income.
(2)2023, 2022 and 2021 results include $42.6 million, $42.6 million and $42.6 million, respectively, of amortization of up-front consideration received in 2020 from a revised master lease agreement with Brookdale.

Each of our leases with Brookdale, Ardent and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale, Ardent and Kindred leases is guaranteed by a corporate parent.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kindred Lease

As of December 31, 2023, we leased 29 properties to Kindred pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Kindred Lease”). As of December 31, 2023, the Kindred Lease represented approximately 6.9% of the Company’s Total NOI.

Pursuant to the Kindred Lease, the 29 properties are divided into two groups. The first group is composed of six properties (“Group 1”) and the second group is composed of 23 properties (“Group 2”). The existing term of the Kindred Lease expires on April 30, 2028 for Group 1 and April 30, 2025 for Group 2. Kindred has the option to renew all of the properties (but not less than all) (a) within Group 1 for two 5-year extensions; and (b) within Group 2 for three 5-year extensions, in each case at the greater of escalated rent and fair market rent by providing written notice no later than one year prior to the applicable expiration date. Kindred currently has the option to renew all of the properties (but not less than all) within Group 2 for one such 5-year extension by providing written notice to us before May 1, 2024. The Kindred Lease is guaranteed by a parent company.

The COVID-19 pandemic led to elevated volumes and financial performance at the properties leased to Kindred. As the pandemic receded, the financial performance has declined. While we believe that Kindred has taken and is taking targeted actions to attempt to improve the performance of the properties, there can be no assurance that Kindred will be able to do so or that such financial performance will not affect Kindred’s ability to perform their obligations to us or impact any of their decisions related to the renewal of their lease. See also “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.”, “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale, Ardent, Kindred, Atria and Sunrise.” and “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors.” included in Part I, Item 1A of this Annual Report.

Brookdale Lease

As of December 31, 2023, we leased 121 properties (excluding ten properties managed by Brookdale pursuant to long-term management agreements and included in the SHOP segment) to Brookdale pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Brookdale Lease”).

Under the terms of the Brookdale Lease, base rent escalates annually at 3% per annum, which escalation commenced on January 1, 2022. The existing term of the Brookdale Lease expires December 31, 2025 and Brookdale has the option to renew the Brookdale lease with respect to all (but not less than all) of the properties for two, 10-year extensions. Base rent for the first year of each extension is the greater of (a) 103% of prior full year's base rent; and (b) fair market rent, capped at a 10% increase. Subsequent to the first year of any such renewal, base rent would continue to escalate by 3% per annum over the prior full year’s base rent. Brookdale currently has the option to renew the Brookdale Lease for its next 10-year extension by providing written notice to us after June 30, 2024 and on or before November 30, 2024. The Brookdale Lease is guaranteed by Brookdale Senior Living, Inc.

In addition, we hold warrants for 16.3 million shares of Brookdale Senior Living, Inc. common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share. The warrants are classified within other assets on our Consolidated Balance Sheets and measured at fair value with changes in fair value being recognized within other expense in our Consolidated Statements of Income.

Ardent Lease

As of December 31, 2023, we leased 11 properties (excluding 19 outpatient medical buildings leased to Ardent under separate leases included in our outpatient medical and research portfolio segment) to Ardent pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Ardent Lease”). The existing term of the Ardent Lease expires August 31, 2035 and Ardent has the option to renew such term for one, 10-year extension at contractual escalated rent. The Ardent Lease is guaranteed by the Ardent parent company.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Contractual Rents

The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, assuming no renewal but including straight-line rent adjustments where applicable, under the existing lease for all of our consolidated triple-net and outpatient medical and research building leases as of December 31, 2023 (excluding properties classified as held for sale as of December 31, 2023, dollars in thousands):

	Brookdale Senior Living	Ardent	Kindred	Other	Total
2024	$149,045	$149,470	$134,372	$771,947	$1,204,834
2025	148,586	149,470	62,124	679,068	1,039,248
2026	—	148,927	25,839	611,042	785,808
2027	—	147,839	25,839	509,668	683,346
2028	—	147,839	8,613	414,148	570,600
Thereafter	—	968,188	—	1,435,066	2,403,254
Total	$297,631	$1,711,733	$256,787	$4,420,939	$6,687,090

Senior Housing Operating Portfolio

As of December 31, 2023, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 308 of our 587 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

On July 30, 2021, Atria acquired the management services division of Holiday, which at the time managed a pool of 26 communities for Ventas. As of December 31, 2023, Atria and its subsidiaries, including Holiday, managed a pool of 216 senior housing communities for Ventas. Ventas has the right to terminate the management contract for 67 of the communities on short notice.

As of December 31, 2023, Sunrise managed 92 communities for Ventas pursuant to multiple management agreements (collectively, the “Sunrise Management Agreements”). Our Sunrise Management Agreements have initial terms expiring between 2035 and 2040. Ventas has the ability to terminate some or all of the Sunrise Management Agreements under certain circumstances with or without the payment of a fee.

We successfully transitioned the operations of 90 senior living communities owned by us and operated under management agreements with Eclipse Senior Living, Inc. (“ESL”) to seven experienced managers on or before January 2, 2022. ESL ceased operation of its management business in early 2022 following completion of the transitions. We incurred certain one-time transition costs and expenses in connection with the transitions, which were recognized within transaction, transition and restructuring costs in our Consolidated Statements of Income.

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

NOTE 4 – ACQUISITIONS OF REAL ESTATE PROPERTY

We acquire and invest in senior housing, outpatient medical buildings and research centers and other healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source. The following summarizes our acquisition activities. Each of our acquisitions disclosed below was accounted for as an asset acquisition.

2022 Acquisitions

During the year ended December 31, 2022, for an aggregate purchase price of $453.2 million, we acquired 18 outpatient medical buildings leased to affiliates of Ardent, one behavioral health center, one research center (all of which are

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported within our outpatient medical and research portfolio segment) and two senior housing communities (which are reported within our SHOP segment).

2021 Acquisitions

On September 21, 2021, we acquired New Senior Investment Group Inc. (“New Senior”) for a purchase price of $2.3 billion in an all-stock transaction pursuant to an Agreement and Plan of Merger dated as of June 28, 2021 (the “Merger Agreement”) by and among Ventas, Cadence Merger Sub LLC, our wholly-owned subsidiary (“Merger Sub”), and New Senior. Under the Merger Agreement, on the acquisition date, Merger Sub merged with and into New Senior, with New Senior surviving the merger as our wholly-owned subsidiary (the “New Senior Acquisition”). The New Senior Acquisition was valued at approximately $2.4 billion. We funded the transaction through the issuance of approximately 13.3 million shares of our common stock, with each New Senior stockholder receiving 0.1561 shares of Ventas common stock for each share of New Senior common stock that they owned immediately prior to the acquisition. In addition to the equity issuance, we funded the acquisition through the assumption of $482.5 million of New Senior mortgage debt and $1.1 billion of cash paid at closing. The New Senior Acquisition added 102 independent living communities to our SHOP segment and one independent living community to our triple-net lease properties segment. We accounted for this transaction as an asset acquisition and the financial results of New Senior have been included in our consolidated financial statements from the acquisition date.

During the year ended December 31, 2021, we acquired six Canadian senior housing communities reported within our SHOP segment and a behavioral health center in Plano, Texas reported within our outpatient medical and research portfolio for aggregate consideration of $240.7 million.

2024 Acquisitions

In January 2024, we closed on the acquisition of a Class A senior housing community reported within our SHOP segment for $36.0 million.

NOTE 5 – DISPOSITIONS AND IMPAIRMENTS
2023 Activity

During the year ended December 31, 2023, we sold seven senior housing communities (four of which were vacant), seven outpatient medical buildings (one of which was vacant), three research centers, nine triple-net leased properties (two of which were vacant) and two land parcel for aggregate consideration of $399.5 million and recognized a gain on the sale of these assets of $62.1 million in our Consolidated Statements of Income.

2022 Activity

During the year ended December 31, 2022, we sold seven senior housing communities, two outpatient medical buildings, three triple-net leased properties, one vacant land parcel and one vacant outpatient medical building for aggregate consideration of $115.1 million and recognized a net gain on the sale of these assets of $7.8 million in our Consolidated Statements of Income.

2021 Activity

During the year ended December 31, 2021, we sold 34 outpatient medical buildings, eight triple-net leased properties and 23 senior housing communities for aggregate consideration of $859.7 million and recognized gains on the sale of these assets of $218.8 million in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties (dollars in thousands):

	As of December 31, 2023			As of December 31, 2022
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	13	$48,173	$6,419	3	$44,852	$5,675
Outpatient medical and research portfolio (1)	3	5,431	2,643	—	41	817
Triple-net leased properties	1	2,885	181	—	—	—
Total	17	$56,489	$9,243	3	$44,893	$6,492
______________________________
(1)Balances as of December 31, 2022 primarily relate to sold assets that will be settled post close.

Real Estate Impairments

We recognized impairments of $226.6 million, $107.8 million and $219.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the future cash flows of the impaired assets.

NOTE 6 – LOANS RECEIVABLE AND INVESTMENTS

As of December 31, 2023 and 2022, we held $54.1 million and $561.4 million, respectively, of loans receivable and investments, net of allowance, relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of December 31, 2023:
Secured/mortgage loans and other, net (1)	$27,986	$—	$27,986	$27,947
Non-mortgage loans receivable, net (2)	30,128	(3,976)	26,152	25,200
Total loans receivable and investments, net	$58,114	$(3,976)	$54,138	$53,147

As of December 31, 2022:
Secured/mortgage loans and other, net (3)	$513,669	$(20,000)	$493,669	$493,627
Government-sponsored pooled loan investments, net (4)	43,406	—	43,406	43,406
Total investments reported as secured loans receivable and investments, net	557,075	(20,000)	537,075	537,033
Non-mortgage loans receivable, net (2)	28,959	(4,621)	24,338	23,416
Total loans receivable and investments, net	$586,034	$(24,621)	$561,413	$560,449
______________________________
(1)Investments have contractual maturities in 2024 and 2027.
(2)Included in other assets on our Consolidated Balance Sheets.
(3)Includes the Company’s cash-pay non-recourse mezzanine loan to Santerre Health Investors (the “Santerre Mezzanine Loan”), which was no longer outstanding as of December 31, 2023. Other included investments have contractual maturities in 2024 and 2027.
(4)Repaid at par in February 2023.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 Activity

On May 1, 2023, we took ownership of the properties that secured the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. As a result, the Santerre Mezzanine Loan is no longer outstanding. The properties consisted of a diverse pool of outpatient medical buildings, senior housing operating portfolio communities, triple-net leased skilled nursing facilities and hospital assets in the United States, which, at the time, also secured a $1 billion non-recourse senior mortgage loan issued under the CHC Commercial Mortgage Trust 2019-CHC (the “CHC Mortgage Loan”). For additional information regarding the CHC Mortgage Loan, see “Note 10 – Senior Notes Payable and Other Debt.”

Upon taking ownership of the portfolio, we reversed the previously recorded (in 2022) $20.0 million CECL allowance and recognized a gain on foreclosure of real estate of $29.1 million in our Consolidated Statements of Income. The gain is the fair value of the properties that secured the Santerre Mezzanine Loan, less the fair value of the CHC Mortgage Loan, less the principal amount of the Santerre Mezzanine Loan on May 1, 2023 (after the reversal of previously recorded allowances), and net of non-real estate assets and liabilities and transaction costs. For additional information, see “Note 11 – Fair Values of Financial Instruments.”

2022 Activity

In 2022, we provided secured debt financing in the aggregate amount of $29.1 million with terms ranging from two to five years and interest rates ranging from Term SOFR plus 3.75% to 5.00%.

As of December 31, 2022, we recognized a $20.0 million allowance on the Santerre Mezzanine Loan in our Consolidated Statements of Income. The allowance for the Santerre Mezzanine Loan was calculated using the CECL model, which considers relevant information about past events, current conditions and reasonable and supportable forecasts to estimate expected losses as of the most recent balance sheet date.

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

Investments in Unconsolidated Real Estate Entities

Through VIM, which combines our extensive third-party capital ventures under a single platform, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner.

Below is a summary of our investments in unconsolidated real estate entities as of December 31, 2023 and 2022, respectively (dollars in thousands):

	Ownership (1)		Carrying Amount
	as of December 31,		as of December 31,
	2023	2022	2023	2022
Investments in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	18.3%	21.0%	$264,442	$263,979
Pension Fund Joint Venture	23.6%	22.9%	22,169	25,028
Research & Innovation Development Joint Venture	51.3%	51.0%	275,829	284,962
Ventas Investment Management platform			562,440	573,969
Atrium Health & Wake Forest Joint Venture	48.5%	48.5%	35,137	5,403
All other (2)	34.0%-37.5%	34.0%-37.5%	629	577
Total investments in unconsolidated real estate entities			$598,206	$579,949
______________________________

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $14.7 million, $14.5 million and $12.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Such amounts, along with promote revenue, are included in third party capital management revenues in our Consolidated Statements of Income.

2022 Activity

In 2022, we earned our first promote revenue of $9.9 million as general partner of the Ventas Life Science & Healthcare Real Estate Fund within VIM. The promote revenue was recorded in third party capital management revenues in our Consolidated Statements of Income.

In 2022, we, together with our joint venture partners Wexford and Atrium Health, closed or committed to a new approximately 326,000 square foot development in Charlotte, North Carolina.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within other assets on our Consolidated Balance Sheets. Our 34% ownership interest in Atria entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

2023 Activity

As of December 31, 2023, we held a 7.5% ownership interest in Ardent, which entitles us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors. In May 2023, we sold approximately 24% of our ownership interest in Ardent to a third-party investor for $50.1 million in total proceeds. As a result of the sale, we recognized $33.5 million of gain for the year ended December 31, 2023 in income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent was reduced from 9.8% to 7.5%.

On November 23, 2023, Ardent became aware of a cybersecurity incident, which Ardent determined to be a ransomware attack. As a result, Ardent took its network offline, suspending all user access to its information technology applications, which resulted in disruptions to certain aspects of Ardent’s clinical and financial operations.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to Rule 3-09 and Rule 4-08(g) of Regulation S-X under the Securities Act, we are required to present summarized financial information of the combined accounts of our unconsolidated entities accounted for by the equity method. The following table summarizes the combined unaudited financial information of our equity method investments, based on the most recent financial information available to us as of the respective reporting dates and periods (dollars in thousands):

	As of December 31,
	2023	2022
Total assets	$9,423,867	$8,815,737
Total liabilities	6,133,776	5,818,276
Total noncontrolling interests	574,575	555,783
Total equity, net of noncontrolling interests	2,715,516	2,441,678

	For the Years Ended December 31,
	2023	2022	2021
Total revenues	$6,526,010	$6,193,393	$5,751,765
Total pre-tax income	43,100	335,793	243,773
Total net (loss) income, net of noncontrolling interests	(44,313)	212,112	110,384

NOTE 8 – INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of December 31, 2023		As of December 31, 2022
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$130,371	4.8	$129,038	5.4
In-place and other lease intangibles (2)	1,317,775	8.3	1,217,152	8.0
Goodwill	1,045,176	N/A	1,044,415	N/A
Other intangibles (2)	34,440	4.8	34,404	5.6
Accumulated amortization	(1,189,817)	N/A	(1,061,305)	N/A
Net intangible assets	$1,337,945	8.0	$1,363,704	7.8
Intangible liabilities:
Below-market lease intangibles (1)	$306,499	8.1	$333,672	8.6
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(241,600)	N/A	(258,639)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$81,965	8.1	$92,099	8.6
______________________________
(1)     Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our Consolidated Statements of Income.
(2)     Amortization of lease intangibles is recorded in depreciation and amortization in our Consolidated Statements of Income.
N/A—Not Applicable

Above-market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below-market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, our net amortization related to these intangibles was $111.2 million, $102.4 million and $29.3 million, respectively.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the estimated net amortization related to these intangibles for each of the next five years (dollars in thousands):

Estimated Net Amortization
2024	$102,539
2025	24,497
2026	17,653
2027	13,942
2028	11,802

The table below reflects the carrying amount of goodwill, by segment, as of December 31, 2023 (dollars in thousands):

Goodwill
Outpatient medical and research portfolio	$463,796
Triple-net leased properties	322,326
SHOP	259,054
Total goodwill	$1,045,176

NOTE 9 – OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of December 31,
	2023	2022
Straight-line rent receivables	$194,108	$187,536
Deferred lease costs, net	118,556	101,185
Investment in unconsolidated operating entities	80,312	95,363
Non-mortgage loans receivable, net	26,152	24,338
Stock warrants	59,281	23,621
Other intangibles, net	5,584	6,393
Other	199,417	171,387
Total other assets	$683,410	$609,823

Stock warrants represent warrants exercisable at any time prior to December 31, 2025, in whole or in part, for 16.3 million shares of Brookdale common stock at an exercise price of $3.00 per share. These warrants are measured at fair value with changes in fair value being recognized within other expense in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of December 31,
	2023	2022
Unsecured revolving credit facility (1)(2)	$14,006	$25,230
Commercial paper notes	—	403,000
2.55% Senior Notes, Series D due 2023 (2)	—	202,967
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	123,256	184,515
2.80% Senior Notes, Series E due 2024 (2)	55,143	442,837
Unsecured term loan due 2025 (2)	377,501	369,031
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.75% Exchangeable Senior Notes due 2026	862,500	—
Unsecured term loan due February 2027	200,000	—
Unsecured term loan due June 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	358,626	350,579
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	453,001	—
4.40% Senior Notes due 2029	750,000	750,000
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	226,501	221,419
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	22,823
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	3,174,251	2,436,443
Total	13,568,598	12,361,244
Deferred financing costs, net	(84,034)	(63,410)
Unamortized fair value adjustment	17,081	23,535
Unamortized discounts	(10,749)	(24,589)
Senior notes payable and other debt	$13,490,896	$12,296,780
______________________________
(1)As of December 31, 2023 and 2022, respectively, zero and $3.7 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $14.0 million and $21.5 million were denominated in British pounds as of December 31, 2023 and 2022, respectively.
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

As of December 31, 2023, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $14.0 million outstanding and an additional $1.2 million restricted to support outstanding letters of credit. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2023, we had no borrowings outstanding under our commercial paper program.

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

As of December 31, 2023, Ventas Canada Finance Limited (“Ventas Canada”) and Ventas SSL Ontario II, Inc., as borrowers, had a C$500 million or $377.5 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in January 2025.

As of December 31, 2023, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $15.0 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. The net proceeds from the Exchangeable Notes were primarily used to repay the CHC Mortgage Loan. As of December 31, 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding. During the year ended December 31, 2023, we recognized approximately $17.8 million of contractual interest expense and amortization of issuance costs of $3.6 million related to the Exchangeable Notes. Unamortized issuance costs were $17.1 million as of December 31, 2023.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Senior Notes

As of December 31, 2023, we had outstanding $8.0 billion aggregate principal amount of senior notes issued by Ventas Realty, approximately $73.8 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.6 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada. All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

Ventas Realty’s senior notes are part of our and Ventas Realty’s general unsecured obligations, ranking equal in right of payment with all of our and Ventas Realty’s existing and future senior obligations and ranking senior in right of payment to all of our and Ventas Realty’s existing and future subordinated indebtedness. However, Ventas Realty’s senior notes are effectively subordinated to our and Ventas Realty’s secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. Ventas Realty’s senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries (other than Ventas Realty).

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2023, our 100% owned subsidiary, Ventas Canada, issued and sold C$600.0 million aggregate principal amount of 5.398% Senior Notes due 2028 in a private placement at par. Pursuant to cash tender offers, we used the proceeds to repurchase C$613.7 million in aggregate principal amount of outstanding senior notes due in 2024 for an aggregate purchase price of C$600.0 million plus accrued and unpaid interest as disclosed below:

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

As a result of the tender offers, we recognized a gain on extinguishment of debt of $8.3 million in our Consolidated Statements of Income for the year ended December 31, 2023.

Mortgages

At December 31, 2023, we had 147 mortgage loans outstanding in the aggregate principal amount of $3.2 billion, which are secured by 140 of our properties. Of these loans, 131 loans in the aggregate principal amount of $2.8 billion bear interest at fixed rates ranging from 2.24% to 13.02% per annum, and 16 loans in the aggregate principal amount of $418.3 million bear interest at variable rates ranging from 3.61% to 7.70% per annum as of December 31, 2023. At December 31, 2023, the weighted average annual rate on our fixed rate mortgage loans was 4.2%, and the weighted average annual rate on our variable rate mortgage loans was 6.1%. Our mortgage loans had a weighted average maturity of 4.8 years as of December 31, 2023.

During the years ended December 31, 2023 and 2022, we repaid in full mortgage loans in the aggregate principal amount of $50.9 million and $0.6 million, respectively.

In March 2023, we entered into a C$271.8 million floating rate mortgage loan maturing in 2028 with an interest rate of CDOR + 0.88%. The mortgage is secured by 14 SHOP communities in Canada.

On May 1, 2023, we took ownership of the properties that supported the Santerre Mezzanine Loan by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. The properties consisted of a diverse pool of 153 assets, which, at the time, also secured the CHC Mortgage Loan. At the time of the equitization of the Santerre Mezzanine Loan, there was $1 billion outstanding under the CHC Mortgage Loan and it accrued interest at a weighted average rate of LIBOR + 1.84% and matured on June 9, 2023. The CHC Mortgage Loan was recorded at fair value, which approximates par, on May 1, 2023. Between June and August 2023, we repaid in full the CHC Mortgage Loan.

In July 2023, we entered into a $426.8 million fixed rate mortgage loan, which accrues interest at 5.91%, matures in 2033 and is secured by 19 SHOP communities in the United States. In October 2023, we purchased a $32.0 million tranche of this Company indebtedness at a discounted price, reducing the net effective interest rate of the mortgage loan to 5.60% and the net amount of the mortgage loan to $394.8 million. Because valid rights of set-off exist, the loan receivable is recorded as a reduction to the mortgage loan within senior notes payable and other debt on our Consolidated Balance Sheet, and interest income received is recorded as a reduction to interest expense in our Consolidated Statement of Income. As of December 31, 2023, the loan receivable of $32.0 million reduced the mortgage loan of $426.8 million resulting in a net mortgage loan balance of $394.8 million recorded within senior notes payable and other debt on our Consolidated Balance Sheet.

In December 2023, we entered into a C$93.5 million floating rate mortgage loan maturing in 2028 with an interest rate of CORRA + 1.31%. The mortgage is secured by five SHOP communities in Canada.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of December 31, 2023, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes	Scheduled Periodic Amortization	Total Maturities
2024	$1,211,752		$52,430	$1,264,182
2025	2,166,134	14,006	46,892	2,227,032
2026	1,896,009		40,876	1,936,885
2027	1,564,570		40,896	1,605,466
2028	1,509,621	—	33,601	1,543,222
Thereafter	4,868,317		123,494	4,991,811
Total maturities	$13,216,403	$14,006	$338,189	$13,568,598

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

As of December 31, 2023, we were in compliance with all of these covenants.

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

As of December 31, 2023, our variable rate debt obligations of $1.1 billion reflect, in part, the effect of $142.7 million notional amount of interest rate swaps with maturities in March 22, 2027, that effectively convert fixed rate debt to variable rate debt.

As of December 31, 2023, our fixed rate debt obligations of $12.5 billion reflect, in part, the effect of $527.3 million and C$651.5 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March and April 2023, we entered into a total of $250.0 million aggregate forward starting swaps with a ten-year weighted average rate of 3.37%. In July 2023, we terminated the above-mentioned forward starting swaps in conjunction with the issuance of the $426.8 million fixed rate mortgage loan due in 2033.

In December 2023, in connection with our new C$93.5 million mortgage loan, we entered into an interest rate swap totaling a notional amount of C$93.5 million with a maturity of December 18, 2028 that effectively converts CDOR-based floating rate debt to fixed rate debt.

NOTE 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$508,794	$508,794	$122,564	$122,564
Escrow deposits and restricted cash (1)	54,668	54,668	48,181	48,181
Stock warrants (3)(5)	59,281	59,281	23,621	23,621
Secured mortgage loans and other, net (3)(4)	27,986	27,947	493,669	493,627
Non-mortgage loans receivable, net (3)(4)(5)	26,152	25,200	24,338	23,416
Government-sponsored pooled loan investments, net (3)	—	—	43,406	43,406
Derivative instruments (3)(5)	19,782	19,782	24,316	24,316
Liabilities:
Senior notes payable and other debt, gross (3)(4)	13,568,598	13,104,091	12,361,244	11,493,824
Derivative instruments (3)(6)	2,525	2,525	145	145
Redeemable OP Units (2)	173,452	173,452	162,663	162,663
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

Other Items Measured at Fair Value on a Nonrecurring Basis

Real estate recorded as held for sale and any associated real estate impairment recorded due to the shortening of the expected hold period due to our change in intent to hold the asset (see “Note 5 – Dispositions and Impairments”) are measured at fair value on a nonrecurring basis. We estimate the fair value of assets held for sale and any associated impairment charges based primarily on current sales price expectations, which reside within Level 2 of the fair value hierarchy.

Real estate impairment charges recorded due to our evaluation of recoverability when events or changes in circumstances indicate the carrying amount may not be recoverable are based on company-specific inputs and our assumptions about the marketability of the properties as observable inputs are not available. As such, we have determined that these fair value measurements generally reside within Level 3 of the fair value hierarchy. We estimate the fair value of real estate deemed to not be recoverable using the cost or income approach and unobservable data such as net operating income and estimated

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalization and discount rates, and giving consideration to local and national industry market data including comparable sales.

2023 Activity

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

2022 Activity

As of December 31, 2022, we recognized a $20.0 million allowance on our mezzanine loan (the “Santerre Mezzanine Loan”) to Santerre Health Investors. The Santerre Mezzanine Loan had a principal balance of $486.1 million, was priced at LIBOR + 6.42% and was freely prepayable in whole or in part subject to satisfaction of certain financial and non-financial terms and conditions. The Santerre Mezzanine Loan generated $40.0 million in loan interest income to Ventas in 2022.

The allowance for the Santerre Mezzanine Loan was calculated using the “current expected credit loss”, or “CECL”, model, which considers relevant information about past events, current conditions and reasonable and supportable forecasts to estimate expected losses as of the most recent balance sheet date. In the case of the Mezzanine Loan, the analysis took into account a variety of factors, including market conditions, cap rates for comparable assets, forecasted estimates of net operating income, discount rates, lease coverage levels and the continuing impact of COVID-19 and its secondary and tertiary effects on the operating performance of certain of the collateral, including occupancy and operating expenses such as labor. The allowance was calculated as of December 31, 2022 and did not take into account changes in the underlying facts that may have occurred after that date. The allowance was based on numerous estimates and assumptions that were inherently uncertain and subject to adjustment as the underlying facts change. The allowance may not represent the loss, if any, that we ultimately recognize.

NOTE 12 – LONG-TERM COMPENSATION

Compensation Plans

We currently have:

•one plan, the 2022 Incentive Plan, under which equity awards, including options to purchase common stock, shares of restricted stock or restricted stock units, have been or may be granted to our officers, employees and non-employee directors; and

•one plan under which our non-employee directors may elect to defer receipt of all or a portion of their cash retainers and meeting fees and receive shares of common stock in lieu thereof at a later date chosen by the participating director (the Non-Employee Directors’ Cash Compensation Deferral Plan, formerly known as the Non-Employee Directors’ Deferred Stock Compensation Plan).

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These plans are referred to collectively as the “Plans.”

The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under the Plans as of December 31, 2023 were as follows:

•2022 Incentive Plan—11.4 million shares, plus any shares of common stock subject to awards granted under the 2012 Plan as of October 1, 2022, that expire, or for any reason are forfeited, cancelled or terminated either without such shares being issued or with such shares being forfeited (such shares the “2012 Plan Shares”) were reserved initially for grants or issuance to employees and non-employee directors, and 11.0 million shares were available for future issuance as of December 31, 2023.

•Non-Employee Directors’ Cash Compensation Deferral Plan—0.6 million shares were reserved initially for issuance to participating non-employee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 0.4 million shares were available for future issuance as of December 31, 2023.

In addition, we have two plans under which outstanding options to purchase common stock, shares of restricted stock or restricted stock units have been granted to our officers, employees and non-employee directors (the 2006 Stock Plan for Directors and the 2012 Incentive Plan). New grants are not permitted under either of these plans.

Outstanding options, all of which were issued under the 2012 Plan, are exercisable at the market price on the date of grant, expire ten years from the date of grant, and are fully vested.

Stock Options

The following is a summary of stock option activity in 2023:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2022	3,574	$61.95
Options granted	—	—
Options exercised	(33)	51.85
Options forfeited	—	—
Options expired	(84)	56.91
Outstanding as of December 31, 2023	3,457	62.17	2.2	$—
Exercisable as of December 31, 2023	3,457	62.17	2.2	$—

Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods, with charges primarily recorded in general, administrative and professional fees in our Consolidated Statements of Income. As of December 31, 2023, 2022 and 2021, there was no unrecognized compensation expense relating to stock options.

Aggregate proceeds received from options exercised under the Plans for the years ended December 31, 2023, 2022 and 2021 were $1.7 million, $8.7 million and $9.0 million, respectively. The total intrinsic value at exercise of options exercised during the year ended December 31, 2023 was immaterial. The total intrinsic value at exercise of options exercised during the years ended December 31, 2022 and 2021 was $0.7 million and $1.5 million, respectively. There was no deferred income tax benefit for stock options exercised.

Restricted Stock and Restricted Stock Units

We recognize the fair value of shares of restricted stock and restricted stock units (including time-based and performance-based awards) on the grant date of the award as stock-based compensation expense over the requisite service period, with charges primarily to general, administrative and professional fees of $30.4 million, $30.7 million and $31.9 million in 2023, 2022 and 2021, respectively, in our Consolidated Statements of Income. Restricted stock and restricted stock unit awards to employees generally vest over a three-year period, while awards to non-employee directors typically vest

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately one year from the date of grant. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events. In addition to customary change in control vesting provisions, awards generally vest on retirement provided certain conditions are met. Employees are typically not retirement eligible until age plus years of service equals 75, with a minimum age of 62; the retirement age for non-employee directors is 75.

The following is a summary of the status of our non-vested restricted stock and restricted stock units (including time-based and performance-based awards) as of December 31, 2023, and changes during the year ended December 31, 2023:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value	Restricted Stock Units (000’s)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	314	$51.47	1,128	$51.38
Granted	—	—	620	51.15
Vested	(146)	51.80	(370)	50.58
Forfeited	(12)	51.67	(69)	41.34
Non-vested at December 31, 2023	156	51.30	1,309	52.03

As of December 31, 2023, we had $17.3 million of unrecognized compensation cost related to non-vested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 1.1 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $25.0 million, $29.6 million and $23.4 million, respectively.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 3.0 million shares for issuance under the ESPP. As of December 31, 2023, 0.2 million shares had been purchased under the ESPP and 2.8 million shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2023, we made contributions for each qualifying employee of up to 4.0% of his or her salary, subject to certain limitations. During 2023, 2022 and 2021, our aggregate contributions were approximately $2.0 million, $1.6 million and $1.5 million, respectively.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. Our tax treatment of distributions per common share was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Tax treatment of distributions:
Ordinary income	$—	$—	$—
Qualified ordinary income	0.04468	0.04906	0.00330
199A qualified business income	1.49465	1.75094	1.25274
Long-term capital gain	0.09136	—	0.16448
Unrecaptured Section 1250 gain	—	—	0.37948
Non-dividend distribution	0.16931	—	—
Distribution reported for 1099-DIV purposes	1.80000	1.80000	1.80000
Add: Dividend declared in current year and taxable in following year	0.45000	0.45000	0.45000
Less: Dividend declared in prior year and taxable in current year	(0.45000)	(0.45000)	(0.45000)
Distribution declared per common share outstanding	$1.80000	$1.80000	$1.80000

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2023, 2022 and 2021. Our consolidated expense (benefit) for income taxes was as follows (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current - Federal	$534	$(2,257)	$662
Current - State	2,564	2,662	2,116
Deferred - Federal	(6,135)	338	6,431
Deferred - State	230	1,310	72
Current - Foreign	2,587	3,217	3,439
Deferred - Foreign	(9,319)	(22,196)	(7,893)
Total	$(9,539)	$(16,926)	$4,827

The 2023 income tax benefit is primarily due to losses in certain of our TRS entities and a $3.2 million benefit from internal restructurings of U.S. TRS entities. The 2022 income tax benefit is primarily due to losses at certain TRS entities and an income tax benefit of $11.9 million from an internal restructuring of foreign TRS entities. The 2021 income tax expense is due to a $3.5 million deferred tax expense related to an internal restructuring of certain U.S. TRS entities, a $3.3 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom, and a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities.

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the year ended December 31, 2023, their income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2023, 2022 and 2021, to the income tax expense and benefit is as follows (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$(24,272)	$(19,733)	$(34,127)
State income taxes, net of federal benefit	(839)	(5,411)	(8,256)
Change in valuation allowance	20,330	53,117	59,572
Tax at statutory rate on earnings not subject to federal income taxes	(7,809)	(31,528)	(22,869)
Foreign rate differential and foreign taxes	43	123	4,405
Change in tax status of TRS	9,171	(1,961)	3,485
Other differences	(6,163)	(11,533)	2,617
Income tax (benefit) expense	$(9,539)	$(16,926)	$4,827

Each TRS is a tax-paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities are summarized as follows (dollars in thousands):

	As of December 31,
	2023	2022	2021
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(26,071)	$(34,734)	$(58,691)
Operating loss and interest deduction carryforwards	233,847	220,891	187,407
Expense accruals and other	26,700	16,723	21,628
Valuation allowance	(257,222)	(227,960)	(198,450)
Net deferred tax liabilities	$(22,746)	$(25,080)	$(48,106)

Our net deferred tax liability decreased $1.7 million during 2023 primarily due to the impact of operating losses at certain TRS entities and the reversal of $3.2 million of net deferred tax liabilities from an internal restructuring of TRS entities, partially offset by an increase of $12.4 million in connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023. Our net deferred tax liability decreased $23.0 million during 2022 primarily due to the impact of operating losses at certain TRS entities and the reversal of $11.9 million of deferred tax liabilities from an internal restructuring of foreign TRS entities. Our net deferred tax liability decreased $4.5 million during 2021 due to a $3.5 million deferred tax expense related to an internal restructuring of certain U.S. TRS entities, a $3.3 million deferred tax expense related to the revaluation of certain deferred tax liabilities as a result of enacted tax rate changes in the United Kingdom, and a $3.7 million deferred tax expense related to the release of certain residual tax effects from marketable debt securities.

Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to certain TRSs. The amounts related to NOLs at the TRS entities for 2023, 2022 and 2021 are $179.0 million, $171.0 million and $140.6 million, respectively.

We are subject to corporate-level taxes (“built-in gains tax”) for any asset dispositions during the five-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger). The amount of income potentially subject to built-in gains tax is generally equal to the lesser of the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or the actual amount of gain. Some, but not all, future gains could be offset by available NOL carryforwards.

At December 31, 2023, 2022 and 2021, the REIT had NOL carryforwards of $1.1 billion, $1.1 billion and $1.1 billion, respectively. Additionally, the REIT has $10.8 million of federal income tax credits that were carried over from acquisitions at December 31, 2023, 2022 and 2021. These amounts can be used to offset future taxable income (or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Certain NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The remaining REIT carryforwards began to expire in 2023.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $2.2 billion and $3.0 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2020, and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2019 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2019 and subsequent years. We are subject to audit in the United Kingdom generally for the periods ended in and subsequent to 2022.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in thousands):

	2023	2022
Balance as of January 1	$5,828	$6,082
Additions to tax positions related to prior years	108	2
Subtractions to tax positions related to prior years	(731)	(256)
Balance as of December 31	$5,205	$5,828

Included in these unrecognized tax benefits of $5.2 million and $5.8 million at December 31, 2023 and 2022, respectively, were $5.2 million and $5.0 million of tax benefits at December 31, 2023 and 2022, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued no interest or penalties related to the unrecognized tax benefits during 2023. We do not expect our unrecognized tax benefits to increase or decrease materially in 2024.

As a part of the transfer pricing structure in the normal course of business, the REIT enters into transactions with certain TRSs, such as leasing and sub-management transactions, other capital financing and allocation of general and administrative costs, which transactions are intended to comply with the IRS and foreign tax authority transfer pricing rules.

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

Operating Leases

We lease land, equipment and corporate office space. At inception, we establish an operating lease asset and operating lease liability represented as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of lease payments. The incremental borrowing rates were adjusted for the length of the individual lease term. The weighted average discount rate and remaining lease term of our leases are 7.42% and 36.2 years, respectively. Operating lease assets and liabilities are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our lease expense primarily consists of ground leases, which is included in interest expense in our Consolidated Statements of Income. For the years ended December 31, 2023, 2022 and 2021, we recognized $37.0 million, $31.9 million and $31.9 million of expense relating to our leases, respectively. For the years ended December 31, 2023, 2022 and 2021, cash paid for leases was $29.8 million, $24.0 million and $25.1 million, respectively, as reported within operating cash outflows in our Consolidated Statements of Cash Flows.

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2023 (dollars in thousands):

2024	$21,661
2025	16,871
2026	16,760
2027	15,891
2028	14,695
Thereafter	598,976
Total undiscounted minimum lease payments	684,854
Less: imputed interest	(490,120)
Operating lease liabilities	$194,734

NOTE 15 – EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2023	2022	2021
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(30,297)	$(40,931)	$56,559
Net (loss) income	(30,297)	(40,931)	56,559
Net income attributable to noncontrolling interests	10,676	6,516	7,551
Net (loss) income attributable to common stockholders	$(40,973)	$(47,447)	$49,008
Denominator:
Denominator for basic earnings per share—weighted average shares	401,809	399,549	382,785
Effect of dilutive securities:
Stock options	—	—	34
Restricted stock awards	389	390	365
OP unitholder interests	3,472	3,515	3,120
Denominator for diluted earnings per share—adjusted weighted average shares	405,670	403,454	386,304
Basic earnings per share:
(Loss) income from continuing operations	$(0.08)	$(0.10)	$0.15
Net (loss) income attributable to common stockholders	(0.10)	(0.12)	0.13
Diluted earnings per share: (1)
(Loss) income from continuing operations	$(0.08)	$(0.10)	$0.15
Net (loss) income attributable to common stockholders	(0.10)	(0.12)	0.13
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

There were 3.5 million, 3.6 million and 3.1 million anti-dilutive options outstanding for the years ended December 31, 2023, 2022 and 2021, respectively.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the year ended December 31, 2023 is used as the basis for determining the dilutive effect on earnings per share. The average price of our common stock for each of the year ended December 31, 2023 was less than the initial exchange price of $54.81 and, therefore, all associated shares were antidilutive.

NOTE 16 – PERMANENT AND TEMPORARY EQUITY

Capital Stock

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. During the year ended December 31, 2023, we sold 2.3 million shares of our common stock under our ATM program for gross proceeds of $110.4 million, representing an average price of $47.89 per share. There were no issuances under the ATM program for the year ended December 31, 2022. During the year ended December 31, 2021, we sold 10.9 million shares of our common stock under our previous ATM program for gross proceeds of $626.4 million at an average gross price of $57.71 per share. As of December 31, 2023, the remaining amount available under our ATM program for future sales of common stock was $889.6 million.

Excess Share Provision

Our Amended and Restated Certificate of Incorporation (our “Charter”) contains restrictions on the ownership and transfer of our common and preferred stock to enable us to preserve our REIT status. Our Charter provides certain specified remedies if a transfer would violate one of the ownership limitations. In particular, if a person acquires beneficial or constructive ownership of more than the ownership limit (currently, 9.0%, in number or value, of our outstanding common stock or 9.9%, in number or value, of our outstanding preferred stock), or in violation of certain other limitations set forth in our Charter, then the shares that are beneficially or constructively owned in excess of the relevant limitation are considered to be “excess shares.” Excess shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the excess shares, and the trustee may exercise all voting power over the excess shares.

We have the right to buy the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we may defer payment of the purchase price for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of our Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale of the excess shares or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. As of December 31, 2023, there were no shares in the trust. Our Charter also provides that a transfer of shares of common or preferred stock that would otherwise result in ownership, under the applicable attribution rules of the Code, of shares in excess of the ownership limit, would cause our shares to be beneficially owned by fewer than 100 persons, or would result in our being “closely held” (within the meaning of Section 856(h) of the Code), will be void and the purported transferee will acquire no rights in the shares.

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter under certain circumstances.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of December 31,
	2023	2022
Foreign currency translation loss	$(56,596)	$(60,364)
Unrealized (loss) gain on available for sale securities	(1,256)	—
Unrealized gain on derivative instruments	22,095	23,564
Total accumulated other comprehensive loss	$(35,757)	$(36,800)

Redeemable OP Unitholder and Noncontrolling Interests

The following is a roll-forward of our redeemable OP unitholder and noncontrolling interests for 2023 (dollars in thousands):

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
Balance as of December 31, 2022	$162,663	$101,987	$264,650
New issuances	—	17,997	17,997
Change in fair value	18,056	13,498	31,554
Dispositions	—	(4,298)	(4,298)
Distributions and other	(6,218)	—	(6,218)
Redemptions	(1,049)	—	(1,049)
Balance as of December 31, 2023	$173,452	$129,184	$302,636

NOTE 17 – RELATED PARTY TRANSACTIONS

Atria provides comprehensive property management and accounting services with respect to our senior housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements. For the years ended December 31, 2023, 2022 and 2021, we incurred fees to Atria of $63.4 million, $61.5 million and $50.8 million, respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income. For the year ended December 31, 2023, we incurred fees to Atria of $1.5 million primarily in connection with the transition of senior housing communities operated by Atria, which are recorded within transaction, transition and restructuring costs in our Consolidated Statements of Income. For the years ended December 31, 2022 and 2021, we paid fees to Atria of $6.1 million and $20.3 million, respectively, in connection with the sale or transition of senior housing communities operated by Atria. These fees are considered transaction costs and are primarily recorded within depreciation and amortization expense in our Consolidated Statements of Income.

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of December 31, 2023, we leased 11 hospitals to Ardent pursuant to a single, triple-net master lease agreement. For the years ended December 31, 2023, 2022 and 2021, we recognized rental income from Ardent of $133.7 million, $130.5 million and $127.2 million, respectively, relating to the Ardent master lease. As of December 31, 2023, we also leased 19 outpatient medical buildings to Ardent under separate leases included in our outpatient medical and research portfolio segment and recognized rental income of $13.4 million for the year ended December 31, 2023.

As of December 31, 2023, we held a 7.5% ownership interest in Ardent, which entitles us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors. In May 2023, we sold approximately 24% of our ownership interest in Ardent to a third-party investor for $50.1 million in total proceeds. As a result of the sale, we recognized $33.5 million of gain for the year ended December 31, 2023 in income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent was reduced from 9.8% to 7.5%.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PMBRES provides outpatient medical building management, leasing, marketing, facility development and advisory services to highly rated hospitals and other healthcare facilities throughout the United States, for which we pay management fees and leasing commissions pursuant to long-term management agreements. For the years ended December 31, 2023, 2022 and 2021, we incurred fees to PMBRES of $10.9 million, $8.5 million and $9.2 million, respectively. Management fees are recorded within property-level operating expenses in our Consolidated Statements of Income. Leasing commissions are recorded within other assets on our Consolidated Balance Sheets and amortized over the life of the related lease.

We hold a 50% ownership interest in PMBRES, which entitles us to customary rights and protections, including the right to appoint two members to the PMBRES Board of Directors.

ESL ceased operation of its management business in early 2022 following completion of the transition of 90 senior housing communities to other operators. We held a 34% ownership interest in ESL, which entitled us to customary minority rights and protections, including the right to appoint two members to the ESL Board of Directors. ESL provided comprehensive property management and accounting services with respect to our senior housing communities that ESL operated, for which we paid annual management fees pursuant to a management agreement. For the year ended December 31, 2021, we incurred $11.8 million of fees to ESL, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income. For the years ended December 31, 2023 and 2022, no fees were incurred. In connection with the transition of the operations of 90 senior housing communities in 2021, we paid ESL $24.0 million, which is recorded within transaction, transition and restructuring costs in our Consolidated Statements of Income.

NOTE 18 – SEGMENT INFORMATION

As of December 31, 2023, we operated through three reportable business segments: SHOP, outpatient medical and research portfolio and triple-net leased properties. In our SHOP segment, we invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our outpatient medical and research portfolio segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our triple-net leased properties segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease those properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities including VIM.

Our chief operating decision maker evaluates performance of the combined properties in each reportable business segment and determines how to allocate resources to those segments, in significant part, based on NOI and related measures for each segment. We define NOI as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses. We consider NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, NOI should be examined in conjunction with net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property-specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Year Ended December 31, 2023
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$867,193	$619,208	$—	$1,486,401
Resident fees and services	2,959,219	—	—	—	2,959,219
Third party capital management revenues	—	2,515	—	15,326	17,841
Income from loans and investments	—	—	—	22,952	22,952
Interest and other income	—	—	—	11,414	11,414
Total revenues	$2,959,219	$869,708	$619,208	$49,692	$4,497,827

Total revenues	$2,959,219	$869,708	$619,208	$49,692	$4,497,827
Less:
Interest and other income	—	—	—	11,414	11,414
Property-level operating expenses	2,247,812	292,776	14,557	—	2,555,145
Third party capital management expenses	—	—	—	6,101	6,101
NOI	$711,407	$576,932	$604,651	$32,177	1,925,167
Interest and other income					11,414
Interest expense					(574,112)
Depreciation and amortization					(1,392,461)
General, administrative and professional fees					(148,876)
Gain on extinguishment of debt, net					6,104
Transaction, transition and restructuring costs					(15,215)
Allowance on loans receivable and investments					20,270
Gain on foreclosure of real estate					29,127
Other income					23,001
Income from unconsolidated entities					13,626
Gain on real estate dispositions					62,119
Income tax benefit					9,539
Loss from continuing operations					(30,297)
Net loss					(30,297)
Net income attributable to noncontrolling interests					10,676
Net loss attributable to common stockholders					$(40,973)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2022
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$801,159	$598,154	$—	$1,399,313
Resident fees and services	2,651,886	—	—	—	2,651,886
Third party capital management revenues	—	2,448	—	23,751	26,199
Income from loans and investments	—	—	—	48,160	48,160
Interest and other income	—	—	—	3,635	3,635
Total revenues	$2,651,886	$803,607	$598,154	$75,546	$4,129,193

Total revenues	$2,651,886	$803,607	$598,154	$75,546	$4,129,193
Less:
Interest and other income	—	—	—	3,635	3,635
Property-level operating expenses	2,004,420	257,003	15,301	—	2,276,724
Third party capital management expenses	—	—	—	6,194	6,194
NOI	$647,466	$546,604	$582,853	$65,717	1,842,640
Interest and other income					3,635
Interest expense					(467,557)
Depreciation and amortization					(1,197,798)
General, administrative and professional fees					(144,874)
Loss on extinguishment of debt, net					(581)
Transaction, transition and restructuring costs					(30,884)
Allowance on loans receivable and investments					(19,757)
Shareholder relations matters					(20,693)
Other expense					(58,268)
Income from unconsolidated entities					28,500
Gain on real estate dispositions					7,780
Income tax benefit					16,926
Loss from continuing operations					(40,931)
Net loss					(40,931)
Net income attributable to noncontrolling interests					6,516
Net loss attributable to common stockholders					$(47,447)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2021
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues:
Rental income	$—	$794,297	$653,823	$—	$1,448,120
Resident fees and services	2,270,001	—	—	—	2,270,001
Third party capital management revenues	—	8,384	—	11,712	20,096
Income from loans and investments	—	—	—	74,981	74,981
Interest and other income	—	—	—	14,809	14,809
Total revenues	$2,270,001	$802,681	$653,823	$101,502	$3,828,007

Total revenues	$2,270,001	$802,681	$653,823	$101,502	$3,828,007
Less:
Interest and other income	—	—	—	14,809	14,809
Property-level operating expenses	1,811,728	257,001	15,335	—	2,084,064
Third party capital management expenses	—	1,798	—	2,635	4,433
NOI	$458,273	$543,882	$638,488	$84,058	1,724,701
Interest and other income					14,809
Interest expense					(440,089)
Depreciation and amortization					(1,197,403)
General, administrative and professional fees					(129,758)
Loss on extinguishment of debt, net					(59,299)
Transaction, transition and restructuring costs					(47,318)
Allowance on loans receivable and investments					9,082
Other expense					(37,110)
Income from unconsolidated entities					4,983
Gain on real estate dispositions					218,788
Income tax expense					(4,827)
Income from continuing operations					56,559
Net income					56,559
Net income attributable to noncontrolling interests					7,551
Net income attributable to common stockholders					$49,008

Assets by reportable business segment are as follows (dollars in thousands):

	As of December 31,
Assets:	2023		2022
SHOP	$12,864,029	52.0%	$12,369,218	51.2%
Outpatient medical and research portfolio	6,943,446	28.1	6,558,416	27.1
Triple-net leased properties	4,120,691	16.7	4,272,303	17.7
Non-segment	797,267	3.2	957,903	4.0
Total assets	$24,725,433	100.0%	$24,157,840	100.0%

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Years Ended December 31,
Capital Expenditures:	2023	2022	2021
SHOP	$409,105	$423,420	$1,463,551
Outpatient medical and research portfolio	231,855	472,662	245,546
Triple-net leased properties	8,511	4,614	92,924
Total capital expenditures	$649,471	$900,696	$1,802,021

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	For the Years Ended December 31,
Revenues:	2023	2022	2021
United States	$4,004,173	$3,652,327	$3,363,197
Canada	464,772	449,091	434,862
United Kingdom	28,882	27,775	29,948
Total revenues	$4,497,827	$4,129,193	$3,828,007

	As of December 31,
Net Real Estate Property:	2023	2022
United States	$18,702,960	$18,168,224
Canada	2,837,858	2,782,350
United Kingdom	208,132	209,876
Total net real estate property	$21,748,950	$21,160,450

VENTAS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$28,768,409	$28,479,870	$26,850,442
Additions during period:
Acquisitions	1,437,729	460,959	2,413,570
Capital expenditures	645,596	443,710	423,752
Deductions during period:
Foreign currency translation	(776,041)	(350,188)	17,030
Other (1)	90,105	(265,942)	(1,224,924)
Balance at end of period	$30,165,798	$28,768,409	$28,479,870

Accumulated depreciation:
Balance at beginning of period	$8,231,160	$7,433,480	$6,967,413
Additions during period:
Depreciation expense	937,767	907,134	865,627
Dispositions:
Sales and/or transfers to assets held for sale	(190,666)	(72,047)	(401,208)
Foreign currency translation	37,912	(37,407)	1,648
Balance at end of period	$9,016,173	$8,231,160	$7,433,480
______________________________
(1)Other may include sales, transfers to assets held for sale and impairments.

VENTAS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in thousands)

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on which Depreciation In Income Statement is Computed
UNITED STATES PROPERTIES
Senior Housing
Atria Senior Living	184	$870,545	$548,951	$4,982,539	$720,154	$578,414	$5,673,231	$6,251,645	$1,918,046	$4,333,598	1835 - 2013	2007 - 2021	13 - 54 years
Brookdale Senior Living	130	48,040	192,994	2,047,145	151,037	193,627	2,197,549	2,391,176	1,036,727	1,354,449	1915 - 2012	2004 - 2021	24 - 35 years
Sunrise Senior Living	75	—	184,905	1,976,814	200,637	197,031	2,165,325	2,362,356	1,054,605	1,307,751	1987 - 2009	2007 - 2012	35 - 35 years
Sinceri Senior Living	34	—	59,273	580,266	67,694	58,964	648,269	707,233	256,006	451,227	1974 - 2005	2006 - 2015	35 -35 years
Priority Life Care Properties	33	38,716	47,800	455,250	56,710	48,824	510,936	559,760	160,709	399,051	1920 - 2009	2006 - 2021	29 - 51 years
Sodalis Senior Living	29	—	51,880	435,568	34,730	52,488	469,690	522,178	137,889	384,289	1987 - 2009	2006 - 2021	14 - 47 years
Discovery Senior Living	23	28,525	35,757	394,045	44,023	36,848	436,977	473,825	147,233	326,592	1984 - 2009	2006 - 2021	24 - 35 years
Koelsch Senior Communities	19	64,851	27,721	292,414	13,285	28,131	305,289	333,420	74,585	258,835	1972 - 2017	2011 - 2017	35 -35 years
Senior Lifestyle	16	—	55,911	553,261	9,620	57,031	561,761	618,792	54,740	564,052	1982 - 2012	2011 - 2023	33 - 35 years
Meridian Senior Living	14	—	19,090	104,237	(1,158)	19,090	103,079	122,169	25,070	97,099	1972 - 2012	2011 - 2023	35 -35 years
Azura Memory Care	13	—	6,361	53,002	7,195	7,200	59,358	66,558	22,788	43,770	1990 - 2019	2011 - 2019	35 -35 years
Matthews Senior Living	12	—	11,200	21,161	(17,358)	6,732	8,271	15,003	8,491	6,512	1985 - 2007	2011 - 2011	35 -35 years
Milestone Retirement Communities	11	—	16,810	183,225	11,615	16,810	194,840	211,650	53,037	158,613	1965 - 2011	2011 - 2014	35 -35 years
American House	11	—	5,438	124,369	18,494	6,842	141,459	148,301	59,778	88,523	1998 - 2000	2006 - 2014	35 -35 years
Avamere Family of Companies	11	—	20,407	113,192	12,774	20,653	125,720	146,373	45,936	100,437	1998 - 2012	2011 - 2015	35 -35 years
Hawthorn Senior Living	10	56,314	35,668	220,099	16,474	35,862	236,379	272,241	23,244	248,997	1998 - 2008	2021 - 2021	27 - 50 years
Sonida Senior Living	10	—	14,080	118,512	30,750	14,505	148,837	163,342	66,418	96,924	1977 - 1998	2005 - 2012	35 -35 years
Ridgeline Management Company	10	—	11,405	94,242	6,478	11,405	100,720	112,125	32,968	79,157	1972 - 2007	2011 - 2021	11 - 35 years
Other Senior Housing Operators	64	110,220	91,739	778,568	35,133	89,651	815,789	905,440	268,815	636,625	1987 - 2020	2004 - 2023	12 - 39 years
Other Senior Housing		—	—	336	—	—	336	336	—	336
Total Senior Housing	709	1,217,211	1,437,390	13,528,245	1,418,287	1,480,108	14,903,815	16,383,923	5,447,085	10,936,837

Outpatient Medical Buildings
Lillibridge	219	36,718	169,535	2,142,552	592,090	170,792	2,733,385	2,904,177	1,112,022	1,792,155	1960 - 2016	2004 - 2023	4 - 39 years
PMB RES	40	206,039	81,666	992,528	137,622	83,314	1,128,502	1,211,816	399,496	812,320	1972 - 2019	2011 - 2023	19 - 35 years
Cornerstone Companies, Inc.	26	—	28,336	156,018	—	28,336	156,018	184,354	4,390	179,964	1975 - 2012	2023 - 2023	35 -35 years
Ardent Health Services	19	—	5,638	214,808	600	5,638	215,408	221,046	14,139	206,907	1974 - 2011	2018 - 2022	35 -35 years
Memorial Health System	12	—	2,346	25,031	13,166	2,451	38,092	40,543	23,025	17,518	1976 - 2002	2010 - 2010	35 -35 years
Other Medical Buildings Operators	89	—	136,691	1,012,745	49,447	133,519	1,065,364	1,198,883	320,343	878,540	1954 - 2019	2004 - 2023	25 - 35 years
Other Medical Buildings		10,348	3,644	36,062	—	3,644	36,062	39,706	2,366	37,340
Total Outpatient Medical Buildings	405	253,105	427,856	4,579,744	792,925	427,694	5,372,831	5,800,525	1,875,781	3,924,744

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on which Depreciation In Income Statement is Computed
Research
Wexford	27	227,600	71,764	1,429,367	69,967	70,447	1,500,651	1,571,098	329,464	1,241,634	1923 - 2019	2016 - 2022	15 - 60 years
Other Research Operators	2	—	1,194	76,515	107	1,194	76,622	77,816	9,758	68,058	2010 - 2016	2020 - 2020	35 -35 years
Other Research		—	65,513	111,384	—	65,513	111,384	176,897	6,555	170,342
Total Research	29	227,600	138,471	1,617,266	70,074	137,154	1,688,657	1,825,811	345,777	1,480,034

IRFs & LTACs
Kindred Healthcare	29	—	33,385	222,156	(1,000)	32,385	222,156	254,541	208,817	45,724	1937 - 1995	1976 - 2020	20 - 40 years
Other IRFs & LTACs	14	—	18,641	198,449	1,068	18,641	199,517	218,158	50,504	167,654	1989 - 2013	2011 - 2023	35 - 36 years
Total IRFs & LTACs	43	—	52,026	420,605	68	51,026	421,673	472,699	259,321	213,378

Other Healthcare Facilities
Ardent Health Services	10	—	98,428	1,126,010	78,104	97,416	1,205,126	1,302,542	288,219	1,014,323	1928 - 2020	2015 - 2020	20 - 47 years

Skilled Nursing
Genesis Healthcare	12	—	11,350	164,745	(5,708)	11,350	159,037	170,387	77,602	92,785	1897 - 1995	2004 - 2011	30 - 35 years
Wellington	10	—	14,744	93,096	—	14,744	93,096	107,840	2,709	105,131	1969 - 1998	2023 - 2023	35 -35 years
Other Skilled Nursing Operators	22	—	31,502	192,512	1,405	31,682	193,737	225,419	19,126	206,293	1920 - 2000	1991 - 2023	29 - 40 years
Total Skilled Nursing	44	—	57,596	450,353	(4,303)	57,776	445,870	503,646	99,437	404,209

CANADIAN PROPERTIES
Senior Housing
Le Groupe Maurice	36	1,185,492	162,989	1,967,564	8,027	162,795	1,975,785	2,138,580	202,246	1,936,334	2000 - 2023	2019 - 2023	40 - 60 years
Atria Senior Living	29	294,515	75,553	845,363	(47,026)	68,536	805,354	873,890	269,485	604,405	1988 - 2008	2014 - 2014	35 -35 years
Sunrise Senior Living	12	—	46,600	418,821	(62,383)	39,383	363,655	403,038	175,692	227,346	2000 - 2007	2007 - 2007	35 -35 years
Other Senior Housing Operators	6	—	25,172	146,694	(5,960)	24,011	141,895	165,906	10,768	155,138	2006 - 2012	2021 - 2021	35 -35 years
Other Senior Housing		28,228	3,784	60,605	—	3,784	60,605	64,389	—	64,389
Total Senior Housing	83	1,508,235	314,098	3,439,047	(107,342)	298,509	3,347,294	3,645,803	658,191	2,987,612

UNITED KINGDOM PROPERTIES
Senior Housing
Canford Healthcare Limited	12	—	42,445	84,181	(17,168)	36,864	72,594	109,458	19,818	89,640	1980 - 2014	2015 - 2017	40 - 40 years

International Hospital
Spire Healthcare	3	—	11,903	136,628	(27,140)	9,727	111,664	121,391	22,544	98,847	1980 - 2010	2014 - 2014	50 - 50 years

TOTAL	1,338	$3,206,151	$2,580,213	$25,382,079	$2,203,505	$2,596,274	$27,569,524	$30,165,798	$9,016,173	$21,149,625
______________________________
(1)     Adjustments to basis included provisions for asset impairments, partial dispositions, costs capitalized subsequent to acquisitions and foreign currency translation adjustments.

VENTAS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2023
(Dollars in thousands)

Location	Interest Rate	Fixed / Variable	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage relating to one senior housing property located in:
Pennsylvania	Term SOFR plus 3.75%	Variable	11/4/2027	Interest only; principal payments start in 2024	$—	$18,161	$18,161	$—
First mortgage relating to two senior housing properties located in:
Texas	Lesser of 9.50% or SOFR + 5.50%	Variable	6/16/2024	Interest only	—	7,950	7,926	—
Total					$—	$26,111	$26,087	$—

Reconciliation of Mortgage Loans:

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$491,334	$486,200	$552,797
Additions:
New loans	—	25,247	—
Construction draws	835	—	—
Total additions	835	25,247	—
Deductions:
Principal repayments	—	(113)	(66,597)
Conversions to Real Property	(486,082)	—	—
Allowance	20,000	(20,000)	—
Total deductions	(466,082)	(20,113)	(66,597)
Effect of foreign currency translation	—	—	—
Ending Balance	$26,087	$491,334	$486,200

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2023, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Election of Directors,” “Our Executive Officers,” “Securities Ownership,” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2024.

ITEM 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2024.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2024.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the heading “Corporate Governance and Board Matters,” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2024.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Audit Matters” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2024.

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
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013, File No. 001-10989.

4.4	Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on April 17, 2014, File No. 001-10989.

4.5	Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.6	Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.7	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.	Incorporated by reference herein. Previously filed as Exhibit 1.2 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on August 19, 1997, File No. 001-09028 (see Exhibit 1.2 of complete submission text file).

4.8	Supplemental Indenture dated July 1, 2011 among Nationwide Health Properties, Inc., Needles Acquisition LLC, and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.	Incorporated by reference herein. Previously filed as Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 14, 2017, File No. 001-10989.

4.9	Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canada Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.10	Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.11	Fifth Supplemental Indenture dated as of November 12, 2019 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.80% Senior Notes, Series E due 2024.	Incorporated by reference herein. Previously filed as Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020, File No. 001-10989.

4.12
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

4.13	Eighth Supplemental Indenture dated as of December 1, 2021 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series H due 2031.	Incorporated by reference herein. Previously filed as Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022, File No. 001-10989.

4.14
Ninth Supplemental Indenture dated as of April 21, 2023 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 5.398% Senior Notes, Series I due 2028.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023, File No. 001-10989.
4.13	Eighth Supplemental Indenture dated as of December 1, 2021 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series H due 2031.	Incorporated by reference herein. Previously filed as Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022, File No. 001-10989.
4.15	Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.16	First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.17	Third Supplemental Indenture dated as of September 21, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

4.18	Fourth Supplemental Indenture dated as of March 29, 2017 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.850% Senior Notes due 2027.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 29, 2017, File No. 001-10989.

4.19	Indenture dated February 23, 2018 among Ventas, Inc., Ventas Realty, Limited Partnership, the Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.20	First Supplemental Indenture dated as of February 23, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.000% Senior Notes due 2028	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.21	Second Supplemental Indenture dated as of August 15, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.400% Senior Notes due 2029	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 15, 2018, File No. 001-10989.

4.22	Third Supplemental Indenture dated as of February 26, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.500% Senior Notes due 2024 and 4.875% Senior Notes due 2049	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2019, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.23	Fourth Supplemental Indenture dated as of July 3, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 2.650% Senior Notes due 2025	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 3, 2019, File No. 001-10989.

4.24	Fifth Supplemental Indenture dated as of August 21, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.000% Senior Notes due 2030	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 21, 2019, File No. 001-10989.

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
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 20, 2021, File No. 001-10989.

4.27
Indenture dated as of June 13, 2023, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee, relating to the 3.75% Exchangeable Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 13, 2023, File No. 001-10989.

4.28	Description of the Registrant’s Securities.	Filed herewith.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference herein. Previously filed as Exhibit 3.5 to our Registration Statement on Form S-4, as amended, filed on May 29, 2002, File No. 333-89312.

10.2	Credit and Guaranty Agreement, dated as of June 27, 2022, among Ventas Realty, Limited Partnership, a Delaware limited partnership, as borrower, Ventas, Inc., a Delaware corporation, as guarantor, the lending institutions party thereto from time to time, and Bank of America, N.A., as Administrative Agent.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 30, 2022, File No. 001-10989

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
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 4, 2023, File No. 001-10989.

10.6
Credit and Guaranty Agreement, dated as of September 6, 2023, among Ventas Realty, Limited Partnership, a Delaware limited partnership, as borrower, Ventas, Inc., a Delaware corporation, as guarantor, the lending institutions party thereto from time to time, and Bank of America, N.A., as Administrative Agent.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 12, 2023, File No. 001-10989.

10.7
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
Incorporated by reference herein. Previously filed as Exhibit 1.1 to our Current Report on Form 8-K, filed on November 9, 2021, File No. 001-10989.

10.8.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.
10.8.2*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.9.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.9.2*	First Amendment to the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.3*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

10.9.4*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.9.5*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

Exhibit Number	Description of Document	Location of Document
10.9.6*	Form of Performance-Based Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.7*	Form of Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.8*	Form of Performance-Based Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.9*	Form of Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.10.1*	Ventas, Inc. Non-Employee Directors’ Cash Compensation Deferral Plan (formerly the “Ventas Nonemployee Directors’ Deferred Stock Compensation Plan”)	Incorporated by reference herein. Previously filed as Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan (used prior to December 2022)	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.10.3*	Deferral Election Form under the Ventas, Inc. Non-Employee Directors’ Cash Compensation Deferral Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.3 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989

10.11.1*	Ventas, Inc. 2022 Incentive Plan	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2022, File No. 001-10989.

10.11.2*	Ventas, Inc. Non-Employee Directors’ Equity Award Deferral Program Adopted Pursuant to the Ventas, Inc. 2022 Incentive Plan	Incorporated by reference herein. Previously filed as Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.11.3*	Deferral Election Form under the Ventas, Inc. Non-Employee Directors’ Equity Award Deferral Program	Incorporated by reference herein. Previously filed as Exhibit 10.11.3 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.11.4*	Restricted Stock Award granted to Sumit Roy on October 1, 2022 under the Ventas, Inc. 2022 Incentive Plan	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.11.5*	Form of Restricted Stock Unit Award under the Ventas, Inc. 2022 Incentive Plan (Non-Employee Directors)	Incorporated by reference herein. Previously filed as Exhibit 10.11.5 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.11.6*	Form of Restricted Stock Unit Agreement under the Ventas, Inc. 2022 Incentive Plan (CEO)	Incorporated by reference herein. Previously filed as Exhibit 10.11.6 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.11.7*	Form of Performance Share Unit Agreement under the Ventas, Inc. 2022 Incentive Plan (CEO)	Incorporated by reference herein. Previously filed as Exhibit 10.11.7 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.11.8*	Form of Restricted Stock Unit Award under the Ventas, Inc. 2022 Incentive Plan (non-CEO Executive Officer)	Incorporated by reference herein. Previously filed as Exhibit 10.11.8 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document

10.11.9*	Form of Performance Share Unit Award under the Ventas, Inc. 2022 Incentive Plan (non-CEO Executive Officer)	Incorporated by reference herein. Previously filed as Exhibit 10.11.9 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.12*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.13.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.13.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.13.3*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.14.1*	Offer of Employment Term Sheet dated March 20, 2018 from Ventas, Inc. to Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.14.2*	Employee Protection and Noncompetition Agreement dated March 20, 2018 between Ventas, Inc. and Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.15.1*	Offer Letter dated December 22, 2019 from Ventas, Inc. to Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.18.3 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989

10.15.2*	Employee Protection and Restrictive Covenants Agreement dated January 21, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.15.3*	Employment Bonus Agreement dated March 4, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.16.1*	Offer Letter dated January 30, 2020 from Ventas, Inc. to J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.19.2 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989

10.16.2*	Employee Protection and Restrictive Covenants Agreement dated February 7, 2020 between Ventas, Inc. and J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.17*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

22	List of Guarantors and Issuers of Guaranteed Securities.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

97	Policy relating to recovery of erroneously awarded compensation.	Filed herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements and (vii) Schedule III and IV.
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
Date: February 15, 2024

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 15, 2024
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2024
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 15, 2024
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 15, 2024
Melody C. Barnes

/s/ MICHAEL J. EMBLER	Director	February 15, 2024
Michael J. Embler

/s/ MATTHEW J. LUSTIG	Director	February 15, 2024
Matthew J. Lustig

/s/ ROXANNE M. MARTINO	Director	February 15, 2024
Roxanne M. Martino

/s/ MARGUERITE M. NADER	Director	February 15, 2024
Marguerite M. Nader

/s/ SEAN P. NOLAN	Director	February 15, 2024
Sean P. Nolan

/s/ WALTER C. RAKOWICH	Director	February 15, 2024
Walter C. Rakowich

/s/ SUMIT ROY	Director	February 15, 2024
Sumit Roy

/s/ JAMES D. SHELTON	Director	February 15, 2024
James D. Shelton

/s/ MAURICE S. SMITH	Director	February 15, 2024
Maurice S. Smith