Form 10-Q
period 2024-03-31
Ventas, Inc.
filed 2024-05-02
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 29, 2024, there were 404,773,758 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of March 31, 2024	As of December 31, 2023
Assets
Real estate investments:
Land and improvements	$2,573,598	$2,596,274
Buildings and improvements	27,201,303	27,201,381
Construction in progress	416,206	368,143
Acquired lease intangibles	1,440,122	1,448,146
Operating lease assets	318,825	312,142
	31,950,054	31,926,086
Accumulated depreciation and amortization	(10,399,248)	(10,177,136)
Net real estate property	21,550,806	21,748,950
Secured loans receivable and investments, net	29,819	27,986
Investments in unconsolidated real estate entities	601,406	598,206
Net real estate investments	22,182,031	22,375,142
Cash and cash equivalents	632,443	508,794
Escrow deposits and restricted cash	55,966	54,668
Goodwill	1,045,048	1,045,176
Assets held for sale	41,317	56,489
Deferred income tax assets, net	1,767	1,754
Other assets	714,014	683,410
Total assets	$24,672,586	$24,725,433
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$13,555,194	$13,490,896
Accrued interest	123,157	117,403
Operating lease liabilities	202,197	194,734
Accounts payable and other liabilities	1,020,307	1,041,616
Liabilities related to assets held for sale	7,605	9,243
Deferred income tax liabilities	20,249	24,500
Total liabilities	14,928,709	14,878,392
Redeemable OP unitholder and noncontrolling interests	285,044	302,636
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 404,433 and 402,380 shares outstanding at March 31, 2024 and December 31, 2023, respectively	101,094	100,648
Capital in excess of par value	15,756,414	15,650,734
Accumulated other comprehensive loss	(19,554)	(35,757)
Retained earnings (deficit)	(6,410,144)	(6,213,803)
Treasury stock, 0 and 279 shares issued at March 31, 2024 and December 31, 2023, respectively	(24,970)	(13,764)
Total Ventas stockholders’ equity	9,402,840	9,488,058
Noncontrolling interests	55,993	56,347
Total equity	9,458,833	9,544,405
Total liabilities and equity	$24,672,586	$24,725,433
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Rental income:
Triple-net leased	$155,368	$149,739
Outpatient medical and research portfolio	218,877	203,004
	374,245	352,743
Resident fees and services	813,304	704,993
Third party capital management revenues	4,296	4,177
Income from loans and investments	1,289	13,589
Interest and other income	6,780	1,743
Total revenues	1,199,914	1,077,245
Expenses
Interest	149,933	128,075
Depreciation and amortization	300,255	282,119
Property-level operating expenses:
Senior housing	609,821	537,222
Outpatient medical and research portfolio	73,938	66,913
Triple-net leased	3,738	3,796
	687,497	607,931
Third party capital management expenses	1,753	1,706
General, administrative and professional fees	48,737	44,798
Loss on extinguishment of debt, net	252	—
Transaction, transition and restructuring costs	4,677	1,386
Allowance on loans receivable and investments	(68)	(8,064)
Shareholder relations matters	15,714	—
Other (income) expense	(1,334)	7,762
Total expenses	1,207,416	1,065,713
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(7,502)	11,532
Loss from unconsolidated entities	(8,383)	(5,623)
Gain on real estate dispositions	341	10,201
Income tax benefit	3,004	2,802
(Loss) income from continuing operations	(12,540)	18,912
Net (loss) income	(12,540)	18,912
Net income attributable to noncontrolling interests	1,772	1,395
Net (loss) income attributable to common stockholders	$(14,312)	$17,517
Earnings per common share
Basic:
(Loss) income from continuing operations	$(0.03)	$0.05
Net (loss) income attributable to common stockholders	(0.04)	0.04
Diluted:[1]
(Loss) income from continuing operations	$(0.03)	$0.05
Net (loss) income attributable to common stockholders	(0.04)	0.04
______________________________
1 Potential common shares are not included in the computation of diluted earnings per share (“EPS”) when a loss from continuing operations exists as the effect would be an antidilutive per share amount.
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net (loss) income	$(12,540)	$18,912
Other comprehensive income (loss):
Foreign currency translation gain	3,935	3,899
Unrealized gain on available for sale securities	120	—
Unrealized gain (loss) on derivative instruments	11,022	(8,802)
Total other comprehensive income (loss)	15,077	(4,903)
Comprehensive income	2,537	14,009
Comprehensive income attributable to noncontrolling interests	646	161
Comprehensive income attributable to common stockholders	$1,891	$13,848

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2024 and 2023
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31, 2024
2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2024	$100,648	$15,650,734	$(35,757)	$(6,213,803)	$(13,764)	$9,488,058	$56,347	$9,544,405
Net (loss) income	—	—	—	(14,312)	—	(14,312)	1,772	(12,540)
Other comprehensive income (loss)	—	—	16,203	—	—	16,203	(1,126)	15,077
Net change in noncontrolling interests	—	(6,983)	—	—	—	(6,983)	(1,000)	(7,983)
Dividends to common stockholders—$0.45 per share	—	11	—	(182,029)	—	(182,018)	—	(182,018)
Issuance of common stock for stock plans, restricted stock grants and other	446	93,089	—	—	(11,206)	82,329	—	82,329
Adjust redeemable OP unitholder interests to current fair value	—	20,359	—	—	—	20,359	—	20,359
Redemption of OP Units	—	(796)	—	—	—	(796)	—	(796)
Balance at March 31, 2024	$101,094	$15,756,414	$(19,554)	$(6,410,144)	$(24,970)	$9,402,840	$55,993	$9,458,833

	For the Three Months Ended March 31, 2023
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$99,912	$15,539,777	$(36,800)	$(5,449,385)	$(536)	$10,152,968	$68,709	$10,221,677
Net income	—	—	—	17,517	—	17,517	1,395	18,912
Other comprehensive loss	—	—	(3,669)	—	—	(3,669)	(1,234)	(4,903)
Net change in noncontrolling interests	—	1,393	—	—	—	1,393	(1,259)	134
Dividends to common stockholders—$0.45 per share	—	—	—	(179,199)	—	(179,199)	—	(179,199)
Issuance of common stock for stock plans, restricted stock grants and other	153	17,839	—	—	(13,019)	4,973	—	4,973
Adjust redeemable OP unitholder interests to current fair value	—	3,077	—	—	—	3,077	—	3,077
Redemption of OP Units	—	(69)	—	—	—	(69)	—	(69)
Balance at March 31, 2023	$100,065	$15,562,017	$(40,469)	$(5,611,067)	$(13,555)	$9,996,991	$67,611	$10,064,602

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(12,540)	$18,912
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	300,255	282,119
Amortization of deferred revenue and lease intangibles, net	(13,645)	(14,913)
Other non-cash amortization	7,298	4,154
Allowance on loans receivable and investments	(68)	(8,064)
Stock-based compensation	16,284	15,060
Straight-lining of rental income	(2,612)	(445)
Loss on extinguishment of debt, net	252	—
Gain on real estate dispositions	(341)	(10,201)
Income tax benefit	(4,696)	(4,299)
Loss from unconsolidated entities	8,383	5,623
Distributions from unconsolidated entities	4,576	5,472
Other	(5,422)	1,526
Changes in operating assets and liabilities:
Increase in other assets	(25,839)	(16,885)
Increase (decrease) in accrued interest	6,096	(17,006)
Decrease in accounts payable and other liabilities	(11,533)	(18,236)
Net cash provided by operating activities	266,448	242,817
Cash flows from investing activities:
Net investment in real estate property	(36,092)	—
Investment in loans receivable	(5,232)	(289)
Proceeds from real estate disposals	40,016	46,417
Proceeds from loans receivable	268	44,354
Development project expenditures	(84,737)	(69,079)
Capital expenditures	(49,387)	(43,577)
Investment in unconsolidated entities	(11,179)	(35,792)
Insurance proceeds for property damage claims	1,756	1,686
Net cash used in investing activities	(144,587)	(56,280)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(5,708)	14,340
Net change in borrowings under commercial paper program	—	22,164
Proceeds from debt	555,489	343,900
Repayment of debt	(419,310)	(343,876)
Purchase of noncontrolling interests	—	(110)
Payment of deferred financing costs	(5,283)	(4,027)
Issuance of common stock, net	77,430	—
Cash distribution to common stockholders	(182,854)	(181,422)
Cash distribution to redeemable OP unitholders	(1,555)	(1,539)
Cash issued for redemption of OP Units	(1,064)	(655)
Contributions from noncontrolling interests	3,534	2,973
Distributions to noncontrolling interests	(4,473)	(2,566)
Proceeds from stock option exercises	—	1,736
Other	(11,382)	(13,025)
Net cash provided by (used in) financing activities	4,824	(162,107)
Net increase in cash, cash equivalents and restricted cash	126,685	24,430
Effect of foreign currency translation	(1,738)	106
Cash, cash equivalents and restricted cash at beginning of period	563,462	170,745
Cash, cash equivalents and restricted cash at end of period	$688,409	$195,281

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2024	2023
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions:
Real estate investments	$942	$—
Other assets	83	—
Other liabilities	632	—
Deferred income tax liability	393	—

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms) an S&P 500 company, is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of March 31, 2024, we owned or had investments in approximately 1,400 properties (including properties classified as held for sale and unconsolidated properties). Our company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

We primarily invest in our portfolio of real estate assets through wholly-owned subsidiaries and other co-investment entities. We operate through three reportable business segments: senior housing operating portfolio, which we also refer to as “SHOP,” outpatient medical and research portfolio, which we also refer to as “OM&R,” and triple-net leased properties. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities. In addition, from time to time, we make secured and unsecured loans and other investments relating to real estate or operators. Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, in significant part, based on net operating income (“NOI”) and related measures for each segment. See “Note 16 – Segment Information.” For a discussion of our definition of NOI and for a reconciliation of NOI to our net income attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

The following table summarizes information for our consolidated reportable business segments and non-segment assets for the three months ended March 31, 2024 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Number of Consolidated Properties
Senior housing operating portfolio (SHOP)	$203,483	40.4%	581
Outpatient medical and research portfolio (OM&R)	145,570	28.9%	429
Triple-net leased properties	151,630	30.1%	330
Non-segment (2)	3,201	0.6%	—
	$503,884	100%	1,340
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Substantially all of the assets of the VIEs are real estate investments and substantially all of the liabilities of the VIEs are mortgage loans. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs. Unless otherwise required by an operating agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets (dollars in thousands):

	As of March 31, 2024		As of December 31, 2023
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$762,340	$272,441	$759,817	$266,658
Fonds Immobilier Groupe Maurice, S.E.C.	1,922,757	1,184,984	1,971,410	1,204,619
Other identified VIEs	1,608,465	363,282	1,597,957	354,828
Tax credit VIEs	29,799	4,024	29,746	4,024

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-07 on our Consolidated Financial Statements.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our Consolidated Financial Statements.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact of this rule on our Consolidated Financial Statements.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2024, the properties managed by Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), and leased to Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) contributed approximately 19.0%, 6.1%, 7.4%, 6.7% and 6.6%, respectively, of our total NOI. Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale, Ardent and Kindred.

Based on total NOI, our SHOP, outpatient medical and research portfolio and triple-net leased properties segments contributed 40.4%, 28.9% and 30.1%, respectively. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of March 31, 2024, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and NOI for each of the three months ended March 31, 2024 and 2023. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Leased Properties

The properties we triple-net leased to Brookdale, Ardent and Kindred accounted for a significant portion of total revenues and total NOI for the three months ended March 31, 2024 and 2023. The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
Contribution as a Percentage of Total Revenues (1):
Brookdale	3.1%	3.5%
Ardent	2.8	3.1
Kindred	2.8	3.0
Contribution as a Percentage of Total NOI (2):
Brookdale	7.4%	8.0%
Ardent	6.7	7.1
Kindred	6.6	7.0
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

Kindred Lease

As of March 31, 2024, we leased 29 properties to Kindred (collectively, the “Kindred Portfolio”) pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Kindred Lease”). The Kindred Portfolio is divided into two separate renewal groups. The first group is composed of six properties (“Group 1”) and the second group is composed of 23 properties (“Group 2”). As of March 31, 2024, the Kindred Lease represented approximately 6.6% of the Company’s total annualized NOI, with Group 1 representing approximately 1.3% of total annualized NOI and Group 2 representing approximately 5.3% of total annualized NOI. Kindred’s obligations under the Kindred Lease are guaranteed by a parent company.

The current term of the Kindred Lease for Group 1 expires on April 30, 2028. Under the Kindred Lease, Kindred has the option to renew the lease for all of the properties (but not less than all) within Group 1 for two 5-year extensions, in each case at the greater of escalated rent and fair market rent, by providing written notice no later than one year prior to the applicable expiration date.

The current term of the Kindred Lease for Group 2 expires on April 30, 2025. Under the Kindred Lease, Kindred has the option to renew the lease for all of the properties (but not less than all) within Group 2 for three 5-year extensions, in each case at the greater of escalated rent and fair market rent, by providing written notice no later than one year prior to the applicable expiration date. We and Kindred recently agreed to extend from April 30, 2024 to May 31, 2024 the date by which Kindred can exercise its current option to renew the lease with respect to the Group 2 properties.

If Kindred does not timely exercise its renewal option with respect to Group 2, we and Kindred could still reach a negotiated agreement to continue the Kindred Lease with respect to some or all of the Group 2 properties. For any properties that Kindred does not continue to lease, there are other options we may choose to pursue, including, without limitation, transitions to replacement operators, conversions of properties to alternative uses and sale transactions. There can be no assurance that any negotiated agreement we reach with Kindred or any other options we may pursue with respect to the Group 2 properties would be as favorable to us as the current Kindred Lease.

If the Kindred Lease is renewed or otherwise extended for some or all of the Group 2 properties, the total contractual cash rent for those properties for the period from the date of the renewal or extension agreement to the end of the new or extended lease term would be straightlined for accounting purposes. If in such renewal or extension agreement we were to agree to continue to lease to Kindred some or all of the Group 2 properties after the current expiration date of April 30, 2025 for a lower base rent than the rent currently in place for such properties, we would recognize a non-cash GAAP reduction in revenue during the period after we reach such agreement through April 30, 2025 even if existing contractual cash rent remains unchanged and is fully paid at such higher level prior to such date.

Since the COVID-19 pandemic began to recede, the financial performance of the Kindred Portfolio has declined such that financial performance for the trailing 12-month period ending December 31, 2023 does not exceed the rent under the Kindred Lease for such period. While we believe that Kindred has taken and is taking targeted actions to attempt to improve the performance of the properties, there can be no assurance that Kindred will be able to do so or that such financial performance will not affect Kindred’s ability to perform its obligations to us or impact any of its decisions related to the renewal of the lease. We believe there are many factors in addition to portfolio coverage that will influence the ultimate outcome as it relates to the Group 2 properties.

See “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale, Ardent, Kindred, Atria and Sunrise.” and “Part I—Item 1A. Risk Factors—Risks Related to Our Business Operations and Strategy—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brookdale Lease

As of March 31, 2024, we leased 121 properties (excluding ten properties managed by Brookdale pursuant to long-term management agreements and included in the SHOP segment) to Brookdale pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Brookdale Lease”). The aggregate contractual base rent due to us from Brookdale in 2024 is approximately $110.3 million, and the current aggregate contractual base rent (computed in accordance with GAAP) is approximately $148.9 million. The difference between the aggregate contractual base rent due in 2024 and the current aggregate contractual base rent (computed in accordance with GAAP) is, in part, a result of the amortization over the remaining lease term of $235 million of up-front consideration received as part of amendments to the Brookdale Lease that were entered into in July 2020 (the “2020 Consideration”). The 2020 Consideration consisted of: (a) $162 million in cash; (b) a $45 million note (repaid by Brookdale in 2021); and (c) $28 million in warrants exercisable for 16.3 million shares of Brookdale Senior Living, Inc. common stock. As of March 31, 2024, approximately $160.0 million of such 2020 Consideration has been amortized, leaving approximately $74.7 million unamortized. The Brookdale Lease is guaranteed by Brookdale Senior Living, Inc.

Under the terms of the Brookdale Lease, base rent escalates annually at 3% per annum, commencing on January 1, 2022. The term of the Brookdale Lease expires December 31, 2025. Brookdale has the option to renew the Brookdale Lease with respect to all (but not less than all) of the properties for two, 10-year extensions. Base rent for the first year of each extension is the greater of (a) 103% of prior full year’s base rent; and (b) fair market rent, capped at a 10% increase. Subsequent to the first year of any such renewal, base rent would continue to escalate by 3% per annum over the prior full year’s base rent.

Brookdale currently has the option to renew the Brookdale Lease for its next 10-year extension by providing written notice to us after June 30, 2024 and on or before November 30, 2024. If all or any part of the Brookdale Lease is renewed or otherwise extended, the then remaining unamortized portion of the 2020 Consideration would be re-amortized and the new GAAP rent would be straightlined from the date of the renewal exercise or extension agreement through the end of the new lease term. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” and “Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale, Ardent, Kindred, Atria and Sunrise.” included in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Ardent Lease

As of March 31, 2024, we leased 11 properties (excluding 19 outpatient medical buildings leased to Ardent under separate leases included in our outpatient medical and research portfolio segment) to Ardent pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Ardent Lease”). The existing term of the Ardent Lease expires August 31, 2035 and Ardent has the option to renew such term for one, 10-year extension at contractual escalated rent. The Ardent Lease is guaranteed by the Ardent parent company.

Senior Housing Operating Portfolio

As of March 31, 2024, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 302 of our 581 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

As of March 31, 2024, Atria managed a pool of 216 senior housing communities for Ventas. Ventas has the right to terminate the management contract for 67 of the communities on short notice.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2024, Sunrise managed 86 senior housing communities for Ventas pursuant to multiple management agreements (collectively, the “Sunrise Management Agreements”). Our Sunrise Management Agreements have initial terms expiring between 2035 and 2040. Ventas has the ability to terminate some or all of the Sunrise Management Agreements under certain circumstances with or without the payment of a fee.

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

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

We acquire and invest in senior housing, outpatient medical buildings, research centers and other healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source. Each of our acquisitions disclosed below was accounted for as an asset acquisition.

2024 Acquisitions

During the three months ended March 31, 2024, we acquired one senior housing community reported within our SHOP segment for $36.0 million.

In April 2024, we acquired two senior housing communities reported within our SHOP segment for $94.0 million.

NOTE 5—DISPOSITIONS AND IMPAIRMENTS

2024 Activity

During the three months ended March 31, 2024, we sold seven senior housing communities, eight outpatient medical buildings (one of which was vacant) and one triple-net leased property for aggregate consideration of $36.0 million and recognized a gain on the sale of these assets of $0.3 million in our Consolidated Statements of Income.

In April and May 2024, we sold three senior housing communities and 12 triple-net leased properties for aggregate consideration of $12.1 million.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties (dollars in thousands):

	As of March 31, 2024			As of December 31, 2023
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	11	$32,018	$5,677	13	$48,173	$6,419
Outpatient medical and research portfolio	1	3,531	1,559	3	5,431	2,643
Triple-net leased properties	12	5,768	369	1	2,885	181
Total	24	$41,317	$7,605	17	$56,489	$9,243

Real Estate Impairments

We recognized impairments of $5.4 million and $8.6 million for the three months ended March 31, 2024 and 2023, respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the future cash flows of the impaired assets.

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of March 31, 2024 and December 31, 2023, we held $59.2 million and $54.1 million, respectively, of loans receivable and investments, net of allowance, relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments, if applicable (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of March 31, 2024:
Secured/mortgage loans and other, net (1)	$29,819	$—	$29,819	$29,153
Non-mortgage loans receivable, net (2)	33,273	(3,908)	29,365	28,392
Total loans receivable and investments, net	$63,092	$(3,908)	$59,184	$57,545

As of December 31, 2023:
Secured/mortgage loans and other, net (1)	$27,986	$—	$27,986	$27,947
Non-mortgage loans receivable, net (2)	30,128	(3,976)	26,152	25,200
Total loans receivable and investments, net	$58,114	$(3,976)	$54,138	$53,147
______________________________
(1)Investments have contractual maturities ranging from 2024 to 2027.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a summary of our investments in unconsolidated real estate entities as of March 31, 2024 and December 31, 2023, respectively (dollars in thousands):

	Ownership as of (1)		Carrying Amount as of
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Investments in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	20.1%	20.1%	$265,394	$264,442
Pension Fund Joint Venture	25.0%	25.0%	20,364	22,169
Research & Innovation Development Joint Venture	53.0%	53.0%	279,282	275,829
Ventas Investment Management platform			565,040	562,440
Atrium Health & Wake Forest Joint Venture	48.5%	48.5%	35,737	35,137
All other (2)	34.0%-37.5%	34.0%-37.5%	629	629
Total investments in unconsolidated real estate entities			$601,406	$598,206
______________________________
(1)    The entities in which we have an ownership interest may have less than a 100% interest in the underlying real estate. The ownership percentages in the table reflect our interest in the entities. Joint venture members, including us in some instances, have equity participation rights based on the underlying performance of the investments, which could result in non pro rata distributions.
(2)     Includes investments in parking structures and other de minimis investments in unconsolidated real estate entities.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.9 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively. Such amounts, along with any promote revenue, are included in third party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within other assets on our Consolidated Balance Sheets. Our 34% ownership interest in Atria entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of March 31, 2024, we held a 7.5% ownership interest in Ardent, which entitles us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of March 31, 2024		As of December 31, 2023
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$129,730	4.6	$130,371	4.8
In-place and other lease intangibles (2)	1,310,392	9.1	1,317,775	8.3
Goodwill	1,045,048	N/A	1,045,176	N/A
Other intangibles (2)	34,405	4.6	34,440	4.8
Accumulated amortization	(1,221,231)	N/A	(1,189,817)	N/A
Net intangible assets	$1,298,344	8.7	$1,337,945	8.0
Intangible liabilities:
Below-market lease intangibles (1)	$306,197	8.0	$306,499	8.1
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(244,169)	N/A	(241,600)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$79,094	8.0	$81,965	8.1
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

NOTE 9—OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of March 31, 2024	As of December 31, 2023
Straight-line rent receivables	$196,254	$194,108
Deferred lease costs, net	122,982	118,556
Investment in unconsolidated operating entities	74,626	80,312
Stock warrants	68,602	59,281
Non-mortgage loans receivable, net	29,365	26,152
Other intangibles, net	5,365	5,584
Other	216,820	199,417
Total other assets	$714,014	$683,410

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of March 31, 2024	As of December 31, 2023
Unsecured revolving credit facility (1)(2)	$8,207	$14,006
Commercial paper notes	—	—
3.50% Senior Notes due 2024	400,000	400,000
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	120,597	123,256
2.80% Senior Notes, Series E due 2024 (2)	53,954	55,143
Unsecured term loan due 2025 (2)	—	377,501
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.75% Exchangeable Senior Notes due 2026	862,500	862,500
Unsecured term loan due February 2027	200,000	200,000
Unsecured term loan due June 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	350,890	358,626
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	443,230	453,001
4.40% Senior Notes due 2029	750,000	750,000
5.10% Senior Notes, Series J due 2029 (2)	480,165	—
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	221,615	226,501
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	21,413
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	3,167,042	3,174,251
Total	13,632,013	13,568,598
Deferred financing costs, net	(82,534)	(84,034)
Unamortized fair value adjustment	15,917	17,081
Unamortized discounts	(10,202)	(10,749)
Senior notes payable and other debt	$13,555,194	$13,490,896
______________________________
(1)As of March 31, 2024 and December 31, 2023, respectively, no aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $8.2 million and $14.0 million were denominated in British pounds as of March 31, 2024 and December 31, 2023, respectively.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of March 31, 2024, our unsecured revolving credit facility was comprised of a $2.75 billion unsecured revolving credit facility priced at SOFR plus 0.925% based on the Company’s debt ratings. Our unsecured revolving credit facility was scheduled to mature in January 2025. In April 2024, we entered into an amended and restated unsecured credit facility (the “New Credit Facility”) comprised of a $2.75 billion unsecured revolving credit facility initially priced at SOFR plus 0.875% based on the Company’s debt ratings. The New Credit Facility replaces our existing unsecured revolving credit facility and matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The New Credit Facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Our existing unsecured revolving credit facility imposed certain customary restrictions on us, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; and (viii) the maintenance of certain consolidated total leverage, secured debt leverage, unsecured debt leverage and fixed charge coverage ratios and minimum consolidated adjusted net worth, and contains customary events of default. The New Credit Facility imposes similar restrictions.

As of March 31, 2024, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $8.2 million outstanding and an additional $1.2 million restricted to support outstanding letters of credit. In connection with the New Credit Facility, we paid off all amounts outstanding under the existing unsecured revolving credit facility by drawing down the same amount on the New Credit Facility. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2024, we had no borrowings outstanding under our commercial paper program.

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

Ventas Realty has a $200.0 million unsecured term loan priced at Term SOFR plus 0.95%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas, Inc. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

During the three months ended March 31, 2024, we repaid and extinguished a C$500.0 million or $369.4 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in January 2025.

As of March 31, 2024, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $15.0 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged,

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

redeemed or repurchased. As of March 31, 2024, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding. During the three months ended March 31, 2024, we recognized approximately $8.1 million of contractual interest expense and amortization of issuance costs of $1.7 million related to the Exchangeable Notes. Unamortized issuance costs of $15.4 million as of March 31, 2024 was recorded as an offset to senior notes payable and other debt on our Consolidated Balance Sheet.

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

Senior Notes

In February 2024, Ventas Canada Finance Limited (“Ventas Canada”) issued and sold C$650.0 million aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay the C$500.0 million unsecured term loan facility due 2025.

In April and May 2024, we repaid $854.0 million senior notes at maturity consisting of $400.0 million 3.50% Senior Notes, $400.0 million 3.75% Senior Notes and $54.0 million (C$73.0 million) 2.80% Senior Notes primarily with cash on hand and the remainder through our commercial paper program.

Mortgages

In February 2024, we entered into a C$52.8 million fixed rate mortgage loan, which accrues interest at 4.644%, matures in 2029 and is secured by one senior housing community in Canada.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of March 31, 2024, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes	Scheduled Periodic Amortization	Total Maturities
2024	$1,167,226	$—	$39,262	$1,206,488
2025	1,807,171	8,207	46,833	1,862,211
2026	1,903,689	—	40,858	1,944,547
2027	1,560,756	—	40,912	1,601,668
2028	1,492,500	—	33,773	1,526,273
Thereafter	5,368,497	—	122,329	5,490,826
Total maturities	$13,299,839	$8,207	$323,967	$13,632,013

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into earnings over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately recognized in the Consolidated Statements of Income.

As of March 31, 2024, our variable rate debt obligations of $0.8 billion reflect, in part, the effect of $142.7 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt.

As of March 31, 2024, our fixed rate debt obligations of $12.9 billion reflect, in part, the effect of $527.1 million and C$647.6 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$632,443	$632,443	$508,794	$508,794
Escrow deposits and restricted cash (1)	55,966	55,966	54,668	54,668
Stock warrants (3)(5)	68,602	68,602	59,281	59,281
Secured mortgage loans and other, net (3)(4)	29,819	29,153	27,986	27,947
Non-mortgage loans receivable, net (3)(4)(5)	29,365	28,392	26,152	25,200
Derivative instruments (3)(5)	29,898	29,898	19,782	19,782
Liabilities:
Senior notes payable and other debt, gross (3)(4)	13,632,013	13,081,014	13,568,598	13,104,091
Derivative instruments (3)(6)	778	778	2,525	2,525
Redeemable OP Units (2)	151,316	151,316	173,452	173,452
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

From time to time, on behalf of ourselves or on behalf of our unconsolidated entities, we have agreed, and may in the future agree, to provide guarantees, indemnities or other similar contingent obligations to third parties. Such agreements may include, without limitation: (1) guarantees of all or a portion of the principal, interest and other amounts due under mortgage debt or other borrowings, (2) customary nonrecourse carve-out guarantees provided in connection with mortgage or other borrowings, (3) customary indemnifications of lenders for potential environmental liabilities, (4) completion guarantees provided to lenders, tenants, ground lessors or other third parties for the completion of development and redevelopment projects, (5) guarantees of payment of contingent tax obligations to tax credit investors who have purchased historic, new market and other tax credits from us or our unconsolidated entities, (6) guarantees of ground rent and other payment of ground rent and other obligations to ground lessors and (7) indemnities and other guarantees required in connection with the procurement of performance and surety bonds and standby letters of credit.

As of March 31, 2024, it is the opinion of management that (i) our liability under these arrangements is not quantifiable and (ii) the risk of us being required to make payments under these arrangements is remote, in each case, individually and in the aggregate. Accordingly, no contingent liability is recorded in our Consolidated Balance Sheet for any of these arrangements.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the three months ended March 31, 2024, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended March 31, 2024 and 2023 was a benefit of $3.0 million and a benefit of $2.8 million, respectively. The income tax benefit for both the three months ended March 31, 2024 and 2023 was primarily due to losses in certain of our TRS entities.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $20.2 million and $24.5 million as of March 31, 2024 and December 31, 2023, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $1.8 million and $1.8 million as of March 31, 2024 and December 31, 2023, respectively, and related primarily to loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2020 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2019 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2019 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2022.

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. During the three months ended March 31, 2024, we sold 1.8 million shares of our common stock under our ATM program for gross proceeds of $78.7 million,

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

representing an average price of $44.12 per share. As of March 31, 2024, the remaining amount available under our ATM program for future sales of common stock was $921.3 million.

In April 2024, we sold 0.3 million shares of our common stock under our ATM program for gross proceeds of $14.9 million, representing an average price of $43.63 per share. As of April 30, 2024, the remaining amount available under our ATM program for future sales of common stock was $906.4 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of March 31, 2024	As of December 31, 2023
Foreign currency translation loss	$(50,475)	$(56,596)
Unrealized loss on available for sale securities	(1,136)	(1,256)
Unrealized gain on derivative instruments	32,057	22,095
Total accumulated other comprehensive loss	$(19,554)	$(35,757)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(12,540)	$18,912
Net (loss) income	(12,540)	18,912
Net income attributable to noncontrolling interests	1,772	1,395
Net (loss) income attributable to common stockholders	$(14,312)	$17,517
Denominator:
Denominator for basic earnings per share—weighted average shares	403,365	399,989
Effect of dilutive securities:
Restricted stock awards	416	320
OP unitholder interests	3,446	3,483
Denominator for diluted earnings per share—adjusted weighted average shares	407,227	403,792
Basic earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.05
Net (loss) income attributable to common stockholders	(0.04)	0.04
Diluted earnings per share: (1)
(Loss) income from continuing operations	$(0.03)	$0.05
Net (loss) income attributable to common stockholders	(0.04)	0.04
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the three months ended March 31, 2024 is used as the basis for determining

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the dilutive effect on earnings per share. The average price of our common stock for each of the three months ended March 31, 2024 was less than the initial exchange price of $54.81 and, therefore, all associated shares were antidilutive.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16—SEGMENT INFORMATION

As of March 31, 2024, we operated through three reportable business segments: SHOP, outpatient medical and research portfolio and triple-net leased properties. In our SHOP segment, we invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our outpatient medical and research portfolio segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our triple-net leased properties segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease those properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities including VIM.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Three Months Ended March 31, 2024
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues
Rental income	$—	$218,877	$155,368	$—	$374,245
Resident fees and services	813,304	—	—	—	813,304
Third party capital management revenues	—	631	—	3,665	4,296
Income from loans and investments	—	—	—	1,289	1,289
Interest and other income	—	—	—	6,780	6,780
Total revenues	$813,304	$219,508	$155,368	$11,734	$1,199,914

Total revenues	$813,304	$219,508	$155,368	$11,734	$1,199,914
Less:
Interest and other income	—	—	—	6,780	6,780
Property-level operating expenses	609,821	73,938	3,738	—	687,497
Third party capital management expenses	—	—	—	1,753	1,753
NOI	$203,483	$145,570	$151,630	$3,201	503,884
Interest and other income					6,780
Interest expense					(149,933)
Depreciation and amortization					(300,255)
General, administrative and professional fees					(48,737)
Loss on extinguishment of debt, net					(252)
Transaction, transition and restructuring costs					(4,677)
Allowance on loans receivable and investments					68
Shareholder relations matters					(15,714)
Other income					1,334
Loss from unconsolidated entities					(8,383)
Gain on real estate dispositions					341
Income tax benefit					3,004
Loss from continuing operations					(12,540)
Net loss					(12,540)
Net income attributable to noncontrolling interests					1,772
Net loss attributable to common stockholders					$(14,312)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended March 31, 2023
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues
Rental income	$—	$203,004	$149,739	$—	$352,743
Resident fees and services	704,993	—	—	—	704,993
Third party capital management revenues	—	628	—	3,549	4,177
Income from loans and investments	—	—	—	13,589	13,589
Interest and other income	—	—	—	1,743	1,743
Total revenues	$704,993	$203,632	$149,739	$18,881	$1,077,245

Total revenues	$704,993	$203,632	$149,739	$18,881	$1,077,245
Less:
Interest and other income	—	—	—	1,743	1,743
Property-level operating expenses	537,222	66,913	3,796	—	607,931
Third party capital management expenses	—	—	—	1,706	1,706
NOI	$167,771	$136,719	$145,943	$15,432	465,865
Interest and other income					1,743
Interest expense					(128,075)
Depreciation and amortization					(282,119)
General, administrative and professional fees					(44,798)
Transaction, transition and restructuring costs					(1,386)
Allowance on loans receivable and investments					8,064
Other expense					(7,762)
Loss from unconsolidated entities					(5,623)
Gain on real estate dispositions					10,201
Income tax benefit					2,802
Income from continuing operations					18,912
Net income					18,912
Net income attributable to noncontrolling interests					1,395
Net income attributable to common stockholders					$17,517

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Capital Expenditures:
SHOP	$106,540	$68,132
Outpatient medical and research portfolio	62,770	40,804
Triple-net leased properties	906	3,720
Total capital expenditures	$170,216	$112,656

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Revenues:
United States	$1,063,384	$958,126
Canada	128,959	112,122
United Kingdom	7,571	6,997
Total revenues	$1,199,914	$1,077,245

	As of March 31, 2024	As of December 31, 2023
Net Real Estate Property:
United States	$18,425,569	$18,702,960
Canada	2,921,702	2,837,858
United Kingdom	203,535	208,132
Total net real estate property	$21,550,806	$21,748,950

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

Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. We urge you to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below and in our filings with the Securities and Exchange Commission, such as in the sections titled “Cautionary Statements — Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our completed or anticipated acquisitions and investments of properties, including our ownership of the properties included in our equitized loan portfolio; (b) our exposure and the exposure of our tenants, managers and borrowers to complex healthcare and other regulation, including evolving laws and regulations regarding data privacy and cybersecurity and environmental matters, and the challenges and expense associated with complying with such regulation; (c) the potential for significant general and commercial claims, legal actions, regulatory proceedings or enforcement actions that could subject us or our tenants, managers or borrowers to increased operating costs, uninsured liabilities, fines or significant operational limitations, including the loss or suspension of or moratoriums on accreditations, licenses or certificates of need, suspension of or nonpayment for new admissions, denial of reimbursement, suspension, decertification or exclusion from federal, state or foreign healthcare programs or the closure of facilities or communities; (d) the impact of market and general economic conditions on us, our tenants, managers and borrowers and in areas in which our properties are geographically concentrated, including macroeconomic trends and financial market events, such as bank failures and other events affecting financial institutions, market volatility, increases in inflation, changes in or elevated interest and exchange rates, tightening of lending standards and reduced availability of credit or capital, geopolitical conditions, supply chain pressures, rising labor costs and historically low unemployment, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public and private capital markets; (e) our reliance and the reliance of our tenants, managers and borrowers on the financial, credit and capital markets and the risk that those markets may be disrupted or become constrained, including as a result of bank failures or concerns or rumors about such events, tightening of lending standards and reduced availability of credit or capital; (f) the secondary and tertiary effects of the COVID-19 pandemic on our business, financial condition and results of operations and the implementation and impact of regulations related to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and other stimulus legislation, including the risk that some or all of the CARES Act or other COVID-19 relief payments we or our tenants, managers or borrowers received could be recouped; (g) our ability, and the ability of our tenants, managers and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate, and the financial condition or business prospect of our tenants, managers and borrowers; (h) the risk of bankruptcy, inability to obtain benefits from governmental programs, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors which may, among other things, have an adverse impact on the ability of such parties to make payments or meet their other obligations to us, which could have an adverse impact on our results of operations and financial condition; (i) the risk that the borrowers under our loans or other investments default or that, to the extent we are able to foreclose or otherwise acquire the collateral securing our loans or other investments, we will be required to incur additional expense or indebtedness in connection therewith, that the assets will underperform expectations or that we may not be able to subsequently dispose of all or part of such assets on favorable terms; (j) our current and future amount of outstanding indebtedness, and our ability to access capital and to incur additional debt which is subject to our compliance with covenants in instruments governing our and our subsidiaries’ existing indebtedness; (k) the recognition of reserves, allowances, credit losses or impairment charges are inherently uncertain, may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets, which could have an adverse impact on our results of operations and financial condition; (l) the non-renewal of any leases or management agreement or defaults by tenants or managers thereunder and the risk of our inability to replace those tenants or managers on a timely basis or on favorable terms, if at all; (m) our ability to identify and consummate future investments in or dispositions of healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests, including our ability to dispose of such assets on favorable terms as a result of rights of first offer or rights of first refusal in favor of third parties; (n) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising or elevated interest rates, labor conditions and supply chain pressures, and risks related to increased construction and development in markets in which our properties are located, including adverse effect on our future occupancy rates; (o) our ability to attract and retain talented employees; (p) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply with such requirements; (q) the ownership limits contained in our certificate of incorporation with respect to our capital stock in order to preserve our qualification as a REIT, which may delay, defer or prevent a change of control of our company; (r) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, managers or borrowers; (s) increases in our borrowing costs as a result of becoming more leveraged, including in connection with acquisitions or other investment activity and rising or elevated interest rates; (t) our reliance on third-party managers and tenants to operate or exert substantial control over properties they manage for or rent from us, which limits our control and influence over such operations and results; (u) our exposure to various operational risks, liabilities and claims from our operating assets; (v) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (w) our exposure to particular risks due to our specific asset classes and operating markets, such as adverse changes affecting our specific asset classes and the real estate industry, the competitiveness or financial viability of hospitals on or near the campuses where our outpatient medical buildings are located, our relationships with universities, the level of expense and uncertainty of our research tenants, and the limitation of our uses of some properties we own that are subject to ground lease, air rights or other restrictive agreements; (x) the risk of damage to our reputation; (y) the availability, adequacy and pricing of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (z) the risk of exposure to unknown liabilities from our investments in properties or businesses; (aa) the occurrence of cybersecurity threats and incidents that could disrupt our or our tenants’, managers’ or borrower’s operations, result in the loss of confidential or personal information or damage our business relationships and reputation; (bb) the failure to maintain effective internal controls, which could harm our business, results of operations and financial condition; (cc) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, managers or borrowers; (dd) disruptions to the management and operations of our business and the uncertainties caused by activist investors; (ee) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change; (ff) the risk of potential dilution resulting from future sales or issuances of our equity securities; and (gg) the other factors set forth in our periodic filings with the SEC.

Note Regarding Third-Party Information

This Quarterly Report includes information that has been derived from SEC filings that have been provided to us by our tenants and managers or been derived from SEC filings or other publicly available information of our tenants and managers. We believe that such information is accurate and that the sources from which it has been obtained are reliable. However, we cannot guarantee the accuracy of such information and have not independently verified the assumptions on which such information is based.

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of March 31, 2024, we owned or had investments in approximately 1,400 properties (including properties classified as held for sale and unconsolidated properties). Our company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

We primarily invest in our portfolio of real estate assets through wholly-owned subsidiaries and other co-investment entities. We operate through three reportable business segments: senior housing operating portfolio, which we also refer to as “SHOP,” outpatient medical and research portfolio, which we also refer to as “OM&R,” and triple-net leased properties. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities. In addition, from time to time, we make secured and unsecured loans and other investments relating to real estate or operators. Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, in significant part, based on net operating income (“NOI”) and related measures for each segment. See our Consolidated Financial Statements and the related notes, including “Note 16 – Segment Information,” included in Item 1 of this Quarterly Report on Form 10-Q.

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

The following table summarizes information for our consolidated reportable business segments and non-segment assets for the three months ended March 31, 2024 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Number of Consolidated Properties
Senior housing operating portfolio (SHOP)	$203,483	40.4%	581
Outpatient medical and research portfolio (OM&R)	145,570	28.9%	429
Triple-net leased properties	151,630	30.1%	330
Non-segment (2)	3,201	0.6%	—
	$503,884	100.0%	1,340
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

We enable exceptional environments that benefit a large and growing aging population. We aim to enhance shareholder value by delivering consistent superior total returns through a strategy of (1) delivering profitable organic growth in senior housing, (2) capturing value creating external growth opportunities focused on senior housing, (3) driving strong cash flow generation throughout our portfolio and (4) preserving and enhancing financial strength, flexibility and liquidity.

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

We expect senior housing to benefit from strong supply/demand fundamentals, including robust projected demand growth combined with low projected supply growth. Senior housing is expected to benefit from a large and growing aging demographic in the United States, with the 80+ population anticipated to grow by more than 24% through 2029. United States senior housing construction starts are at their lowest point since 2010.

Continual improvement in the performance and growth of our business will also depend on the broader macroeconomic environment, including interest rates, inflation and GDP growth.

See “Risk Factors” in Part I, Item 1A of the 2023 Annual Report for additional discussion of risks affecting our business.

2024 Highlights

Investments and Dispositions

•During the three months ended March 31, 2024, we acquired one senior housing community reported within our SHOP segment for $36.0 million.

•In April 2024, we acquired two senior housing community reported within our SHOP segment for $94.0 million.

•During the three months ended March 31, 2024, we sold seven senior housing communities, eight outpatient medical buildings (one of which was vacant) and one triple-net leased properties for aggregate consideration of $36.0 million and recognized a gain on the sale of these assets of $0.3 million in our Consolidated Statements of Income.

•In April and May 2024, we sold three senior housing communities and 12 triple-net leased properties for aggregate consideration of $12.1 million.

Liquidity and Capital

•As of March 31, 2024, we had $3.4 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program.

•In April 2024, we entered into an amended and restated unsecured credit facility (the “New Credit Facility”) comprised of a $2.75 billion unsecured revolving credit facility initially priced at SOFR plus 0.875%. The New Credit Facility replaced our existing unsecured revolving credit facility.

•In February 2024, we entered into a C$52.8 million fixed rate mortgage loan, which accrues interest at 4.644%, matures in 2029 and is secured by one senior housing community in Canada.

•In February 2024, Ventas Canada Finance Limited (“Ventas Canada”) issued and sold C$650.0 million aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay the C$500.0 million unsecured term loan facility due 2025.

•In April and May 2024, we repaid $854.0 million senior notes at maturity consisting of $400.0 million 3.50% Senior Notes, $400.0 million 3.75% Senior Notes and $54.0 million (C$73.0 million) 2.80% Senior Notes primarily with cash on hand and the remainder through our commercial paper program.

•During the three months ended March 31, 2024, we sold 1.8 million shares of our common stock under our ATM program for gross proceeds of $78.7 million, representing an average price of $44.12 per share. As of March 31, 2024, the remaining amount available under our ATM program for future sales of common stock was $921.3 million.

•In April 2024, we sold 0.3 million shares of our common stock under our ATM program for gross proceeds of $14.9 million, representing an average price of $43.63 per share. As of April 30, 2024, the remaining amount available under our ATM program for future sales of common stock was $906.4 million.

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of March 31, 2024	As of December 31, 2023
Investment mix by asset type (1):
Senior housing communities	65.8%	65.8%
Outpatient medical buildings	20.4	20.4
Research centers	5.7	5.7
Other healthcare facilities	4.8	4.8
Skilled nursing facilities (“SNFs”)	1.7	1.7
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.5	1.5
Secured loans receivable and investments, net	0.1	0.1
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria	23.6%	23.5%
Lillibridge	10.2	10.2
Sunrise	8.9	9.0
Brookdale	7.7	7.7
Le Groupe Maurice	6.9	7.0
Wexford	5.4	5.4
Ardent	5.1	5.1
Kindred	0.8	0.8
All other	31.4	31.3
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale, development properties not yet operational and land parcels) as of each reporting date.

	For the Three Months Ended March 31,
	2024	2023
Operations mix by tenant and operator and business model:
Revenues (1):
SHOP	67.8%	65.4%
Brookdale (2)	3.1	3.5
Ardent	2.8	3.1
Kindred	2.8	3.0
All others	23.5	25.0
Total	100.0%	100.0%
Net operating income (“NOI”):
SHOP	40.4%	36.0%
Brookdale (2)	7.4	8.0
Ardent	6.7	7.1
Kindred	6.6	7.0
All others	38.9	41.9
Total	100.0%	100.0%
Operations mix by geographic location (3):
California	13.4%	14.3%
New York	7.2	7.7
Texas	6.3	6.5
Pennsylvania	5.2	5.2
Illinois	4.8	3.8
All others	63.1	62.5
Total	100.0%	100.0%
______________________________
(1)Total revenues include third party capital management revenues, revenue from loans and investments and interest and other income (including amounts related to assets classified as held for sale).
(2)Results exclude ten senior housing communities which are included in the SHOP segment.
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

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the three months ended March 31, 2024, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Our 2023 Annual Report contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2024.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-07 on our Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our Consolidated Financial Statements.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact of this rule on our Consolidated Financial Statements.

Results of Operations

As of March 31, 2024, we operated through three reportable business segments: senior housing operating portfolio, outpatient medical and research portfolio and triple-net leased properties. In our SHOP segment, we invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our outpatient medical and research portfolio segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our triple-net leased properties segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease those properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable.

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

Three Months Ended March 31, 2024 and 2023

The table below shows our results of operations for the three months ended March 31, 2024 and 2023 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to Net (Loss) Income
	2024	2023	$	%
NOI:
SHOP	$203,483	$167,771	$35,712	21.3%
Outpatient medical and research portfolio	145,570	136,719	8,851	6.5
Triple-net leased properties	151,630	145,943	5,687	3.9
Non-segment	3,201	15,432	(12,231)	(79.3)
Total NOI	503,884	465,865	38,019	8.2
Interest and other income	6,780	1,743	5,037	nm
Interest expense	(149,933)	(128,075)	(21,858)	(17.1)
Depreciation and amortization	(300,255)	(282,119)	(18,136)	(6.4)
General, administrative and professional fees	(48,737)	(44,798)	(3,939)	(8.8)
Loss on extinguishment of debt, net	(252)	—	(252)	nm
Transaction, transition and restructuring costs	(4,677)	(1,386)	(3,291)	nm
Allowance on loans receivable and investments	68	8,064	(7,996)	(99.2)
Shareholder relations matters	(15,714)	—	(15,714)	nm
Other income (expense)	1,334	(7,762)	9,096	117.2
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(7,502)	11,532	(19,034)	(165.1)
Loss from unconsolidated entities	(8,383)	(5,623)	(2,760)	(49.1)
Gain on real estate dispositions	341	10,201	(9,860)	(96.7)
Income tax benefit	3,004	2,802	202	7.2
(Loss) income from continuing operations	(12,540)	18,912	(31,452)	(166.3)
Net (loss) income	(12,540)	18,912	(31,452)	(166.3)
Net income attributable to noncontrolling interests	1,772	1,395	377	27.0
Net (loss) income attributable to common stockholders	$(14,312)	$17,517	$(31,829)	(181.7)
______________________________
nm - not meaningful

NOI—SHOP

The following table summarizes results of operations in our SHOP segment, including assets sold or classified as held for sale as of March 31, 2024 (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—SHOP:
Resident fees and services	$813,304	$704,993	$108,311	15.4%
Less: Property-level operating expenses	(609,821)	(537,222)	(72,599)	(13.5)
NOI	$203,483	$167,771	$35,712	21.3

	Number of Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room for the Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Total communities	581	551	82.7%	80.6%	$4,935	$4,627

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

The NOI increase in our SHOP segment for the three months ended March 31, 2024 compared to the same period in 2023 was driven by positive trends in occupancy and revenue per occupied room in 2024, properties acquired in connection with our equitization of the Santerre Mezzanine Loan and communities that converted business model from our triple-net lease properties segment to our SHOP segment. The revenue increase is partially offset by higher operating expenses, driven by an increase in occupancy and macro inflationary impacts in 2024.

The following table compares results of operations for our 477 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—SHOP:
Resident fees and services	$691,213	$641,370	$49,843	7.8%
Less: Property-level operating expenses	(507,783)	(482,178)	(25,605)	(5.3)
NOI	$183,430	$159,192	$24,238	15.2

	Number of Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room for the Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Same-store communities	477	477	84.6%	82.2%	$4,963	$4,741

The NOI increase in our same-store SHOP segment for the three months ended March 31, 2024 compared to the same period in 2023 was driven by positive trends in occupancy and revenue per occupied room in 2024, partially offset by higher operating expenses, driven by an increase in occupancy and macro inflationary impacts in 2024.

NOI—Outpatient Medical and Research Portfolio

The following table summarizes results of operations in our outpatient medical and research portfolio segment, including assets sold or classified as held for sale as of March 31, 2024 (dollars in thousands). For properties in our outpatient medical and research portfolio segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—Outpatient Medical and Research Portfolio:
Rental income	$218,877	$203,004	$15,873	7.8%
Third party capital management revenues	631	628	3	0.5
Total revenues	219,508	203,632	15,876	7.8
Less:
Property-level operating expenses	(73,938)	(66,913)	(7,025)	(10.5)
NOI	$145,570	$136,719	$8,851	6.5

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Total outpatient medical and research portfolio	429	355	87.9%	89.6%	$37	$37

The NOI increase in outpatient medical and research portfolio reportable business segment for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to properties acquired in connection with our equitization of the Santerre Mezzanine Loan, leasing activity and high tenant retention, partially offset by asset dispositions and higher operating costs.

The following table compares results of operations for our 341 same-store outpatient medical and research portfolio (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—Outpatient Medical and Research Portfolio:
Rental income	$192,604	$186,520	$6,084	3.3%
Less: Property-level operating expenses	(61,929)	(59,235)	(2,694)	(4.5)
NOI	$130,675	$127,285	$3,390	2.7

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Same-store outpatient medical and research portfolio	341	341	90.9%	91.1%	$38	$37

The NOI increase in our same-store outpatient medical and research portfolio segment for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by leasing activity and high tenant retention, partially offset by higher operating costs

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our 330 triple-net leased properties segment, including assets sold or classified as held for sale as of March 31, 2024 (dollars in thousands):

	For the Three Months Ended March 31,		Increase to NOI
	2024	2023	$	%
NOI—Triple-Net Leased Properties:
Rental income	$155,368	$149,739	$5,629	3.8%
Less: Property-level operating expenses	(3,738)	(3,796)	58	1.5
NOI	$151,630	$145,943	$5,687	3.9

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

The NOI increase in our triple-net leased properties for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by properties acquired in connection with our equitization of the Santerre Mezzanine Loan and contractual rent escalators, partially offset by rental income from communities that converted business model to our senior housing operating portfolio and additional rental income received in 2023.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the fourth quarter of 2023 and 2022 related to the triple-net leased properties we owned at March 31, 2024 and 2023, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at March 31, 2024	Average Occupancy for the Three Months Ended December 31, 2023	Number of Properties Owned at March 31, 2023	Average Occupancy for the Three Months Ended December 31, 2022
Senior housing communities	216	78.8%	244	77.8%
SNFs	35	85.9	16	84.3
IRFs and LTACs	38	52.5	36	55.7

The following table compares results of operations for our 275 same-store triple-net leased properties (dollars in thousands):

	For the Three Months Ended March 31,		Decrease to NOI
	2024	2023	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$143,030	$144,347	$(1,317)	(0.9)%
Less: Property-level operating expenses	(3,512)	(3,355)	(157)	(4.7)
NOI	$139,518	$140,992	$(1,474)	(1.0)

The NOI decrease in our same-store triple-net leased portfolio for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by additional rental income received in 2023 partially offset by contractual rent escalators in 2024.

NOI—Non-Segment

Information provided for non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. The $12.2 million decrease in non-segment NOI for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the conversion of the outstanding principal amount of the Santerre Mezzanine Loan to equity in May 2023.

Company Results

Interest and Other Income

The $5.0 million increase in interest and other income for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to interest income earned on cash invested in short-term money market funds.

Interest Expense

The $21.9 million increase in interest expense, net of capitalized interest, for the three months ended March 31, 2024 compared to the same period in 2023 was due to an increase of $12.6 million due to higher debt balances and an increase of $8.7 million due to higher effective interest rates. Our weighted average debt outstanding was $13.6 billion and $12.4 billion for the three months ended March 31, 2024 and 2023, respectively. Our weighted average effective interest rate was 4.32% and 4.04% for the three months ended March 31, 2024 and 2023, respectively. Capitalized interest was $2.7 million for both the three months ended March 31, 2024 and 2023.

Depreciation and Amortization

The $18.1 million increase in depreciation and amortization expense for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a $26.3 million increase in depreciation and amortization related to our ownership of additional properties received in connection with our equitization of the Santerre Mezzanine Loan in May 2023, partially offset by a $4.6 million decrease in amortization of lease intangibles and a $3.2 million decrease in impairments.

General, Administrative and Professional Fees

The $3.9 million increase in general, administrative and professional fees for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to inflationary increases.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net for the three months ended March 31, 2024 of $0.3 million was primarily related to the repayment of our C$500.0 million unsecured term loan facility in the first quarter of 2024. There were no loss on extinguishment of debt recognized for the three months ended March 31, 2023.

Transaction, Transition and Restructuring Costs

Transaction, transition and restructuring costs include transition and integration expenses incurred by properties that have undergone operator or business model transitions; costs and expenses relating to mergers, acquisitions, investments, leases, management agreements and similar arrangements, strategic transactions, such as spin-offs, joint ventures, partnerships and minority investments, and other transactions; and costs and expenses related to organizational or other restructuring activities. The $3.3 million increase in transaction, transition and restructuring costs for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to integration costs for properties acquired and transition costs in connection with properties that have undergone operator or business model transitions.

Allowance on Loans Receivable and Investments

The $8.0 million change in allowance on loans receivable and investments for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an $8.0 million partial reversal in 2023 of a $20.0 million allowance recognized in the fourth quarter of 2022 on the Santerre Mezzanine Loan primarily due to a change in the fair value of the Santerre Senior Loan and working capital. In connection with our equitization of the Santerre Mezzanine Loan in May 2023, the Santerre Mezzanine Loan is no longer outstanding.

Shareholder relations matters

Shareholder relations matters of $15.7 million for the three months ended March 31, 2024 relates to proxy advisory costs related to our response to a proxy campaign associated with the Company’s 2024 annual meeting. There were no such costs incurred for the three months ended March 31, 2023.

Other income (expense)

Other income (expense) includes the changes in fair value of stock warrants, net expenses or recoveries related to materially disruptive events and other expenses or income. The $9.1 million change in other income (expense) for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase of $8.3 million in unrealized gain on stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020. For the three months ended March 31, 2024 and 2023, we recognized unrealized gains of $9.3 million and $1.0 million, respectively. As of March 31, 2024, the fair value of the stock warrants was $68.6 million, which was $40.5 million higher than the value at the grant date.

Loss from Unconsolidated Entities

The $2.8 million increase in loss from unconsolidated entities for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to our share of higher net loss from our unconsolidated entities in 2024.

Gain on Real Estate Dispositions

The $9.9 million decrease in gain on real estate dispositions for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to lower gain on sale recognized for the properties sold in 2024 as compared to higher gain on sale recognized for the properties sold in 2023.

Income Tax Benefit

The $3.0 million and $2.8 million income tax benefit for the three months ended March 31, 2024 and 2023, respectively, was primarily due to losses in certain of our TRS entities.

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

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate property, including gain (or loss) on re-measurement of equity method investments and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests. Adjustments for unconsolidated entities and noncontrolling interests will be calculated to reflect FFO on the same basis. We define Normalized FFO as Nareit FFO excluding the following income and expense items, without duplication: (a) transaction, transition, and restructuring costs and amortization of intangibles; (b) the impact of expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan, derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income and non-cash charges related to leases; (d) the financial impact of contingent consideration; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other items related to unconsolidated entities and noncontrolling interests; (g) net expenses or recoveries related to materially disruptive events; and (h) other items set forth in the Normalized FFO reconciliation included herein.

The following table summarizes our FFO and Normalized FFO for the three months ended March 31, 2024 and 2023 (dollars in thousands). Normalized FFO for the three months ended March 31, 2024 increased over the same period in 2023 due to increased net operating income from our properties led by our SHOP reportable business segment as a result of increased revenues driven by positive trends in occupancy and revenue per occupied room, partially offset by higher interest expense.

	For the Three Months Ended March 31,
	2024	2023
Net (loss) income attributable to common stockholders	$(14,312)	$17,517
Adjustments:
Depreciation and amortization on real estate assets	299,614	281,477
Depreciation on real estate assets related to noncontrolling interests	(3,871)	(4,377)
Depreciation on real estate assets related to unconsolidated entities	11,805	10,177
Gain on real estate dispositions	(341)	(10,201)
Gain (loss) on real estate dispositions related to noncontrolling interests	9	(5)
Gain on real estate dispositions and other related to unconsolidated entities	—	(180)
Nareit FFO attributable to common stockholders	292,904	294,408
Adjustments:
Change in fair value of financial instruments	(9,339)	(583)
Non-cash income tax benefit	(4,696)	(4,299)
Loss on extinguishment of debt, net	252	—
Transaction, transition and restructuring costs	4,677	1,386
Amortization of other intangibles	96	96
Non-cash impact of changes to equity plan	7,561	7,222
Materially disruptive events, net	1,160	4,107
Allowance on loans receivable and investments	(68)	(8,064)
Shareholder relations matters	15,714	—
Other normalizing items (1)	2,357	—
Normalizing items related to noncontrolling interests and unconsolidated entities, net	5,955	2,598
Normalized FFO attributable to common stockholders	$316,573	$296,871
______________________________
(1)    Includes adjustments for unusual items, including approximately $2.4 million primarily related to the settlement by one of our operators of class action litigation in our SHOP segment.

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net (loss) income attributable to common stockholders	$(14,312)	$17,517
Adjustments:
Interest and other income	(6,780)	(1,743)
Interest expense	149,933	128,075
Depreciation and amortization	300,255	282,119
General, administrative and professional fees	48,737	44,798
Loss on extinguishment of debt, net	252	—
Transaction, transition and restructuring costs	4,677	1,386
Allowance on loans receivable and investments	(68)	(8,064)
Shareholder relations matters	15,714	—
Other (income) expense	(1,334)	7,762
Net income attributable to noncontrolling interests	1,772	1,395
Loss from unconsolidated entities	8,383	5,623
Gain on real estate dispositions	(341)	(10,201)
Income tax benefit	(3,004)	(2,802)
NOI	$503,884	$465,865

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the three months ended March 31, 2024, our contractual obligations increased primarily due to the issuance of C$650.0 million aggregate principal amount of 5.10% Senior Notes, Series J due 2029, partially offset by the repayment of C$500.0 million unsecured term loan facility due 2025. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of March 31, 2024, our unsecured revolving credit facility was comprised of a $2.75 billion unsecured revolving credit facility priced at SOFR plus 0.925% based on the Company’s debt ratings. Our unsecured revolving credit facility was scheduled to mature in January 2025. In April 2024, we entered into an amended and restated unsecured credit facility (the “New Credit Facility”) comprised of a $2.75 billion unsecured revolving credit facility initially priced at SOFR plus 0.875% based on the Company’s debt ratings. The New Credit Facility replaces our existing unsecured revolving credit facility and matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The New Credit Facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of March 31, 2024, we had $2.7 billion of undrawn capacity on our unsecured revolving credit facility with $8.2 million outstanding and an additional $1.2 million restricted to support outstanding letters of credit. In connection with the New Credit Facility, we paid off all amounts outstanding under the existing unsecured revolving credit facility by drawing down the same amount on the New Credit Facility. We limit our use of the unsecured revolving credit facility, to the extent necessary, to support our commercial paper program when commercial paper notes are outstanding.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of March 31, 2024, we had no borrowings outstanding under our commercial paper program.

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

Ventas Realty has a $200.0 million unsecured term loan priced at SOFR plus 0.95%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas, Inc. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

During the three months ended March 31, 2024, we repaid and extinguished a C$500.0 million or $369.4 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that matures in January 2025.

As of March 31, 2024, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $15.0 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. As of March 31, 2024, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding. During the three months ended March 31, 2024, we recognized approximately $8.1 million of contractual interest expense and amortization of issuance costs of $1.7 million related to the Exchangeable Notes. Unamortized issuance costs of $15.4 million as of March 31, 2024 was recorded as an offset to senior notes payable and other debt on our Consolidated Balance Sheet.

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

Senior Notes

In February 2024, Ventas Canada Finance Limited (“Ventas Canada”) issued and sold C$650.0 million aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay the C$500.0 million unsecured term loan facility due 2025.

In April and May 2024, we repaid $854.0 million senior notes at maturity consisting of $400.0 million 3.50% Senior Notes, $400.0 million 3.75% Senior Notes and $54.0 million (C$73.0 million) 2.80% Senior Notes primarily with cash on hand and the remainder through our commercial paper program.

Mortgages

In February 2024, we entered into a C$52.8 million fixed rate mortgage loan, which accrues interest at 4.644%, matures in 2029 and is secured by one senior housing community in Canada.

Equity Offerings

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). During the three months ended March 31, 2024, we sold 1.8 million shares of our common stock under our ATM program for gross proceeds of $78.7 million, representing an average price of $44.12 per share. As of March 31, 2024, the remaining amount available under our ATM program for future sales of common stock was $921.3 million.

In April 2024, we sold 0.3 million shares of our common stock under our ATM program for gross proceeds of $14.9 million, representing an average price of $43.63 per share. As of April 30, 2024, the remaining amount available under our ATM program for future sales of common stock was $906.4 million.

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

Dividends

During the three months ended March 31, 2024, we declared a dividend of $0.45 per share of our common stock. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2024.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2024	2023	$	%
Cash, cash equivalents and restricted cash at beginning of period	$563,462	$170,745	$392,717	nm
Net cash provided by operating activities	266,448	242,817	23,631	9.7
Net cash used in investing activities	(144,587)	(56,280)	(88,307)	(156.9)
Net cash provided by (used in) financing activities	4,824	(162,107)	166,931	103.0
Effect of foreign currency translation	(1,738)	106	(1,844)	nm
Cash, cash equivalents and restricted cash at end of period	$688,409	$195,281	$493,128	nm
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $23.6 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher property NOI in 2024, partially offset by higher interest expense and costs related to shareholder relations matters in 2024.

Cash Flows from Investing Activities

Net cash used in investing activities increased $88.3 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher acquisition volume in 2024.

Cash Flows from Financing Activities

Cash flows from financing activities changed $166.9 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher debt issuances and issuances of common stock under our ATM program in 2024, partially offset by higher repayment of debt. Our cash, cash equivalents and restricted cash balance as of March 31, 2024 compared to March 31, 2023 was $493.1 million higher primarily due to proceeds raised from debt issuances which were held in investments to payoff other corporate debt at its maturity.

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

We are party to certain agreements that obligate us to develop senior housing communities, outpatient medical buildings or research centers funded through capital that we and, in certain circumstances, our joint venture partners provide. As of March 31, 2024, we had six active and committed projects pursuant to these agreements, including three projects that are unconsolidated.

In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities, outpatient medical buildings and research centers to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 10 – Senior Notes Payable and Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, as of March 31, 2024, we had $16.2 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

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

In addition, Ventas, Inc. has fully and unconditionally guaranteed the obligations under our $2.75 billion unsecured revolving credit facility, our C$500.0 million unsecured term loan facility, our $500.0 million unsecured term loan, our $200.0 million unsecured term loan and our $100.0 million uncommitted line for standby letters of credit. In April 2024, Ventas, Inc. fully and unconditionally guaranteed the obligations under the New Credit Facility, which replaced our existing unsecured revolving credit facility.

Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada’s senior notes.

The following summarizes our guarantor and issuer balance sheet and statement of income information as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and the year ended December 31, 2023 (in thousands) for each of Ventas Realty, as issuer of certain notes registered under the Exchange Act, and Ventas, Inc., on an unconsolidated basis, as guarantor of such notes:

Balance Sheet Information

	As of March 31, 2024
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,561,213	$3,049,374
Total assets	17,874,101	3,153,501
Liabilities and equity
Intercompany loans	12,593,342	(4,224,438)
Total liabilities	12,818,720	4,523,061
Redeemable OP unitholder and noncontrolling interests	133,889	—
Total equity (deficit)	4,921,492	(1,369,560)
Total liabilities and equity	17,874,101	3,153,501

	As of December 31, 2023
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,534,658	$3,049,374
Total assets	17,845,979	3,152,334
Liabilities and equity
Intercompany loans	12,437,182	(4,278,847)
Total liabilities	12,660,012	4,467,637
Redeemable OP unitholder and noncontrolling interests	129,346	—
Total equity (deficit)	5,056,621	(1,315,303)
Total liabilities and equity	17,845,979	3,152,334

Statement of Income Information

	For the Three Months Ended March 31, 2024
	Guarantor	Issuer
Equity earnings in affiliates	$30,376	$—
Total revenues	32,828	36,685
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(13,387)	(56,830)
Net loss	(14,312)	(56,830)
Net loss attributable to common stockholders	(14,312)	(56,830)

	For the Year Ended December 31, 2023
	Guarantor	Issuer
Equity earnings in affiliates	$31,025	$—
Total revenues	37,515	145,269
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(38,639)	(213,851)
Net loss	(40,973)	(213,851)
Net loss attributable to common stockholders	(40,973)	(213,851)

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

As of March 31, 2024 and December 31, 2023, the fair value of our secured and non-mortgage loans receivable, based on our estimates of current prevailing rates for comparable loans, was $57.5 million and $53.1 million, respectively.

The fair value of our fixed rate debt is based on current market interest rates at which we could obtain similar borrowings. Increases in market interest rates typically result in a decrease in the fair value of fixed rate debt while decreases in market interest rates typically result in an increase in the fair value of fixed rate debt. While changes in market interest rates affect the fair value of our fixed rate debt, these changes do not affect the interest expense associated with our fixed rate debt.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of March 31, 2024	As of December 31, 2023
Gross book value	$12,874,307	$12,458,828
Fair value	12,323,307	11,994,321
Fair value reflecting change in interest rates:
-100 basis points	12,778,724	12,457,648
+100 basis points	11,903,685	11,568,461

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31, 2024	As of December 31, 2023	As of March 31, 2023
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,756,764	$9,302,840	$8,427,591
Unsecured term loans	400,000	400,000	400,000
Mortgage loans and other	2,717,543	2,755,988	2,282,037
Subtotal fixed rate	12,874,307	12,458,828	11,109,628
Variable rate:
Unsecured revolving credit facility	8,207	14,006	40,210
Unsecured term loans	300,000	677,501	469,959
Commercial paper notes	—	—	425,000
Mortgage loans and other	449,499	418,263	362,146
Subtotal variable rate	757,706	1,109,770	1,297,315
Total	$13,632,013	$13,568,598	$12,406,943
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	71.6%	68.6%	67.9%
Unsecured term loans	2.9	2.9	3.2
Mortgage loans and other	19.9	20.3	18.4
Variable rate:
Unsecured revolving credit facility	0.1	0.1	0.3
Unsecured term loans	2.2	5.0	3.8
Commercial paper notes	—	—	3.4
Mortgage loans and other	3.3	3.1	3.0
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	3.9%	3.8%	3.7%
Unsecured term loans	4.7	4.7	4.7
Mortgage loans and other	4.2	4.2	4.0
Variable rate:
Unsecured revolving credit facility	6.1	6.1	5.4
Unsecured term loans	6.3	6.3	5.8
Commercial paper notes	—	—	5.2
Mortgage loans and other	5.8	6.1	5.2
Total	4.1	4.1	4.0

The variable rate debt in the table above reflects, in part, the effect of $142.7 million notional amount of interest rate swaps with maturities on March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $527.1 million and C$647.6 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

The decrease in our outstanding variable rate debt at March 31, 2024 compared to December 31, 2023 is primarily attributable to the repayment of a C$500.0 million unsecured term loan.

The increase in our outstanding fixed rate debt at March 31, 2024 compared to December 31, 2023 is primarily attributable to the issuance of a C$650.0 million aggregate principal amount of 5.10% Senior Notes, Series J due 2029.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of March 31, 2024 of $757.7 million, interest expense on an annualized basis would increase by approximately $7.6 million, or $0.02 per diluted common share.

As of March 31, 2024 and December 31, 2023, our joint venture partners’ aggregate share of total consolidated debt was $298.7 million and $297.5 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which portion was $602.1 million and $575.3 million as of March 31, 2024 and December 31, 2023, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2024 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the three months ended March 31, 2024 would decrease or increase as applicable, by less than $0.01 per share or less than 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of 2024 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in “Note 12 – Commitments And Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2023 Annual Report.

ITEM 1A.    RISK FACTORS

In the first quarter of 2024, there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2023 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2024:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31	53,885	$48.54	—	—
February 1 through February 28	161,933	45.50	—	—
March 1 through March 31	27,002	42.97	—	—
Total	242,820	$45.89	—	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

On March 11, 2024, Peter J. Bulgarelli, Executive Vice President, Outpatient Medical & Research of the Company and President and CEO of Lillibridge Healthcare Services, Inc., adopted a new trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Bulgarelli’s trading plan is for the sale of up to 22,500 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and March 11, 2025.

On March 28, 2024, Debra A. Cafaro, Chairman and CEO of the Company, adopted a new trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Cafaro’s trading plan is with respect to her expiring options and covers the potential exercise and sale of up to 1,546,317 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and January 15, 2027.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
4.1*	Tenth Supplemental Indenture dated as of March 5, 2024 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 5.10% Senior Notes, Series J due 2029.
10.1
Amendment No. 1 to the ATM Sales Agreement, dated February 20, 2024, among Ventas, Inc. and the Agents, Forward Sellers and Forward Purchasers named therein, incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on February 21, 2024.

10.2
Cooperation Agreement, as of March 4, 2024, by and between Ventas, Inc. and Land & Buildings Capital Growth Fund, LP, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 4, 2024.

10.3*
Fourth Amended and Restated Credit and Guaranty Agreement, dated as of April 24, 2024, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc., and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as L/C Issuers, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 24, 2024.

22	List of Guarantors and Issuers of Guaranteed Securities.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2+	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL).
______________________________
*     In accordance with Item 601(a)(5) of Regulation S-K certain schedules and exhibits have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
+    This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 2, 2024

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer