Form 10-Q
period 2024-06-30
Ventas, Inc.
filed 2024-08-02
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 30, 2024, there were 413,153,787 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of June 30, 2024	As of December 31, 2023
Assets
Real estate investments:
Land and improvements	$2,588,599	$2,596,274
Buildings and improvements	27,358,282	27,201,381
Construction in progress	410,663	368,143
Acquired lease intangibles	1,454,473	1,448,146
Operating lease assets	312,812	312,142
	32,124,829	31,926,086
Accumulated depreciation and amortization	(10,647,898)	(10,177,136)
Net real estate property	21,476,931	21,748,950
Secured loans receivable and investments, net	36,195	27,986
Investments in unconsolidated real estate entities	608,844	598,206
Net real estate investments	22,121,970	22,375,142
Cash and cash equivalents	557,082	508,794
Escrow deposits and restricted cash	58,202	54,668
Goodwill	1,045,071	1,045,176
Assets held for sale	43,261	56,489
Deferred income tax assets, net	1,657	1,754
Other assets	702,986	683,410
Total assets	$24,530,229	$24,725,433
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$13,175,077	$13,490,896
Accrued interest	122,132	117,403
Operating lease liabilities	213,110	194,734
Accounts payable and other liabilities	1,003,078	1,041,616
Liabilities related to assets held for sale	4,988	9,243
Deferred income tax liabilities	32,660	24,500
Total liabilities	14,551,045	14,878,392
Redeemable OP unitholder and noncontrolling interests	311,468	302,636
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 413,154 and 402,380 shares outstanding at June 30, 2024 and December 31, 2023, respectively	103,242	100,648
Capital in excess of par value	16,135,972	15,650,734
Accumulated other comprehensive loss	(17,409)	(35,757)
Retained earnings (deficit)	(6,577,395)	(6,213,803)
Treasury stock, 2 and 279 shares issued at June 30, 2024 and December 31, 2023, respectively	(25,060)	(13,764)
Total Ventas stockholders’ equity	9,619,350	9,488,058
Noncontrolling interests	48,366	56,347
Total equity	9,667,716	9,544,405
Total liabilities and equity	$24,530,229	$24,725,433
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income:
Triple-net leased	$153,934	$154,355	$309,302	$304,094
Outpatient medical and research portfolio	218,853	215,807	437,730	418,811
	372,787	370,162	747,032	722,905
Resident fees and services	817,600	724,614	1,630,904	1,429,607
Third party capital management revenues	4,332	3,996	8,628	8,173
Income from loans and investments	1,436	6,554	2,725	20,143
Interest and other income	4,825	1,032	11,605	2,775
Total revenues	1,200,980	1,106,358	2,400,894	2,183,603
Expenses
Interest	149,259	143,265	299,192	271,340
Depreciation and amortization	339,848	304,689	640,103	586,808
Property-level operating expenses:
Senior housing	603,359	547,110	1,213,180	1,084,332
Outpatient medical and research portfolio	73,286	72,171	147,224	139,084
Triple-net leased	3,506	3,537	7,244	7,333
	680,151	622,818	1,367,648	1,230,749
Third party capital management expenses	1,650	1,436	3,403	3,142
General, administrative and professional fees	37,727	34,399	86,464	79,197
Loss (gain) on extinguishment of debt, net	420	(6,801)	672	(6,801)
Transaction, transition and restructuring costs	2,886	3,069	7,563	4,455
Allowance on loans receivable and investments, net	(42)	(12,065)	(110)	(20,129)
Gain on foreclosure of real estate	—	(29,127)	—	(29,127)
Shareholder relations matters	37	—	15,751	—
Other expense (income)	8,128	(17,959)	6,794	(10,197)
Total expenses	1,220,064	1,043,724	2,427,480	2,109,437
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(19,084)	62,634	(26,586)	74,166
(Loss) income from unconsolidated entities	(1,652)	31,254	(10,035)	25,631
Gain on real estate dispositions	49,670	1,405	50,011	11,606
Income tax (expense) benefit	(7,766)	9,773	(4,762)	12,575
Income from continuing operations	21,168	105,066	8,628	123,978
Net income	21,168	105,066	8,628	123,978
Net income attributable to noncontrolling interests	1,781	1,613	3,553	3,008
Net income attributable to common stockholders	$19,387	$103,453	$5,075	$120,970
Earnings per common share
Basic:
Income from continuing operations	$0.05	$0.26	$0.02	$0.31
Net income attributable to common stockholders	0.05	0.26	0.01	0.30
Diluted:[1]
Income from continuing operations	$0.05	$0.26	$0.02	$0.31
Net income attributable to common stockholders	0.05	0.26	0.01	0.30
______________________________
1 Potential common shares are not included in the computation of diluted earnings per share (“EPS”) when a loss from continuing operations exists as the effect would be an antidilutive per share amount.
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$21,168	$105,066	$8,628	$123,978
Other comprehensive income:
Foreign currency translation gain	3,189	1,881	7,124	5,780
Unrealized loss on available for sale securities	(842)	—	(722)	—
Unrealized (loss) gain on derivative instruments	(1,570)	28,001	9,452	19,199
Total other comprehensive income	777	29,882	15,854	24,979
Comprehensive income	21,945	134,948	24,482	148,957
Comprehensive income attributable to noncontrolling interests	413	5,578	1,059	5,739
Comprehensive income attributable to common stockholders	$21,532	$129,370	$23,423	$143,218

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2024 and 2023
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30, 2024
2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2024	$101,094	$15,756,414	$(19,554)	$(6,410,144)	$(24,970)	$9,402,840	$55,993	$9,458,833
Net income	—	—	—	19,387	—	19,387	1,781	21,168
Other comprehensive income (loss)	—	—	2,145	—	—	2,145	(1,368)	777
Net change in noncontrolling interests	—	(12,216)	—	—	—	(12,216)	(8,040)	(20,256)
Dividends to common stockholders—$0.45 per share	—	22	—	(186,638)	—	(186,616)	—	(186,616)
Issuance of common stock for stock plans, restricted stock grants and other	2,148	418,019	—	—	(90)	420,077	—	420,077
Adjust redeemable OP unitholder interests to current fair value	—	(25,467)	—	—	—	(25,467)	—	(25,467)
Redemption of OP Units	—	(800)	—	—	—	(800)	—	(800)
Balance at June 30, 2024	$103,242	$16,135,972	$(17,409)	$(6,577,395)	$(25,060)	$9,619,350	$48,366	$9,667,716

	For the Three Months Ended June 30, 2023
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2023	$100,065	$15,562,017	$(40,469)	$(5,611,067)	$(13,555)	$9,996,991	$67,611	$10,064,602
Net income	—	—	—	103,453	—	103,453	1,613	105,066
Other comprehensive income	—	—	25,917	—	—	25,917	3,965	29,882
Net change in noncontrolling interests	—	3,463	—	—	—	3,463	(13,127)	(9,664)
Dividends to common stockholders—$0.45 per share	—	10	—	(180,885)	—	(180,875)	—	(180,875)
Issuance of common stock for stock plans, restricted stock grants and other	141	30,378	—	—	(76)	30,443	—	30,443
Adjust redeemable OP unitholder interests to current fair value	—	(11,010)	—	—	—	(11,010)	—	(11,010)
Balance at June 30, 2023	$100,206	$15,584,858	$(14,552)	$(5,688,499)	$(13,631)	$9,968,382	$60,062	$10,028,444

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2024 and 2023
(In thousands, except per share amounts, unaudited)

	For the Six Months Ended June 30, 2024
2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2024	$100,648	$15,650,734	$(35,757)	$(6,213,803)	$(13,764)	$9,488,058	$56,347	$9,544,405
Net income	—	—	—	5,075	—	5,075	3,553	8,628
Other comprehensive income (loss)	—	—	18,348	—	—	18,348	(2,494)	15,854
Net change in noncontrolling interests	—	(19,199)	—	—	—	(19,199)	(9,040)	(28,239)
Dividends to common stockholders—$0.45 per share	—	33	—	(368,667)	—	(368,634)	—	(368,634)
Issuance of common stock for stock plans, restricted stock grants and other	2,594	511,108	—	—	(11,296)	502,406	—	502,406
Adjust redeemable OP unitholder interests to current fair value	—	(5,108)	—	—	—	(5,108)	—	(5,108)
Redemption of OP Units	—	(1,596)	—	—	—	(1,596)	—	(1,596)
Balance at June 30, 2024	$103,242	$16,135,972	$(17,409)	$(6,577,395)	$(25,060)	$9,619,350	$48,366	$9,667,716

	For the Six Months Ended June 30, 2023
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$99,912	$15,539,777	$(36,800)	$(5,449,385)	$(536)	$10,152,968	$68,709	$10,221,677
Net income	—	—	—	120,970	—	120,970	3,008	123,978
Other comprehensive income	—	—	22,248	—	—	22,248	2,731	24,979
Net change in noncontrolling interests	—	4,856	—	—	—	4,856	(14,386)	(9,530)
Dividends to common stockholders—$0.90 per share	—	10	—	(360,084)	—	(360,074)	—	(360,074)
Issuance of common stock for stock plans, restricted stock grants and other	294	48,217	—	—	(13,095)	35,416	—	35,416
Adjust redeemable OP unitholder interests to current fair value	—	(7,933)	—	—	—	(7,933)	—	(7,933)
Redemption of OP Units	—	(69)	—	—	—	(69)	—	(69)
Balance at June 30, 2023	$100,206	$15,584,858	$(14,552)	$(5,688,499)	$(13,631)	$9,968,382	$60,062	$10,028,444

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$8,628	$123,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640,103	586,808
Amortization of deferred revenue and lease intangibles, net	(27,412)	(29,592)
Other non-cash amortization	14,852	8,969
Allowance on loans receivable and investments, net	(110)	(20,129)
Stock-based compensation	22,076	20,389
Straight-lining of rental income	(5,350)	(1,884)
Loss (gain) on extinguishment of debt, net	672	(6,801)
Gain on real estate dispositions	(50,011)	(11,606)
Income tax expense (benefit)	1,378	(15,813)
Loss (gain) from unconsolidated entities	10,035	(25,618)
Gain on foreclosure of real estate	—	(29,127)
Distributions from unconsolidated entities	10,063	9,682
Other	129	(14,279)
Changes in operating assets and liabilities:
Increase in other assets	(16,523)	(17,341)
Increase (decrease) in accrued interest	5,281	(3,524)
Decrease in accounts payable and other liabilities	(11,491)	(19,468)
Net cash provided by operating activities	602,320	554,644
Cash flows from investing activities:
Net investment in real estate property	(325,244)	(977)
Investment in loans receivable	(11,847)	(589)
Proceeds from real estate disposals	238,091	64,405
Proceeds from loans receivable	584	43,822
Proceeds from sale of interest in unconsolidated entities	—	50,054
Net cash assumed in foreclosure of real estate	—	11,615
Development project expenditures	(164,828)	(144,809)
Capital expenditures	(121,908)	(96,271)
Investment in unconsolidated entities	(29,069)	(64,247)
Insurance proceeds for property damage claims	2,834	9,390
Net cash used in investing activities	(411,387)	(127,607)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(10,770)	8,293
Net change in borrowings under commercial paper program	—	(267,414)
Proceeds from debt	1,216,336	1,748,532
Repayment of debt	(1,405,872)	(1,489,112)
Purchase of noncontrolling interests	(11,000)	(110)
Payment of deferred financing costs	(29,147)	(27,356)
Issuance of common stock, net	491,797	25,007
Cash distribution to common stockholders	(365,163)	(361,703)
Cash distribution to redeemable OP unitholders	(3,060)	(3,089)
Cash issued for redemption of OP Units	(2,087)	(655)
Contributions from noncontrolling interests	3,580	7,979
Distributions to noncontrolling interests	(9,967)	(17,388)
Proceeds from stock option exercises	—	1,736
Other	(10,074)	(12,805)
Net cash used in financing activities	(135,427)	(388,085)
Net increase in cash, cash equivalents and restricted cash	55,506	38,952
Effect of foreign currency translation	(3,684)	650
Cash, cash equivalents and restricted cash at beginning of period	563,462	170,745
Cash, cash equivalents and restricted cash at end of period	$615,284	$210,347

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2024	2023
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$10,530	$—
Other assets	1,171	7,873
Other liabilities	4,713	9,000
Deferred income tax liability	6,988	12,382
Settlement of loan receivable	—	486,082
Real estate received in settlement of loan receivable	—	1,566,395
Assumption of debt related to real estate owned	—	1,016,804

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms) an S&P 500 company, is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of June 30, 2024, we owned or had investments in approximately 1,350 properties (including properties classified as held for sale and unconsolidated properties). Our company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

The following table summarizes information for our consolidated reportable business segments and non-segment assets for the six months ended June 30, 2024 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Number of Consolidated Properties
Senior housing operating portfolio (SHOP)	$417,724	41.0%	582
Outpatient medical and research portfolio (OM&R)	291,842	28.7%	428
Triple-net leased properties	302,058	29.7%	308
Non-segment (2)	6,614	0.6%	—
	$1,018,238	100%	1,318
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	As of June 30, 2024		As of December 31, 2023
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$748,205	$280,103	$759,817	$266,658
Fonds Immobilier Groupe Maurice, S.E.C.	1,894,840	1,169,211	1,971,410	1,204,619
Other identified VIEs	1,602,668	361,854	1,597,957	354,828
Tax credit VIEs	27,879	4,400	29,746	4,024

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-07 and expect to have additional disclosures in our Form 10-K for the year ended December 31, 2024.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

The properties managed by Atria Senior Living, Inc. (together with its subsidiaries, including Holiday Retirement (“Holiday”), “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), and leased to Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale”), Ardent Health Partners, Inc. (f/k/a Ardent Health Partners, LLC and, together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) contributed approximately 19.2%, 5.9%, 7.2%, 6.6% and 6.6%, respectively, of our total NOI for the three months ended June 30, 2024. Because Atria and Sunrise manage our properties in exchange for a management fee from us, we are not directly exposed to their credit risk in the same manner or to the same extent as triple-net tenants like Brookdale, Ardent and Kindred.

Our SHOP, outpatient medical and research portfolio and triple-net leased properties segments contributed 41.7%, 28.4%, and 29.2%, respectively, of our total NOI for the three months ended June 30, 2024. Our consolidated properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of June 30, 2024, with properties in one state (California) accounting for more than 10% of our total consolidated revenues and NOI for each of the three months ended June 30, 2024 and 2023. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Leased Properties

The properties we triple-net leased to Brookdale, Ardent and Kindred accounted for a significant portion of total revenues and total NOI for the three months ended June 30, 2024 and 2023. The following table reflects the concentration risk related to our triple-net leased properties including assets held for sale for the periods presented:

	For the Three Months Ended June 30,
	2024	2023
Contribution as a Percentage of Total Revenues (1):
Brookdale	3.1%	3.4%
Ardent (2)	2.8	3.0
Kindred	2.8	3.0
Contribution as a Percentage of Total NOI (3):
Brookdale	7.2%	7.8%
Ardent (2)	6.6	6.9
Kindred	6.6	6.9
____________________________
(1)Total revenues include third party capital management revenues, income from loans and investments and interest and other income.
(2)Results exclude 19 outpatient medical buildings included in our outpatient medical and research portfolio segment.
(3)See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

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

Kindred Lease

As of June 30, 2024, we leased 29 properties to Kindred (collectively, the “Kindred Portfolio”) pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Kindred Lease”). The Kindred Portfolio is divided into two separate renewal groups. The first group is composed of six properties (“Group 1”) and the second group is composed of 23 properties (“Group 2”). As of June 30, 2024, the Kindred Lease represented approximately 6.6% of the Company’s total annualized NOI, with Group 1 representing approximately 1.3% of total annualized NOI and Group 2 representing approximately 5.3% of the Company’s total annualized NOI. Kindred’s obligations under the Kindred Lease are guaranteed by a parent company.

The current term of the Kindred Lease for Group 1 expires on April 30, 2028. Under the Kindred Lease, Kindred has the option to renew the lease for all of the properties (but not less than all) within Group 1 for two 5-year extensions, in each case at the greater of escalated rent and fair market rent, by providing written notice no later than one year prior to the applicable expiration date.

The current term of the Kindred Lease for Group 2 expires on April 30, 2025. Under the Kindred Lease, Kindred had the option to renew the lease for all of the properties (but not less than all) within Group 2 for three 5-year extensions, in each case at the greater of escalated rent and fair market rent, by providing written notice no later than one year prior to the applicable expiration date. Although Kindred did not provide such notice, we and Kindred could still reach a negotiated agreement to extend the Kindred Lease with respect to some or all of the Group 2 properties. For any properties that Kindred does not continue to lease, there are other options we may choose to pursue, including, without limitation, transitions to replacement operators, conversions of properties to alternative uses and sale transactions. There can be no assurance that any negotiated agreement we reach with Kindred or any other options we may pursue with respect to the Group 2 properties would be as favorable to us as the current Kindred Lease.

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

Since the COVID-19 pandemic began to recede, the financial performance of the Kindred Portfolio has declined such that financial performance for the trailing 12-month period ending June 30, 2024 does not exceed the rent under the Kindred Lease for such period. While we believe that Kindred has taken and is taking targeted actions to attempt to improve the performance of the properties, there can be no assurance that Kindred will be able to do so or that such financial performance will not affect Kindred’s ability to perform its obligations to us or impact any of its decisions related to the renewal of the lease. We believe there are many factors in addition to portfolio coverage that will influence the ultimate outcome as it relates to the Group 2 properties.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brookdale Lease

As of June 30, 2024, we leased 121 properties (excluding 10 properties managed by Brookdale pursuant to long-term management agreements and included in the SHOP segment) to Brookdale pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Brookdale Lease”). The aggregate cash base rent due to us from Brookdale in 2024 is approximately $110.3 million, and the current aggregate contractual base rent (computed in accordance with GAAP) is approximately $148.9 million. The difference between the aggregate cash base rent due in 2024 and the current aggregate contractual base rent (computed in accordance with GAAP) is, in part, a result of the amortization over the remaining lease term of $235 million of up-front consideration received as part of amendments to the Brookdale Lease that were entered into in July 2020 (the “2020 Consideration”). The 2020 Consideration consisted of: (a) $162 million in cash; (b) a $45 million note (repaid by Brookdale in 2021); and (c) $28 million, representing the initial value of warrants exercisable for 16.3 million shares of Brookdale Senior Living, Inc. common stock. As of June 30, 2024, approximately $170.6 million of such 2020 Consideration has been amortized, leaving approximately $64.0 million unamortized. The Brookdale Lease is guaranteed by Brookdale Senior Living, Inc.

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

Brookdale currently has the option to renew the Brookdale Lease for its next 10-year extension by providing written notice to us after June 30, 2024 and on or before November 30, 2024. If Brookdale does not timely exercise its renewal option, we and Brookdale may nonetheless reach a negotiated agreement to continue the Brookdale Lease in whole or in part prior to its expiration date. If all or any part of the Brookdale Lease is renewed or otherwise extended, the then remaining unamortized portion of the 2020 Consideration would be re-amortized and the new GAAP rent for the period from the date of the renewal or extension agreement to the end of the new or extended lease term would be straightlined. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our tenants or managers, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.” and “Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Brookdale, Ardent, Kindred, Atria and Sunrise.” included in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

During the three months ended June 30, 2024, we exercised warrants for 1.7 million shares of Brookdale Senior Living, Inc. common stock (“Brookdale Common Stock”) on a cashless basis, resulting in our receipt of 0.9 million shares of Brookdale Common Stock (net of the $3.00 exercise price), which we sold for net cash proceeds of $6.1 million (recorded within operating cashflows in our Consolidated Statements of Cash Flows). We recognized a $1.0 million net realized loss relative to the fair market value of the warrants as of March 31, 2024 (recorded in Other Expense in our Consolidated Statements of Income). As of June 30, 2024, we continued to hold 14.6 million warrants for Brookdale Common Stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share. The remaining warrants are classified within Other Assets on our Consolidated Balance Sheets and measured at fair value with changes in fair value being recognized within Other Expense in our Consolidated Statements of Income.

Ardent Lease

As of June 30, 2024, we leased 11 properties (excluding 19 outpatient medical buildings leased to Ardent under separate leases included in our outpatient medical and research portfolio segment) to Ardent pursuant to a single, triple-net master lease agreement (together with certain other agreements related to such master lease, collectively, the “Ardent Lease”). The existing term of the Ardent Lease expires August 31, 2035 and Ardent has the option to renew such term for one, 10-year extension at contractual escalated rent. The Ardent Lease is guaranteed by the Ardent parent company. In July 2024, Ardent Health Partners, Inc., the parent company of the tenants under, and guarantor of, the Ardent Lease, consummated an initial public offering (the “Ardent IPO”). See “Note 7 – Investments in Unconsolidated Entities.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Housing Operating Portfolio

As of June 30, 2024, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 298 of our 582 consolidated senior housing communities, for which we pay annual management fees pursuant to long-term management agreements.

As of June 30, 2024, Atria managed a pool of 205 senior housing communities for Ventas. Ventas has the right to terminate the management contract for 57 of the communities on short notice.

As of June 30, 2024, Sunrise managed 93 senior housing communities for Ventas pursuant to multiple management agreements (collectively, the “Sunrise Management Agreements”). Our Sunrise Management Agreements have initial terms expiring between 2034 and 2040. Ventas has the ability to terminate some or all of the Sunrise Management Agreements under certain circumstances with or without the payment of a fee.

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

2024 Acquisitions

During the six months ended June 30, 2024, we acquired 11 senior housing communities reported within our SHOP segment for an aggregate purchase price of $327.4 million.

NOTE 5—DISPOSITIONS AND IMPAIRMENTS

2024 Activity

During the six months ended June 30, 2024, we sold 15 senior housing communities, 10 outpatient medical buildings (one of which was vacant) and 23 triple-net leased properties for aggregate consideration of $234.1 million and recognized a gain on the sale of these assets of $50.0 million in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets, which may include anticipated post-closing settlements of working capital for disposed properties (dollars in thousands):

	As of June 30, 2024			As of December 31, 2023
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	3	$18,725	$3,515	13	$48,173	$6,419
Outpatient medical and research portfolio (1)	—	24,536	1,473	3	5,431	2,643
Triple-net leased properties	—	—	—	1	2,885	181
Total	3	$43,261	$4,988	17	$56,489	$9,243
______________________________
(1)The balances as of June 30, 2024 relate to a partial sale of a building, as such, no property count is allocated.

Real Estate Impairments

We recognized impairments of $44.9 million and $10.7 million for the three months ended June 30, 2024 and 2023, respectively, and $50.3 million and $19.2 million for the six months ended June 30, 2024 and 2023 respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the expected future cash flows of the impaired assets.

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of June 30, 2024 and December 31, 2023, we held $65.5 million and $54.1 million, respectively, of loans receivable and investments, net of allowance, relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments, if applicable (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of June 30, 2024:
Secured/mortgage loans and other, net (1)	$36,195	$—	$36,195	$36,248
Non-mortgage loans receivable, net (2)	33,213	(3,866)	29,347	28,314
Total loans receivable and investments, net	$69,408	$(3,866)	$65,542	$64,562

As of December 31, 2023:
Secured/mortgage loans and other, net (1)	$27,986	$—	$27,986	$27,947
Non-mortgage loans receivable, net (2)	30,128	(3,976)	26,152	25,200
Total loans receivable and investments, net	$58,114	$(3,976)	$54,138	$53,147
______________________________
(1)Investments have contractual maturities ranging from 2024 to 2027.
(2)Included in other assets on our Consolidated Balance Sheets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. Our investments in unconsolidated entities include investments in both real estate entities and operating entities as described further below.

Investments in Unconsolidated Real Estate Entities

Below is a summary of our investments in unconsolidated real estate entities, including through VIM, as of June 30, 2024 and December 31, 2023, respectively (dollars in thousands):

	Ownership as of (1)		Carrying Amount as of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Investments in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	20.1%	20.1%	$262,374	$264,442
Pension Fund Joint Venture	25.0%	25.0%	19,125	22,169
Research & Innovation Development Joint Venture	53.0%	53.0%	290,619	275,829
Ventas Investment Management platform			572,118	562,440
Atrium Health & Wake Forest Joint Venture	48.5%	48.5%	36,112	35,137
All other (2)	34.0%-37.5%	34.0%-37.5%	614	629
Total investments in unconsolidated real estate entities			$608,844	$598,206
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

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.9 million and $3.6 million for the three months ended June 30, 2024 and 2023, respectively, and $7.7 million and $7.2 million for the six months ended June 30, 2024 and 2023, respectively. Such amounts, along with any promote revenue, are included in third party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within other assets on our Consolidated Balance Sheets.

As of June 30, 2024, we held a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of June 30, 2024, we held a 7.5% ownership interest in Ardent, which entitled us to customary minority rights and protections, including the right to appoint one member to the Ardent Board of Directors. Following Ardent’s initial public offering, which was consummated in July 2024 (the “Ardent IPO”), we held an approximately 6.5% ownership interest in Ardent. In connection with the Ardent IPO, we entered into a nomination agreement with Ardent, which provides us the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of Ardent.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of June 30, 2024		As of December 31, 2023
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$128,773	4.5	$130,371	4.8
In-place and other lease intangibles (2)	1,325,700	9.3	1,317,775	8.3
Goodwill	1,045,071	N/A	1,045,176	N/A
Other intangibles (2)	34,389	4.3	34,440	4.8
Accumulated amortization	(1,253,521)	N/A	(1,189,817)	N/A
Net intangible assets	$1,280,412	8.8	$1,337,945	8.0
Intangible liabilities:
Below-market lease intangibles (1)	$306,094	7.8	$306,499	8.1
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(246,908)	N/A	(241,600)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$76,252	7.8	$81,965	8.1
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of June 30, 2024	As of December 31, 2023
Straight-line rent receivables	$198,668	$194,108
Deferred lease costs, net	130,862	118,556
Investment in unconsolidated operating entities	77,880	80,312
Stock warrants	61,100	59,281
Non-mortgage loans receivable, net	29,347	26,152
Other intangibles, net	5,153	5,584
Other	199,976	199,417
Total other assets	$702,986	$683,410

Stock warrants represent warrants exercisable at any time prior to December 31, 2025, in whole or in part, for 14.6 million shares of Brookdale Senior Living, Inc. common stock at an exercise price of $3.00 per share. See Note 3 – Concentration of Credit Risk. The remaining warrants are measured at fair value with changes in fair value being recognized within Other Expense in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of June 30, 2024	As of December 31, 2023
Unsecured revolving credit facility (1)(2)	$3,161	$14,006
Commercial paper notes	—	—
3.50% Senior Notes due 2024	—	400,000
3.75% Senior Notes due 2024	—	400,000
4.125% Senior Notes, Series B due 2024 (2)	119,362	123,256
2.80% Senior Notes, Series E due 2024 (2)	—	55,143
Unsecured term loan due 2025 (2)	—	377,501
3.50% Senior Notes due 2025	600,000	600,000
2.65% Senior Notes due 2025	450,000	450,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.75% Exchangeable Senior Notes due 2026	862,500	862,500
Unsecured term loan due February 2027	200,000	200,000
Unsecured term loan due June 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	347,298	358,626
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	438,693	453,001
4.40% Senior Notes due 2029	750,000	750,000
5.10% Senior Notes, Series J due 2029 (2)	475,250	—
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	219,346	226,501
5.625% Senior Note due 2034	500,000	—
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	21,413
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	3,186,118	3,174,251
Total	13,275,541	13,568,598
Deferred financing costs, net	(99,445)	(84,034)
Unamortized fair value adjustment	(15,516)	17,081
Unamortized discounts	14,497	(10,749)
Senior notes payable and other debt	$13,175,077	$13,490,896
______________________________
(1)As of June 30, 2024 and December 31, 2023, respectively, no aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $3.2 million and $14.0 million were denominated in British pounds as of June 30, 2024 and December 31, 2023, respectively.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of June 30, 2024, we have a $2.75 billion unsecured revolving credit facility priced at SOFR plus 0.10% applied in connection with the transition from LIBOR to SOFR (“Adjusted SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

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

As of June 30, 2024, we had $2.7 billion of undrawn capacity under our unsecured revolving credit facility with $3.2 million outstanding and an additional $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2024, we had no borrowings outstanding under our commercial paper program.

Ventas Realty has a $500.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas, Inc. It matures in June 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Ventas Realty has a $200.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas, Inc. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

During the six months ended June 30, 2024, we repaid and extinguished a C$500.0 million or $367.9 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that would otherwise have matured in January 2025. We also repaid C$73.0 million or $53.4 million aggregate principal amount of 2.80% Senior Notes, Series E due 2024 at maturity.

As of June 30, 2024, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $14.7 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas, Inc. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. As of June 30, 2024, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding. During the three and six months ended June 30, 2024, we recognized approximately $8.1 million and $16.2 million respectively, of contractual interest expense and amortization of issuance costs of $1.7 million and $3.4 million, respectively,

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

related to the Exchangeable Notes. Unamortized issuance costs of $13.7 million as of June 30, 2024 were recorded as an offset to senior notes payable and other debt on our Consolidated Balance Sheet.

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

Senior Notes

In February 2024, Ventas Canada Finance Limited (“Ventas Canada”) issued and sold $475.3 million (C$650.0 million) aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay a $367.9 million (C$500.0 million) unsecured term loan facility due 2025.

In April and May 2024, we repaid $800.0 million senior notes consisting of $400.0 million aggregate principal amount of 3.50% Senior Notes due 2024 and $400.0 million aggregate principal amount of 3.75% Senior Notes due 2024 at maturity primarily with cash on hand and through our commercial paper program.

In April 2024, we repaid $53.4 million (C$73.0 million) aggregate principal amount of 2.80% Senior Notes, Series E due 2024 at maturity with cash on hand.

In May 2024, Ventas Realty issued and sold $500.0 million aggregate principal amount of 5.625% Senior Notes due 2034 in a registered public offering. The proceeds were primarily used to repay balances outstanding under our commercial paper program.

Mortgages

In February 2024, we entered into a C$52.8 million fixed rate mortgage loan, which accrues interest at 4.644%, matures in 2029 and is secured by one senior housing community in Canada.

In April 2024, we entered into an aggregate C$103.0 million fixed rate mortgage loans, which accrue interest at a blended rate of 4.90%, mature in 2029 and are secured by two senior housing communities in Canada.

In May 2024, we entered into a $52.3 million fixed rate mortgage loan, which accrues interest at 6.02%, matures in 2034 and is secured by one outpatient medical building in California.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of June 30, 2024, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes	Scheduled Periodic Amortization	Total Maturities
2024	$190,188	$—	$27,231	$217,419
2025	1,811,753	—	48,623	1,860,376
2026	1,930,699	—	42,769	1,973,468
2027	1,562,551	—	42,947	1,605,498
2028	1,481,389	3,161	35,986	1,520,536
Thereafter	5,968,500	—	129,744	6,098,244
Total maturities	$12,945,080	$3,161	$327,300	$13,275,541

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

As of June 30, 2024, our variable rate debt obligations of $0.7 billion reflect, in part, the effect of $142.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt.

As of June 30, 2024, our fixed rate debt obligations of $12.5 billion reflect, in part, the effect of $526.9 million and C$643.8 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

2024 Activity

In June through August 2024, we entered into an aggregate $200.0 million treasury locks to hedge interest rate risk on future debt issuances. The treasury locks expire in June and July 2025 and fix the 10-year U.S. treasury at 4.1%.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$557,082	$557,082	$508,794	$508,794
Escrow deposits and restricted cash (1)	58,202	58,202	54,668	54,668
Stock warrants (3)(5)	61,100	61,100	59,281	59,281
Secured mortgage loans and other, net (3)(4)	36,195	36,248	27,986	27,947
Non-mortgage loans receivable, net (3)(4)(5)	29,347	28,314	26,152	25,200
Derivative instruments (3)(5)	26,445	26,445	19,782	19,782
Liabilities:
Senior notes payable and other debt, gross (3)(4)	13,275,541	12,770,607	13,568,598	13,104,091
Derivative instruments (3)(6)	919	919	2,525	2,525
Redeemable OP Units (2)	175,076	175,076	173,452	173,452
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES

From time to time, we are party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. In certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our tenants, operators, managers or other third parties against, or may otherwise be responsible for, such actions, proceedings or claims. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims and employment claims, as well as regulatory proceedings and government investigations, including proceedings related to our senior housing operating portfolio, where we are typically the holder of the applicable healthcare license. These claims may not be fully insured and some may allege large damage amounts.

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

As of June 30, 2024, it is the opinion of management that (i) our liability under these arrangements is not quantifiable and (ii) the risk of us being required to make payments under these arrangements is remote, in each case, individually and in the aggregate. Accordingly, no contingent liability is recorded in our Consolidated Balance Sheet for any of these arrangements.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the six months ended June 30, 2024, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended June 30, 2024 and 2023 was an expense of $7.8 million and a benefit of $9.8 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2024 and 2023 was an expense of $4.8 million and a benefit of $12.6 million, respectively. The income tax expense for the three and six months ended June 30, 2024 is primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 is retrospectively applied to October 1, 2023 and the cumulative effect tax of such interest limitation was recognized in the current quarter. The impact of the interest limitation was partially offset by reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities. The income tax benefit for the three and six months ended June 30, 2023 was primarily due to losses in certain of our TRS entities as well as an $8.0 million benefit from internal restructurings of our U.S. TRS entities.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $32.7 million and $24.5 million as of June 30, 2024 and December 31, 2023, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $1.7 million and $1.8 million as of June 30, 2024 and December 31, 2023, respectively, and related primarily to loss carryforwards.

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

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

We participate in an “at-the-market” equity offering program (“ATM program”), pursuant to which we may, from time to time, sell up to $1.0 billion aggregate gross sales price of shares of our common stock. During the six months ended June 30, 2024, we sold 10.4 million shares of our common stock under our ATM program for gross proceeds of $499.4 million, representing an average price of $47.87 per share. As of June 30, 2024, the remaining amount available under our ATM program for future sales of common stock was $500.6 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of June 30, 2024	As of December 31, 2023
Foreign currency translation loss	$(46,289)	$(56,596)
Unrealized loss on available for sale securities	(1,978)	(1,256)
Unrealized gain on derivative instruments	30,858	22,095
Total accumulated other comprehensive loss	$(17,409)	$(35,757)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Income from continuing operations	$21,168	$105,066	$8,628	$123,978
Net income	21,168	105,066	8,628	123,978
Net income attributable to noncontrolling interests	1,781	1,613	3,553	3,008
Net income attributable to common stockholders	$19,387	$103,453	$5,075	$120,970
Denominator:
Denominator for basic earnings per share—weighted average shares	408,097	400,431	405,747	400,211
Effect of dilutive securities:
Restricted stock awards	308	220	293	268
OP unitholder interests	3,418	3,471	3,432	3,478
Denominator for diluted earnings per share—adjusted weighted average shares	411,823	404,122	409,472	403,957
Basic earnings per share:
Income from continuing operations	$0.05	$0.26	$0.02	$0.31
Net income attributable to common stockholders	0.05	0.26	0.01	0.30
Diluted earnings per share: (1)
Income from continuing operations	$0.05	$0.26	$0.02	$0.31
Net income attributable to common stockholders	0.05	0.26	0.01	0.30
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a loss from continuing operations exists as the effect would be an antidilutive per share amount.

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the three and six months ended June 30, 2024 is used as the basis for determining the dilutive effect on earnings per share. The average price of our common stock for each of the three and six months ended June 30, 2024 was less than the initial exchange price of $54.81 and, therefore, all associated shares were antidilutive.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16—SEGMENT INFORMATION

As of June 30, 2024, we operated through three reportable business segments: SHOP, outpatient medical and research portfolio and triple-net leased properties. In our SHOP segment, we invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our outpatient medical and research portfolio segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our triple-net leased properties segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease those properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities including VIM.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Three Months Ended June 30, 2024
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues
Rental income	$—	$218,853	$153,934	$—	$372,787
Resident fees and services	817,600	—	—	—	817,600
Third party capital management revenues	—	706	—	3,626	4,332
Income from loans and investments	—	—	—	1,436	1,436
Interest and other income	—	—	—	4,825	4,825
Total revenues	$817,600	$219,559	$153,934	$9,887	$1,200,980

Total revenues	$817,600	$219,559	$153,934	$9,887	$1,200,980
Less:
Interest and other income	—	—	—	4,825	4,825
Property-level operating expenses	603,359	73,286	3,506	—	680,151
Third party capital management expenses	—	—	—	1,650	1,650
NOI	$214,241	$146,273	$150,428	$3,412	514,354
Interest and other income					4,825
Interest expense					(149,259)
Depreciation and amortization					(339,848)
General, administrative and professional fees					(37,727)
Loss on extinguishment of debt, net					(420)
Transaction, transition and restructuring costs					(2,886)
Allowance on loans receivable and investments, net					42
Shareholder relations matters					(37)
Other expense					(8,128)
Loss from unconsolidated entities					(1,652)
Gain on real estate dispositions					49,670
Income tax expense					(7,766)
Income from continuing operations					21,168
Net income					21,168
Net income attributable to noncontrolling interests					1,781
Net income attributable to common stockholders					$19,387

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30, 2023
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues
Rental income	$—	$215,807	$154,355	$—	$370,162
Resident fees and services	724,614	—	—	—	724,614
Third party capital management revenues	—	559	—	3,437	3,996
Income from loans and investments	—	—	—	6,554	6,554
Interest and other income	—	—	—	1,032	1,032
Total revenues	$724,614	$216,366	$154,355	$11,023	$1,106,358

Total revenues	$724,614	$216,366	$154,355	$11,023	$1,106,358
Less:
Interest and other income	—	—	—	1,032	1,032
Property-level operating expenses	547,110	72,171	3,537	—	622,818
Third party capital management expenses	—	—	—	1,436	1,436
NOI	$177,504	$144,195	$150,818	$8,555	481,072
Interest and other income					1,032
Interest expense					(143,265)
Depreciation and amortization					(304,689)
General, administrative and professional fees					(34,399)
Gain on extinguishment of debt, net					6,801
Transaction, transition and restructuring costs					(3,069)
Allowance on loans receivable and investments, net					12,065
Gain on foreclosure of real estate					29,127
Other income					17,959
Income from unconsolidated entities					31,254
Gain on real estate dispositions					1,405
Income tax benefit					9,773
Income from continuing operations					105,066
Net income					105,066
Net income attributable to noncontrolling interests					1,613
Net income attributable to common stockholders					$103,453

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2024
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues
Rental income	$—	$437,730	$309,302	$—	$747,032
Resident fees and services	1,630,904	—	—	—	1,630,904
Third party capital management revenues	—	1,336	—	7,292	8,628
Income from loans and investments	—	—	—	2,725	2,725
Interest and other income	—	—	—	11,605	11,605
Total revenues	$1,630,904	$439,066	$309,302	$21,622	$2,400,894

Total revenues	$1,630,904	$439,066	$309,302	$21,622	$2,400,894
Less:
Interest and other income	—	—	—	11,605	11,605
Property-level operating expenses	1,213,180	147,224	7,244	—	1,367,648
Third party capital management expenses	—	—	—	3,403	3,403
NOI	$417,724	$291,842	$302,058	$6,614	1,018,238
Interest and other income					11,605
Interest expense					(299,192)
Depreciation and amortization					(640,103)
General, administrative and professional fees					(86,464)
Loss on extinguishment of debt, net					(672)
Transaction, transition and restructuring costs					(7,563)
Allowance on loans receivable and investments, net					110
Shareholder relations matters					(15,751)
Other expense					(6,794)
Loss from unconsolidated entities					(10,035)
Gain on real estate dispositions					50,011
Income tax expense					(4,762)
Income from continuing operations					8,628
Net income					8,628
Net income attributable to noncontrolling interests					3,553
Net income attributable to common stockholders					$5,075

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2023
	SHOP	Outpatient Medical and Research Portfolio	Triple-Net Leased Properties	Non-Segment	Total
Revenues
Rental income	$—	$418,811	$304,094	$—	$722,905
Resident fees and services	1,429,607	—	—	—	1,429,607
Third party capital management revenues	—	1,187	—	6,986	8,173
Income from loans and investments	—	—	—	20,143	20,143
Interest and other income	—	—	—	2,775	2,775
Total revenues	$1,429,607	$419,998	$304,094	$29,904	$2,183,603

Total revenues	$1,429,607	$419,998	$304,094	$29,904	$2,183,603
Less:
Interest and other income	—	—	—	2,775	2,775
Property-level operating expenses	1,084,332	139,084	7,333	—	1,230,749
Third party capital management expenses	—	—	—	3,142	3,142
NOI	$345,275	$280,914	$296,761	$23,987	946,937
Interest and other income					2,775
Interest expense					(271,340)
Depreciation and amortization					(586,808)
General, administrative and professional fees					(79,197)
Gain on extinguishment of debt, net					6,801
Transaction, transition and restructuring costs					(4,455)
Allowance on loans receivable and investments, net					20,129
Gain on foreclosure of real estate					29,127
Other income					10,197
Income from unconsolidated entities					25,631
Gain on real estate dispositions					11,606
Income tax benefit					12,575
Income from continuing operations					123,978
Net income					123,978
Net income attributable to noncontrolling interests					3,008
Net income attributable to common stockholders					$120,970

Assets by reportable business segment are as follows (dollars in thousands):

	As of June 30, 2024		As of December 31, 2023
Assets:
SHOP	$12,944,144	52.8%	$12,864,029	52.0%
Outpatient medical and research portfolio	6,893,756	28.1	6,943,446	28.1
Triple-net leased properties	3,902,304	15.9	4,120,691	16.7
Non-segment	790,025	3.2	797,267	3.2
Total assets	$24,530,229	100.0%	$24,725,433	100.0%

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

Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. We urge you to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below and in our filings with the Securities and Exchange Commission, such as in the sections titled “Cautionary Statements — Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our subsequent Quarterly Reports on Form 10-Q.

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our completed or anticipated acquisitions and investments; (b) our exposure and the exposure of our tenants, managers and borrowers to complex healthcare and other regulation, including evolving laws and regulations regarding data privacy and cybersecurity and environmental matters, and the challenges and expense associated with complying with such regulation; (c) the potential for significant general and commercial claims, legal actions, investigations, regulatory proceedings and enforcement actions that could subject us or our tenants, managers or borrowers to increased operating costs, uninsured liabilities, including fines and other penalties, reputational harm or significant operational limitations, including the loss or suspension of or moratoriums on accreditations, licenses or certificates of need, suspension of or nonpayment for new admissions, denial of reimbursement, suspension, decertification or exclusion from federal, state or foreign healthcare programs or the closure of facilities or communities; (d) the impact of market and general economic conditions on us, our tenants, managers and borrowers and in areas in which our properties are geographically concentrated, including macroeconomic trends and financial market events, such as bank failures and other events affecting financial institutions, market volatility, increases in inflation, changes in or elevated interest and exchange rates, tightening of lending standards and reduced availability of credit or capital, geopolitical conditions, supply chain pressures, rising labor costs and historically low unemployment, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public and private capital markets; (e) our reliance and the reliance of our tenants, managers and borrowers on the financial, credit and capital markets and the risk that those markets may be disrupted or become constrained; (f) the implementation and impact of regulations related to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and other stimulus legislation, including the risk that some or all of the CARES Act or other COVID-19 relief payments we or our tenants, managers or borrowers received could be recouped; (g) our ability, and the ability of our tenants, managers and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate, and the financial condition or business prospect of our tenants, managers and borrowers; (h) the risk of bankruptcy, inability to obtain benefits from governmental programs, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors which may, among other things, have an adverse impact on the ability of such parties to make payments or meet their other obligations to us, which could have an adverse impact on our results of operations and financial condition; (i) the risk that the borrowers under our loans or other investments default or that, to the extent we are able to foreclose or otherwise acquire the collateral securing our loans or other investments, we will be required to incur additional expense or indebtedness in connection therewith, that the assets will underperform expectations or that we may not be able to subsequently dispose of all or part of such assets on favorable terms; (j) our current and future amount of outstanding indebtedness, and our ability to access capital and to incur additional debt which is subject to our compliance with covenants in instruments governing our and our subsidiaries’ existing indebtedness; (k) risks related to the recognition of reserves, allowances, credit losses or impairment charges which are inherently uncertain and may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets, which could have an adverse impact on our results of operations and financial condition; (l) the risk that our leases or management agreements are not renewed or are renewed on less favorable terms, that our tenants or managers default under those agreements or that we are unable to replace tenants or managers on a timely basis or on favorable terms, if at all; (m) our ability to identify and consummate future investments in, or dispositions of, healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests, including our ability to dispose of such assets on favorable terms as a result of rights of first offer or rights of first refusal in favor of third parties; (n) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising or elevated interest rates, labor conditions and supply chain pressures, and risks related to increased construction and development in markets in which our properties are located, including adverse effect on our future occupancy rates; (o) our ability to attract and retain talented employees; (p) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply with such requirements; (q) the ownership limits contained in our certificate of incorporation with respect to our capital stock in order to preserve our qualification as a REIT, which may delay, defer or prevent a change of control of our company; (r) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, managers or borrowers; (s) increases in our borrowing costs as a result of becoming more leveraged, including in connection with acquisitions or other investment activity and rising or elevated interest rates; (t) our reliance on third-party managers and tenants to operate or exert substantial control over properties they manage for, or rent from, us, which limits our control and influence over such operations and results; (u) our exposure to various operational risks, liabilities and claims from our operating assets; (v) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (w) our exposure to particular risks due to our specific asset classes and operating markets, such as adverse changes affecting our specific asset classes and the real estate industry, the competitiveness or financial viability of hospitals on or near the campuses where our outpatient medical buildings are located, our relationships with universities, the level of expense and uncertainty of our research tenants, and the limitation of our uses of some properties we own that are subject to ground lease, air rights or other restrictive agreements; (x) the risk of damage to our reputation; (y) the availability, adequacy and pricing of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (z) the risk of exposure to unknown liabilities from our investments in properties or businesses; (aa) the occurrence of cybersecurity threats and incidents that could disrupt our or our tenants’, managers’ or borrower’s operations, result in the loss of confidential or personal information or damage our business relationships and reputation; (bb) the failure to maintain effective internal controls, which could harm our business, results of operations and financial condition; (cc) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, managers or borrowers; (dd) disruptions to the management and operations of our business and the uncertainties caused by activist investors; (ee) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change; (ff) the risk of potential dilution resulting from future sales or issuances of our equity securities; and (gg) the other factors set forth in our periodic filings with the SEC.

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

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of June 30, 2024, we owned or had investments in approximately 1,350 properties (including properties classified as held for sale and unconsolidated properties). Our company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

The following table summarizes information for our consolidated reportable business segments and non-segment assets for the six months ended June 30, 2024 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Number of Consolidated Properties
Senior housing operating portfolio (SHOP)	$417,724	41.0%	582
Outpatient medical and research portfolio (OM&R)	291,842	28.7%	428
Triple-net leased properties	302,058	29.7%	308
Non-segment (2)	6,614	0.6%	—
	$1,018,238	100%	1,318
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

Market Trends

Our operations have historically been and are expected to continue to be impacted by economic and market conditions. We expect senior housing to benefit from strong supply/demand fundamentals, including robust projected demand growth combined with low projected supply growth. Senior housing is expected to benefit from a large and growing aging demographic in the United States, with the 80+ population anticipated to grow by more than 24% through 2029. United States senior housing construction starts are at their lowest point since 2010.

Continual improvement in the performance and growth of our business will also depend on the broader macroeconomic environment, including interest rates, inflation and GDP growth.

See “Risk Factors” in Part I, Item 1A of the 2023 Annual Report for additional discussion of risks affecting our business.

2024 Highlights

Investments and Dispositions

•During the six months ended June 30, 2024, we acquired 11 senior housing communities reported within our SHOP segment for an aggregate purchase price of $327.4 million.

•During the six months ended June 30, 2024, we sold 15 senior housing communities, 10 outpatient medical buildings (one of which was vacant) and 23 triple-net leased properties for aggregate consideration of $234.1 million and recognized a gain on the sale of these assets of $50.0 million in our Consolidated Statements of Income.

Liquidity and Capital

•As of June 30, 2024, we had $3.3 billion in liquidity, including availability under our revolving credit facility and cash and cash equivalents on hand, with no borrowings outstanding under our commercial paper program.

Senior Notes

•In February 2024, Ventas Canada Finance Limited (“Ventas Canada”) issued and sold $475.3 million (C$650.0 million) aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay a $367.9 million (C$500.0 million) unsecured term loan facility due 2025.

•In April and May 2024, we repaid $800.0 million senior notes consisting of $400.0 million aggregate principal amount of 3.50% Senior Notes due 2024 and $400.0 million aggregate principal amount of 3.75% Senior Notes due 2024 at maturity primarily with cash on hand and through our commercial paper program.

•In April 2024, we repaid $53.4 million (C$73.0 million) aggregate principal amount of 2.80% Senior Notes, Series E due 2024 at maturity with cash on hand.

•In May 2024, Ventas Realty issued and sold $500.0 million aggregate principal amount of 5.625% Senior Notes due 2034 in a registered public offering. The proceeds were primarily used to repay balances outstanding under our commercial paper program.

Mortgages

•In February 2024, we entered into a C$52.8 million fixed rate mortgage loan, which accrues interest at 4.644%, matures in 2029 and is secured by one senior housing community in Canada.

•In April 2024, we entered into an aggregate C$103.0 million fixed rate mortgage loans, which accrue interest at a blended rate of 4.90%, mature in 2029 and are secured by two senior housing communities in Canada.

•In May 2024, we entered into a $52.3 million fixed rate mortgage loan, which accrues interest at 6.02%, matures in 2034 and is secured by one outpatient medical building in California.

Equity Offerings

•During the six months ended June 30, 2024, we sold 10.4 million shares of our common stock under our ATM program for gross proceeds of $499.4 million, representing an average price of $47.87 per share. As of June 30, 2024, the remaining amount available under our ATM program for future sales of common stock was $500.6 million.

Other Items

•    Following Ardent’s initial public offering, which was consummated in July 2024 (the “Ardent IPO”), we held an approximately 6.5% ownership interest in Ardent. In connection with the Ardent IPO, we entered into a nomination agreement with Ardent, which provides us the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4.0% or more of the total voting power of Ardent.

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of June 30, 2024	As of December 31, 2023
Investment mix by asset type (1):
Senior housing communities	66.4%	65.8%
Outpatient medical buildings	20.5	20.4
Research centers	5.6	5.7
Other healthcare facilities	4.7	4.8
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.5	1.5
Skilled nursing facilities (“SNFs”)	1.3	1.7
Secured loans receivable and investments, net	—	0.1
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria	22.6%	23.5%
Lillibridge	10.3	10.2
Sunrise	9.5	9.0
Brookdale	7.7	7.7
Le Groupe Maurice	6.8	7.0
Wexford	5.3	5.4
Ardent	5.1	5.1
Kindred	0.8	0.8
All other	31.9	31.3
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale, development properties not yet operational and land parcels) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operations mix by tenant and operator and business model:
Revenues (1):
SHOP	68.1%	65.6%	67.9%	65.5%
Brookdale (2)	3.1	3.4	3.1	3.4
Ardent (3)	2.8	3.0	2.8	3.0
Kindred	2.8	3.0	2.8	3.0
All others	23.2	25.0	23.4	25.1
Total	100.0%	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	41.7%	36.9%	41.0%	36.5%
Brookdale (2)	7.2	7.8	7.3	7.9
Ardent (3)	6.6	6.9	6.7	7.0
Kindred	6.6	6.9	6.6	6.8
All others	37.9	41.5	38.4	41.8
Total	100.0%	100.0%	100.0%	100.0%
Operations mix by geographic location (4):
California	13.5%	13.7%	13.5%	14.0%
New York	7.1	7.5	7.2	7.6
Texas	6.6	6.5	6.5	6.5
Pennsylvania	5.0	5.2	5.1	5.2
Illinois	4.7	4.2	4.7	4.0
All others	63.1	62.9	63.1	62.7
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1)Total revenues include third party capital management revenues, revenue from loans and investments and interest and other income (including amounts related to assets classified as held for sale).
(2)Results exclude 10 senior housing communities which are included in our SHOP segment.
(3)Results exclude 19 outpatient medical buildings which are included in our outpatient medical and research portfolio segment.
(4)Ratios are based on total revenues (including amounts related to assets classified as held for sale) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the six months ended June 30, 2024, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the SEC instructions to Form 10-Q and Article 10 of Regulation S-X. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions and, in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

Our 2023 Annual Report contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2024.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-07 and expect to have additional disclosures in our Form 10-K for the year ended December 31, 2024.

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

Results of Operations

As of June 30, 2024, we operated through three reportable business segments: senior housing operating portfolio, outpatient medical and research portfolio and triple-net leased properties. In our SHOP segment, we invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our outpatient medical and research portfolio segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our triple-net leased properties segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease those properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities including VIM.

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

Three Months Ended June 30, 2024 and 2023

The table below shows our results of operations for the three months ended June 30, 2024 and 2023 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2024	2023	$	%
NOI:
SHOP	$214,241	$177,504	$36,737	20.7%
Outpatient medical and research portfolio	146,273	144,195	2,078	1.4
Triple-net leased properties	150,428	150,818	(390)	(0.3)
Non-segment	3,412	8,555	(5,143)	(60.1)
Total NOI	514,354	481,072	33,282	6.9
Interest and other income	4,825	1,032	3,793	nm
Interest expense	(149,259)	(143,265)	(5,994)	(4.2)
Depreciation and amortization	(339,848)	(304,689)	(35,159)	(11.5)
General, administrative and professional fees	(37,727)	(34,399)	(3,328)	(9.7)
(Loss) gain on extinguishment of debt, net	(420)	6,801	(7,221)	(106.2)
Transaction, transition and restructuring costs	(2,886)	(3,069)	183	6.0
Allowance on loans receivable and investments, net	42	12,065	(12,023)	(99.7)
Shareholder relations matters	(37)	—	(37)	nm
Gain on foreclosure of real estate	—	29,127	(29,127)	100.0
Other (expense) income	(8,128)	17,959	(26,087)	(145.3)
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(19,084)	62,634	(81,718)	(130.5)
(Loss) income from unconsolidated entities	(1,652)	31,254	(32,906)	(105.3)
Gain on real estate dispositions	49,670	1,405	48,265	nm
Income tax (expense) benefit	(7,766)	9,773	(17,539)	(179.5)
Income from continuing operations	21,168	105,066	(83,898)	(79.9)
Net income	21,168	105,066	(83,898)	(79.9)
Net income attributable to noncontrolling interests	1,781	1,613	168	10.4
Net income attributable to common stockholders	$19,387	$103,453	$(84,066)	(81.3)
______________________________
nm - not meaningful

NOI—SHOP

The following table summarizes results of operations in our SHOP segment, including assets sold or classified as held for sale as of June 30, 2024 (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—SHOP:
Resident fees and services	$817,600	$724,614	$92,986	12.8%
Less: Property-level operating expenses	(603,359)	(547,110)	(56,249)	(10.3)
NOI	$214,241	$177,504	$36,737	20.7

	Number of Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Total communities	582	570	83.8%	80.5%	$4,893	$4,679

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

The NOI increase in our SHOP segment for the three months ended June 30, 2024 compared to the same period in 2023 was primarily driven by positive trends in occupancy and revenue per occupied room in 2024, the addition of communities acquired in our SHOP segment and conversions from our triple-net leased properties to our SHOP segment. The revenue increase is partially offset by higher operating expenses, driven by the additions to our SHOP segment and an increase in occupancy in our same-store portfolio.

The following table compares results of operations for our 477 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—SHOP:
Resident fees and services	$691,612	$640,445	$51,167	8.0%
Less: Property-level operating expenses	(502,009)	(475,837)	(26,172)	(5.5)
NOI	$189,603	$164,608	$24,995	15.2

	Number of Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Same-store communities	477	477	85.6%	82.4%	$4,920	$4,734

The NOI increase in our same-store SHOP segment for the three months ended June 30, 2024 compared to the same period in 2023 was primarily driven by positive trends in occupancy and revenue per occupied room in 2024, partially offset by higher operating expenses driven by an increase in occupancy in 2024.

NOI—Outpatient Medical and Research Portfolio

The following table summarizes results of operations in our outpatient medical and research portfolio segment, including assets sold or classified as held for sale as of June 30, 2024 (dollars in thousands). For properties in our outpatient medical and research portfolio segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—Outpatient Medical and Research Portfolio:
Rental income	$218,853	$215,807	$3,046	1.4%
Third party capital management revenues	706	559	147	26.3
Total revenues	219,559	216,366	3,193	1.5
Less:
Property-level operating expenses	(73,286)	(72,171)	(1,115)	(1.5)
NOI	$146,273	$144,195	$2,078	1.4

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Total outpatient medical and research portfolio	428	442	87.9%	88.1%	$37	$36

The NOI increase in our outpatient medical and research portfolio segment for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to properties acquired, leasing activity and improved parking revenues, partially offset by asset dispositions.

The following table compares results of operations for our 337 same-store outpatient medical and research portfolio (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—Outpatient Medical and Research Portfolio:
Rental income	$187,321	$180,972	$6,349	3.5%
Less: Property-level operating expenses	(59,473)	(56,736)	(2,737)	(4.8)
NOI	$127,848	$124,236	$3,612	2.9

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Same-store outpatient medical and research portfolio	337	337	91.0%	91.1%	$38	$36

The NOI increase in our same-store outpatient medical and research portfolio segment for the three months ended June 30, 2024 compared to the same period in 2023 was primarily driven by leasing activity, high tenant retention and improved parking revenues, partially offset by higher operating expenses.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our 308 triple-net leased properties segment, including assets sold or classified as held for sale as of June 30, 2024 (dollars in thousands):

	For the Three Months Ended June 30,		(Decrease) Increase to NOI
	2024	2023	$	%
NOI—Triple-Net Leased Properties:
Rental income	$153,934	$154,355	$(421)	(0.3)%
Less: Property-level operating expenses	(3,506)	(3,537)	31	0.9
NOI	$150,428	$150,818	$(390)	(0.3)

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

The NOI decrease in our triple-net leased properties for the three months ended June 30, 2024 compared to the same period in 2023 was primarily driven by communities that converted to our SHOP segment and dispositions, partially offset by acquisitions and contractual rent escalators in 2024.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the first quarter of 2024 and 2023 related to the triple-net leased properties we owned at June 30, 2024 and 2023, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at June 30, 2024	Average Occupancy for the Three Months Ended March 31, 2024	Number of Properties Owned at June 30, 2023	Average Occupancy for the Three Months Ended March 31, 2023
Senior housing communities	215	78.0%	240	77.1%
SNFs	26	85.2	16	84.1
IRFs and LTACs	39	55.1	36	57.3

The following table compares results of operations for our 266 same-store triple-net leased properties (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$143,395	$140,183	$3,212	2.3%
Less: Property-level operating expenses	(3,141)	(2,931)	(210)	(7.2)
NOI	$140,254	$137,252	$3,002	2.2

The NOI increase in our same-store triple-net leased portfolio for the three months ended June 30, 2024 compared to the same period in 2023 was primarily driven by contractual rent escalators in 2024.

NOI—Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. The $5.1 million decrease in non-segment NOI for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to the conversion of the outstanding principal amount of a loan to equity in May 2023.

Company Results

Interest and other income

The $3.8 million increase in interest and other income for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to interest income earned on cash invested in short-term money market funds.

Interest expense

The $6.0 million increase in interest expense, net of capitalized interest, for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to an increase of $8.3 million due to higher effective interest rates. Our weighted average effective interest rate was 4.43% and 4.18% for the three months ended June 30, 2024 and 2023, respectively. Capitalized interest was $3.9 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively.

Depreciation and amortization

The $35.2 million increase in depreciation and amortization expense for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to a $32.3 million increase in impairments recognized in 2024 primarily related to properties that were classified as held for sale or sold and a $6.7 million increase in depreciation and amortization related to our ownership of additional properties, partially offset by a decrease in depreciation and amortization related to properties sold after June 30, 2023.

General, administrative and professional fees

The $3.3 million increase in general, administrative and professional fees for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to lower turnover, increased staffing and inflationary increases.

(Loss) gain on extinguishment of debt, net

The $7.2 million change in (loss) gain on extinguishment of debt, net for the three months ended June 30, 2024 was primarily due to $8.3 million of gain recognized in 2023 in connection with the repurchase of outstanding indebtedness in 2023 as a result of cash tender offers.

Transaction, transition and restructuring costs

Transaction, transition and restructuring costs include transition and integration expenses incurred by properties that have undergone operator or business model transitions; costs and expenses relating to mergers, acquisitions, investments, leases, management agreements and similar arrangements, strategic transactions, such as spin-offs, joint ventures, partnerships and minority investments, and other transactions; and costs and expenses related to organizational or other restructuring activities. Transaction, transition and restructuring costs for the three months ended June 30, 2024 compared to the same period in 2023 was relatively consistent.

Allowance on loans receivable and investments, net and Gain on foreclosure of real estate

In the second quarter of 2023, in connection with the Company’s equitization of a mezzanine loan, the Company recognized $41.1 million in income composed of the derecognition and reversal of a previously recorded allowance and a gain on foreclosure of real estate. These items did not recur in 2024 resulting in $41.1 million less in income compared to the three months ended June 30, 2023 (on the allowance on loans receivable and investments, net and gain on foreclosure of real estate lines).

Other (expense) income

Other (expense) income includes the changes in fair value of stock warrants, net expenses or recoveries related to significant disruptive events and other expenses or income. The $26.1 million change in other (expense) income for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to a $16.2 million change in the fair value of the remaining Brookdale stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020 and a $10.0 million decrease in insurance reimbursements received, net of impairments recognized, for damages caused by significant disruptive events. During the three months ended June 30, 2024, we exercised warrants for 1.7 million shares of Brookdale Senior Living, Inc. common stock (“Brookdale Common Stock”) on a cashless basis, resulting in our receipt of 0.9 million shares of Brookdale Common Stock (net of the $3.00 exercise price), which we sold for net cash proceeds of $6.1 million (recorded within operating cashflows in our Consolidated Statements of Cash Flows). We recognized a $1.0 million net realized loss relative to the fair market value of the warrants as of March 31, 2024 (recorded in Other Expense in our Consolidated Statements of Income). As of June 30, 2024, we continued to hold 14.6 million warrants for Brookdale Common Stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share. For the three months ended June 30, 2024 and 2023, we recognized unrealized loss of $0.3 million and unrealized gain of $15.9 million, respectively, relating to the change in fair value of the Brookdale stock warrants. As of June 30, 2024, the fair value of the remaining stock warrants was $61.1 million, which was $33.0 million higher than the value at the grant date.

(Loss) income from unconsolidated entities

The $32.9 million change in (loss) income from unconsolidated entities for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to a $33.5 million gain recognized upon the sale of approximately 24% of our 9.8% ownership interest in Ardent to a third-party investor in May 2023.

Gain on real estate dispositions

The $48.3 million increase in gain on real estate dispositions for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to a net gain of $49.7 million recognized on the sale of 32 properties in 2024, partially offset by a net gain of $1.4 million recognized in 2023 on the sale of four properties.

Income tax (expense) benefit

The $7.8 million income tax expense for the three months ended June 30, 2024 is primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 is retrospectively applied to October 1, 2023 and the cumulative effect tax of such interest limitation was recognized in the current quarter. The impact of the interest limitation was partially offset by reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities. The $9.8 million income tax benefit for the three months ended June 30, 2023 was primarily due to losses in certain of our TRS entities as well as an $8.0 million benefit from internal restructurings of our U.S. TRS entities.

Six Months Ended June 30, 2024 and 2023

The table below shows our results of operations for the six months ended June 30, 2024 and 2023 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2024	2023	$	%
NOI:
SHOP	$417,724	$345,275	$72,449	21.0%
Outpatient medical and research portfolio	291,842	280,914	10,928	3.9
Triple-net leased properties	302,058	296,761	5,297	1.8
Non-segment	6,614	23,987	(17,373)	(72.4)
Total NOI	1,018,238	946,937	71,301	7.5
Interest and other income	11,605	2,775	8,830	nm
Interest expense	(299,192)	(271,340)	(27,852)	(10.3)
Depreciation and amortization	(640,103)	(586,808)	(53,295)	(9.1)
General, administrative and professional fees	(86,464)	(79,197)	(7,267)	(9.2)
(Loss) gain on extinguishment of debt, net	(672)	6,801	(7,473)	(109.9)
Transaction, transition and restructuring costs	(7,563)	(4,455)	(3,108)	(69.8)
Allowance on loans receivable and investments, net	110	20,129	(20,019)	(99.5)
Shareholder relations matters	(15,751)	—	(15,751)	nm
Gain on foreclosure of real estate	—	29,127	(29,127)	100.0
Other (expense) income	(6,794)	10,197	(16,991)	(166.6)
(Loss) income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(26,586)	74,166	(100,752)	(135.8)
(Loss) income from unconsolidated entities	(10,035)	25,631	(35,666)	(139.2)
Gain on real estate dispositions	50,011	11,606	38,405	nm
Income tax (expense) benefit	(4,762)	12,575	(17,337)	(137.9)
Income from continuing operations	8,628	123,978	(115,350)	(93.0)
Net income	8,628	123,978	(115,350)	(93.0)
Net income attributable to noncontrolling interests	3,553	3,008	(545)	(18.1)
Net income attributable to common stockholders	$5,075	$120,970	$(115,895)	(95.8)
______________________________
nm - not meaningful

NOI—Senior Housing Operating Portfolio

The following table summarizes results of operations in our SHOP segment, including assets sold or classified as held for sale as of June 30, 2024 (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—SHOP:
Resident fees and services	$1,630,904	$1,429,607	$201,297	14.1%
Less: Property-level operating expenses	(1,213,180)	(1,084,332)	(128,848)	(11.9)
NOI	$417,724	$345,275	$72,449	21.0

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Total communities	582	570	83.3%	80.6%	$4,914	$4,653

The NOI increase in our SHOP segment for the six months ended June 30, 2024 compared to the same period in 2023 was primarily driven by positive trends in revenue per occupied room and occupancy, conversions from our triple-net leased properties to our SHOP segment and the addition of communities acquired in our SHOP segment. The revenue increase is partially offset by higher operating expenses in 2024, driven by the additions to our SHOP segment and an increase in occupancy in our same-store portfolio.

The following table compares results of operations for our 476 same-store SHOP communities (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—SHOP:
Resident fees and services	$1,374,951	$1,274,009	$100,942	7.9%
Less: Property-level operating expenses	(1,003,366)	(952,079)	(51,287)	(5.4)
NOI	$371,585	$321,930	$49,655	15.4

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Same-store communities	476	476	85.2%	82.3%	$4,926	$4,722

The NOI increase in our same-store SHOP segment for the six months ended June 30, 2024 compared to the same period in 2023 was primarily driven by positive trends in occupancy and revenue per occupied room in 2024, partially offset by higher operating expenses driven by an increase in occupancy in 2024.

NOI—Outpatient Medical and Research Portfolio

The following table summarizes results of operations in our outpatient medical and research portfolio segment, including assets sold or classified as held for sale as of June 30, 2024 (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—Outpatient Medical and Research Portfolio:
Rental income	$437,730	$418,811	$18,919	4.5%
Third party capital management revenues	1,336	1,187	149	12.6
Total revenues	439,066	419,998	19,068	4.5
Less:
Property-level operating expenses	(147,224)	(139,084)	(8,140)	(5.9)
NOI	$291,842	$280,914	$10,928	3.9

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Total outpatient medical and research portfolio	428	442	87.9%	88.1%	$37	$36

The NOI increase in our outpatient medical and research portfolio segment for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to properties acquired, leasing activity and improved parking revenues, partially offset by dispositions and higher operating expenses.

The following table compares results of operations for our 337 same-store outpatient medical and research portfolio (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—Outpatient Medical and Research Portfolio:
Rental income	$372,987	$360,845	$12,142	3.4%
Less: Property-level operating expenses	(118,706)	(113,182)	(5,524)	(4.9)
NOI	$254,281	$247,663	$6,618	2.7

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Same-store outpatient medical and research portfolio	337	337	91.0%	91.1%	$38	$36

The NOI increase in our same-store outpatient medical and research portfolio segment for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to leasing activity, high tenant retention and improved parking revenues.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our 308 triple-net leased properties segment, including assets sold or classified as held for sale as of June 30, 2024 (dollars in thousands):

	For the Six Months Ended June 30,		Increase to NOI
	2024	2023	$	%
NOI—Triple-Net Leased Properties:
Rental income	$309,302	$304,094	$5,208	1.7%
Less: Property-level operating expenses	(7,244)	(7,333)	89	1.2
NOI	$302,058	$296,761	$5,297	1.8

The NOI increase in our triple-net leased properties for the six months ended June 30, 2024 compared to the same period in 2023 was primarily driven by acquisitions and contractual rent escalators, partially offset by rental income from communities that converted to our SHOP segment and additional rental income received in 2023.

The following table compares results of operations for our 266 same-store triple-net leased properties (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$286,375	$284,033	$2,342	0.8%
Less: Property-level operating expenses	(6,619)	(6,251)	(368)	(5.9)
NOI	$279,756	$277,782	$1,974	0.7

The NOI increase in our same-store triple-net leased properties segment for the six months ended June 30, 2024 compared to the same period in 2023 was primarily driven by contractual rent escalators, partially offset by additional rental income received in 2023.

NOI—Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. The $17.4 million decrease in non-segment NOI for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the conversion of the outstanding principal amount of a loan to equity in May 2023.

Company Results

Interest and other income

The $8.8 million increase in interest and other income for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to interest income earned on cash invested in short-term money market funds.

Interest expense

The $27.9 million increase in interest expense, net of capitalized interest, for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to an increase of $16.9 million due to higher effective interest rates and an increase of $14.9 million due to higher debt balances. Our weighted average debt outstanding was $13.4 billion and $12.7 billion for the six months ended June 30, 2024 and 2023, respectively. Our weighted average effective interest rate was 4.37% and 4.11% for the six months ended June 30, 2024 and 2023, respectively. Capitalized interest for the six months ended June 30, 2024 and 2023 was $6.6 million and $5.6 million, respectively.

Depreciation and amortization

The $53.3 million increase in depreciation and amortization expense for the six months ended June 30, 2024 compared to the same period in 2023 is primarily due to a $33.0 million increase in depreciation and amortization related to our ownership of additional properties and a $30.2 million increase in impairments recognized in 2024 primarily related to properties that were classified as held for sale or sold, partially offset by a decrease in depreciation and amortization related to properties sold after June 30, 2023.

General, administrative and professional fees

The $7.3 million increase in general, administrative and professional fees for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to lower turnover, increased staffing and inflationary increases.

(Loss) gain on extinguishment of debt, net

The $7.5 million change in (loss) gain on extinguishment of debt, net for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to $8.3 million of gain recognized in 2023 in connection with the repurchase of outstanding indebtedness in 2023 as a result of cash tender offers.

Transaction, transition and restructuring costs

Transaction, transition and restructuring costs include transition and integration expenses incurred by properties that have undergone operator or business model transitions; costs and expenses relating to mergers, acquisitions, investments, leases, management agreements and similar arrangements, strategic transactions, such as spin-offs, joint ventures, partnerships and minority investments, and other transactions; and costs and expenses related to organizational or other restructuring activities. The $3.1 million increase in transaction, transition and restructuring costs for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to integration costs for properties acquired and transition costs in connection with properties that have undergone operator or business model transitions.

Allowance on loans receivable and investments, net and Gain on foreclosure of real estate

For the six months ended June 30, 2023, in connection with the Company’s equitization of a mezzanine loan, the Company recognized $41.1 million in income composed of the derecognition and reversal of a previously recorded allowance and a gain on foreclosure of real estate. These items did not recur in 2024 resulting in $41.1 million less in income compared to the six months ended June 30, 2023 (on the allowance on loans receivable and investments, net and gain on foreclosure of real estate lines).

Shareholder relations matters

Shareholder relations matters for the six months ended June 30, 2024 relates to proxy advisory costs related to our response to a proxy campaign associated with the Company’s 2024 annual meeting. There were no such costs incurred for the six months ended June 30, 2023.

Other (expense) income

Other (expense) income includes the changes in fair value of stock warrants, net expenses or recoveries related to significant disruptive events and other expenses or income. The $17.0 million change in other (expense) income for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a $7.9 million change in the fair value of the remaining stock warrants received in connection with the Brookdale Senior Living lease modification in the third quarter of 2020 and a $8.0 million change in insurance reimbursements received, net of impairments recognized, for damages caused by significant disruptive events. For the six months ended June 30, 2024 and 2023, we recognized unrealized gains of $9.0 million and $16.8 million, respectively, relating to the change in fair value of the Brookdale stock warrants. As of June 30, 2024, the fair value of the stock warrants was $61.1 million, which was $33.0 million higher than the value at the grant date.

(Loss) income from unconsolidated entities

The $35.7 million change in income (loss) from unconsolidated entities for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a $33.5 million gain recognized upon the sale of approximately 24% of our 9.8% ownership interest in Ardent to a third-party investor in May 2023.

Gain on real estate dispositions

The $38.4 million increase in gain on real estate dispositions was primarily due to a net gain of $50.0 million recognized during the six months ended June 30, 2024 for the sale of 48 properties (one of which was vacant), partially offset by a net gain of $11.6 million in 2023 for the sale of 15 properties (five of which were vacant).

Income tax (expense) benefit

The $4.8 million of income tax expense for the six months ended June 30, 2024 is primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 is retrospectively applied to October 1, 2023 and the cumulative effect tax of such interest limitation was recognized in the current quarter. The impact of the interest limitation was partially offset by reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities. The $12.6 million of income tax benefit for the six months ended June 30, 2023 was primarily due to losses in certain of our TRS entities as well as an $8.0 million benefit from internal restructurings of our U.S. TRS entities.

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

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate property, including gain (or loss) on re-measurement of equity method investments and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests. Adjustments for unconsolidated entities and noncontrolling interests will be calculated to reflect FFO on the same basis. We define Normalized FFO as Nareit FFO excluding the following income and expense items, without duplication: (a) transaction, transition and restructuring costs; (b) amortization of other intangibles; (c) the impact of expenses related to asset impairment and valuation allowances; (d) the write-off of unamortized deferred financing fees or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (e) the non-cash impact of income tax benefits or expenses; (f) the non-cash impact of changes to our executive equity compensation plan; (g) non-cash charges related to leases; (h) the financial impact of contingent consideration; (i) gains and losses on derivatives and changes in the fair value of financial instruments; (j) gains and losses on non-real estate dispositions and other normalizing items related to noncontrolling interests and unconsolidated entities; (k) net expenses or recoveries related to significant disruptive events; and (l) other items set forth in the Normalized FFO reconciliation included herein.

The following table summarizes our FFO and Normalized FFO for the three and six months ended June 30, 2024 and 2023 (dollars in thousands). Normalized FFO for the six months ended June 30, 2024 increased over the same period in 2023 due to increased net operating income from our properties led by our SHOP reportable business segment as a result of increased revenues driven by positive trends in occupancy and revenue per occupied room, partially offset by higher interest expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$19,387	$103,453	$5,075	$120,970
Adjustments:
Depreciation and amortization on real estate assets	339,186	304,095	638,800	585,572
Depreciation on real estate assets related to noncontrolling interests	(3,723)	(4,344)	(7,594)	(8,721)
Depreciation on real estate assets related to unconsolidated entities	12,012	10,675	23,817	20,852
Gain on real estate dispositions	(49,670)	(1,405)	(50,011)	(11,606)
Gain (loss) on real estate dispositions related to noncontrolling interests	—	—	9	(5)
Gain on real estate dispositions related to unconsolidated entities	—	—	—	(180)
Nareit FFO attributable to common stockholders	317,192	412,474	610,096	706,882
Adjustments:
Loss (gain) on derivatives, net	1,387	(12,634)	(7,953)	(13,218)
Non-cash income tax expense (benefit)	6,074	(11,514)	1,379	(15,813)
Loss (gain) on extinguishment of debt, net	420	(6,801)	672	(6,801)
Transaction, transition and restructuring costs	2,886	3,069	7,563	4,455
Amortization of other intangibles	96	96	193	193
Non-cash impact of changes to equity plan	(2,366)	(2,402)	5,195	4,820
Significant disruptive events, net	2,363	(6,675)	3,522	(2,567)
Allowance on loans receivable and investments, net	(42)	(12,065)	(110)	(20,129)
Gain on foreclosure of real estate	—	(29,127)	—	(29,127)
Shareholder relations matters	37	—	15,751	—
Other normalizing items (1)	302	—	2,660	—
Normalizing items related to noncontrolling interests and unconsolidated entities, net	770	(32,076)	6,726	(29,479)
Normalized FFO attributable to common stockholders	$329,119	$302,345	$645,694	$599,216
______________________________
(1)    Includes adjustments for unusual items, including $0.3 million and $2.7 million for the three and six months ended June 30, 2024, respectively, primarily related to the settlement by one of our operators of class action litigation in our SHOP segment.

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$19,387	$103,453	$5,075	$120,970
Adjustments:
Interest and other income	(4,825)	(1,032)	(11,605)	(2,775)
Interest expense	149,259	143,265	299,192	271,340
Depreciation and amortization	339,848	304,689	640,103	586,808
General, administrative and professional fees	37,727	34,399	86,464	79,197
Loss (gain) on extinguishment of debt, net	420	(6,801)	672	(6,801)
Transaction, transition and restructuring costs	2,886	3,069	7,563	4,455
Allowance on loans receivable and investments, net	(42)	(12,065)	(110)	(20,129)
Gain on foreclosure of real estate	—	(29,127)	—	(29,127)
Shareholder relations matters	37	—	15,751	—
Other expense (income)	8,128	(17,959)	6,794	(10,197)
Net income attributable to noncontrolling interests	1,781	1,613	3,553	3,008
Loss (income) from unconsolidated entities	1,652	(31,254)	10,035	(25,631)
Gain on real estate dispositions	(49,670)	(1,405)	(50,011)	(11,606)
Income tax expense (benefit)	7,766	(9,773)	4,762	(12,575)
NOI	$514,354	$481,072	$1,018,238	$946,937

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

Properties are excluded from same-store if they are: (i) sold, classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) impacted by significant disruptive events such as flood or fire; (iii) for SHOP, those properties that are currently undergoing a significant disruptive redevelopment; (iv) for our outpatient medical and research portfolio and triple-net leased properties reportable business segments, those properties for which management has an intention to institute, or has instituted, a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, or maintain a market-competitive position and/or achieve property stabilization, most commonly as the result of an expected or actual material change in occupancy or NOI; or (v) for SHOP and triple-net leased properties reportable business segments, those properties that are scheduled to undergo operator or business model transitions, or have transitioned operators or business models after the start of the prior comparison period.

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the six months ended June 30, 2024, our material contractual obligations decreased primarily due to the repayment of $400.0 million aggregate principal amount of 3.50% Senior Notes due 2024, $400.0 million aggregate principal amount of 3.75% Senior Notes due 2024, $367.9 million (C$500.0 million) unsecured term loan facility due 2025 and $53.4 million (C$73.0 million) aggregate principal amount of 2.80% Senior Notes, Series E due 2024, partially offset by.the issuance of $500.0 million aggregate principal amount of 5.625% Senior Notes due 2034 and $475.3 million (C$650.0 million) aggregate principal amount of 5.10% Senior Notes, Series J due 2029. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of June 30, 2024, we have a $2.75 billion unsecured revolving credit facility priced at SOFR plus 0.10% applied in connection with the transition from LIBOR to SOFR (“Adjusted SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of June 30, 2024, we had $2.7 billion of undrawn capacity under our unsecured revolving credit facility with $3.2 million outstanding and an additional $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of June 30, 2024, we had no borrowings outstanding under our commercial paper program.

Ventas Realty has a $500.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas, Inc. It matures in June 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Ventas Realty has a $200.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas, Inc. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

During the six months ended June 30, 2024, we repaid and extinguished a C$500.0 million or $367.9 million unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that would otherwise have matured in January 2025. We also repaid C$73.0 million or $53.4 million aggregate principal amount of 2.80% Senior Notes, Series E due 2024 at maturity.

As of June 30, 2024, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $14.7 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas, Inc. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. As of June 30, 2024, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding. During the three and six months ended June 30, 2024, we recognized approximately $8.1 million and $16.2 million respectively, of contractual interest expense and amortization of issuance costs of $1.7 million and $3.4 million, respectively, related to the Exchangeable Notes. Unamortized issuance costs of $13.7 million as of June 30, 2024 were recorded as an offset to senior notes payable and other debt on our Consolidated Balance Sheet.

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

Senior Notes

In February 2024, Ventas Canada Finance Limited (“Ventas Canada”) issued and sold $475.3 million (C$650.0 million) aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay a $367.9 million (C$500.0 million) unsecured term loan facility due 2025.

In April and May 2024, we repaid $800.0 million senior notes consisting of $400.0 million aggregate principal amount of 3.50% Senior Notes due 2024 and $400.0 million aggregate principal amount of 3.75% Senior Notes due 2024 at maturity primarily with cash on hand and through our commercial paper program.

In April 2024, we repaid $53.4 million (C$73.0 million) aggregate principal amount of 2.80% Senior Notes, Series E due 2024 at maturity with cash on hand.

In May 2024, Ventas Realty issued and sold $500.0 million aggregate principal amount of 5.625% Senior Notes due 2034 in a registered public offering. The proceeds were primarily used to repay balances outstanding under our commercial paper program.

Mortgages

In February 2024, we entered into a C$52.8 million fixed rate mortgage loan, which accrues interest at 4.644%, matures in 2029 and is secured by one senior housing community in Canada.

In April 2024, we entered into an aggregate C$103.0 million fixed rate mortgage loans, which accrue interest at a blended rate of 4.90%, mature in 2029 and are secured by two senior housing communities in Canada.

In May 2024, we entered into a $52.3 million fixed rate mortgage loan, which accrues interest at 6.02%, matures in 2034 and is secured by one outpatient medical building in California.

Equity Offerings

From time to time, we may sell our common stock under an “at-the-market” equity offering program (“ATM program”). During the six months ended June 30, 2024, we sold 10.4 million shares of our common stock under our ATM program for gross proceeds of $499.4 million, representing an average price of $47.87 per share. As of June 30, 2024, the remaining amount available under our ATM program for future sales of common stock was $500.6 million.

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

As of June 30, 2024, our variable rate debt obligations of $0.7 billion reflect, in part, the effect of $142.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt.

As of June 30, 2024, our fixed rate debt obligations of $12.5 billion reflect, in part, the effect of $526.9 million and C$643.8 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

2024 Activity

In June through August 2024, we entered into an aggregate $200.0 million treasury locks to hedge interest rate risk on future debt issuances. The treasury locks expire in June and July 2025 and fix the 10-year U.S. treasury at 4.1%.

Dividends

During the six months ended June 30, 2024, we declared a dividend of $0.45 per share of our common stock in each of the first and second quarter. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2024.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2024	2023	$	%
Cash, cash equivalents and restricted cash at beginning of period	$563,462	$170,745	$392,717	nm
Net cash provided by operating activities	602,320	554,644	47,676	8.6
Net cash used in investing activities	(411,387)	(127,607)	(283,780)	nm
Net cash used in financing activities	(135,427)	(388,085)	252,658	65.1
Effect of foreign currency translation	(3,684)	650	(4,334)	nm
Cash, cash equivalents and restricted cash at end of period	$615,284	$210,347	$404,937	192.5
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $47.7 million during the six months ended June 30, 2024 compared to the same period in 2023 primarily due to higher property NOI in 2024, partially offset by higher interest expense and costs related to shareholder relations matters in 2024.

Cash Flows from Investing Activities

Net cash used in investing activities increased $283.8 million during the six months ended June 30, 2024 compared to the same period in 2023 primarily due to higher acquisition volume and capital expenditures in 2024, partially offset by higher disposition volume in 2024.

Cash Flows from Financing Activities

Net cash used in financing activities decreased $252.7 million during the six months ended June 30, 2024 compared to the same period in 2023 primarily due to higher issuances of common stock and a decrease in our borrowings under our commercial paper program in 2024, partially offset by lower debt issuances in 2024.

Our cash, cash equivalents and restricted cash balance as of June 30, 2024 compared to June 30, 2023 was $404.9 million higher primarily due to proceeds raised from issuances of common stock and proceeds from sales of assets which were held in short-term investments.

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

We are party to certain agreements that obligate us to develop senior housing communities, outpatient medical buildings or research centers funded through capital that we and, in certain circumstances, our joint venture partners provide. As of June 30, 2024, we had five active and committed projects pursuant to these agreements, including three projects that are unconsolidated.

In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities, outpatient medical buildings and research centers to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 10 – Senior Notes Payable and Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, as of June 30, 2024, we had $15.6 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

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

The following summarizes our guarantor and issuer balance sheet and statement of income information as of June 30, 2024 and December 31, 2023 and for the six months ended June 30, 2024 and the year ended December 31, 2023 (in thousands) for each of Ventas Realty, as issuer of certain notes registered under the Exchange Act, and Ventas, Inc., on an unconsolidated basis, as guarantor of such notes:

Balance Sheet Information

	As of June 30, 2024
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,838,570	$3,049,371
Total assets	18,172,509	3,150,258
Liabilities and equity
Intercompany loans	12,777,171	(3,849,500)
Total liabilities	13,014,558	4,575,719
Redeemable OP unitholder and noncontrolling interests	136,554	—
Total equity (deficit)	5,021,397	(1,425,461)
Total liabilities and equity	18,172,509	3,150,258

	As of December 31, 2023
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,534,658	$3,049,374
Total assets	17,845,979	3,152,334
Liabilities and equity
Intercompany loans	12,437,182	(4,278,847)
Total liabilities	12,660,012	4,467,637
Redeemable OP unitholder and noncontrolling interests	129,346	—
Total equity (deficit)	5,056,621	(1,315,303)
Total liabilities and equity	17,845,979	3,152,334

Statement of Income Information

	For the Six Months Ended June 30, 2024
	Guarantor	Issuer
Equity earnings in affiliates	$128,792	$—
Total revenues	133,078	74,058
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	9,083	(113,697)
Net income (loss)	5,075	(113,697)
Net income (loss) attributable to common stockholders	5,075	(113,697)

	For the Year Ended December 31, 2023
	Guarantor	Issuer
Equity earnings in affiliates	$31,025	$—
Total revenues	37,515	145,269
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(38,639)	(213,851)
Net loss	(40,973)	(213,851)
Net loss attributable to common stockholders	(40,973)	(213,851)

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

As of June 30, 2024 and December 31, 2023, the fair value of our secured and non-mortgage loans receivable, based on our estimates of current prevailing rates for comparable loans, was $64.6 million and $53.1 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of June 30, 2024	As of December 31, 2023
Gross book value	$12,535,864	$12,458,828
Fair value	12,030,929	11,994,321
Fair value reflecting change in interest rates:
-100 basis points	12,509,527	12,457,648
+100 basis points	11,586,731	11,568,461

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30, 2024	As of December 31, 2023	As of June 30, 2023
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,386,263	$9,302,840	$9,305,076
Unsecured term loans	400,000	400,000	400,000
Mortgage loans and other	2,749,601	2,755,988	2,344,603
Subtotal fixed rate	12,535,864	12,458,828	12,049,679
Variable rate:
Unsecured revolving credit facility	3,161	14,006	35,019
Unsecured term loans	300,000	677,501	477,758
Commercial paper notes	—	—	135,000
Mortgage loans and other	436,516	418,263	741,486
Subtotal variable rate	739,677	1,109,770	1,389,263
Total	$13,275,541	$13,568,598	$13,438,942
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	70.7%	68.6%	69.2%
Unsecured term loans	3.0	2.9	3.0
Mortgage loans and other	20.7	20.3	17.4
Variable rate:
Unsecured revolving credit facility	—	0.1	0.3
Unsecured term loans	2.3	5.0	3.6
Commercial paper notes	—	—	1.0
Mortgage loans and other	3.3	3.1	5.5
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	4.0%	3.8%	3.8%
Unsecured term loans	4.7	4.7	4.7
Mortgage loans and other	4.3	4.2	3.9
Variable rate:
Unsecured revolving credit facility	5.9	6.1	5.9
Unsecured term loans	6.3	6.3	6.1
Commercial paper notes	—	—	5.3
Mortgage loans and other	6.2	6.1	6.6
Total	4.2	4.1	4.1

The variable rate debt as of June 30, 2024 in the table above reflects, in part, the effect of $142.3 million notional amount of interest rate swaps with maturities on March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt as of June 30, 2024 in the table above reflects, in part, the effect of $526.9 million and C$643.8 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

The decrease in our outstanding variable rate debt at June 30, 2024 compared to December 31, 2023 is primarily attributable to the repayment of $367.9 million (C$500.0 million) unsecured term loan.

Our outstanding fixed rate debt at June 30, 2024 compared to December 31, 2023 was relatively consistent.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of June 30, 2024 of $739.7 million, interest expense on an annualized basis would increase by approximately $7.4 million, or $0.02 per diluted common share.

As of June 30, 2024 and December 31, 2023, our joint venture partners’ aggregate share of total consolidated debt was $302.2 million and $297.5 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which portion was $637.5 million and $575.3 million as of June 30, 2024 and December 31, 2023, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2024 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Normalized FFO per share for the six months ended June 30, 2024 would decrease or increase as applicable, by less than $0.01 per share or less than 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the second quarter of 2024 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In the second quarter of 2024, there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2023 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended June 30, 2024:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30	384	$43.05	—	—
May 1 through May 31	412	43.81	—	—
June 1 through June 30	1,086	50.03	—	—
Total	1,882	$47.24	—	—
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
4.1
Eighth Supplemental Indenture, dated May 13, 2024, among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as Trustee (including the form of the 5.625% Senior Notes due 2034), incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on May 13, 2024.

10.1*
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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
Date: August 2, 2024

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer