Form 10-Q
period 2024-09-30
Ventas, Inc.
filed 2024-10-31
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 28, 2024, there were 419,354,525 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of September 30, 2024	As of December 31, 2023
Assets
Real estate investments:
Land and improvements	$2,638,649	$2,596,274
Buildings and improvements	27,626,929	27,201,381
Construction in progress	362,189	368,143
Acquired lease intangibles	1,460,883	1,448,146
Operating lease assets	309,765	312,142
	32,398,415	31,926,086
Accumulated depreciation and amortization	(10,888,157)	(10,177,136)
Net real estate property	21,510,258	21,748,950
Secured loans receivable and investments, net	144,797	27,986
Investments in unconsolidated real estate entities	622,996	598,206
Net real estate investments	22,278,051	22,375,142
Cash and cash equivalents	1,104,733	508,794
Escrow deposits and restricted cash	60,964	54,668
Goodwill	1,045,955	1,045,176
Assets held for sale	50,637	56,489
Deferred income tax assets, net	3,495	1,754
Other assets	803,354	683,410
Total assets	$25,347,189	$24,725,433
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$13,668,871	$13,490,896
Accrued interest	113,753	117,403
Operating lease liabilities	215,440	194,734
Accounts payable and other liabilities	1,148,752	1,041,616
Liabilities related to assets held for sale	5,252	9,243
Deferred income tax liabilities	36,755	24,500
Total liabilities	15,188,823	14,878,392
Redeemable OP unitholder and noncontrolling interests	329,688	302,636
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 419,267 and 402,380 shares outstanding at September 30, 2024 and December 31, 2023, respectively	104,723	100,648
Capital in excess of par value	16,466,182	15,650,734
Accumulated other comprehensive loss	(38,472)	(35,757)
Retained earnings (deficit)	(6,748,224)	(6,213,803)
Treasury stock, 3 and 279 shares issued at September 30, 2024 and December 31, 2023, respectively	(25,115)	(13,764)
Total Ventas stockholders’ equity	9,759,094	9,488,058
Noncontrolling interests	69,584	56,347
Total equity	9,828,678	9,544,405
Total liabilities and equity	$25,347,189	$24,725,433
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income:
Triple-net leased properties	$155,349	$159,812	$464,651	$463,906
Outpatient medical and research portfolio	220,957	226,326	658,687	645,137
	376,306	386,138	1,123,338	1,109,043
Resident fees and services	845,532	754,417	2,476,436	2,184,024
Third party capital management revenues	4,392	5,315	13,020	13,488
Income from loans and investments	1,881	1,208	4,606	21,351
Interest and other income	8,204	2,754	19,809	5,529
Total revenues	1,236,315	1,149,832	3,637,209	3,333,435
Expenses
Interest	150,437	147,919	449,629	419,259
Depreciation and amortization	304,268	370,377	944,371	957,185
Property-level operating expenses:
Senior housing	631,550	573,715	1,844,730	1,658,047
Outpatient medical and research portfolio	77,479	78,915	224,703	217,999
Triple-net leased properties	4,379	3,847	11,623	11,180
	713,408	656,477	2,081,056	1,887,226
Third party capital management expenses	1,553	1,472	4,956	4,614
General, administrative and professional fees	35,092	33,297	121,556	112,494
Loss (gain) on extinguishment of debt, net	—	612	672	(6,189)
Transaction, transition and restructuring costs	8,580	7,125	16,143	11,580
Recovery of allowance on loans receivable and investments, net	(56)	(66)	(166)	(20,195)
Gain on foreclosure of real estate	—	—	—	(29,127)
Shareholder relations matters	—	—	15,751	—
Other expense (income)	3,935	9,432	10,729	(765)
Total expenses	1,217,217	1,226,645	3,644,697	3,336,082
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	19,098	(76,813)	(7,488)	(2,647)
Income (loss) from unconsolidated entities	4,629	(5,119)	(5,406)	20,512
Gain on real estate dispositions	271	10,711	50,282	22,317
Income tax (expense) benefit	(3,002)	1,662	(7,764)	14,237
Net income (loss)	20,996	(69,559)	29,624	54,419
Net income attributable to noncontrolling interests	1,753	1,565	5,306	4,573
Net income (loss) attributable to common stockholders	$19,243	$(71,124)	$24,318	$49,846
Earnings per common share
Basic:
Net income (loss)	$0.05	$(0.17)	$0.07	$0.14
Net income (loss) attributable to common stockholders	0.05	(0.18)	0.06	0.12
Diluted:[1]
Net income (loss)	$0.05	$(0.17)	$0.07	$0.13
Net income (loss) attributable to common stockholders	0.05	(0.18)	0.06	0.12
______________________________
1 Potential common shares are not included in the computation of diluted earnings per share (“EPS”) when a net loss exists as the effect would be an antidilutive per share amount.
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$20,996	$(69,559)	$29,624	$54,419
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	6,908	(2,858)	14,032	2,922
Unrealized gain on available for sale securities	869	—	147	—
Unrealized (loss) gain on derivative instruments	(29,940)	10,042	(20,488)	29,241
Total other comprehensive (loss) income	(22,163)	7,184	(6,309)	32,163
Comprehensive (loss) income	(1,167)	(62,375)	23,315	86,582
Comprehensive income attributable to noncontrolling interests	653	379	1,712	6,118
Comprehensive (loss) income attributable to common stockholders	$(1,820)	$(62,754)	$21,603	$80,464

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2024 and 2023
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30, 2024
2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2024	$103,242	$16,135,972	$(17,409)	$(6,577,395)	$(25,060)	$9,619,350	$48,366	$9,667,716
Net income	—	—	—	19,243	—	19,243	1,753	20,996
Other comprehensive loss	—	—	(21,063)	—	—	(21,063)	(1,100)	(22,163)
Net change in noncontrolling interests	—	2,229	—	—	—	2,229	20,565	22,794
Dividends to common stockholders—$0.45 per share	—	22	—	(190,072)	—	(190,050)	—	(190,050)
Issuance of common stock for stock plans, restricted stock grants and other	1,481	373,553	—	—	(55)	374,979	—	374,979
Adjust redeemable OP unitholder interests to current fair value	—	(45,594)	—	—	—	(45,594)	—	(45,594)
Redemption of OP Units	—	—	—	—	—	—	—	—
Balance at September 30, 2024	$104,723	$16,466,182	$(38,472)	$(6,748,224)	$(25,115)	$9,759,094	$69,584	$9,828,678

	For the Three Months Ended September 30, 2023
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2023	$100,206	$15,584,858	$(14,552)	$(5,688,499)	$(13,631)	$9,968,382	$60,062	$10,028,444
Net (loss) income	—	—	—	(71,124)	—	(71,124)	1,565	(69,559)
Other comprehensive income (loss)	—	—	8,370	—	—	8,370	(1,186)	7,184
Net change in noncontrolling interests	—	(6,637)	—	—	—	(6,637)	(3,881)	(10,518)
Dividends to common stockholders—$0.45 per share	—	9	—	(181,680)	—	(181,671)	—	(181,671)
Issuance of common stock for stock plans, restricted stock grants and other	441	87,998	—	—	(3)	88,436	—	88,436
Adjust redeemable OP unitholder interests to current fair value	—	11,785	—	—	—	11,785	—	11,785
Redemption of OP Units	—	18	—	—	—	18	—	18
Balance at September 30, 2023	$100,647	$15,678,031	$(6,182)	$(5,941,303)	$(13,634)	$9,817,559	$56,560	$9,874,119

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended September 30, 2024
2019	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2024	$100,648	$15,650,734	$(35,757)	$(6,213,803)	$(13,764)	$9,488,058	$56,347	$9,544,405
Net income	—	—	—	24,318	—	24,318	5,306	29,624
Other comprehensive loss	—	—	(2,715)	—	—	(2,715)	(3,594)	(6,309)
Net change in noncontrolling interests	—	(16,970)	—	—	—	(16,970)	11,525	(5,445)
Dividends to common stockholders—$1.35 per share	—	55	—	(558,739)	—	(558,684)	—	(558,684)
Issuance of common stock for stock plans, restricted stock grants and other	4,075	884,661	—	—	(11,351)	877,385	—	877,385
Adjust redeemable OP unitholder interests to current fair value	—	(50,702)	—	—	—	(50,702)	—	(50,702)
Redemption of OP Units	—	(1,596)	—	—	—	(1,596)	—	(1,596)
Balance at September 30, 2024	$104,723	$16,466,182	$(38,472)	$(6,748,224)	$(25,115)	$9,759,094	$69,584	$9,828,678

	For the Nine Months Ended September 30, 2023
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$99,912	$15,539,777	$(36,800)	$(5,449,385)	$(536)	$10,152,968	$68,709	$10,221,677
Net income	—	—	—	49,846	—	49,846	4,573	54,419
Other comprehensive income	—	—	30,618	—	—	30,618	1,545	32,163
Net change in noncontrolling interests	—	(1,781)	—	—	—	(1,781)	(18,267)	(20,048)
Dividends to common stockholders—$1.35 per share	—	19	—	(541,764)	—	(541,745)	—	(541,745)
Issuance of common stock for stock plans, restricted stock grants and other	735	136,215	—	—	(13,098)	123,852	—	123,852
Adjust redeemable OP unitholder interests to current fair value	—	3,852	—	—	—	3,852	—	3,852
Redemption of OP Units	—	(51)	—	—	—	(51)	—	(51)
Balance at September 30, 2023	$100,647	$15,678,031	$(6,182)	$(5,941,303)	$(13,634)	$9,817,559	$56,560	$9,874,119

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$29,624	$54,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	944,371	957,185
Amortization of deferred revenue and lease intangibles, net	(41,194)	(44,543)
Other non-cash amortization	22,347	15,499
Recovery of allowance on loans receivable and investments, net	(166)	(20,195)
Stock-based compensation	26,344	25,298
Straight-lining of rental income	(6,469)	(4,425)
Loss (gain) on extinguishment of debt, net	672	(6,189)
Gain on real estate dispositions	(50,282)	(22,317)
Income tax expense (benefit)	2,535	(19,230)
Loss (gain) from unconsolidated entities	5,406	(20,512)
Gain on foreclosure of real estate	—	(29,127)
Distributions from unconsolidated entities	13,639	12,953
Other	681	(15,777)
Changes in operating assets and liabilities:
Increase in other assets	(122,404)	(55,339)
(Decrease) increase in accrued interest	(3,415)	3,775
Increase in accounts payable and other liabilities	134,295	9,314
Net cash provided by operating activities	955,984	840,789
Cash flows from investing activities:
Net investment in real estate property	(519,048)	(4,625)
Investment in loans receivable	(120,695)	(883)
Proceeds from real estate disposals	275,396	167,296
Proceeds from loans receivable	6,496	44,036
Proceeds from sale of interest in unconsolidated entities	—	50,054
Net cash assumed in foreclosure of real estate	—	11,615
Development project expenditures	(239,564)	(239,639)
Capital expenditures	(194,035)	(160,369)
Distributions from unconsolidated entities	2,555	74,670
Investment in unconsolidated entities	(55,503)	(97,989)
Insurance proceeds for property damage claims	3,523	14,446
Net cash used in investing activities	(840,875)	(141,388)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(6,151)	6,169
Net change in borrowings under commercial paper program	—	(402,354)
Proceeds from debt	1,805,446	2,404,069
Repayment of debt	(1,539,869)	(1,891,003)
Purchase of noncontrolling interests	(11,064)	(110)
Payment of deferred financing costs	(34,684)	(39,225)
Issuance of common stock, net	850,561	108,455
Cash distribution to common stockholders	(551,369)	(542,236)
Cash distribution to redeemable OP unitholders	(4,545)	(4,642)
Cash issued for redemption of OP Units	(2,087)	(845)
Contributions from noncontrolling interests	3,646	11,187
Distributions to noncontrolling interests	(14,140)	(20,867)
Proceeds from stock option exercises	10,483	1,736
Other	(17,208)	(8,628)
Net cash provided by (used in) financing activities	489,019	(378,294)
Net increase in cash, cash equivalents and restricted cash	604,128	321,107
Effect of foreign currency translation	(1,893)	(106)
Cash, cash equivalents and restricted cash at beginning of period	563,462	170,745
Cash, cash equivalents and restricted cash at end of period	$1,165,697	$491,746

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$10,463	$—
Other assets	1,171	7,873
Other liabilities	4,647	9,000
Deferred income tax liability	6,988	12,382
Settlement of loan receivable	—	486,082
Real estate received in settlement of loan receivable	—	1,566,395
Assumption of debt related to real estate owned	—	1,016,804

See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms) an S&P 500 company, is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of September 30, 2024, we owned or had investments in approximately 1,350 properties (including properties classified as held for sale and unconsolidated properties). Our company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

We operate through three reportable business segments: senior housing operating portfolio, which we also refer to as “SHOP,” outpatient medical and research portfolio, which we also refer to as “OM&R,” and triple-net leased properties, which we also refer to as “NNN.” Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities. Our investments in unconsolidated entities include investments made through our third-party institutional capital management business, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund.

Our chief operating decision maker evaluates performance of the combined properties in each reportable segment and determines how to allocate resources to these segments based on net operating income (“NOI”) for each segment. See “Note 16 – Segment Information.” For a discussion of our definition of NOI and for a reconciliation of NOI to our net income attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

The following table summarizes information for our consolidated reportable business segments and non-segment assets for the nine months ended September 30, 2024 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Number of Consolidated Properties
Senior housing operating portfolio (SHOP)	$631,706	41.3%	591
Outpatient medical and research portfolio (OM&R)	435,938	28.5%	426
Triple-net leased properties (NNN)	453,028	29.6%	302
Non-segment (2)	10,716	0.7%	—
	$1,531,388	100%	1,319
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
(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	As of September 30, 2024		As of December 31, 2023
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$750,258	$289,867	$759,817	$266,658
Fonds Immobilier Groupe Maurice, S.E.C.	1,899,604	1,177,864	1,971,410	1,204,619
Other identified VIEs	1,587,859	380,034	1,597,957	354,828
Tax credit VIEs (1)	—	—	29,746	4,024
____________________________
(1)     Balances as of September 30, 2024 reflect the completion of the tax credit structure unwinds.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are finalizing our assessment of the impact of adopting ASU 2023-07 and expect to disclose additional expense details and the title of our CODM in our Form 10-K for the year ended December 31, 2024.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-09 on our Consolidated Financial Statements.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

We use total revenues and total NOI in assessing our concentration of credit risk. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to total NOI.

We are exposed to the credit risk of our tenants in our NNN and OM&R segments because those tenants are obligated to pay us rent and, in certain instances pay or reimburse us for some or all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Because we engage independent managers to manage the properties in our SHOP segment in exchange for a management fee, we are not directly exposed to their credit risk in the same manner or to the same extent as the tenants in our NNN and OM&R segments.

The following table summarizes certain information about our credit risk concentration for our NNN and OM&R segments for the three months ended September 30, 2024:

	For the Three Months Ended September 30,
	2024	2023
Revenues: (1)
Brookdale (2)	3.1%	3.3%
Ardent (3)	2.8	2.9
Kindred	2.8	2.9
All others	22.9	25.2
Net operating income (“NOI”):
Brookdale (2)	7.3%	7.6%
Ardent (3)	6.7	6.8
Kindred	6.8	6.8
All others	37.5	41.9
____________________________
(1)Represents percentage of total revenues which include third party capital management revenues, income from loans and investments and interest and other income.
(2)Results exclude 9 senior housing communities which are included in our SHOP segment.
(3)Results exclude 19 outpatient medical buildings included in “All others.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2024 Acquisitions

During the nine months ended September 30, 2024, we acquired 11 senior housing communities reported within our SHOP segment and five long term acute care hospitals (“LTACs”) reported within our triple-net leased properties segment for an aggregate purchase price of $516.1 million.

In October 2024, we acquired 25 senior housing communities reported within our SHOP segment for $923.0 million.

NOTE 5—DISPOSITIONS AND IMPAIRMENTS

2024 Activity

During the nine months ended September 30, 2024, we sold 17 senior housing communities, 12 outpatient medical buildings (one of which was vacant) and 23 triple-net leased properties for aggregate consideration of $261.4 million and recognized $50.3 million in gain on real estate dispositions in our Consolidated Statements of Income.

In October 2024, we sold two senior housing communities and part of a research building for aggregate consideration of $39.2 million.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets (dollars in thousands):

	As of September 30, 2024			As of December 31, 2023
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	3	$26,938	$3,755	13	$48,173	$6,419
Outpatient medical and research portfolio (1)	—	21,568	1,497	3	5,431	2,643
Triple-net leased properties	1	2,131	—	1	2,885	181
Total	4	$50,637	$5,252	17	$56,489	$9,243
______________________________
(1)The balances as of September 30, 2024 relate to a partial sale of a building, as such, no property count is allocated.

Real Estate Impairments

We recognized impairments of $17.3 million and $72.7 million for the three months ended September 30, 2024 and 2023, respectively, and $67.6 million and $92.0 million for the nine months ended September 30, 2024 and 2023 respectively, which are recorded primarily as a component of depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the expected future cash flows of the impaired assets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of September 30, 2024 and December 31, 2023, we held $168.6 million and $54.1 million, respectively, of loans receivable and investments, net of allowance, relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments, if applicable (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of September 30, 2024:
Secured/mortgage loans and other, net (1)	$144,797	$—	$144,797	$145,905
Non-mortgage loans receivable, net (2)	27,564	(3,810)	23,754	22,895
Total loans receivable and investments, net	$172,361	$(3,810)	$168,551	$168,800

As of December 31, 2023:
Secured/mortgage loans and other, net (1)	$27,986	$—	$27,986	$27,947
Non-mortgage loans receivable, net (2)	30,128	(3,976)	26,152	25,200
Total loans receivable and investments, net	$58,114	$(3,976)	$54,138	$53,147
______________________________
(1)Investments have contractual maturities ranging from 2024 to 2027.
(2)Included in other assets on our Consolidated Balance Sheets.

In September 2024, we provided new secured debt financing of $109.0 million to the owner of a senior housing property, secured by the asset and with additional credit support. The loan provides us with a right of first offer to purchase the asset on certain terms and conditions. The loan has a 3-year term and bears interest at a floating rate based on one-month SOFR, subject to a floor of 4.50%, plus a spread of 5.75%, increasing to 6.00% commencing on the first-year anniversary of the loan.

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

Investments in Unconsolidated Real Estate Entities

Below is a summary of our investments in unconsolidated real estate entities, including through VIM, as of September 30, 2024 and December 31, 2023, respectively (dollars in thousands):

	Ownership as of (1)		Carrying Amount as of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Investments in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	20.0%	20.1%	$269,694	$264,442
Pension Fund Joint Venture	25.0%	25.0%	15,511	22,169
Research & Innovation Development Joint Venture	53.0%	53.0%	300,694	275,829
Ventas Investment Management platform			585,899	562,440
Atrium Health & Wake Forest Joint Venture	48.5%	48.5%	36,487	35,137
All other (2)	34.0%-37.5%	34.0%-37.5%	610	629
Total investments in unconsolidated real estate entities			$622,996	$598,206
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $4.0 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively, and $11.7 million and $10.9 million for the nine months ended September 30, 2024 and 2023, respectively. Such amounts, along with any promote revenue, are included in third party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within other assets on our Consolidated Balance Sheets.

As of September 30, 2024, we held a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of September 30, 2024, we held an approximately 6.7% ownership interest in Ardent. One of our executive officers is currently a member of the Ardent Board of Directors. Going forward, we have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent. Following Ardent’s initial public offering, which was consummated in July 2024, our equity stake in Ardent decreased from the issuance of primary shares from 7.5% to approximately 6.7%, which resulted in a gain of $8.7 million for the three and nine months ended September 30, 2024, which is included in income (loss) from unconsolidated entities in our Consolidated Statements of Income.

NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of September 30, 2024		As of December 31, 2023
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$124,597	4.4	$130,371	4.8
In-place and other lease intangibles (2)	1,336,286	10.1	1,317,775	8.3
Goodwill	1,045,955	N/A	1,045,176	N/A
Other intangibles (2)	34,406	4.2	34,440	4.8
Accumulated amortization	(1,271,375)	N/A	(1,189,817)	N/A
Net intangible assets	$1,269,869	9.5	$1,337,945	8.0
Intangible liabilities:
Below-market lease intangibles (1)	$265,274	7.7	$306,499	8.1
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(208,949)	N/A	(241,600)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$73,391	7.7	$81,965	8.1
______________________________
(1)     Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our Consolidated Statements of Income.
(2)     Amortization of intangibles is recorded in depreciation and amortization in our Consolidated Statements of Income.
N/A—Not Applicable

Above-market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

names and trademarks) are included in other assets on our Consolidated Balance Sheets. Net intangible liabilities are included in accounts payable and other liabilities on our Consolidated Balance Sheets.

NOTE 9—OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of September 30, 2024	As of December 31, 2023
Straight-line rent receivables	$203,237	$194,108
Deferred lease costs, net	139,537	118,556
Investment in unconsolidated operating entities	88,344	80,312
Stock warrants	65,377	59,281
Non-mortgage loans receivable, net	23,754	26,152
Other intangibles, net	4,953	5,584
Other	278,152	199,417
Total other assets	$803,354	$683,410

In the above table, stock warrants as of September 30, 2024 represent: (1) warrants exercisable at any time prior to December 31, 2025, in whole or in part, for 12.6 million shares of Brookdale Senior Living, Inc. common stock (“Brookdale Common Stock”) at an exercise price of $3.00 per share (the “Brookdale Warrants”), and (2) warrants exercisable at any time prior to September 13, 2034 for 9.9% of the common equity of a parent company of Kindred Healthcare, LLC (“Kindred”) exercisable at the pre-transaction value of such common equity (the “Scion Warrants”). We received the Scion Warrants in September 2024 as part of the consideration for a lease amendment that we entered into with Kindred and its parent companies, ScionHealth.

During the nine months ended September 30, 2024, we exercised Brookdale Warrants for 3.7 million shares of Brookdale Common Stock on a cashless basis, resulting in our receipt of 2.1 million shares of Brookdale Common Stock (net of the $3.00 exercise price), which we sold for net cash proceeds of approximately $14.0 million (recorded within operating cash flows in our Consolidated Statements of Cash Flows).

The Brookdale Warrants and the Scion Warrants are measured at fair value with changes in fair value being recognized within other expense (income) in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of September 30, 2024	As of December 31, 2023
Unsecured revolving credit facility (1)(2)	$7,922	$14,006
Commercial paper notes	—	—
3.50% Senior Notes due 2024	—	400,000
3.75% Senior Notes due 2024	—	400,000
4.125% Senior Notes, Series B due 2024 (2)	—	123,256
2.80% Senior Notes, Series E due 2024 (2)	—	55,143
Unsecured term loan due 2025 (2)	—	377,501
2.65% Senior Notes due 2025	450,000	450,000
3.50% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.75% Exchangeable Senior Notes due 2026	862,500	862,500
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due February 2027	200,000	200,000
Unsecured term loan due June 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	351,227	358,626
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	443,656	453,001
4.40% Senior Notes due 2029	750,000	750,000
5.10% Senior Notes, Series J due 2029 (2)	480,627	—
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	221,828	226,501
5.625% Senior Note due 2034	500,000	—
5.00% Senior Notes due 2035	550,000	—
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	21,413
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	3,230,447	3,174,251
Total	13,772,020	13,568,598
Deferred financing costs, net	(98,717)	(84,034)
Unamortized fair value adjustment	12,086	17,081
Unamortized discounts	(16,518)	(10,749)
Senior notes payable and other debt	$13,668,871	$13,490,896
______________________________
(1)As of September 30, 2024 and December 31, 2023, aggregate Canadian Dollar borrowings of C$8.0 million ($5.9 million) and zero were outstanding. As of September 30, 2024 and December 31, 2023, aggregate British Pound borrowings of £1.5 million ($2.0 million) and £11.0 million ($14.0 million) were outstanding, respectively.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of September 30, 2024, we have a $2.75 billion unsecured revolving credit facility priced at SOFR plus 0.10% (“Adjusted SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

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

As of September 30, 2024, we had $2.74 billion of undrawn capacity under our unsecured revolving credit facility with $7.9 million outstanding and an additional $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2024, we had no borrowings outstanding under our commercial paper program.

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

During the nine months ended September 30, 2024, we repaid a C$500.0 million ($369.4 million) unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that would otherwise have matured in January 2025.

As of September 30, 2024, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $15.4 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas, Inc. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. As of September 30, 2024, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding. During the three and nine months ended September 30, 2024, we recognized approximately $8.1 million and $24.3 million respectively, of contractual interest expense and amortization of issuance costs of $1.7 million and $5.1 million, respectively, related to the Exchangeable Notes. Unamortized issuance costs of $12.0 million as of September 30, 2024 were recorded as an offset to senior notes payable and other debt on our Consolidated Balance Sheet.

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

Senior Notes

In February 2024, Ventas Canada Finance Limited (“Ventas Canada”) issued and sold C$650.0 million ($478.3 million) aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay a C$500.0 million ($369.4 million) unsecured term loan facility due 2025.

In April and May 2024, we repaid $800.0 million senior notes consisting of $400.0 million aggregate principal amount of 3.50% Senior Notes due 2024 and $400.0 million aggregate principal amount of 3.75% Senior Notes due 2024 at maturity primarily with cash on hand and through our commercial paper program.

In April 2024, we repaid C$73.0 million ($53.4 million) aggregate principal amount of 2.80% Senior Notes, Series E due 2024 at maturity with cash on hand.

In May 2024, Ventas Realty issued and sold $500.0 million aggregate principal amount of 5.625% Senior Notes due 2034 in a registered public offering. The proceeds were primarily used to repay balances outstanding under our commercial paper program.

In September 2024, Ventas Realty issued and sold $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035 in a registered public offering. We intend to use the proceeds for general corporate purposes, which may include funding of acquisitions or the repayment of other indebtedness.

In September 2024, we repaid C$163.3 million ($120.8 million) aggregate principal amount of 4.125% Senior Notes due 2024 at maturity with cash on hand.

Mortgages

In February 2024, we entered into a C$52.8 million ($39.1 million) fixed rate mortgage loan, which accrues interest at 4.644%, matures in 2029 and is secured by one senior housing community in Canada.

In April 2024, we entered into an aggregate C$103.0 million ($75.5 million) fixed rate mortgage loans, which accrue interest at a blended rate of 4.90%, mature in 2029 and are secured by two senior housing communities in Canada.

In May 2024, we entered into a $52.3 million fixed rate mortgage loan, which accrues interest at 6.02%, matures in 2034 and is secured by one outpatient medical building in California.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of September 30, 2024, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes	Scheduled Periodic Amortization	Total Maturities
2024	$42,528	$—	$14,484	$57,012
2025	1,772,771	—	49,211	1,821,982
2026	2,034,264	—	43,140	2,077,404
2027	1,574,590	—	43,318	1,617,908
2028	1,485,324	7,922	36,295	1,529,541
Thereafter	6,537,767	—	130,406	6,668,173
Total maturities	$13,447,244	$7,922	$316,854	$13,772,020

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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized over the life of the related debt and recorded in interest expense in the Consolidated Statements of Income.

As of September 30, 2024, our variable rate debt obligations of $0.8 billion reflect, in part, the effect of $142.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt.

As of September 30, 2024, our fixed rate debt obligations of $13.0 billion reflect, in part, the effect of $526.7 million and C$639.8 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

2024 Activity

From June through September 2024, we entered into an aggregate $350.0 million treasury locks to hedge interest rate risk on future debt issuances. In September 2024, we terminated the treasury locks in conjunction with the issuance of the $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035.

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

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$1,104,733	$1,104,733	$508,794	$508,794
Escrow deposits and restricted cash (1)	60,964	60,964	54,668	54,668
Stock warrants (3)(4)(5)	65,377	65,377	59,281	59,281
Secured mortgage loans and other, net (3)(4)	144,797	145,905	27,986	27,947
Non-mortgage loans receivable, net (3)(4)(5)	23,754	22,895	26,152	25,200
Derivative instruments (3)(5)	9,836	9,836	19,782	19,782
Liabilities:
Senior notes payable and other debt, gross (3)(4)	13,772,020	13,854,034	13,568,598	13,104,091
Derivative instruments (3)(6)	6,958	6,958	2,525	2,525
Redeemable OP Units (2)	219,017	219,017	173,452	173,452
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

Items Measured at Fair Value on a Recurring Basis

In the above table, stock warrants consist of the Brookdale Warrants and the Scion Warrants. The Brookdale Warrants represent an interest in a publicly-traded entity and their fair value is based on Level 2 inputs that are obtained from public sources such as equity spot price, dividend yield, volatility and risk-free rate.

The Scion Warrants represent a financial interest in a private entity whose fair value is based on Level 3 inputs that reflect significant assumptions including underlying enterprise value, market volatility, duration, dividend rate and risk-free rate. Changes in one or more of these inputs could impact the fair value determination. During the three and nine months ended September 30, 2024, there has been no realized or unrealized gains or losses recognized for these warrants. There has been no transfer into or out of Level 3 financial instruments during the periods presented.

Other Items Measured at Fair Value on a Nonrecurring Basis

Real estate recorded as held for sale and any associated real estate impairment recorded due to the shortening of the expected hold period due to our change in intent to hold the asset (see “Note 5 – Dispositions and Impairments”) are measured

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2024, no triggering events relating to our guarantees, indemnities or similar contingent obligations have occurred. Accordingly, no contingent liability is recorded in our Consolidated Balance Sheet.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the nine months ended September 30, 2024, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our consolidated provision for income taxes for the three months ended September 30, 2024 and 2023 was an expense of $3.0 million and a benefit of $1.7 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2024 and 2023 was an expense of $7.8 million and a benefit of $14.2 million, respectively. The income tax expense for the three and nine months ended September 30, 2024 is primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 is retrospectively applied to October 1, 2023 and the cumulative effect tax of such interest limitation was recognized in the second quarter of 2024. The impact of the interest limitation was partially offset by reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities. The income tax benefit for the three and nine months ended September 30, 2023 was primarily due to losses in certain of our TRS entities as well as an $8.0 million benefit from internal restructurings of our U.S. TRS entities.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $36.8 million and $24.5 million as of September 30, 2024 and December 31, 2023, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $3.5 million and $1.8 million as of September 30, 2024 and December 31, 2023, respectively, and related primarily to loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2020 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2019 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2020 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2022.

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

In September 2024, we entered into an “at-the-market” equity offering program (“2024 ATM Program”), which provides for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock. In connection with our entry into the 2024 ATM Program, we terminated our prior “at-the-market” equity offering program (together with the 2024 ATM Program, the “ATM Programs”) under the ATM Sales Agreement dated November 8, 2021 and amended February 20, 2024, pursuant to which we previously, from time to time, could sell up to $1.0 billion aggregate gross sales price of shares of our common stock. The ATM Programs have allowed us to enter into forward sales agreements, discussed below. By utilizing a forward sales agreement, we can secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date.

As of September 30, 2024, the remaining amount available under our 2024 ATM Program for future sales of our common stock was $1.9 billion.

ATM Share Issuances

During the three months ended September 30, 2024, we issued 5.9 million shares of our common stock under our ATM Programs for gross proceeds of $362.6 million, representing an average price of $61.22 per share, of which 4.5 million shares and $282.0 million of gross proceeds were issued and settled via forward sales agreements. During the nine months ended September 30, 2024, we issued 16.4 million shares of our common stock under our ATM Programs for gross proceeds of $862.0 million, representing an average price of $52.70 per share, of which 4.5 million shares and $282.0 million of gross proceeds were issued and settled via forward sales agreements.

Forward Sales Agreements

Forward sales agreements generally have a maturity of one to two years. At any time during the term of a forward sale agreement, we may settle that forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the forward sales

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreement, and certain fixed price reductions for expected dividends on our common stock during the term of the forward sales agreement. Our unsettled forward sales agreements are accounted for as equity instruments.

As of September 30, 2024, we have unsettled forward sales agreements for 2.6 million shares or approximately $158.6 million in gross proceeds with varying maturity dates through December 2025.

In October 2024, we entered into additional unsettled forward sales agreements for 0.8 million shares or approximately $51.0 million in gross proceeds with varying maturity dates through December 2025.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of September 30, 2024	As of December 31, 2023
Foreign currency translation loss	$(40,457)	$(56,596)
Unrealized loss on available for sale securities	(1,109)	(1,256)
Unrealized gain on derivative instruments	3,094	22,095
Total accumulated other comprehensive loss	$(38,472)	$(35,757)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income (loss)	20,996	(69,559)	29,624	54,419
Net income attributable to noncontrolling interests	1,753	1,565	5,306	4,573
Net income (loss) attributable to common stockholders	$19,243	$(71,124)	$24,318	$49,846
Denominator:
Denominator for basic earnings per share—weighted average shares	414,599	402,859	408,691	401,424
Effect of dilutive securities:
Restricted stock awards	476	327	340	268
OP unitholder interests	3,415	3,469	3,427	3,474
Exchangeable Notes	964	—	321	—
Forward sales agreements	19	—	7	—
Denominator for diluted earnings per share—adjusted weighted average shares	419,474	406,655	412,785	405,166
Basic earnings per share:
Net income (loss)	$0.05	$(0.17)	$0.07	$0.14
Net income (loss) attributable to common stockholders	0.05	(0.18)	0.06	0.12
Diluted earnings per share: (1)
Net income (loss)	$0.05	$(0.17)	$0.07	$0.13
Net income (loss) attributable to common stockholders	0.05	(0.18)	0.06	0.12
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a net loss exists as the effect would be an antidilutive per share amount.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the three and nine months ended September 30, 2024 and 2023 is used as the basis for determining the dilutive effect on earnings per share. The Exchangeable Notes were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2023 as they were antidilutive.

Our unsettled forward sales agreements do not impact basic earnings per share. We apply the treasury stock method to our unsettled forward sales agreements to determine their dilutive effect, if any. See “Note 14 – Stockholders' Equity.”

NOTE 16—SEGMENT INFORMATION

As of September 30, 2024, we operated through three reportable business segments: SHOP, outpatient medical and research portfolio and triple-net leased properties. In our SHOP segment, we invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our outpatient medical and research portfolio segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our triple-net leased properties segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long term acute care hospitals (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease those properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities. Our investments in unconsolidated entities include investments made through our third-party institutional capital management business, Ventas Investment Management (“VIM”).

Our chief operating decision maker evaluates performance of the combined properties in each reportable business segment and determines how to allocate resources to those segments based on NOI for each segment. We define NOI as total revenues, less interest and other income, property-level operating expenses and third party capital management expenses. We consider NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, NOI should be examined in conjunction with net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property-specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Three Months Ended September 30, 2024
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$220,957	$155,349	$—	$376,306
Resident fees and services	845,532	—	—	—	845,532
Third party capital management revenues	—	618	—	3,774	4,392
Income from loans and investments	—	—	—	1,881	1,881
Interest and other income	—	—	—	8,204	8,204
Total revenues	$845,532	$221,575	$155,349	$13,859	$1,236,315

Total revenues	$845,532	$221,575	$155,349	$13,859	$1,236,315
Less:
Interest and other income	—	—	—	8,204	8,204
Property-level operating expenses	631,550	77,479	4,379	—	713,408
Third party capital management expenses	—	—	—	1,553	1,553
NOI	$213,982	$144,096	$150,970	$4,102	513,150
Interest and other income					8,204
Interest expense					(150,437)
Depreciation and amortization					(304,268)
General, administrative and professional fees					(35,092)
Transaction, transition and restructuring costs					(8,580)
Recovery of allowance on loans receivable and investments, net					56
Other expense					(3,935)
Income from unconsolidated entities					4,629
Gain on real estate dispositions					271
Income tax expense					(3,002)
Net income					20,996
Net income attributable to noncontrolling interests					1,753
Net income attributable to common stockholders					$19,243

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30, 2023
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$226,326	$159,812	$—	$386,138
Resident fees and services	754,417	—	—	—	754,417
Third party capital management revenues	—	662	—	4,653	5,315
Income from loans and investments	—	—	—	1,208	1,208
Interest and other income	—	—	—	2,754	2,754
Total revenues	$754,417	$226,988	$159,812	$8,615	$1,149,832

Total revenues	$754,417	$226,988	$159,812	$8,615	$1,149,832
Less:
Interest and other income	—	—	—	2,754	2,754
Property-level operating expenses	573,715	78,915	3,847	—	656,477
Third party capital management expenses	—	—	—	1,472	1,472
NOI	$180,702	$148,073	$155,965	$4,389	489,129
Interest and other income					2,754
Interest expense					(147,919)
Depreciation and amortization					(370,377)
General, administrative and professional fees					(33,297)
Loss on extinguishment of debt, net					(612)
Transaction, transition and restructuring costs					(7,125)
Recovery of allowance on loans receivable and investments, net					66
Other expense					(9,432)
Loss from unconsolidated entities					(5,119)
Gain on real estate dispositions					10,711
Income tax benefit					1,662
Net loss					(69,559)
Net income attributable to noncontrolling interests					1,565
Net loss attributable to common stockholders					$(71,124)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30, 2024
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$658,687	$464,651	$—	$1,123,338
Resident fees and services	2,476,436	—	—	—	2,476,436
Third party capital management revenues	—	1,954	—	11,066	13,020
Income from loans and investments	—	—	—	4,606	4,606
Interest and other income	—	—	—	19,809	19,809
Total revenues	$2,476,436	$660,641	$464,651	$35,481	$3,637,209

Total revenues	$2,476,436	$660,641	$464,651	$35,481	$3,637,209
Less:
Interest and other income	—	—	—	19,809	19,809
Property-level operating expenses	1,844,730	224,703	11,623	—	2,081,056
Third party capital management expenses	—	—	—	4,956	4,956
NOI	$631,706	$435,938	$453,028	$10,716	1,531,388
Interest and other income					19,809
Interest expense					(449,629)
Depreciation and amortization					(944,371)
General, administrative and professional fees					(121,556)
Loss on extinguishment of debt, net					(672)
Transaction, transition and restructuring costs					(16,143)
Recovery of allowance on loans receivable and investments, net					166
Shareholder relations matters					(15,751)
Other expense					(10,729)
Loss from unconsolidated entities					(5,406)
Gain on real estate dispositions					50,282
Income tax expense					(7,764)
Net income					29,624
Net income attributable to noncontrolling interests					5,306
Net income attributable to common stockholders					$24,318

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30, 2023
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$645,137	$463,906	$—	$1,109,043
Resident fees and services	2,184,024	—	—	—	2,184,024
Third party capital management revenues	—	1,849	—	11,639	13,488
Income from loans and investments	—	—	—	21,351	21,351
Interest and other income	—	—	—	5,529	5,529
Total revenues	$2,184,024	$646,986	$463,906	$38,519	$3,333,435

Total revenues	$2,184,024	$646,986	$463,906	$38,519	$3,333,435
Less:
Interest and other income	—	—	—	5,529	5,529
Property-level operating expenses	1,658,047	217,999	11,180	—	1,887,226
Third party capital management expenses	—	—	—	4,614	4,614
NOI	$525,977	$428,987	$452,726	$28,376	1,436,066
Interest and other income					5,529
Interest expense					(419,259)
Depreciation and amortization					(957,185)
General, administrative and professional fees					(112,494)
Gain on extinguishment of debt, net					6,189
Transaction, transition and restructuring costs					(11,580)
Recovery of allowance on loans receivable and investments, net					20,195
Gain on foreclosure of real estate					29,127
Other income					765
Income from unconsolidated entities					20,512
Gain on real estate dispositions					22,317
Income tax benefit					14,237
Net income					54,419
Net income attributable to noncontrolling interests					4,573
Net income attributable to common stockholders					$49,846

Assets by reportable business segment are as follows (dollars in thousands):

	As of September 30, 2024		As of December 31, 2023
Assets:
SHOP	$12,854,462	50.7%	$12,864,029	52.0%
Outpatient medical and research portfolio	6,879,036	27.1	6,943,446	28.1
Triple-net leased properties	4,022,354	15.9	4,120,691	16.7
Non-segment	1,591,337	6.3	797,267	3.2
Total assets	$25,347,189	100.0%	$24,725,433	100.0%

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

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our completed or anticipated acquisitions and investments; (b) our exposure and the exposure of our tenants, managers and borrowers to complex healthcare and other regulations, including evolving laws and regulations regarding data privacy, cybersecurity and environmental matters, and the challenges and expense associated with complying with such regulation; (c) the potential for significant general and commercial claims, legal actions, investigations, regulatory proceedings and enforcement actions that could subject us or our tenants, managers or borrowers to increased operating costs, uninsured liabilities, including fines and other penalties, reputational harm or significant operational limitations, including the loss or suspension of or moratoriums on accreditations, licenses or certificates of need, suspension of or nonpayment for new admissions, denial of reimbursement, suspension, decertification or exclusion from federal, state or foreign healthcare programs or the closure of facilities or communities; (d) our reliance on third-party managers and tenants to operate or exert substantial control over properties they manage for, or rent from, us, which limits our control and influence over such operations and results; (e) the impact of market and general economic conditions on us, our tenants, managers and borrowers and in areas in which our properties are geographically concentrated, including macroeconomic trends and financial market events, such as bank failures and other events affecting financial institutions, market volatility, increases in inflation, changes in or elevated interest and exchange rates, tightening of lending standards and reduced availability of credit or capital, geopolitical conditions, supply chain pressures, rising labor costs and historically low unemployment, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets, labor markets and public and private capital markets; (f) our reliance and the reliance of our tenants, managers and borrowers on the financial, credit and capital markets and the risk that those markets may be disrupted or become constrained; (g) our ability, and the ability of our tenants, managers and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate, and the financial condition or business prospect of our tenants, managers and borrowers; (h) the risk of bankruptcy, inability to obtain benefits from governmental programs, insolvency or financial deterioration of our tenants, managers, borrowers and other obligors which may, among other things, have an adverse impact on the ability of such parties to make payments or meet their other obligations to us, which could have an adverse impact on our results of operations and financial condition; (i) the risk that the borrowers under our loans or other investments default or that, to the extent we are able to foreclose or otherwise acquire the collateral securing our loans or other investments, we will be required to incur additional expense or indebtedness in connection therewith, that the assets will underperform expectations or that we may not be able to subsequently dispose of all or part of such assets on favorable terms; (j) our current and future amount of outstanding indebtedness, and our ability to access capital and to incur additional debt which is subject to our compliance with covenants in instruments governing our and our subsidiaries’ existing indebtedness; (k) risks related to the recognition of reserves, allowances, credit losses or impairment charges which are inherently uncertain and may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets, which could have an adverse impact on our results of operations and financial condition; (l) the risk that our leases or management agreements are not renewed or are renewed on less favorable terms, that our tenants or managers default under those agreements or that we are unable to replace tenants or managers on a timely basis or on favorable terms, if at all; (m) our ability to identify and consummate future investments in, or dispositions of, healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests, including our ability to dispose of such assets on favorable terms as a result of rights of first offer or rights of first refusal in favor of third parties; (n) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising or elevated interest rates, labor conditions and supply chain pressures, and risks related to increased construction and development in markets in which our properties are located, including adverse effect on our future occupancy rates; (o) our ability to attract and retain talented employees; (p) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply with such requirements; (q) the ownership limits contained in our certificate of incorporation with respect to our capital stock in order to preserve our qualification as a REIT, which may delay, defer or prevent a change of control of our company; (r) the risk of changes in healthcare law or regulation or in tax laws, guidance and interpretations, particularly as applied to REITs, that could adversely affect us or our tenants, managers or borrowers; (s) increases in our borrowing costs as a result of becoming more leveraged, including in connection with acquisitions or other investment activity and rising or elevated interest rates; (t) our exposure to various operational risks, liabilities and claims from our operating assets; (u) our dependency on a limited number of tenants and managers for a significant portion of our revenues and operating income; (v) our exposure to particular risks due to our specific asset classes and operating markets, such as adverse changes affecting our specific asset classes and the real estate industry, the competitiveness or financial viability of hospitals on or near the campuses where our outpatient medical buildings are located, our relationships with universities, the level of expense and uncertainty of our research tenants, and the limitation of our uses of some properties we own that are subject to ground lease, air rights or other restrictive agreements; (w) the risk of damage to our reputation; (x) the availability, adequacy and pricing of insurance coverage provided by our policies and policies maintained by our tenants, managers or other counterparties; (y) the risk of exposure to unknown liabilities from our investments in properties or businesses; (z) the occurrence of cybersecurity threats and incidents that could disrupt our or our tenants’, managers’ or borrower’s operations, result in the loss of confidential or personal information or damage our business relationships and reputation; (aa) the failure to maintain effective internal controls, which could harm our business, results of operations and financial condition; (bb) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our tenants, managers or borrowers; (cc) disruptions to the management and operations of our business and the uncertainties caused by activist investors; (dd) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change; (ee) the risk of potential dilution resulting from future sales or issuances of our equity securities; and (ff) the other factors set forth in our periodic filings with the SEC.

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

Company Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust operating at the intersection of healthcare and real estate. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of September 30, 2024, we owned or had investments in approximately 1,350 properties (including properties classified as held for sale and unconsolidated properties). Our company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

We operate through three reportable business segments: senior housing operating portfolio, which we also refer to as “SHOP,” outpatient medical and research portfolio, which we also refer to as “OM&R,” and triple-net leased properties, which we also refer to as “NNN.” Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities. Our investments in unconsolidated entities include investments made through our third-party institutional capital management business, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund.

Our chief operating decision maker evaluates performance of the combined properties in each reportable segment and determines how to allocate resources to these segments based on net operating income (“NOI”) for each segment. See our Consolidated Financial Statements and the related notes, including “Note 16 – Segment Information,” included in Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes information for our consolidated reportable business segments and non-segment assets for the nine months ended September 30, 2024 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Number of Consolidated Properties
Senior housing operating portfolio (SHOP)	$631,706	41.3%	591
Outpatient medical and research portfolio (OM&R)	435,938	28.5%	426
Triple-net leased properties (NNN)	453,028	29.6%	302
Non-segment (2)	10,716	0.7%	—
	$1,531,388	100%	1,319
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
(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional capital management business, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments.

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

Our ability to access capital in a timely and cost-effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions and the trading price of our common stock impact our access to and cost of external capital. For that reason, we generally attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt.

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

2024 Highlights

Investments and Dispositions

•During the nine months ended September 30, 2024, we acquired 11 senior housing communities reported within our SHOP segment and five long term acute care hospitals (“LTACs”) reported within our triple-net leased properties segment for an aggregate purchase price of $516.1 million.

•In October 2024, we acquired 25 senior housing communities reported within our SHOP segment for $923.0 million.

•During the nine months ended September 30, 2024, we sold 17 senior housing communities, 12 outpatient medical buildings (one of which was vacant) and 23 triple-net leased properties for aggregate consideration of $261.4 million and recognized $50.3 million in gain on real estate dispositions in our Consolidated Statements of Income.

•In October 2024, we sold two senior housing communities and part of a research building for aggregate consideration of $39.2 million.

Liquidity and Capital

•As of September 30, 2024, we had $4.0 billion in liquidity, including availability under our revolving credit facility, cash and cash equivalents on hand and unsettled forward sales agreements, with no borrowings outstanding under our commercial paper program.

Senior Notes

•In February 2024, Ventas Canada Finance Limited (“Ventas Canada”) issued and sold C$650.0 million ($478.3 million) aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay a C$500.0 million ($369.4 million) unsecured term loan facility due 2025.

•In April and May 2024, we repaid $800.0 million senior notes consisting of $400.0 million aggregate principal amount of 3.50% Senior Notes due 2024 and $400.0 million aggregate principal amount of 3.75% Senior Notes due 2024 at maturity primarily with cash on hand and through our commercial paper program.

•In April 2024, we repaid C$73.0 million ($53.4 million) aggregate principal amount of 2.80% Senior Notes, Series E due 2024 at maturity with cash on hand.

•In May 2024, Ventas Realty issued and sold $500.0 million aggregate principal amount of 5.625% Senior Notes due 2034 in a registered public offering. The proceeds were primarily used to repay balances outstanding under our commercial paper program.

•In September 2024, Ventas Realty issued and sold $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035 in a registered public offering. We intend to use the proceeds for general corporate purposes, which may include funding of acquisitions or the repayment of other indebtedness.

•In September 2024, we repaid C$163.3 million ($120.8 million) aggregate principal amount of 4.125% Senior Notes due 2024 at maturity with cash on hand.

Mortgages

•In February 2024, we entered into a C$52.8 million ($39.1 million) fixed rate mortgage loan, which accrues interest at 4.644%, matures in 2029 and is secured by one senior housing community in Canada.

•In April 2024, we entered into an aggregate C$103.0 million ($75.5 million) fixed rate mortgage loans, which accrue interest at a blended rate of 4.90%, mature in 2029 and are secured by two senior housing communities in Canada.

•In May 2024, we entered into a $52.3 million fixed rate mortgage loan, which accrues interest at 6.02%, matures in 2034 and is secured by one outpatient medical building in California.

Equity Offerings

•In September 2024, we entered into an “at-the-market” equity offering program (“2024 ATM Program”), which provides for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock. In connection with our entry into the 2024 ATM Program, we terminated our prior “at-the-market” equity offering program (together with the 2024 ATM Program, the “ATM Programs”) under the ATM Sales Agreement dated November 8, 2021 and amended February 20, 2024, pursuant to which we previously, from time to time, could sell up to $1.0 billion aggregate gross sales price of shares of our common stock. The ATM Programs have allowed us to enter into forward sales agreements, discussed below. By utilizing a forward sales agreement, we can secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date.

•As of September 30, 2024, the remaining amount available under our 2024 ATM Program for future sales of our common stock was $1.9 billion.

ATM Share Issuances

•During the three months ended September 30, 2024, we issued 5.9 million shares of our common stock under our ATM Programs for gross proceeds of $362.6 million, representing an average price of $61.22 per share, of which 4.5 million shares and $282.0 million of gross proceeds were issued and settled via forward sales agreements. During the nine months ended September 30, 2024, we issued 16.4 million shares of our common stock under our ATM Programs for gross proceeds of $862.0 million, representing an average price of $52.70 per share, of which 4.5 million shares and $282.0 million of gross proceeds were issued and settled via forward sales agreements.

Forward Sales Agreements

•As of September 30, 2024, we have unsettled forward sales agreements for 2.6 million shares or approximately $158.6 million in gross proceeds with varying maturity dates through December 2025.

•In October 2024, we entered into additional unsettled forward sales agreements for 0.8 million shares or approximately $51.0 million in gross proceeds with varying maturity dates through December 2025.

Other Items

•In September 2024, we entered into agreements (collectively the “2024 Kindred Agreements”) with Kindred Healthcare, LLC (with its subsidiaries, “Kindred”) and its parent companies (“ScionHealth”) with respect to, among other things, certain LTACs whose lease term was scheduled to mature under the Kindred Master Lease on April 30, 2025 (the “Group 2 LTACs”). Under the 2024 Kindred Agreements, among other things, (i) the current term of the Kindred Master Lease for 20 of the Group 2 LTACs (the “Extended Group 2 LTACs”) was extended to April 30, 2030, (ii) the cash contractual base rent commencing May 1, 2025 on the Extended Group 2 LTACs was established at $80 million with annual 2.75% escalators through the extended lease maturity date of April 30, 2030, (iii) we were granted the right to receive additional revenue-sharing rent annually if certain thresholds are met, and (iv) we received warrants for 9.9% of the common equity of ScionHealth exercisable at its pre-transaction value. The current term for the remaining three Group 2 LTACs will expire on April 30, 2025 (the “Non-Renewing Group 2 LTACs”). Kindred is contractually required to continue to pay rent on the Non-Renewing Group 2 LTACs until then. For the Non-Renewing Group 2 LTACs, there are other options we may choose to pursue, including, without limitation, transitions to replacement operators, conversions of properties to alternative uses and sale transactions. We also acquired five LTACs from Kindred for gross proceeds of approximately $189 million (the “Group 3 LTACs”) and these Group 3 LTACs were added to the Kindred Master Lease for a term expiring on September 30, 2034.

•    As of September 30, 2024, we held an approximately 6.7% ownership interest in Ardent. One of our executive officers is currently a member of the Ardent Board of Directors. Going forward, we have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent. Following Ardent’s initial public offering, which was consummated in July 2024, our equity stake in Ardent decreased from the issuance of primary shares from 7.5% to approximately 6.7%, which resulted in a gain of $8.7 million for the three and nine months ended September 30, 2024, which is included in income (loss) from unconsolidated entities in our Consolidated Statements of Income.

Concentration Risk

We use concentration ratios to identify, understand and evaluate the potential impact of economic downturns and other adverse events that may affect our asset types, geographic locations, business models, and tenants, operators and managers. We evaluate concentration risk in terms of investment mix and operations mix. Investment mix measures the percentage of our investments that is concentrated in a specific asset type or that is operated or managed by a particular tenant, operator or manager. Operations mix measures the percentage of our operating results that is attributed to a particular tenant, operator or manager, geographic location or business model. See “Note 3 – Concentration of Credit Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure on the concentration of our credit risk.

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of September 30, 2024	As of December 31, 2023
Investment mix by asset type (1):
Senior housing communities	66.0%	65.8%
Outpatient medical buildings	20.4	20.4
Research centers	5.5	5.7
Other healthcare facilities	4.8	4.8
Inpatient rehabilitation facilities (“IRFs”) and long term acute care hospitals (“LTACs”)	2.1	1.5
Skilled nursing facilities (“SNFs”)	1.2	1.7
Secured loans receivable and investments, net	—	0.1
Total	100.0%	100.0%
Investment mix by tenant, operator and manager (1):
Atria	22.2%	23.5%
Lillibridge	10.1	10.2
Sunrise	10.3	9.0
Brookdale	7.0	7.7
Le Groupe Maurice	6.8	7.0
Wexford	5.3	5.4
Ardent	5.1	5.1
Kindred	1.4	0.8
All other	31.8	31.3
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale, development properties not yet operational and land parcels) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operations mix by tenant and operator and business model:
Revenues (1):
SHOP	68.4%	65.7%	68.1%	65.6%
Brookdale (2)	3.1	3.3	3.1	3.4
Ardent (3)	2.8	2.9	2.8	3.0
Kindred	2.8	2.9	2.8	3.0
All others	22.9	25.2	23.2	25.0
Total	100.0%	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	41.7%	36.9%	41.3%	36.6%
Brookdale (2)	7.3	7.6	7.3	7.8
Ardent (3)	6.7	6.8	6.7	6.9
Kindred	6.8	6.8	6.7	6.8
All others	37.5	41.9	38.0	41.9
Total	100.0%	100.0%	100.0%	100.0%
Operations mix by geographic location (4):
California	13.5%	13.4%	13.5%	13.8%
New York	7.0	7.4	7.1	7.5
Texas	6.5	6.4	6.5	6.5
Quebec	5.9	5.9	5.9	5.9
Pennsylvania	4.9	5.2	5.0	5.2
All others	62.2	61.7	62.0	61.1
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1)Represents percentage of total revenues which include third party capital management revenues, income from loans and investments and interest and other income.
(2)Results exclude 9 senior housing communities which are included in our SHOP segment.
(3)Results exclude 19 outpatient medical buildings included in “All others.”
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

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are finalizing our assessment of the impact of adopting ASU 2023-07 and expect to disclose additional expense details and the title of our CODM in our Form 10-K for the year ended December 31, 2024.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-09 on our Consolidated Financial Statements.

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

Results of Operations

As of September 30, 2024, we operated through three reportable business segments: senior housing operating portfolio, outpatient medical and research portfolio and triple-net leased properties. In our SHOP segment, we invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our outpatient medical and research portfolio segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our triple-net leased properties segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long term acute care hospitals (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease those properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments and miscellaneous accounts receivable as well as investments in unconsolidated entities. Our investments in unconsolidated entities include investments made through our third-party institutional capital management business, Ventas Investment Management (“VIM”).

Our chief operating decision maker evaluates performance of the combined properties in each reportable business segment and determines how to allocate resources to those segments based on NOI for each segment. For further information regarding our reportable business segments and a discussion of our definition of NOI, see “Note 16 – Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Three Months Ended September 30, 2024 and 2023

The table below shows our results of operations for the three months ended September 30, 2024 and 2023 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2024	2023	$	%
NOI:
SHOP	$213,982	$180,702	$33,280	18.4%
Outpatient medical and research portfolio	144,096	148,073	(3,977)	(2.7)
Triple-net leased properties	150,970	155,965	(4,995)	(3.2)
Non-segment	4,102	4,389	(287)	(6.5)
Total NOI	513,150	489,129	24,021	4.9
Interest and other income	8,204	2,754	5,450	197.9
Interest expense	(150,437)	(147,919)	(2,518)	(1.7)
Depreciation and amortization	(304,268)	(370,377)	66,109	17.8
General, administrative and professional fees	(35,092)	(33,297)	(1,795)	(5.4)
Loss on extinguishment of debt, net	—	(612)	612	100.0
Transaction, transition and restructuring costs	(8,580)	(7,125)	(1,455)	(20.4)
Recovery of allowance on loans receivable and investments, net	56	66	(10)	(15.2)
Other expense	(3,935)	(9,432)	5,497	58.3
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	19,098	(76,813)	95,911	124.9
Income (loss) from unconsolidated entities	4,629	(5,119)	9,748	190.4
Gain on real estate dispositions	271	10,711	(10,440)	(97.5)
Income tax (expense) benefit	(3,002)	1,662	(4,664)	nm
Net income (loss)	20,996	(69,559)	90,555	130.2
Net income attributable to noncontrolling interests	1,753	1,565	188	12.0
Net income (loss) attributable to common stockholders	$19,243	$(71,124)	$90,367	127.1
______________________________
nm - not meaningful

NOI—SHOP

The following table summarizes results of operations in our SHOP segment, including assets sold or classified as held for sale as of September 30, 2024 (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—SHOP:
Resident fees and services	$845,532	$754,417	$91,115	12.1%
Less: Property-level operating expenses	(631,550)	(573,715)	(57,835)	(10.1)
NOI	$213,982	$180,702	$33,280	18.4

	Number of Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Total communities	591	583	85.3%	81.6%	$4,937	$4,715

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

The NOI increase in our SHOP segment for the three months ended September 30, 2024 compared to the same period in 2023 was primarily driven by positive trends in occupancy and revenue per occupied room in 2024, the addition of communities acquired in our SHOP segment and conversions from our triple-net leased properties to our SHOP segment. The revenue increase is partially offset by higher operating expenses, driven by the additions to our SHOP segment and an increase in occupancy in our same-store portfolio.

The following table compares results of operations for our 488 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—SHOP:
Resident fees and services	$735,948	$676,734	$59,214	8.7%
Less: Property-level operating expenses	(542,324)	(508,870)	(33,454)	(6.6)
NOI	$193,624	$167,864	$25,760	15.3

	Number of Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Same-store communities	488	488	87.0%	83.5%	$5,001	$4,789

The NOI increase in our same-store SHOP segment for the three months ended September 30, 2024 compared to the same period in 2023 was primarily driven by positive trends in occupancy and revenue per occupied room in 2024, partially offset by higher operating expenses driven by an increase in occupancy in 2024.

NOI—Outpatient Medical and Research Portfolio

The following table summarizes results of operations in our outpatient medical and research portfolio segment, including assets sold or classified as held for sale as of September 30, 2024 (dollars in thousands). For properties in our outpatient medical and research portfolio segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended September 30,		(Decrease) Increase to NOI
	2024	2023	$	%
NOI—Outpatient Medical and Research Portfolio:
Rental income	$220,957	$226,326	$(5,369)	(2.4)%
Third party capital management revenues	618	662	(44)	(6.6)
Total revenues	221,575	226,988	(5,413)	(2.4)
Less:
Property-level operating expenses	(77,479)	(78,915)	1,436	1.8
NOI	$144,096	$148,073	$(3,977)	(2.7)

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Total outpatient medical and research portfolio	426	442	87.7%	87.6%	$38	$37

The NOI decrease in our outpatient medical and research portfolio segment for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to dispositions, partially offset by leasing activity, improved parking revenues and a development project placed in service.

The following table compares results of operations for our 416 same-store outpatient medical and research portfolio (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—Outpatient Medical and Research Portfolio:
Rental income	$209,421	$204,307	$5,114	2.5%
Less: Property-level operating expenses	(71,046)	(68,084)	(2,962)	(4.4)
NOI	$138,375	$136,223	$2,152	1.6

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Same-store outpatient medical and research portfolio	416	416	89.8%	89.5%	$38	$37

The NOI increase in our same-store outpatient medical and research portfolio segment for the three months ended September 30, 2024 compared to the same period in 2023 was primarily driven by leasing activity, high tenant retention and improved parking revenues.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our 302 triple-net leased properties segment, including assets sold or classified as held for sale as of September 30, 2024 (dollars in thousands):

	For the Three Months Ended September 30,		Decrease to NOI
	2024	2023	$	%
NOI—Triple-Net Leased Properties:
Rental income	$155,349	$159,812	$(4,463)	(2.8)%
Less: Property-level operating expenses	(4,379)	(3,847)	(532)	(13.8)
NOI	$150,970	$155,965	$(4,995)	(3.2)

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

The NOI decrease in our triple-net leased properties for the three months ended September 30, 2024 compared to the same period in 2023 was primarily driven by communities that converted to our SHOP segment and dispositions, partially offset by contractual rent escalators and acquisitions in 2024. Rental income includes the amortization of the upfront consideration received, totaling $234.6 million (“2020 Consideration”), from Brookdale Senior Living, Inc. as part of the lease renewal agreement reached in 2020. As of September 30, 2024, approximately $181.3 million of such 2020 Consideration has been amortized, leaving approximately $53.3 million unamortized.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our triple-net leased properties segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the second quarter of 2024 and 2023 related to the triple-net leased properties we owned at September 30, 2024 and 2023, respectively. The table excludes non-stabilized properties, properties owned through investments in unconsolidated real estate entities, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at September 30, 2024	Average Occupancy for the Three Months Ended June 30, 2024	Number of Properties Owned at September 30, 2023	Average Occupancy for the Three Months Ended June 30, 2023
Senior housing communities	199	77.9%	227	77.1%
SNFs	19	84.6	16	83.0
IRFs and LTACs	40	55.9	36	54.1

The following table compares results of operations for our 287 same-store triple-net leased properties (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$148,092	$144,755	$3,337	2.3%
Less: Property-level operating expenses	(4,299)	(3,595)	(704)	(19.6)
NOI	$143,793	$141,160	$2,633	1.9

The NOI increase in our same-store triple-net leased portfolio for the three months ended September 30, 2024 compared to the same period in 2023 was primarily driven by contractual rent escalators in 2024.

NOI—Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment NOI for the three months ended September 30, 2024 compared to the same period in 2023 was relatively consistent.

Company Results

Interest and other income

The $5.5 million increase in interest and other income for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to interest income earned on cash invested in short-term money market funds.

Interest expense

The $2.5 million increase in interest expense, net of higher capitalized interest of $0.8 million, for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to an increase of $3.6 million due to higher effective interest rates, partially offset by a decrease of $0.4 million due to lower debt balances. Our weighted average effective interest rate was 4.44% and 4.33% for the three months ended September 30, 2024 and 2023, respectively. Our weighted average debt outstanding was $13.42 billion and $13.46 billion for the three months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization

The $66.1 million decrease in depreciation and amortization expense for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $55.2 million decrease in impairments, an $18.7 million decrease in amortization related to intangible assets that were fully amortized in 2024, partially offset by an $8.5 million increase in depreciation and amortization related to properties acquired or placed into service during or after the third quarter of 2023.

General, administrative and professional fees

The $1.8 million increase in general, administrative and professional fees for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower turnover and inflationary increases.

Loss on extinguishment of debt, net

The $0.6 million change in loss on extinguishment of debt, net for the three months ended September 30, 2024 was primarily due to a loss recognized in 2023 in connection with the repayment of a loan prior to maturity.

Transaction, transition and restructuring costs

Transaction, transition and restructuring costs include transition and integration expenses incurred by properties that have undergone operator or business model transitions; costs and expenses relating to mergers, acquisitions, investments, leases, management agreements and similar arrangements, strategic transactions, such as spin-offs, joint ventures, partnerships and minority investments, and other transactions; and costs and expenses related to organizational or other restructuring activities. The $1.5 million increase in transaction, transition and restructuring costs for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to costs incurred in connection with the lease amendment in the 2024 Kindred Agreements, partially offset by higher transition costs in 2023.

Recovery of allowance on loans receivable and investments, net

Recovery of allowance on loans receivable and investments, net for the three months ended September 30, 2024 compared to the same period in 2023 was relatively consistent.

Other expense

Other expense includes the changes in fair value of stock warrants, net expenses or recoveries related to significant disruptive events and other expenses or income. The $5.5 million decrease in other expense for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $4.5 million change in the fair value of stock warrants. For the three months ended September 30, 2024 and 2023, we recognized unrealized loss of $1.0 million and $5.5 million, respectively, relating to the change in fair value of stock warrants.

Income (loss) from unconsolidated entities

The $9.7 million change in income (loss) from unconsolidated entities for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $8.7 million gain recognized following Ardent’s initial public offering in July 2024 and the resulting decrease in our equity stake in Ardent from 7.5% to approximately 6.7% .

Gain on real estate dispositions

The $10.4 million decrease in gain on real estate dispositions for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a net gain of $0.3 million recognized on the sale of four properties in 2024, partially offset by a net gain of $10.7 million recognized in 2023 on the sale of seven properties.

Income tax (expense) benefit

The $3.0 million income tax expense for the three months ended September 30, 2024 is primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. The impact of the interest limitation was partially offset by reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities. The $1.7 million income tax benefit for the three months ended September 30, 2023 was primarily due to losses in certain of our TRS entities as well as an $8.0 million benefit from internal restructurings of our U.S. TRS entities.

Nine Months Ended September 30, 2024 and 2023

The table below shows our results of operations for the nine months ended September 30, 2024 and 2023 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2024	2023	$	%
NOI:
SHOP	$631,706	$525,977	$105,729	20.1%
Outpatient medical and research portfolio	435,938	428,987	6,951	1.6
Triple-net leased properties	453,028	452,726	302	0.1
Non-segment	10,716	28,376	(17,660)	(62.2)
Total NOI	1,531,388	1,436,066	95,322	6.6
Interest and other income	19,809	5,529	14,280	nm
Interest expense	(449,629)	(419,259)	(30,370)	(7.2)
Depreciation and amortization	(944,371)	(957,185)	12,814	1.3
General, administrative and professional fees	(121,556)	(112,494)	(9,062)	(8.1)
(Loss) gain on extinguishment of debt, net	(672)	6,189	(6,861)	(110.9)
Transaction, transition and restructuring costs	(16,143)	(11,580)	(4,563)	(39.4)
Recovery of allowance on loans receivable and investments, net	166	20,195	(20,029)	(99.2)
Shareholder relations matters	(15,751)	—	(15,751)	nm
Gain on foreclosure of real estate	—	29,127	(29,127)	100.0
Other (expense) income	(10,729)	765	(11,494)	nm
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(7,488)	(2,647)	(4,841)	nm
(Loss) income from unconsolidated entities	(5,406)	20,512	(25,918)	(126.4)
Gain on real estate dispositions	50,282	22,317	27,965	125.3
Income tax (expense) benefit	(7,764)	14,237	(22,001)	(154.5)
Net income	29,624	54,419	(24,795)	(45.6)
Net income attributable to noncontrolling interests	5,306	4,573	(733)	(16.0)
Net income attributable to common stockholders	$24,318	$49,846	$(25,528)	(51.2)
______________________________
nm - not meaningful

NOI—Senior Housing Operating Portfolio

The following table summarizes results of operations in our SHOP segment, including assets sold or classified as held for sale as of September 30, 2024 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—SHOP:
Resident fees and services	$2,476,436	$2,184,024	$292,412	13.4%
Less: Property-level operating expenses	(1,844,730)	(1,658,047)	(186,683)	(11.3)
NOI	$631,706	$525,977	$105,729	20.1

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Total communities	591	583	83.9%	80.9%	$4,921	$4,674

The NOI increase in our SHOP segment for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by positive trends in occupancy and revenue per occupied room, conversions from our triple-net leased properties to our SHOP segment and the addition of communities acquired in our SHOP segment. The revenue increase is partially offset by higher operating expenses in 2024, driven by the additions to our SHOP segment and an increase in occupancy in our same-store portfolio.

The following table compares results of operations for our 473 same-store SHOP communities (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—SHOP:
Resident fees and services	$2,065,939	$1,909,128	$156,811	8.2%
Less: Property-level operating expenses	(1,506,304)	(1,424,996)	(81,308)	(5.7)
NOI	$559,635	$484,132	$75,503	15.6

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Same-store communities	473	473	85.9%	82.8%	$4,920	$4,715

The NOI increase in our same-store SHOP segment for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by positive trends in occupancy and revenue per occupied room in 2024, partially offset by higher operating expenses driven by an increase in occupancy.

NOI—Outpatient Medical and Research Portfolio

The following table summarizes results of operations in our outpatient medical and research portfolio segment, including assets sold or classified as held for sale as of September 30, 2024 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—Outpatient Medical and Research Portfolio:
Rental income	$658,687	$645,137	$13,550	2.1%
Third party capital management revenues	1,954	1,849	105	5.7
Total revenues	660,641	646,986	13,655	2.1
Less:
Property-level operating expenses	(224,703)	(217,999)	(6,704)	(3.1)
NOI	$435,938	$428,987	$6,951	1.6

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Total outpatient medical and research portfolio	426	442	87.7%	87.6%	$38	$37

The NOI increase in our outpatient medical and research portfolio segment for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to properties acquired, leasing activity, improved parking revenues and a development project placed in service, partially offset by dispositions and higher operating expenses.

The following table compares results of operations for our 337 same-store outpatient medical and research portfolio (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—Outpatient Medical and Research Portfolio:
Rental income	$562,713	$545,847	$16,866	3.1%
Less: Property-level operating expenses	(181,275)	(173,550)	(7,725)	(4.5)
NOI	$381,438	$372,297	$9,141	2.5

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Same-store outpatient medical and research portfolio	337	337	90.9%	90.9%	$38	$37

The NOI increase in our same-store outpatient medical and research portfolio segment for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to leasing activity and high tenant retention at higher rates.

NOI—Triple-Net Leased Properties

The following table summarizes results of operations in our 302 triple-net leased properties segment, including assets sold or classified as held for sale as of September 30, 2024 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—Triple-Net Leased Properties:
Rental income	$464,651	$463,906	$745	0.2%
Less: Property-level operating expenses	(11,623)	(11,180)	(443)	(4.0)
NOI	$453,028	$452,726	$302	0.1

The NOI increase in our triple-net leased properties for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by acquisitions and contractual rent escalators, partially offset by rental income from communities that converted to our SHOP segment and dispositions.

The following table compares results of operations for our 265 same-store triple-net leased properties (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—Triple-Net Leased Properties:
Rental income	$430,717	$425,279	$5,438	1.3%
Less: Property-level operating expenses	(10,698)	(9,671)	(1,027)	(10.6)
NOI	$420,019	$415,608	$4,411	1.1

The NOI increase in our same-store triple-net leased properties segment for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by contractual rent escalators.

NOI—Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional capital management business, income from loans and investments and various corporate-level expenses not directly attributable to any of our three reportable business segments. The $17.7 million decrease in non-segment NOI for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the conversion of the outstanding principal amount of a loan to equity in May 2023.

Company Results

Interest and other income

The $14.3 million increase in interest and other income for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to interest income earned on cash invested in short-term money market funds.

Interest expense

The $30.4 million increase in interest expense, net of higher capitalized interest of $1.8 million, for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to an increase of $20.5 million due to higher effective interest rates and an increase of $14.5 million due to higher debt balances. Our weighted average effective interest rate was 4.40% and 4.19% for the nine months ended September 30, 2024 and 2023, respectively. Our weighted average debt outstanding was $13.4 billion and $13.0 billion for the nine months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization

The $12.8 million decrease in depreciation and amortization expense for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $26.5 million decrease in impairments, an $18.7 million decrease in amortization related to intangible assets that were fully amortized in 2024 and a $16.2 million decrease in depreciation and amortization related to properties sold after September 30, 2023, partially offset by a $43.6 million increase in depreciation and amortization primarily related to properties acquired or placed into service during 2023.

General, administrative and professional fees

The $9.1 million increase in general, administrative and professional fees for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower turnover and inflationary increases.

(Loss) gain on extinguishment of debt, net

The $6.9 million decrease to gain on extinguishment of debt, net for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to $8.3 million of gain recognized in 2023 in connection with the repurchase of outstanding indebtedness in 2023 as a result of cash tender offers.

Transaction, transition and restructuring costs

Transaction, transition and restructuring costs include transition and integration expenses incurred by properties that have undergone operator or business model transitions; costs and expenses relating to mergers, acquisitions, investments, leases, management agreements and similar arrangements, strategic transactions, such as spin-offs, joint ventures, partnerships and minority investments, and other transactions; and costs and expenses related to organizational or other restructuring activities. The $4.6 million increase in transaction, transition and restructuring costs for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to costs incurred in connection with the lease amendment in the 2024 Kindred Agreements, partially offset by higher transition costs in 2023.

Recovery of allowance on loans receivable and investments, net and Gain on foreclosure of real estate

For the nine months ended September 30, 2023, in connection with the Company’s equitization of a mezzanine loan, the Company recognized $49 million in income composed of the derecognition and reversal of a previously recorded allowance and a gain on foreclosure of real estate. These items did not recur in 2024 resulting in $49 million less in income compared to the nine months ended September 30, 2024 (on the recovery of allowance on loans receivable and investments, net and gain on foreclosure of real estate lines).

Shareholder relations matters

Shareholder relations matters for the nine months ended September 30, 2024 relates to proxy advisory costs related to our response to a proxy campaign associated with the Company’s 2024 annual meeting. There were no such costs incurred for the nine months ended September 30, 2023.

Other (expense) income

Other expense includes the changes in fair value of stock warrants, net expenses or recoveries related to significant disruptive events and other expenses or income. The $11.5 million change in other (expense) income for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $10.9 million decrease in insurance reimbursements received in 2024, net of impairments for damages caused by significant disruptive events.

(Loss) income from unconsolidated entities

The $25.9 million increase in loss from unconsolidated entities for the nine months ended September 30, 2024 compared to the same period in 2023 is primarily due to a $1.1 million increase in net losses incurred in our equity method investees, a $33.5 million gain recognized upon the sale of approximately 24% of our 9.8% ownership interest in Ardent in May 2023, partially offset by a $8.7 million gain recognized following Ardent’s initial public offering in July 2024 and the resulting decrease in our equity stake from 7.5% to approximately 6.7%.

Gain on real estate dispositions

The $28.0 million increase in gain on real estate dispositions was primarily due to a net gain of $50.3 million recognized during the nine months ended September 30, 2024 for the sale of 52 properties, partially offset by a net gain of $22.3 million in 2023 for the sale of 23 properties.

Income tax (expense) benefit

The $7.8 million of income tax expense for the nine months ended September 30, 2024 is primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 is retrospectively applied to October 1, 2023 and the cumulative effect tax of such interest limitation was recognized in the second quarter of 2024. The impact of the interest limitation was partially offset by reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities. The $14.2 million of income tax benefit for the nine months ended September 30, 2023 was primarily due to losses in certain of our TRS entities as well as an $8.0 million benefit from internal restructurings of our U.S. TRS entities.

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

The following table summarizes our FFO and Normalized FFO for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands). Normalized FFO for the nine months ended September 30, 2024 increased over the same period in 2023 due to increased net operating income from our properties led by our SHOP reportable business segment as a result of increased revenues driven by positive trends in occupancy and revenue per occupied room, partially offset by higher interest expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$19,243	$(71,124)	$24,318	$49,846
Adjustments:
Depreciation and amortization on real estate assets	303,599	369,781	942,399	955,353
Depreciation on real estate assets related to noncontrolling interests	(3,942)	(4,045)	(11,536)	(12,766)
Depreciation on real estate assets related to unconsolidated entities	12,890	11,057	36,707	31,909
Gain on real estate dispositions	(271)	(10,711)	(50,282)	(22,317)
Gain (loss) on real estate dispositions related to noncontrolling interests	—	2	9	(3)
Gain on real estate dispositions and other related to unconsolidated entities	(34)	—	(34)	(180)
Nareit FFO attributable to common stockholders	331,485	294,960	941,581	1,001,842
Adjustments:
Loss (gain) on derivatives, net	1,489	5,533	(6,463)	(7,685)
Non-cash income tax expense (benefit)	1,157	(3,417)	2,535	(19,231)
Loss (gain) on extinguishment of debt, net	—	612	672	(6,189)
Transaction, transition and restructuring costs	8,580	7,125	16,143	11,580
Amortization of other intangibles	96	96	289	289
Non-cash impact of changes to equity plan	(2,599)	(2,194)	2,596	2,626
Significant disruptive events, net	2,104	(872)	5,627	(3,438)
Recovery of allowance on loans receivable and investments, net	(56)	(66)	(166)	(20,195)
Gain on foreclosure of real estate	—	—	—	(29,127)
Shareholder relations matters	—	—	15,751	—
Other normalizing items (1)	—	—	2,660	—
Normalizing items related to noncontrolling interests and unconsolidated entities, net	(7,737)	2,778	(1,010)	(26,701)
Normalized FFO attributable to common stockholders	$334,519	$304,555	$980,215	$903,771
______________________________
(1)    Includes adjustments for unusual items, including $2.7 million for the nine months ended September 30, 2024 primarily related to the settlement by one of our operators of class action litigation in our SHOP segment.

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$19,243	$(71,124)	$24,318	$49,846
Adjustments:
Interest and other income	(8,204)	(2,754)	(19,809)	(5,529)
Interest expense	150,437	147,919	449,629	419,259
Depreciation and amortization	304,268	370,377	944,371	957,185
General, administrative and professional fees	35,092	33,297	121,556	112,494
Loss (gain) on extinguishment of debt, net	—	612	672	(6,189)
Transaction, transition and restructuring costs	8,580	7,125	16,143	11,580
Recovery of allowance on loans receivable and investments, net	(56)	(66)	(166)	(20,195)
Gain on foreclosure of real estate	—	—	—	(29,127)
Shareholder relations matters	—	—	15,751	—
Other expense (income)	3,935	9,432	10,729	(765)
Net income attributable to noncontrolling interests	1,753	1,565	5,306	4,573
(Income) loss from unconsolidated entities	(4,629)	5,119	5,406	(20,512)
Gain on real estate dispositions	(271)	(10,711)	(50,282)	(22,317)
Income tax expense (benefit)	3,002	(1,662)	7,764	(14,237)
NOI	$513,150	$489,129	$1,531,388	$1,436,066

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

To eliminate the impact of exchange rate movements, certain of our performance-based disclosures, including same-store NOI for SHOP and NNN, assume constant exchange rates across comparable periods, using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average exchange rate for the current period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility and commercial paper program, and proceeds from asset sales.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund acquisitions, investments and commitments and any development and redevelopment activities; (v) fund capital expenditures; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. Depending upon the availability of external capital, we believe our liquidity is sufficient to fund these uses of cash. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (including, in whole or in part, through joint venture arrangements with third parties) and borrowings under our revolving credit facilities and commercial paper program. However, an inability to access liquidity through multiple capital sources concurrently could have a material adverse effect on us.

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the nine months ended September 30, 2024, our material contractual obligations increased primarily due to net issuances of senior notes in 2024. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of September 30, 2024, we have a $2.75 billion unsecured revolving credit facility priced at SOFR plus 0.10%(“Adjusted SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of September 30, 2024, we had $2.7 billion of undrawn capacity under our unsecured revolving credit facility with $7.9 million outstanding and an additional $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of September 30, 2024, we had no borrowings outstanding under our commercial paper program.

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

During the nine months ended September 30, 2024, we repaid a C$500.0 million ($369.4 million) unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that would otherwise have matured in January 2025.

As of September 30, 2024, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $15.4 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas, Inc. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. As of September 30, 2024, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding. During the three and nine months ended September 30, 2024, we recognized approximately $8.1 million and $24.3 million respectively, of contractual interest expense and amortization of issuance costs of $1.7 million and $5.1 million, respectively, related to the Exchangeable Notes. Unamortized issuance costs of $12.0 million as of September 30, 2024 were recorded as an offset to senior notes payable and other debt on our Consolidated Balance Sheet.

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

Senior Notes

In February 2024, Ventas Canada Finance Limited (“Ventas Canada”) issued and sold C$650.0 million ($478.3 million) aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay a C$500.0 million ($369.4 million) unsecured term loan facility due 2025.

In April and May 2024, we repaid $800.0 million senior notes consisting of $400.0 million aggregate principal amount of 3.50% Senior Notes due 2024 and $400.0 million aggregate principal amount of 3.75% Senior Notes due 2024 at maturity primarily with cash on hand and through our commercial paper program.

In April 2024, we repaid C$73.0 million ($53.4 million) aggregate principal amount of 2.80% Senior Notes, Series E due 2024 at maturity with cash on hand.

In May 2024, Ventas Realty issued and sold $500.0 million aggregate principal amount of 5.625% Senior Notes due 2034 in a registered public offering. The proceeds were primarily used to repay balances outstanding under our commercial paper program.

In September 2024, Ventas Realty issued and sold $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035 in a registered public offering. We intend to use the proceeds for general corporate purposes, which may include funding of acquisitions or the repayment of other indebtedness.

In September 2024, we repaid C$163.3 million ($120.8 million) aggregate principal amount of 4.125% Senior Notes due 2024 at maturity with cash on hand.

Mortgages

In February 2024, we entered into a C$52.8 million ($39.1 million) fixed rate mortgage loan, which accrues interest at 4.644%, matures in 2029 and is secured by one senior housing community in Canada.

In April 2024, we entered into an aggregate C$103.0 million ($75.5 million) fixed rate mortgage loans, which accrue interest at a blended rate of 4.90%, mature in 2029 and are secured by two senior housing communities in Canada.

In May 2024, we entered into a $52.3 million fixed rate mortgage loan, which accrues interest at 6.02%, matures in 2034 and is secured by one outpatient medical building in California.

Equity Offerings

In September 2024, we entered into an “at-the-market” equity offering program (“2024 ATM Program”), which provides for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock. In connection with our entry into the 2024 ATM Program, we terminated our prior “at-the-market” equity offering program (together with the 2024 ATM Program, the “ATM Programs”) under the ATM Sales Agreement dated November 8, 2021 and amended February 20, 2024, pursuant to which we previously, from time to time, could sell up to $1.0 billion aggregate gross sales price of shares of our common stock. The ATM Programs have allowed us to enter into forward sales agreements, discussed below. By utilizing a forward sales agreement, we can secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date.

As of September 30, 2024, the remaining amount available under our 2024 ATM Program for future sales of our common stock was $1.9 billion.

ATM Share Issuances

During the three months ended September 30, 2024, we issued 5.9 million shares of our common stock under our ATM Programs for gross proceeds of $362.6 million, representing an average price of $61.22 per share, of which 4.5 million shares and $282.0 million of gross proceeds were issued and settled via forward sales agreements. During the nine months ended September 30, 2024, we issued 16.4 million shares of our common stock under our ATM Programs for gross proceeds of $862.0 million, representing an average price of $52.70 per share, of which 4.5 million shares and $282.0 million of gross proceeds were issued and settled via forward sales agreements.

Forward Sales Agreements

As of September 30, 2024, we have unsettled forward sales agreements for 2.6 million shares or approximately $158.6 million in gross proceeds with varying maturity dates through December 2025.

In October 2024, we entered into additional unsettled forward sales agreements for 0.8 million shares or approximately $51.0 million in gross proceeds with varying maturity dates through December 2025.

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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized over the life of the related debt and recorded in interest expense in the Consolidated Statements of Income.

As of September 30, 2024, our variable rate debt obligations of $0.8 billion reflect, in part, the effect of $142.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt.

As of September 30, 2024, our fixed rate debt obligations of $13.0 billion reflect, in part, the effect of $526.7 million and C$639.8 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031 in each case, that effectively convert variable rate debt to fixed rate debt.

2024 Activity

From June through September 2024, we entered into an aggregate $350.0 million treasury locks to hedge interest rate risk on future debt issuances. In September 2024, we terminated the treasury locks in conjunction with the issuance of the $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035.

Dividends

During the nine months ended September 30, 2024, we declared a dividend of $0.45 per share of our common stock in each of the first, second and third quarter. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2024.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2024	2023	$	%
Cash, cash equivalents and restricted cash at beginning of period	$563,462	$170,745	$392,717	nm
Net cash provided by operating activities	955,984	840,789	115,195	13.7
Net cash used in investing activities	(840,875)	(141,388)	(699,487)	nm
Net cash provided by (used in) financing activities	489,019	(378,294)	867,313	nm
Effect of foreign currency translation	(1,893)	(106)	(1,787)	nm
Cash, cash equivalents and restricted cash at end of period	$1,165,697	$491,746	$673,951	137.1
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $115.2 million during the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to higher property NOI in 2024, partially offset by higher interest expense and costs related to shareholder relations matters in 2024.

Cash Flows from Investing Activities

Net cash used in investing activities increased $699.5 million during the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to higher acquisition volume and investment in loans receivable in 2024.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities changed $867.3 million during the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to higher issuances of common stock.

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

We are party to certain agreements that obligate us to develop senior housing communities, outpatient medical buildings or research centers funded through capital that we and, in certain circumstances, our joint venture partners provide. As of September 30, 2024, we had four active and committed projects pursuant to these agreements, including three projects that are unconsolidated.

In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities, outpatient medical buildings and research centers to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under “Note 10 – Senior Notes Payable and Other Debt” to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, as of September 30, 2024, we had $16.3 million outstanding letters of credit obligations. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above.

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

The following summarizes our guarantor and issuer balance sheet and statement of income information as of September 30, 2024 and December 31, 2023 and for the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands) for each of Ventas Realty, as issuer of certain notes registered under the Exchange Act, and Ventas, Inc., on an unconsolidated basis, as guarantor of such notes:

Balance Sheet Information

	As of September 30, 2024
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$18,414,436	$3,049,371
Total assets	19,189,328	3,144,689
Liabilities and equity
Intercompany loans	13,600,252	(4,336,748)
Total liabilities	13,864,627	4,639,233
Redeemable OP unitholder and noncontrolling interests	110,832	—
Total equity (deficit)	5,213,869	(1,494,545)
Total liabilities and equity	19,189,328	3,144,688

	As of December 31, 2023
	Guarantor	Issuer
Assets
Investment in and advances to affiliates	$17,534,658	$3,049,374
Total assets	17,845,979	3,152,334
Liabilities and equity
Intercompany loans	12,437,182	(4,278,847)
Total liabilities	12,660,012	4,467,637
Redeemable OP unitholder and noncontrolling interests	129,346	—
Total equity (deficit)	5,056,621	(1,315,303)
Total liabilities and equity	17,845,979	3,152,334

Statement of Income Information

	For the Nine Months Ended September 30, 2024
	Guarantor	Issuer
Equity earnings in affiliates	$175,499	$—
Total revenues	184,603	111,092
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	29,330	(171,976)
Net income (loss)	24,318	(171,976)
Net income (loss) attributable to common stockholders	24,318	(171,976)

	For the Year Ended December 31, 2023
	Guarantor	Issuer
Equity earnings in affiliates	$31,025	$—
Total revenues	37,515	145,269
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(38,639)	(213,851)
Net loss	(40,973)	(213,851)
Net loss attributable to common stockholders	(40,973)	(213,851)

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

As of September 30, 2024 and December 31, 2023, the fair value of our secured and non-mortgage loans receivable, based on our estimates of current prevailing rates for comparable loans, was $168.8 million and $53.1 million, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of September 30, 2024	As of December 31, 2023
Gross book value	$12,984,274	$12,458,828
Fair value	13,066,288	11,994,321
Fair value reflecting change in interest rates:
-100 basis points	13,567,878	12,457,648
+100 basis points	12,553,108	11,568,461

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30, 2024	As of December 31, 2023	As of September 30, 2023
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,833,651	$9,302,840	$9,273,091
Unsecured term loans	400,000	400,000	400,000
Mortgage loans and other	2,750,623	2,755,988	2,710,912
Subtotal fixed rate	12,984,274	12,458,828	12,384,003
Variable rate:
Unsecured revolving credit facility	7,922	14,006	31,677
Unsecured term loans	300,000	677,501	668,270
Commercial paper notes	—	—	—
Mortgage loans and other	479,824	418,263	395,412
Subtotal variable rate	787,746	1,109,770	1,095,359
Total	$13,772,020	$13,568,598	$13,479,362
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	71.4%	68.6%	68.8%
Unsecured term loans	2.9	2.9	3.0
Mortgage loans and other	20.0	20.3	20.1
Variable rate:
Unsecured revolving credit facility	0.1	0.1	0.2
Unsecured term loans	2.2	5.0	5.0
Commercial paper notes	—	—	—
Mortgage loans and other	3.4	3.1	2.9
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	4.1%	3.8%	3.8%
Unsecured term loans	4.7	4.7	4.7
Mortgage loans and other	4.3	4.2	4.2
Variable rate:
Unsecured revolving credit facility	5.5	6.1	6.1
Unsecured term loans	6.0	6.3	6.3
Commercial paper notes	—	—	—
Mortgage loans and other	5.7	6.1	6.0
Total	4.2	4.1	4.1

The variable rate debt as of September 30, 2024 in the table above reflects, in part, the effect of $142.3 million notional amount of interest rate swaps with maturities on March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt as of September 30, 2024 in the table above reflects, in part, the effect of $526.7 million and C$639.8 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

The decrease in our outstanding variable rate debt at September 30, 2024 compared to December 31, 2023 is primarily attributable to the repayment of C$500.0 million ($369.4 million) unsecured term loan.

The increase in our outstanding fixed rate debt at September 30, 2024 compared to December 31, 2023 was primarily attributable to the issuance of our $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of September 30, 2024 of $787.7 million, interest expense on an annualized basis would increase by approximately $7.9 million, or less than $0.02 per diluted common share.

As of September 30, 2024 and December 31, 2023, our joint venture partners’ aggregate share of total consolidated debt was $311.7 million and $297.5 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $650.2 million and $575.3 million as of September 30, 2024 and December 31, 2023, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2024 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Net Income and Normalized FFO for the nine months ended September 30, 2024 would decrease or increase by less than $0.01 per diluted common share. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of 2024 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In the third quarter of 2024, there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2023 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2024:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31	202	$50.88	—	—
August 1 through August 31	462	61.45	—	—
September 1 through September 30	260	64.97	—	—
Total	924	$60.13	—	—
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

On August 13, 2024, Gregory R. Liebbe, Chief Accounting Officer of the Company, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Liebbe’s trading plan is with respect to his expiring options and covers the potential exercise and sale of up to 21,114 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and August 10, 2025.

On September 15, 2024, Walter C. Rakowich, a director of the Company, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Rakowich’s trading plan is for the sale of (i) up to 1,459 shares of our common stock, representing 40% of the gross share amount issuable upon the vesting of restricted stock units granted to him in May 2024 and (ii) 40% of the gross amount of any shares of our common stock issuable upon the vesting of any restricted stock units we may grant to him on or around April or May 2025, and terminates on the earlier of the date all the shares under the plan are sold and June 30, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
4.1
Ninth Supplemental Indenture, dated September 9, 2024, among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as Trustee (including the form of the 5.000% Senior Notes due 2035), incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on September 9, 2024.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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
Date: October 31, 2024

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer