Form 10-K
period 2024-12-31
Ventas, Inc.
filed 2025-02-13
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 North LaSalle Street, Suite 1600
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024, based on a closing price of the common stock of $51.26 as reported on the New York Stock Exchange, was $21.1 billion.
As of February 7, 2025, there were 437,139,980 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

CAUTIONARY STATEMENTS

    Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us,” “our,” “Company” and other similar terms in this Annual Report on Form 10-K (the “Annual Report”) refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, among others, statements of expectations, beliefs, future plans and strategies, anticipated results from operations and developments and other matters that are not historical facts. Forward-looking statements include, among others, statements regarding our and our officers’ intent, belief or expectation as identified by the use of phrases or words such as “assume,” “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “opportunity,” “estimate,” “could,” “would,” “should,” “line of sight,” “outlook” and other comparable and derivative terms or the negatives thereof. Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. We urge you to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in “Item 1A, Risk Factors” of this Annual Report.

i

Summary Risk Factors

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report, together with the other information in this Annual Report. If any of the following risks, or any other risks and uncertainties that are not addressed below or elsewhere in this Annual Report or that we have not yet identified, actually occur, our business, financial condition and results of operations could be materially adversely affected and the value of our securities could decline.

Risks Related to Our Business Operations and Strategy
•Macroeconomic trends, including trends relating to labor costs, unemployment, inflation, interest rates and exchange rates, may affect our business and financial results
•Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business
•Economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results
•To the extent that we or our managers, tenants and borrowers are unable to navigate successfully the trends affecting our or their businesses and the industries in which we or they operate, we may be adversely affected
•We are vulnerable to adverse changes affecting our specific asset classes and the real estate industry generally
•Our third-party managers and tenants operate or exert substantial control over the properties that they manage for or rent from us, which limits our control and influence over operations and results
•Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations
•A significant portion of our revenues and operating income is dependent on a limited number of managers and tenants, including Atria, Sunrise, Le Groupe Maurice, Brookdale, Ardent and Kindred
•If we need to replace any of our managers or tenants, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations
•If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected
•We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our managers, tenants, borrowers and other obligors
•The hospitals on or near the campuses where our outpatient medical buildings are located and their affiliated health systems may not remain competitive or financially viable
•Our research tenants face unique levels of expense and uncertainty
•If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment
•Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our expansion opportunities
•Our investments in and acquisitions of properties may be unsuccessful or fail to meet our expectations
•Our investments in co-investment vehicles, joint ventures and minority interests may subject us to risks and liabilities that we would not otherwise face
•Increased construction and development in the markets in which our properties are located could adversely affect our future occupancy rates, operating margins and profitability
•Merger, acquisition and investment activity in our industries resulting in a change of control of, or a competitor’s investment in, one or more of our managers, tenants or borrowers could adversely affect our business, financial condition and results of operations
•Development, redevelopment and construction risks could affect our profitability
•We may face increased risks and costs associated with volatility in materials and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects
•Our success depends, in part, on our ability to attract and retain talented employees. The loss of any one of our key personnel or the inability to maintain appropriate staffing could adversely impact our business
•We may be required to recognize reserves, allowances, credit losses or impairment charges
•We own properties that are subject to ground lease, air rights or other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to loss of the properties if such agreements are breached by us or terminated

•Purchase options, rights of first offer or rights of first refusal in favor of third parties could negatively affect us or discourage prospective buyers from negotiating with us with respect to the sale of our properties
•Damage from catastrophic or extreme weather and other natural events and the physical effects of climate change could result in losses to the Company
•Cybersecurity threats and incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of or unauthorized access to confidential or personal information or damage our or their business relationships and reputation
•Damage to our reputation could adversely affect our business, financial condition or result of operations
•Activist investors could cause us to incur substantial costs, divert management’s attention and have an adverse effect on our business

Our Capital Structure Risks
•Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations
•We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective
•We have a significant amount of outstanding indebtedness and may incur additional indebtedness in the future
•Limitations on our ability to access the capital markets could have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy
•We may be adversely affected by fluctuations in currency exchange rates
•Covenants in the instruments governing our and our subsidiaries’ existing indebtedness limit our operational flexibility, and a covenant breach could adversely affect our operations

Our Legal, Compliance and Regulatory Risks
•Significant legal or regulatory proceedings could subject us or our managers, tenants or borrowers to increased operating costs and substantial uninsured liabilities, which could adversely affect our or their liquidity, financial condition and results of operations
•We and our managers, tenants and borrowers may be adversely affected by regulation and enforcement
•Our investments may expose us to unknown liabilities
•We and our managers, tenants and borrowers may be adversely affected by complex and evolving laws and regulations regarding data privacy and cybersecurity
•The amount and scope of insurance coverage provided by our policies and policies maintained by our managers, tenants or other counterparties may not adequately insure against losses
•Failure to maintain effective internal controls could harm our business, results of operations and financial condition
•We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes
•There can be no assurance as to the total amount of financial assistance that we or our managers, tenants or borrowers will retain from programs implemented under the CARES Act and other pandemic-related legislation

Our REIT Status Risks
•Loss of our status as a REIT would have significant adverse consequences for us and the value of our common stock
•To preserve our qualification as a REIT, our certificate of incorporation contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of our company
•Complying with REIT requirements may cause us to forego otherwise attractive opportunities (including investing in our tenants) or liquidate otherwise attractive investments

Note Regarding Third-Party Information

This Annual Report includes information that has been provided to us by our managers, tenants, borrowers, business partners and investments unconsolidated entities from SEC filings or other publicly available information of our tenants, managers, business partners and unconsolidated entities in which we invest. We believe that such information is accurate and that the sources from which it has been obtained are reliable. However, we cannot guarantee the accuracy of such information and have not independently verified the assumptions on which such information is based.

PART I

ITEM 1.    Business

BUSINESS

Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of December 31, 2024, we owned or had investments in 1,387 properties consisting of 1,356 properties in our reportable business segments (“Segment Properties”) and 31 properties held by unconsolidated real estate entities in our non-segment operations. Our Company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally are not required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of technical requirements, which impact how we invest in, operate and manage our assets. See “Risk Factors—Our REIT Status Risks” included in Part I, Item 1A of this Annual Report on Form 10-K (the “Annual Report”).

We operate through three reportable business segments: senior housing operating portfolio, which we refer to as “SHOP,” outpatient medical and research portfolio, which we refer to as “OM&R,” and triple-net leased properties, which we refer to as “NNN.” We also hold assets outside of our reportable business segments, which we refer to as non-segment assets and which consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable as well as investments in unconsolidated entities. Our investments in unconsolidated entities include investments made through our third-party institutional private capital management platform, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). See our Consolidated Financial Statements and the related notes, including “Note 7 – Investments in Unconsolidated Entities” included in Part II, Item 8 of this Annual Report.

Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, based on net operating income (“NOI”) for each segment. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 18 – Segment Information” included in Part II, Item 8 of this Annual Report.

The following table summarizes information for our portfolio for the year ended December 31, 2024 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$866,383	41.9%	629
Outpatient medical and research portfolio (OM&R)	579,271	28.0%	426
Triple-net leased properties (NNN)	606,225	29.3%	301
Non-segment (2)	17,204	0.8%	n/a
	$2,069,083	100%	1,356
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
(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments.

Business Strategy

For more than 25 years, Ventas has pursued what we believe is a successful, enduring strategy focused on delivering outsized value to stockholders and other key stakeholders by enabling exceptional environments that benefit the aging population. Working with industry-leading care providers, partners, developers and research and medical institutions, our collaborative and experienced team is focused on achieving consistent, superior total returns through: (1) delivering profitable organic growth in senior housing, (2) capturing value-creating external growth focused on senior housing, (3) driving strong execution and cash flow generation throughout our portfolio of high-quality assets unified in serving the large and growing aging population and (4) maintaining financial strength, flexibility and liquidity.

Our objective is to generate reliable and growing cash flows from our portfolio, which enables us to pay regular cash dividends to stockholders and creates opportunities to increase stockholder value.

Our Businesses

Senior Housing Operating Portfolio (SHOP)

In our SHOP segment, we own and invest in senior housing communities. We participate directly in the financial performance of the communities’ operations and are generally responsible for all operational costs, expenses and other liabilities. We typically engage third-party managers to operate the communities on our behalf but generally hold applicable healthcare licenses and enroll in applicable government healthcare programs on behalf of the communities in our SHOP segment.

The senior housing communities in our SHOP segment include independent living communities, assisted living communities, memory care communities and continuing care retirement communities. Independent living communities are typically age-restricted multifamily rental properties with central dining facilities that provide residents with access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities. Assisted living communities typically offer similar services as independent living communities, plus supportive care that is provided by trained employees to residents who require assistance with activities of daily living, such as bathing, dressing and medication management. Memory care communities provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. Continuing care retirement communities are typically age-restricted properties that offer a continuum of care, and may include a combination of independent living, assisted living, memory care and skilled nursing units. Our assisted living, memory care and continuing care retirement communities are generally subject to state licensure requirements for the delivery of some or all of their services, while our independent living communities generally are not. Charges for room, board and services at these communities are generally paid from private sources, with limited reliance on government reimbursement programs such as Medicaid.

Because we have elected to be taxed as a REIT, we are subject to restrictions impacting how we invest in, operate or manage our properties, including the senior housing communities in our SHOP segment. Some of those restrictions depend on whether a senior housing community is treated as a “qualified healthcare property” under the REIT rules. We treat most of the senior housing communities in our SHOP segment as “qualified healthcare properties.” Senior housing communities in our SHOP segment that are “qualified healthcare properties” generally must be managed and operated by a third-party manager, including for purposes of procuring supplies, hiring and training employees, entering into third-party contracts for the benefit of the property and providing resident care and services. Senior housing communities that are not “qualified healthcare properties” may be managed by us directly through a taxable REIT subsidiary or by a third-party manager. See “—Government Regulation—Tax Regulation included in Part I, Item 1 of this Annual Report.”

Where we engage a third-party manager, either by choice or as required by REIT tax rules, we generally rely on the third-party managers’ personnel, expertise, technical resources and information systems, risk management processes, proprietary information, good faith and judgment to manage the senior housing communities’ operations efficiently and effectively. We also rely on the third-party managers to set appropriate resident fees, to provide accurate property-level financial results in a timely manner and otherwise manage risk and operate the senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. We are generally responsible for all operational costs, expenses and other risks and liabilities. While our managers typically indemnify us for liabilities arising out of certain of their actions such as gross negligence, fraud or willful misconduct, we may not be able to enforce these rights, or we may determine it is not prudent to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches See “Risk Factors—Risks Related to Our Business Operations and Strategy—Our third-party managers and tenants operate or exert substantial control over the properties that they manage for or rent from us, which limits our control and influence over operations and results” and “Risk Factors—Risks Related to Our Business Operations and Strategy—Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations” included in Part I, Item 1A of this Annual Report.

Our management agreements typically have fixed terms and are subject to renewal under certain conditions. These agreements may include provisions for termination under specific circumstances, with or without the payment of a fee. The managers generally receive annual management fees which are calculated based on various performance measures, which may include revenue, NOI and other objective financial metrics. Additionally, incentive fees may be awarded if specified performance targets are met.
As of December 31, 2024, 28 third-party managers operated all of the 629 properties in our SHOP segment on our behalf. The following table provides information regarding our significant SHOP manager concentration as of and for the year ended December 31, 2024:

	Percentage of Total NOI	Segment Properties	Percentage of Segment Properties
Atria Senior Living, Inc.	18.6%	199	14.7%
Sunrise Senior Living, LLC	6.2	98	7.2
Le Groupe Maurice	6.0	37	2.7

The properties in our SHOP segment managed by Atria Senior Living, Inc. (together with its subsidiaries, “Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Le Group Maurice (together with its subsidiaries, “Le Groupe Maurice”) accounted for a significant portion of our SHOP segment revenues and NOI for the year ended December 31, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration risk” included in Part II, Item 7 of this Annual Report and “Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of managers and tenants, including Atria, Sunrise, Le Groupe Maurice, Brookdale, Ardent and Kindred” included in Part I, Item 1A of this Annual Report.

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, as well as the right to appoint two members to the Atria Board of Directors. See Note 7 – Investments in Unconsolidated Entities of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a further discussion of our ownership interest.

Outpatient Medical and Research Portfolio (OM&R)

In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers.

Our outpatient medical buildings, which are predominantly located on or contiguous to a health system campus, are generally multi-tenant properties leased to health systems and several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group, including neighboring health systems. Tenants typically require customized space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. Outpatient medical buildings typically require enhanced plumbing, electrical and mechanical systems to accommodate the needs of healthcare providers such as sinks in every room, brighter lights and specialized medical equipment.

Our research centers generally contain laboratory and office space that is leased primarily to universities, academic medical centers, technology, biotechnology, medical device and pharmaceutical companies and other organizations involved in the research industry. While these properties may have certain characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, heating, ventilating and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, research center tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives. Our research centers are often located on or contiguous to university and academic medical campuses.

We lease these properties to tenants under varying lease types that obligate the tenants to pay rent, and may require the tenant to pay their proportionate share of some or all property-related expenses, including utilities, real estate taxes, insurance, repairs and maintenance, cleaning, roads and grounds expense and other expenses. The leases are typically for a fixed term, and may be subject to renewal under certain conditions.

Although we do not participate directly in the financial performance of our tenants’ operations, we are exposed to the credit risk of our tenants in our OM&R segment. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected” included in Part I, Item 1A of this Annual Report.

Through our Lillibridge subsidiary and our 50% ownership interest in PMB Real Estate Services LLC (“PMBRES”), a property management platform, we provide outpatient medical building and research center management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems and universities, academic medical centers, biotech and other similar companies throughout the United States.

Triple-Net Leased Properties (NNN)

In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities.

The senior housing communities in our NNN segment may include independent living communities, assisted living communities, memory care communities and continuing care retirement communities, which property types are described in more detail above in “—Senior Housing Operating Portfolio (SHOP).”

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

IRFs are devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues. Other healthcare facilities provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. These other healthcare facilities may also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy.

Charges for services provided at SNFs, LTACs, IRFs and other healthcare facilities are generally paid from a combination of government reimbursement, commercial insurance and other private sources.

We lease these properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. The leases in our NNN segment typically contain annual or periodic rent escalators that may be contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. These agreements may include provisions for termination under specific circumstances, including in the event of a monetary or non-monetary default by the tenant or in the event of a failure of the tenant to meet certain financial or operational covenants. The agreements typically include broad indemnities in our favor from the tenant for liabilities arising out of the tenant’s operations. Although we do not participate directly in the financial performance of the tenants’ operations, we are exposed to the credit risk of our tenants in our NNN segment. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected” included in Part I, Item 1A of this Annual Report.

The following table provides information regarding our significant triple-net leased tenant concentration as of and for the year ended December 31, 2024:

	Percentage of Total NOI	Segment Properties	Percentage of Segment Properties
Brookdale Senior Living, Inc. (1)	7.2%	121	8.9%
Kindred Healthcare, LLC	6.7	34	2.5
Ardent Health Partners, LLC (2)	6.6	11	0.8
______________________________
(1)Excludes nine properties managed by Brookdale Senior Living, Inc. pursuant to long-term management agreements and included in the SHOP segment.
(2)We also lease 19 outpatient medical buildings to Ardent, which are included in the OM&R segment.

The properties we lease to Brookdale Senior Living, Inc. (together with its subsidiaries, “Brookdale”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) accounted for a significant portion of our NNN segment revenues and NOI for the year ended December 31, 2024. See “Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of managers and tenants, including Atria, Sunrise, Le Groupe Maurice, Brookdale, Ardent and Kindred” included in Part I, Item 1A of this Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Concentration Risk,” included in Part II, Item 7 of this Annual Report and “Note 3 – Concentration of Credit Risk” included in Part II, Item 8 of this Annual Report.

As of December 31, 2024, we held warrants for 11.1 million shares of Brookdale common stock, which are exercisable at any time prior to December 31, 2025 and have an exercise price of $3.00 per share (the “Brookdale Warrants”). In addition, we hold warrants exercisable at any time prior to September 13, 2034 for 9.9% of the common equity of a parent company of Kindred exercisable at the pre-transaction value of such common equity (the “Scion Warrants”). See “Note 9 – Other Assets” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

As of December 31, 2024, we held an approximately 6.7% ownership interest in Ardent. See “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a further discussion of our ownership interest.

Non-Segment Assets

Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable. Our loans receivable and investments generally provide us with interest income and fees and are often secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related properties or may take the form of mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. Non-segment assets also include other assets, such as our Brookdale and Kindred Warrants. See “Note 6 – Loans Receivable and Investments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Although we do not participate directly in the financial performance of the operations of our borrowers’ properties, we are directly exposed to the credit risk of our borrowers and therefore indirectly to the operational risks of our borrowers. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected” included in Part I, Item 1A of this Annual Report.

Non-segment assets also include our investments in unconsolidated entities, including investments in unconsolidated real estate entities through our third-party institutional private capital management platform, VIM, and investments in unconsolidated operating entities, such as Ardent and Atria. Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles. In these arrangements, we are typically the general partner and earn fees as a result of that service. The assets in our VIM business are primarily comprised of three platforms: the Ventas Fund, a state pension fund joint venture and a sovereign wealth fund joint venture. The Ventas Fund is a perpetual life vehicle focused on investments in core and core plus life science, outpatient medical and senior housing real estate in North America. Our state pension fund joint venture is principally focused on investment in ground up development and value added redevelopment of senior housing. Our sovereign wealth fund joint venture is focused on university-based research and innovation development projects. In the Ventas Fund and certain other ventures, we have the ability to earn revenues through incentive fees periodically during the life of a venture. See “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Development and Redevelopment Activities

From time to time, we engage in development and redevelopment activities within our reportable business segments and through our investments in unconsolidated entities. For example, we are party to certain agreements that commit us to develop properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2024, we had three active and committed projects pursuant to these agreements, including two projects that are unconsolidated. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities, outpatient medical buildings and research centers to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Geographic Diversification of Properties

Our portfolio of assets is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total revenues for the year ended December 31, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Concentration Risk.” included in Part II, Item 7 of this Annual Report.

Competition

We generally compete for investments in real estate with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Risks Related to Our Business Operations and Strategy—Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our expansion opportunities” included in Part I, Item 1A of this Annual Report and “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our managers, tenants and borrowers typically compete on a local and regional basis with other organizations that provide comparable services. They typically compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. With respect to outpatient medical buildings and research centers, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system or university, physician preferences and proximity to hospital or university campuses or research centers and quality of lab space. The ability of our managers, tenants and borrowers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Our Legal, Compliance and Regulatory Risks—We and our managers, tenants and borrowers may be adversely affected by regulation and enforcement” included in Part I, Item 1A of this Annual Report.

Human Capital Management

At Ventas, our experienced team drives our success and creates value. As of December 31, 2024, we had 498 employees, none of which are subject to a collective bargaining agreement.

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

The Compensation Committee and Nominating, Governance and Corporate Responsibility (“NGCR”) Committee of our Board of Directors provide oversight on certain human capital matters, goals and framework. We report on human capital matters regularly to our Compensation Committee and periodically to our Board of Directors. The most significant human capital measures and objectives that we focus on include the topics described below.

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

Employee engagement and employee satisfaction contribute to our ability to attract and retain top talent. Each year, we conduct an employee engagement survey through an independent third party, which measures our progress on key employee issues and identifies opportunities for evolving our programs.

Compensation and Benefits

Ventas prides itself in offering an industry-leading compensation and benefits package. Our benefits programs include a robust offering of medical, dental, vision, life, accidental death and dismemberment, disability plans and wellness programs, all of which require very low employee contributions or are offered at no cost to employees. We also provide other ancillary benefits at competitive group rates that allow employees to customize benefits to best meet their needs. The Ventas retirement plans consist of a 401(k) profit sharing plan with both pretax and Roth offerings and competitive employer matching contributions.

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

Organizational Resilience

Our talented employee base is the foundation of our organizational resilience. As part of our employee value proposition, in addition to competitive compensation and benefits offerings, we invest in growth, development opportunities and comprehensive performance management for our employees that empower them to realize their full potential, expand their capabilities and fill critical roles within the organization. Our employee base is comprised of a mix of longer tenured employees, who contribute deep institutional experience and knowledge, and shorter tenured employees, who contribute new perspectives and ways of doing things. As of December 31, 2024, more than 40% of our employees have been promoted or transferred internally for new opportunities, reflecting our deep commitment to creating an environment where people can build their careers.

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

The CEO and Vice President, Human Resources support the annual succession plan review conducted by the Nominating, Governance & Corporate Responsibility Committee by providing information about each executive role and succession scenarios, including an overview of each potential successor’s experience and potential, readiness assessment and planned leadership development opportunities. The independent members of the Board also regularly interact with executives across several leadership levels of Ventas through management presentations at the Board meetings and other informal events to form their own independent assessment of senior leaders.

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

Corporate Sustainability

Ventas has a robust, data-driven strategy designed to support the sustainable growth of our business and build long-term value for shareholders and other key stakeholders. Three priorities guide our efforts:

•Our Impact: Enabling Sustainable Environments and Strong Communities
•Our Employees: Empowering Exceptional People
•Our Standards: Leading in Governance and Transparency

Ventas has set measurable goals related to each of our key sustainability topics and progress towards these goals is reported annually in our Corporate Sustainability Report.

These matters are overseen by our NGCR Committee. Our EVP, General Counsel and Ethics & Compliance Officer and VP, Corporate ESG & Sustainability report on these matters regularly to the NGCR Committee and periodically to our Board of Directors.

Insurance

We maintain or require in our lease, management and other agreements that our managers, tenants or other counterparties maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly situated companies in each industry and we frequently review our insurance programs and requirements. The insurance that we maintain or require may take the form of commercial insurance, captive insurance or self-insurance.

We maintain the property insurance for a vast majority of our properties in our OM&R and SHOP segments. We also maintain liability insurance for certain outpatient medical properties, as well as the general and professional liability insurance for certain senior housing communities and related operations in our SHOP segment. However, some senior housing managers maintain the general and professional liability insurance for our senior housing communities and related operations that they manage in accordance with the terms of our management agreements.

Through our OM&R segment, we provide engineering, construction and architectural services in connection with new development projects, and we maintain and cause tenants, contractors, design professionals and other parties involved with such services to maintain property and liability insurance with respect to those activities.

In May 2020, the Company formed a wholly-owned captive insurance company, which provides insurance coverage for losses below the deductible and within the self-insured retention of the commercial property, general and professional liability insurance that we maintain for certain of our outpatient medical and senior housing locations.

Additional Information

We maintain a website at www.ventasreit.com and an Investor Relations website at ir.ventasreit.com. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website in addition to following our press releases, SEC filings and public conference calls and webcasts. The information on our website and our Investor Relations website is not incorporated by reference in this Annual Report, and our web addresses are included as an inactive textual reference only.

We make available, free of charge, through our Investor Relations website, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our Guidelines on Governance, our Global Code of Ethics and Business Conduct (including waivers from and amendments to that document) and the charters for each of our Audit and Compliance, Nominating and Corporate Governance and Compensation Committees are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to our Corporate Secretary at Ventas, Inc., 300 North LaSalle Street, Suite 1600, Chicago, Illinois 60654.

GOVERNMENT REGULATION

United States Healthcare Regulation, Licensing and Enforcement

Overview

We, along with our managers, tenants and borrowers in the United States, are subject to or impacted by extensive and complex federal, state and local healthcare laws and regulations, including laws and regulations relating to quality of care, licensure and certificates of need (“CON”), conduct of operations, government reimbursement, such as Medicare and Medicaid, fraud and abuse, qualifications of personnel, appropriateness and classification of care, adequacy of plant and equipment and data privacy and cybersecurity. In our SHOP segment, these laws and regulations typically apply directly to us and our senior housing communities, where we generally hold the applicable healthcare licenses. In some instances, we enroll in government reimbursement programs, such as Medicaid. In our other segments, our tenants and borrowers are typically subject to these laws and regulations. Imposition of sanctions associated with these laws and regulations could adversely affect the tenant’s or borrower’s ability to satisfy its obligations to us. See “Risk Factors—Risks Related to Our Business Operations and Strategy—Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations” and “Risk Factors—Risks Related to Our Business Operations and Strategy—If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected” included in Part I, Item 1A of this Annual Report.

Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal, and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by us or our managers, tenants or borrowers could have a significant effect on our and their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors—Our Legal, Compliance and Regulatory Risks” in Part I, Item 1A of this Annual Report.

Licensure, Certification and CONs

Senior housing communities, other than independent living communities, are subject to state and local laws that may require licenses, certifications and permits, and may vary greatly from one jurisdiction to another. Our senior housing communities that receive Medicaid payments are also subject to extensive federal laws and regulation. Our tenants or borrowers who operate other facilities, such as SNFs, LTACs, IRFs, health systems and medical practices, are typically subject to extensive federal and state regulation and must hold various licenses, certifications, and permits. Licensure and certification may be conditioned on requirements related to, among other things, the quality of medical care provided, compliance with staffing levels and reporting requirements, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment and continuing compliance with applicable laws and regulations. Sanctions for failure to comply with licensure and certification laws and regulations include loss of licensure or certification and ability to participate in or receive payments from the Medicare and Medicaid programs, suspension of or non-payment for new admissions, fines, and potential criminal penalties.

Many of our licensed facilities, tenants and borrowers are subject to state CON laws, which require governmental approval prior to the development or expansion of licensed facilities and services. The approval process in states with CON laws generally requires a facility to demonstrate the need for additional or expanded licensed facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict our or our tenants’ ability to expand and grow in certain circumstances, which could have an adverse effect on our or their revenues.

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

Reimbursement

Sources of revenue for us and some of our tenants and borrowers include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs, and non-governmental third-party payors, such as insurance carriers and health maintenance organizations. Medicare is a federal health insurance program for persons aged 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program for eligible needy persons that is funded jointly by federal and state governments and administered by the states. Medicaid eligibility requirements and benefits vary by state. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, regulations and administrative and judicial interpretations of existing law.

Federal and state governments may from time to time reduce Medicare and Medicaid spending through methods such as reductions in reimbursement rates and increased enrollment in managed care programs. Private payors, such as insurance companies, are typically for-profit companies and are continuously seeking opportunities to control healthcare costs. In some cases, private payors rely on government reimbursement systems to determine reimbursement rates, such that reductions in Medicare and Medicaid payment rates may negatively impact payments from private payors. These changes may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and borrowers. Additionally, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that directly or indirectly affect reimbursement. Several of these laws, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care, such as accountable care organizations and bundled payments. It is difficult to predict the nature and success of future financial or delivery system reforms, but changes to reimbursement rates and related policies could adversely impact our and our tenants’ results of operations.

CARES Act and Similar Governmental Funding Programs

In response to the COVID-19 pandemic, in 2020, Congress enacted a series of economic stimulus and relief measures through the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act and the Consolidated Appropriations Act, 2021. Other domestic, foreign, local, regional or national governments also implemented similar grant programs. We, and our managers, tenants and borrowers, applied for and received grants under these types of government programs.

The HHS Office of Inspector General, the Pandemic Response Accountability Committee and other governments each may have the right to conduct audits of our, or our managers’, tenants’ or borrowers’, use of funds from such programs and may have the right to recoup some or all of the payments if it determines those payments were not made or the funds not used in compliance with its rules, regulations and interpretive guidance.

Data Privacy and Cybersecurity

We and our managers, tenants and borrowers are subject to federal and state laws and regulations related to data privacy and cybersecurity. In most cases, we depend on our managers, tenants and borrowers to fulfill any compliance obligations with respect to these data privacy and cybersecurity laws and regulations.

For example, data privacy and cybersecurity regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), restrict the use and disclosure of individually identifiable health information (“protected health information” or “PHI”), provide for individual rights and require safeguards for PHI and notification of breaches of unsecure PHI. Entities subject to HIPAA include most healthcare providers, including some of our managers, tenants and borrowers. These covered entities are required to implement administrative, physical and technical practices to protect the security of PHI that is electronically maintained or transmitted. Business associates of covered entities who create, receive, maintain or transmit PHI are also subject to certain HIPAA provisions. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties. The Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches. and regulate unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the U.S. Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation to which we or our managers, tenants and borrowers may be subject if passed.

Data privacy and cybersecurity are also areas of increasing state legislative focus, and states are increasingly proposing or enacting legislation that relates to data privacy and cybersecurity. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), gives California residents certain rights with respect to their personal information. Other states where we or our managers, tenants or borrowers do business, or may in the future do business, have enacted, or are considering enacting, comprehensive data privacy and cybersecurity laws that share similarities with the CCPA, for example the Texas Data Privacy and Security Act, effective as of July 1, 2024. In addition, laws in all 50 U.S. states and most U.S. territories generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach, and we or our managers, tenants or borrowers may be required to report events related to data privacy or cybersecurity issues, events where customer information may be compromised, unauthorized access to our or their systems or networks and other security breaches, to affected individuals or the relevant regulatory authorities. These state statutes, and other similar federal and state laws and regulations that may be enacted in the future, may require us or our managers, tenants or borrowers to modify our or their data processing practices and policies, incur substantial compliance-related costs and expenses and otherwise suffer adverse impacts on our or their business.

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

In the United Kingdom, our senior housing communities are principally regulated as “care home services” under the Health and Social Care Act 2008. This legislation subjects service providers to standards of care and requires, among other things, that all persons carrying out such activities, and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to the U.K.’s Data Protection Act 2018, as supplemented by the European Union’s General Data Protection Regulation as implemented into U.K. law (collectively, “UK GDPR”), which governs the processing of personal data (including in relation to employees, clients and recipients of care home services). The UK GDPR imposes a significant number of obligations on data controllers with the potential for fines of up to 4% of annual worldwide turnover or £17.5 million, whichever is greater. Our business operations in the United Kingdom are also subject to a range of other regulations, such as the U.K. Bribery Act 2010.

Regulation Impacting Life Sciences Research

Some of our tenants, including university-affiliated organizations and private sector companies, conduct life sciences, medical device or related research. These tenants may be dependent on the public markets, private investors, the federal government agencies, such as the National Institutes of Health (“NIH”), or other sources of funding to support their activities. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. Therefore, these tenants may face high levels of regulation, expense and uncertainty. See “Risk Factors—Risks Related to Our Business Operations and Strategy—Our research tenants face unique levels of expense and uncertainty” included in Part I, Item 1A of this Annual Report.

Our tenants with marketable products may be adversely affected by healthcare reform and government reimbursement policies, including changes under the current presidential administration or by private healthcare payors. See “Risk Factors—Risks Related to Our Business Operations and Strategy—Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business” included in Part I, Item 1A of this Annual Report

Tax Regulation

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally will not be required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a C corporation. We are required to pay income tax in certain circumstances, including on taxable income earned by our taxable REIT subsidiaries.

In addition, we are subject to state and local tax in the U.S. and certain states do not conform completely to the federal income tax rules. We also are subject to non-U.S. tax on our operations in Canada and in the U.K., as our U.S. REIT status does not by itself afford us special tax status in those countries. We attempt to structure our investments outside of the U.S. in the most efficient manner possible, but do expect to incur some tax expense on our non-U.S. operations, which could increase due to tax rate increases, interest expense limitations or other changes in law. In particular, recently finalized legislation related to interest expense deductibility in Canada may have a significant impact on our income tax expense and cash taxes. See “Risk Factors—Our REIT Status Risks—Legislative or other actions affecting REITs or taxes could have a negative effect on our stockholders or us” included in Part I, Item 1A of this Annual Report.

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

In addition, in such event we would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of our common stock. See “Risk Factors—Our REIT Status Risks.”

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

Environmental Regulation

A wide variety of federal, local and foreign environmental and occupational health and safety laws and regulations affect our assets. These complex federal, local and foreign statutes, and their enforcement, involve a myriad of regulations, many of which impose strict liability on offenders. Some of these federal, local and foreign laws and regulations may directly impact us. Under various federal, local and foreign environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property).

With respect to our properties that are operated by third parties, we may be held primarily or jointly and severally liable for costs relating to the investigation and cleanup of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. See “Risk Factors—Risks Related to Our Business Operations and Strategy—Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations” included in Part I, Item 1A of this Annual Report.

Under the terms of our leases and loans, we generally have a right to indemnification by the tenants of our properties or borrowers for any contamination caused by them.

In some instances, we have agreed to indemnify our managers and tenants against any environmental claims (including penalties and cleanup costs) resulting from any condition arising in, on or under, or relating to, the applicable properties at any time before the applicable lease or management commencement date. With respect to SHOP, we have agreed to indemnify our managers against any environmental claims (including penalties and cleanup costs) resulting from any condition on those properties.

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
•Our Legal, Compliance and Regulatory Risks
•Our REIT Status Risks

Risks Related to Our Business Operations and Strategy

Macroeconomic trends, including trends relating to labor costs, unemployment, inflation, interest rates and exchange rates, may affect our business and financial results.

Macroeconomic trends, including unfavorable trends relating to labor costs, unemployment, inflation, interest rates and exchange rates, may adversely impact our business, financial condition and results of operations. Increased labor costs and a shortage of available skilled and unskilled workers may impact our or our managers’, tenants’ or borrowers’ workforce, including employees at our senior housing communities. To the extent we or our managers, tenants or borrowers cannot hire sufficient qualified workers, we or they may need to rely on high-cost alternatives to meet labor needs, including contract and overtime labor. In addition, we and our managers, tenants and borrowers compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we or our managers, tenants or borrowers enhance pay and benefits packages to compete effectively for such personnel. We and our managers, tenants and borrowers may not be able to offset additional staffing costs by increasing the rates we charge, whether to residents, tenants or others. If there is an increase in these costs or if we or our managers, tenants and borrowers fail to attract and retain qualified and skilled personnel, our respective businesses and operating results could be adversely affected.

Many of our costs and the costs of our managers, tenants and borrowers, including operating and administrative expenses, interest expense and real estate acquisition and construction costs, are subject to inflation. These include expenses for property-related contracted services, utilities, repairs and maintenance and insurance and general and administrative costs including compensation costs, technology services and professional service fees. See also “—We may face increased risks and costs associated with volatility in materials and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects.” Property taxes are also impacted by inflationary changes because taxes in some jurisdictions are regularly reassessed based on changes in the fair value of our properties. We may not be able to offset such additional costs by passing them through, or increasing the rates we charge, to residents and tenants. If there is an increase in these costs, our business, cash flows and operating results could be adversely affected.

Rising interest rates may also result in higher operating and incremental borrowing costs for us and our managers, tenants and borrowers. Increases in or elevated interest rates may also result in a decrease in the value of our real estate and a decrease in our cash flows and net income. See “—We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective.”

Elevated inflation or higher than expected interest rates due to macrodevelopments, U.S. government policies, or otherwise, could negatively impact consumer spending, our and our managers’, tenants’ and borrowers’ businesses, and future demand for our properties. See also “—Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations”, “—If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected.”

Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business.

We and our managers, tenants and borrowers may rely on government programs or agencies as a source of funding. Our tenants include universities, academic medical centers and other research institutions whose funding may be dependent on grants from government agencies, such as the NIH and similar agencies or organizations. Other of our tenants, such as LTACs, SNFs and certain healthcare facilities, may rely on reimbursement from Medicare and/or Medicaid.

Funding from government agencies and reimbursement programs such as the NIH, Medicare and Medicaid, including the overall availability and reimbursement rates under these programs, often fluctuates and is subject to the political process, which is often unpredictable. For example, on February 7, 2025, the NIH issued Notice Number NOT-OD-25-068, a guidance document pronouncing that reimbursement for certain indirect costs would be capped at 15% for existing and future grant recipients, a rate that is lower than the in-place rate for many existing grant recipients. Certain of our tenants, including certain university tenants, may depend on NIH grants and reimbursements to partially fund research and in some cases to pay rent for space in our properties. In addition, federal policymakers have announced proposals to reduce overall healthcare spending, including with respect to Medicaid funding, which could impact our healthcare provider tenants and borrowers.

Any reduction in the availability or rate of funding or reimbursement, or delays surrounding the approval of such funding or reimbursement, may adversely impact our managers’, tenants’ or borrowers’ operations or may cause our tenants to cease making rent payment payments to us or delay or forgo leasing space in our properties, which in turn may negatively impact our business, financial condition, or results of operations. In addition, such developments could adversely impact the overall demand for space in our properties.

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

A substantial portion of our value is derived from properties in California, New York, Texas, Illinois and Quebec, Canada. As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, changing demographics, increased construction and competition or decreased demand for our properties, regional climate events, such as wildfires, earthquakes or storms, regional disruptions to, or limited availability of, utilities and other services and changes in the state and local legal and regulatory environment. Our inability to response to such condition, events or occurrences could adversely affect our business, financial condition and results of operations.

To the extent that we or our managers, tenants and borrowers are unable to navigate successfully the trends affecting our or their businesses and the industries in which we or they operate, we may be adversely affected.

Our managers, tenants and borrowers include senior housing managers, hospitals, post-acute facilities and other healthcare systems, medical practices and life sciences and technology companies that are subject to a complex set of trends affecting their businesses and the industries in which they operate. If we or they are unable to successfully navigate these trends, our business, financial condition and results and that of our managers, tenants and borrowers could be adversely affected.

There have been, and there are expected to continue to be, advances and changes in technology, payment models, healthcare delivery models, public policy, regulation and consumer behavior and perception that could reduce demand for on-site activities provided at our properties. For example, the increased demand in telehealth solutions could broadly impact market demand for our properties and cause long-term structural changes in the marketplace. If our managers, tenants or borrowers are unable to adapt to long-term changes in demand, their financial condition could be materially impacted and our business, financial condition and results of operations could suffer.

Our managers, tenants and borrowers face a highly competitive labor market, which has been compounded by general inflationary pressures on wages and could be further compounded by a shortage of care givers or other trained personnel, union activities or minimum wage laws. For example, California SB-525, which was signed into law in June 2023 and became effective for healthcare workers in 2024, requires certain healthcare facility employers to pay wages for certain covered employees that are higher than other state-mandated minimum wages. Pressures such as these may require our managers, tenants and borrowers to comply with regulations or enhance pay and benefits packages to compete effectively for trained personnel or use high-cost alternatives to meet labor needs, including contract and overtime labor. They may be unable to offset these increased costs by increasing the amounts they charge their patients, residents or clients. Rising labor expense could negatively impact the financial condition of our managers, tenants and borrowers and impair their ability to meet their obligations to us.

Federal policymakers have announced proposals that may result in significant changes to the healthcare system in the United States, including with respect to government funding of or from NIH and Medicaid, which could impact certain of our managers, tenants and borrowers. See “—Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business.” These and other trends could significantly and adversely affect the profitability of these tenants, which could affect their ability to make payments or meet their other obligations to us or their willingness to renew their leases on terms that are as favorable to us, or at all.

We are vulnerable to adverse changes affecting our specific asset classes and the real estate industry generally.

We invest in a variety of asset classes in real estate, including senior housing, outpatient medical, research, long-term acute care facilities and other healthcare facilities. While we endeavor to invest in a diversified portfolio, there can be no assurance that in a particular economic or operational environment all assets will perform equally well or that our balance sheet will be appropriately balanced. Each of our asset classes are subject to their own dynamics and their own specific operational, financial, compliance, regulatory and market risks.

A broad downturn or slowdown in the healthcare real estate sector could have a greater adverse impact on our business than if we had investments in multiple industries and could negatively impact the ability of our managers, tenants and borrowers to meet their obligations to us. A downturn or slowdown in any one of our asset classes could adversely affect the value of our properties in such asset class and our ability to sell such properties at prices or on terms acceptable or favorable to us if at all.

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

A significant portion of our properties are either managed for us by third-party managers or leased from us by third-party tenants. Our third-party managers and tenants are ultimately in control of the day-to-day business of the properties that they manage for or lease from us. We have limited rights to direct or influence the business or operations of those properties, even though we have approval rights with respect to certain matters and the right to review operational and financial reporting information with respect to a majority of our portfolio. Although we may have the right under specified circumstances to terminate our arrangements with these third parties or pursue other remedies, we either may not be able to enforce these rights or may choose not to enforce these rights if we believe that enforcement would be more detrimental to our business than seeking alternative approaches. We depend on these third parties to operate these properties in a manner that complies with applicable law and regulation, minimizes legal risk and maximizes the value of our investment. These third parties may have business interests, goals and competing interests which conflict with ours that could create a conflict of interest. Additionally, new or smaller third-party managers may have less experience and require more oversight or attention. The failure by these third parties to operate these properties efficiently and effectively and adequately manage the related risks could adversely affect our business, financial condition and results of operations.

Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.

Under the REIT tax rules, the senior housing communities in our SHOP segment that are “qualified healthcare properties” generally must be operated and managed for us by third-party managers and we have limited rights to direct or influence the business or operations of those communities. A number of the non-qualified healthcare properties in our SHOP segment are also managed by third-party managers. However, in each case, we nonetheless participate directly in the financial performance of the communities’ operations and are ultimately responsible for all operational risks and other liabilities of such properties, other than those arising out of certain actions by our managers, such as gross negligence, fraud or willful misconduct. These risks include, and our financial performance is impacted by, among other things, fluctuations in occupancy levels, the inability to charge desirable resident fees (including anticipated increases in those fees), increases in the cost of food, supplies, energy, labor (as a result of labor shortages, unionization, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, changes in management or equity, accounting misstatements, professional and general liability claims, litigation and regulatory actions and the availability and cost of insurance. Any one or a combination of these factors could impact the performance of our SHOP segment, which could adversely affect our business, financial condition and results of operations. Such risks could also arise as a result of our ownership of outpatient medical and research buildings, and which could also adversely affect our business, financial condition and results of operations.

We generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment, which subjects us to potential liability under various healthcare laws and regulations. See “—We and our managers, tenants and borrowers may be adversely affected by regulation and enforcement.”

A significant portion of our revenues and operating income is dependent on a limited number of managers and tenants, including Atria, Sunrise, Le Groupe Maurice, Brookdale, Ardent and Kindred.

The portfolios managed or leased by Atria, Sunrise, Le Groupe Maurice, Brookdale, Ardent and Kindred represent a substantial portion of our portfolio and account for a significant portion of our revenues and NOI.

We rely on Atria, Sunrise and Le Groupe Maurice to manage a significant portion of the properties in our SHOP segment, including by setting appropriate resident fees, managing expenses, providing accurate property-level financial results in a timely manner and otherwise managing risk and operating our senior housing communities profitably and in compliance with the terms of our management agreements and all applicable law and regulation. Any adverse developments in such managers’ business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could adversely affect the financial performance of our properties and our business, financial condition and results of operations. If Atria, Sunrise or Le Groupe Maurice experience financial, legal, accounting, regulatory or other difficulties that impact their financial stability or ability to operate, our business, financial condition and results of operations could be adversely affected.

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

If we need to replace any of our managers or tenants, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.

Our leases and management agreements have set terms. While our leases and management agreements may be renewed, either pursuant to prenegotiated renewal rights or through negotiation, there can be no assurance that our tenants will renew their leases with us, or our managers will renew their management agreements with us. Even if a tenant renews its lease with us, or a manager renews its management agreement with us, we cannot assure you that the renewals will be on favorable terms. This risk may be exacerbated if market conditions at the time of the renewal are not as favorable as they were at the time the lease or management agreement was initially entered into or if the manager or tenant is subject to financial or operational difficulties.

Our leases and management agreements provide us, our managers and our tenants with termination rights in certain circumstances. If our leases or management agreements are not renewed or are otherwise terminated, we may attempt to reposition those properties with one or more managers or tenants, as applicable, or for an alternative use. We may not be successful in identifying suitable replacements or entering into leases, management agreements or other arrangements with new managers or tenants on a timely basis or on terms as favorable to us as our current leases or management agreements, if at all. We may be required to fund certain expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) or provide certain indemnities to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned.

If our leases or management agreements are not renewed or are otherwise terminated at some properties, we may attempt to sell those properties. We may not be successful in identifying suitable buyers or entering into sale agreements with buyers on a timely basis or on favorable terms, if at all, and we may be required to fund some expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being sold.

During transition periods to new managers or tenants or as a result of a repositioning for an alternative use, the attention of existing managers or tenants may be diverted from the performance of the properties, which could cause the financial and operational performance at those properties to decline. Our ability to reposition our properties with a suitable replacement manager or tenant or for an alternative use could be significantly delayed or limited by state licensing, receivership, certificates of need, Medicaid change-of-ownership rules or other legal and regulatory requirements or restrictions. We could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings.

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

If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected.

We rely heavily on our managers, tenants and borrowers and their ability to perform their obligations to us, regardless of whether our relationship is structured as a lease, as a management contract or as a loan. Any of our managers, tenants or borrowers may experience a weakening in their overall financial or operating condition, including as a result of deteriorating operating performance, changes in industry or market conditions, such as supply-demand dynamics, rising or elevated labor costs, interest rates or inflation, or other factors. If their financial condition deteriorates, they may be unable or unwilling to make payments or perform their obligations to us in a timely manner, if at all. Although we may have the right under specified circumstances to terminate a lease, evict a tenant, terminate our management agreements, demand immediate repayment of outstanding loan amounts or pursue other remedies, we may not be able to enforce these rights, or we may determine it is not prudent to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

In some cases, our managers, tenants and borrowers rely on reimbursements from governmental programs for a portion of their revenues. Changes in reimbursement policies and other governmental regulation resulting from actions by the U.S. Congress, U.S. executive orders or other governmental or regulatory agencies may result in reductions in our managers’, tenants’ or borrowers’ revenues, operations and cash flows and affect our managers’, tenants’ or borrowers’ ability to meet their obligations to us. Failure to comply with reimbursement regulations or other laws applicable to healthcare providers could result in penalties, fines, litigation costs, lost revenue or other consequences, which could adversely impact our tenants’ ability to make contractual rent payments to us or adversely impact our cash flows from operations under a management arrangement. Our managers, tenants and borrowers who operate senior housing communities often depend on private pay sources consisting of the income or assets of residents or their family members to pay fees. Costs associated with independent and assisted living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid.

Our managers, tenants and borrowers depend on their ability to attract seniors, patients and other users of their services to their businesses, which may be affected by many factors, including, among other factors: (i) prevailing economic conditions and market trends, including market volatility, inflation and the strength of the economy generally and the housing market in particular; (ii) the ability to pay for such services, either through private resources or government reimbursement programs; (iii) consumer confidence; (iv) demographics; (v) property conditions; (vi) clinical conditions and safety, including as a result of a severe cold and flu season, an epidemic or any other widespread illness, such as that seen throughout the COVID-19 pandemic; (vi) public perception about such healthcare services; and (vii) social and environmental factors.

If our managers, tenants or borrowers fail to effectively conduct their operations, or to maintain and improve our properties on our behalf, it could adversely affect (i) their ability to attract and retain patients and residents in our properties, which could have an adverse effect on our and our managers’, tenants’ or borrowers’ business, financial condition or results of operations and (ii) our business reputation as the owner of the properties and the business reputation of our managers, tenants or borrowers. Further, if a manager, tenant or borrower defaults or fails to pay its outstanding obligations at a time when terminating our agreement with, or replacing, such manager, tenant or borrower may be extremely difficult or impossible, we may elect instead to amend such agreement, which may be on terms that are less favorable to us than the original agreements and may have a material adverse effect on our results of operations and financial condition.

We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our managers, tenants, borrowers and other obligors.

We lease a significant number of our properties to tenants, operate a significant number of our properties through third-party managers and provide financing to third-party borrowers. We have limited control over the success or failure of our managers’, tenants’ and borrowers’ businesses, and, at any time, a manager, tenant or borrower may experience a downturn in its business that weakens its financial condition. If that happens, the manager, tenant or borrower may fail to make payments or meet its other obligations to us, which could have an adverse impact on our results of operations and financial condition.

A downturn in any one of our managers’, tenants’ or borrowers’ businesses could ultimately lead to its bankruptcy if it is unable to timely resolve the underlying causes, which may be largely outside of its control. Bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of our rights and remedies unenforceable or delay our ability to pursue such rights and remedies and realize any recoveries. For example, we cannot evict a tenant solely because it has filed a bankruptcy petition. A debtor-lessee may reject our lease in a bankruptcy proceeding, and any claim we have for unpaid rent might not be paid in full. We may be unable to exercise available termination rights under our management contracts during the pendency of any bankruptcy petition. We also may be required to fund certain expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new manager or tenant.

Bankruptcy or insolvency proceedings may result in increased costs and require significant management attention and resources. If we are unable to transition affected properties efficiently and effectively, such properties could experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about a manager’s, tenant’s or borrower’s financial condition and insolvency proceedings may negatively impact its reputation, which could result in decreased customer demand and revenues. Any or all of these risks could adversely affect our business, financial condition and results of operations. These risks would be magnified where we lease multiple properties to a single third party, as a failure or default would expose us to these risks across multiple properties.

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

Our research tenants develop and sell products and services in an industry that is characterized by rapid and significant changes, evolving industry standards, significant research and development risk, in some cases, and uncertainty over the implementation of new healthcare reform or medical device legislation. These tenants, particularly those involved in developing and marketing pharmaceutical or other life science products, require significant outlays of funds for the research and development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their other obligations, including rent payments to us. Our tenants’ ability to raise capital depends on the timely success of their research and development activities, viability of their products and technologies, their financial and operating condition and outlook and the overall financial, economic and legal and regulatory environment. If private investors, the federal government, universities, public markets or other sources of funding are unwilling or unable to fund these tenants because of general economic conditions, adverse market conditions or otherwise, a tenant may not be able to pay rent or meet its other obligations to us and its business may fail. The financing market and availability of government funding for research companies has been and may continue to be volatile, which may contribute to these risks. See “—Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business.”

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

We cannot assure you that any of our research tenants will be successful in their businesses. Any tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making payments or satisfying its other obligations to us, which in turn could adversely affect our business, financial condition and results of operations. See also “—If we need to replace any of our managers or tenants, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations.”

If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment.

If a borrower defaults under a mortgage or other loan for which we are the lender, we may attempt to obtain payment in full or foreclose on the collateral securing the loan, including by acquiring any pledged equity interests or acquiring title to the subject properties, to protect our investment. The defaulting borrower may not be able to repay us even if we are legally entitled to full repayment of the debt. The defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies or bring claims against us for lender liability. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, financial condition and results of operations. See “—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our managers, tenants, borrowers and other obligors.”

Although our loan agreements give us the right to exercise, under certain circumstances, certain remedies in the event of a default on the obligations owing to us, we may decide not to exercise those remedies for one or more reasons. For example, we may not exercise remedies (or be successful in exercising remedies) if the terms are not enforceable, if the terms are too costly to enforce or if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches. We may also decide not to enforce other contractual protections, such as annual rent escalators, or the properties may not generate sufficient revenue to achieve the specified rent escalation parameters.

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

We have made and expect to continue to make significant acquisitions and investments as part of our overall business strategy. Investing in and acquiring healthcare real estate entails risks associated with real estate investments generally, including the risk that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that a manager, tenant or borrower will fail to meet performance expectations or their obligations to us. We also make acquisitions and investments outside the United States, which raises legal, economic and market risks associated with doing business in foreign countries, such as currency exchange fluctuations and foreign tax risks.

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

•Our partners may seek to redeem their investment, and may do so simultaneously, causing the venture to seek capital to satisfy these requests on less than optimal terms;

•Some of our investments and ventures may incur indebtedness; in some cases, we may guarantee the payment of such indebtedness, in whole or in part; depending on credit market conditions, the refinancing or payoff of such indebtedness may require equity capital calls, which we or our partners may not be capable of funding or which may be required at inopportune times;

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

In certain circumstances, Ventas serves as managing member, general partner or controlling party with respect to investments and ventures, including within our VIM platform. In such instances, we may face additional risks including, among others, the following:

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

Merger, acquisition and investment activity in our industries resulting in a change of control of, or a competitor’s investment in, one or more of our managers, tenants or borrowers could adversely affect our business, financial condition and results of operations.

The senior housing and healthcare industries have experienced and may continue to experience consolidation, including among owners of real estate, managers, tenants borrowers and care providers. When a change of control of a managers, tenant or borrower occurs, that manager’s, tenant’s or borrower’s strategy, financial condition, management team or real estate needs may change, any of which could adversely affect our relationship with that party and our revenues and results of operations. If any of our managers or tenants merge with one another, our dependence on a small group of significant third parties would increase, as would our exposure to the risks described above under “—Our investments in and acquisitions of properties may be unsuccessful or fail to meet our expectations.” A competitor’s investment in one of our managers, tenants or borrowers could enable our competitor to directly or indirectly influence that manager’s, tenant’s or borrower’s business and strategy in a manner that impairs our relationship with the manager, tenant or borrower or is otherwise adverse to our interests. Depending on our contractual agreements and the specific facts and circumstances, we may not have the right to prevent a competitor’s investment in, a change of control of, or other transactions impacting a manager, tenant or borrower.

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

The price of materials and labor for our construction projects may increase due to external factors, including but not limited to performance of third-party suppliers and contractors, overall market supply and demand, elevated or increasing interest rates, government regulation and policies, including actions taken by the Federal Reserve, and changes in general business, economic or political conditions. As a result, the costs of construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly over time.

We rely on a number of third-party suppliers and contractors to supply materials and labor for our construction projects. We may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might be disrupted by macroeconomic conditions or otherwise, or difficulties obtaining adequate labor from third-party contractors . If we are unable to access materials and labor to complete our construction projects within our expected budgets and meet our or our development partners’ and tenants’ demands and expectations in a timely and efficient manner, our results of operations may be adversely impacted. We may be unable to complete our development or redevelopment projects timely or within our budget, which may affect our ability to lease space to potential tenants and adversely affect our business, financial condition and results of operations.

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

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees and the ability to maintain appropriate staffing levels across our organization. Failure to attract, retain and motivate highly qualified employees, or failure to develop, implement and maintain viable succession plans, could result in loss of institutional knowledge and important skill sets negatively impact our culture, significantly impacting our performance and adversely affecting our business.

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

See also “—If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment” and “—We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of our managers, tenants, borrowers and other obligors.”

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

Some of our properties are in areas particularly susceptible to revenue loss, cost increase or damage caused by catastrophic or extreme weather and other natural events, including fires, snow, rain or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding and other severe weather. These adverse weather and natural events could cause substantial damages or losses to our properties that could exceed our or our managers’, tenants’ or borrowers’ property insurance coverage.

Any of these events could cause a major power outage, leading to a disruption of our systems and operations. If we incur a loss greater than insured limits, or if for any reason insurance coverage is unavailable, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business, financial condition and results of operations. Climate change may increase the cost of property insurance on terms we find acceptable or make such insurance unavailable.

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

Cybersecurity threats and incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of or unauthorized access to confidential or personal information or damage our or their business relationships and reputation.

Cybersecurity threats and incidents have been occurring globally at a more frequent and advanced level and will likely continue to increase in frequency and severity in the future. Our business and the businesses of our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers and other third parties with whom we do business rely on technology and are consequently subject to risk from cybersecurity threats and incidents, including attempts to gain unauthorized access to systems and networks, to disrupt operations, corrupt data or steal confidential or personal information and other cybersecurity breaches. Such attempts can originate from a wide variety of sources, including organized crime, hackers, activists, insider threats, terrorists, nation-states, state-sponsored actors and others, any of which may see their effectiveness enhanced by the use of artificial intelligence.

While we have implemented measures designed to help mitigate these threats for our business, these measures cannot guarantee that we will be successful in preventing a cybersecurity incident. Our information technology systems and networks are essential to our ability to perform day-to-day operations of our business, and a cybersecurity threat or incident could result in a data center outage, disrupt our systems and operations, compromise the confidential or personal information of our employees, partners or the residents in our senior housing communities and damage our business relationships and reputation. Although we have implemented various measures designed to manage risks to our information technology systems and networks relating to these types of events, these measures could prove to be inadequate. If our information technology systems or networks are compromised, they could become inoperable for extended periods of time, cease to function properly or fail to adequately secure confidential and personal information, which could have an adverse impact on our ability to operate our business.

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

We do not control the information technology systems and network or cybersecurity measures put in place by our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers or other third parties with whom we do business, all of whom are subject to risks associated with cybersecurity threats and incidents. If those parties are unable to adequately manage those risks, their results of operations, financial condition and the viability of their business could be adversely affected, which could in turn have an adverse impact on us and our business. Any contractual protections with such third parties, such as indemnification obligations to us, if any at all, may be ineffective or otherwise inadequate.

In the event of a cybersecurity threat or incident involving us or our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers or other third parties with whom we do business, we and they may be required to make a significant investment to attempt to mitigate or remediate the effects of any cybersecurity threats incidents, and such efforts may not be successful. We and they may be subject to legal claims and regulatory or enforcement actions and may experience harm to our reputations and adverse publicity or suffer other adverse consequences. Further, we and they may not have adequate or any insurance coverage to cover any costs, expenses or other losses arising from any of the foregoing. In addition, we cannot be sure such insurance coverage will continue to be available on acceptable terms or at all, or that the applicable insurers will not deny coverage as to any future claim.

Damage to our reputation could adversely affect our business, financial condition or result of operations.

Our positive reputation for quality and service with our key stakeholders, including our managers, tenants development partners, lenders and stockholders, could be damaged. Such damage to our reputation could result if, for example, we experience a sustained period of distress, either as a result of general market conditions or otherwise, where our properties underperform, our managers or tenants default or in other instances that result in misalignment with those parties. Damage to our reputation could result in a decrease in the market price of our common stock or make it more difficult to maintain or expand our business relationships, which could adversely affect our business, financial condition and results of operations.

Activist investors could cause us to incur substantial costs, divert management’s attention and have an adverse effect on our business.

Activist investors have engaged, and may in the future engage, in proxy solicitations, advance shareholder proposals or otherwise attempt to affect changes or acquire control over us. Responding to these actions can be costly and time-consuming, divert the attention of our Board and management from the management of our business and the pursuit of our business strategies. In addition to incurred costs, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

Our Capital Structure Risks

Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations.

We are dependent on the capital markets and any disruption to the capital markets or our ability to access such markets could impair our ability to fulfill our dividend requirements, make payments to our security holders or otherwise finance our business operations. Adverse developments affecting economies throughout the world, including elevated or rising inflation, a general tightening of availability of credit (including the price, terms and conditions under which it can be obtained), the state of the public and private capital markets, decreased liquidity in certain financial markets, elevated or increased interest rates, foreign exchange fluctuations, low or declining consumer confidence, the actual or perceived state of the real estate market, tightened labor markets or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could impact our business, financial condition and results of operations. For example, unfavorable changes in general economic conditions, including recessions, economic slowdowns, high unemployment and rising prices or the perception by consumers of weak or weakening economic conditions may reduce disposable income and impact consumer spending in healthcare or senior housing, which could adversely affect our financial results.

During inflationary periods, interest rates have historically increased, which would have, and in recent periods has had, a direct effect on the interest expense and overall cost of our borrowings. The U.S. Federal Reserve may raise the federal funds rate, may maintain an elevated federal funds rate for longer than the market expects, or may not lower the federal funds rate consistent with market expectations. Any of these actions or failure to take action could result in higher than expected interest rates in the credit markets and the possibility of lower asset values, slowing economic growth or a recession. We are exposed to increases in or elevated interest rates in the short term through our variable-rate borrowings, which consist of borrowings under our unsecured credit facility, our unsecured term loans, our commercial paper program and certain other credit facilities. Therefore, interest rate increases or sustained elevated interest rates, due to inflation or otherwise, have in recent periods increased and may continue to increase our interest expense under these variable-rate facilities in the short term and increase our financing costs as we refinance our existing variable-rate and fixed-rate long-term borrowings, or incur additional interest expense related to the issuance of incremental debt in the long term.

To the extent there is turmoil in the global financial markets, this turmoil has the potential to adversely affect (i) the value of our properties; (ii) the availability or the terms of financing that we have or may be able to obtain; (iii) our ability to make principal and interest payments on, or refinance when due, any outstanding indebtedness; (iv) our ability to pay a dividend; and (v) the ability of our managers, tenants and borrowers to satisfy their obligations to us. Disruptions in the capital and credit markets may also adversely affect the market price of our securities.

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

We receive a significant portion of our revenues by leasing assets under long-term triple-net leases that generally provide for fixed rental rates subject to annual escalations, while certain of our debt obligations are variable rate obligations with interest and related payments that vary with the movement of the Secured Overnight Financing Rate (“SOFR”), Bankers’ Acceptance or other indexes. The generally fixed rate nature of a significant portion of our revenues and the variable rate nature of certain of our debt obligations create interest rate risk. If interest rates continue to rise or remain elevated, the costs of our existing variable rate debt would increase or remain elevated and any new debt that we incur could increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our acquisition, investment, development and redevelopment activity.

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

As of December 31, 2024, we had approximately $13.6 billion of outstanding principal indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. Our indebtedness requires us to dedicate a significant portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness on an absolute basis or as a ratio to our cash flow could also have the following consequences:

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

Limitations on our ability to access the capital markets could have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.

We are highly dependent on access to the debt and equity capital markets. We cannot assure you that we will be able to raise the capital necessary to meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy if our cash flow from operations is insufficient to satisfy these needs. We cannot assure you that conditions in the capital markets will not deteriorate, that our access to capital and other sources of funding will not become constrained or that interest rates will not rise, any of which could adversely affect the availability and terms of future borrowings, renewals or refinancings and our results of operations and financial condition. If we cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to maximize the return on those investments or that could result in adverse tax consequences to us.

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

Our ownership of properties in Canada and the United Kingdom currently subjects us to fluctuations in the exchange rates between U.S. dollars and Canadian dollars or the British pound, which may, from time to time, impact our financial condition and results of operations. If we continue to expand our international presence through investments in, or acquisitions or development of, assets outside the United States, Canada or the United Kingdom, we may transact business in other foreign currencies. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such hedging will be successful and that fluctuations will not adversely affect our business, financial condition and results of operations.

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

Our Legal, Compliance and Regulatory Risks

Significant legal or regulatory proceedings could subject us or our managers, tenants or borrowers to increased operating costs and substantial uninsured liabilities, which could adversely affect our or their liquidity, financial condition and results of operations.

From time to time, we or our managers, tenants or borrowers may be subject to lawsuits, investigations, claims and other legal or regulatory proceedings arising out of our or their alleged actions or inactions. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims, class action claims, employment-related claims, as well as regulatory proceedings, including proceedings related to our SHOP segment, where we are typically the holder of the applicable healthcare license. In addition, some of our properties are in states in which the litigation environment may pose a significant business risk to us.

In our operating assets, including those in our SHOP and OM&R segments, we are generally responsible for all liabilities of the properties, including any lawsuits, investigations, claims and other legal or regulatory proceedings, other than those arising out of certain limited actions by our managers, such as those caused by gross negligence, fraud or willful misconduct. As a result, we have exposure to, among other things, professional and general liability claims, employment-related claims and the associated litigation and other costs related to defending and resolving such claims, some of which may be uninsured, either as a result of insufficient coverage or unavailability of coverage at a reasonable price.

In our SHOP segment in particular, if one of our managers fails to comply with applicable law or regulation, we may be held responsible, which could subject us to civil, criminal and administrative penalties, including the loss or suspension of accreditation, licenses or certificates of need with respect to a single community or more broadly; suspension of or nonpayment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal, state or foreign healthcare programs; or facility closure. In addition, we cannot assure you that any contractual obligations to indemnify, defend and hold us harmless from such liabilities will be satisfied by third parties, or that any amounts held in escrow for such purpose will be sufficient.

An unfavorable resolution of any such lawsuit, investigation, claim or other legal or regulatory proceeding could materially and adversely affect our or our managers’, tenants’ or borrowers’ liquidity, financial condition and results of operations, and may not be protected by sufficient or any insurance coverage. Even with a favorable resolution of litigation or a proceeding, the effect of litigation and other potential litigation and proceedings may materially increase operating costs we or our managers, tenants or borrowers incur. Negative publicity with respect to any lawsuits, claims or other legal or regulatory proceedings may also negatively impact their or our or the affected properties’ reputation.

Our business may be subject to lawsuits or other legal or regulatory proceedings such as professional or general liability litigation alleging wrongful death and negligence claims, some of which may result in large damage awards and not be indemnified or subject to sufficient insurance coverage, may require our support as a result of our indemnification agreements or may result in restrictions in the operations of our or our managers’ or tenants’ business.

We and our managers, tenants and borrowers may be adversely affected by regulation and enforcement.

We and our managers, tenants and borrowers are subject to or impacted by extensive and frequently changing federal, state, local and international laws and regulations. For example, the healthcare industry is subject to laws and regulations that relate to, among other things, licensure and certificates of need, conduct of operations, ownership of communities and facilities, construction of new communities and facilities and addition of equipment, governmental reimbursement programs, such as Medicare and Medicaid, allowable costs, services, prices for services, qualified beneficiaries, appropriateness and classification of care, patient rights, resident health and safety, data privacy and cybersecurity, wage and hour, fraud and abuse and financial and other arrangements that may be entered into by healthcare providers. We generally hold the applicable healthcare licenses and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment, and that subjects us to potential liability under some healthcare laws and regulations. See “Government Regulation—United States Healthcare Regulation, Licensing and Enforcement” included in Part I, Item 1 of this Annual Report. Many of our research tenants are subject to laws and regulations that govern the research, development, clinical testing, manufacture and marketing of drugs, medical devices and similar products.

The laws and regulations that apply to us and our managers, tenants and borrowers are complex and may change rapidly or new laws and regulations may be introduced, and efforts to comply with them require significant resources. Any new laws, regulations or changes in scope, interpretation or enforcement of the regulatory framework could require us or our managers, tenants or borrowers to make changes to our business or operations and invest significant resources in responding to these changes. For example, certain states have considered or passed legislation imposing restrictions that could affect the ability of REITs to acquire interests in healthcare properties, including hospitals. Other similar laws or regulations could be enacted at the state or federal level. If we or our managers, tenants or borrowers fail to comply with the extensive laws, regulations and other requirements applicable to our or their businesses and the operation of our or their properties, we or they could face a number of remedial actions, including forced closure, loss of accreditation, bans on admissions of new patients or residents, enforcement actions, investigations, imposition of fines, ineligibility to receive reimbursement from governmental and private third-party payor programs or civil or criminal penalties with respect to a single community or more broadly. If any of these occur, our and our managers’, tenants’ and borrowers’ businesses, reputation, results of operations (including results of properties) or financial condition could be adversely affected.

Our investments may expose us to unknown liabilities.

We may acquire or invest in properties or businesses that are subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability was asserted against us based upon ownership of those properties or businesses, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow.

We may assume or incur liabilities, including, in some cases, contingent liabilities, and be exposed to actual or potential claims in connection with our acquisitions that adversely affect us, such as:

•Liabilities relating to the clean-up or remediation of environmental conditions;

•Unasserted claims of vendors or other persons dealing with the prior owners;

•Liabilities, claims, litigation or obligations, including indemnification obligations, relating to periods prior to or following our acquisition;

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

We and our managers, tenants and borrowers may be adversely affected by complex and evolving laws and regulations regarding data privacy and cybersecurity.

In the ordinary course of business, we and our managers, tenants and borrowers collect, use, store, disclose, transfer and otherwise process personal information, including personal information specific to tenants, residents and employees. We or our managers, tenants and borrowers may transfer some of this personal information to third parties who assist with certain aspects of our or their business for limited purposes. Accordingly, we and our managers, tenants and borrowers are subject to a variety of stringent data privacy and cybersecurity laws and regulations at the state, federal and international level, as well as contractual requirements and other obligations related to data privacy and cybersecurity. For more information about applicable data privacy and cybersecurity laws and regulations, see “Government Regulation—United States Healthcare Regulation, Licensing and Enforcement—Data Privacy and Cybersecurity” for a discussion of U.S. data privacy and cybersecurity laws and regulations and “Government Regulation—International Healthcare Regulation” for a discussion of international data privacy and cybersecurity laws and regulations.

The legal and regulatory environment surrounding data privacy and cybersecurity is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy, cybersecurity and the unauthorized disclosure of personal information pose increasingly complex compliance challenges, including the potential for inconsistent interpretation, and the implementation and maintenance of compliance measures may potentially elevate our costs. While we believe we have taken commercially reasonable steps, and depend on our managers, tenants and borrowers, to comply with applicable data privacy and cybersecurity laws and regulations, these laws and regulations are in some cases relatively new and the interpretation and application of these laws and regulations are uncertain. Thus, there can be no assurance that our efforts will be deemed effective by regulatory authorities. As noted below, we and our managers, tenants and borrowers, are also subject to the possibility of cybersecurity threats or incidents, which themselves may result in a violation of these laws and regulations and may require us or our managers, tenants or borrowers to report certain incidents to affected individuals or the relevant regulatory authorities. These laws and regulations, and the laws and regulations that may be enacted in the future, also may require us or our managers, tenants or borrowers to modify our or their data processing practices and policies, incur substantial compliance-related costs and expenses and otherwise suffer adverse impacts on our or their business. Any failure, or perceived failure, by us or our managers, tenants or borrowers to comply with applicable data privacy and cybersecurity laws and regulations could result in enforcement actions, investigations, imposition of fines, or civil or criminal penalties. We and our tenants, managers and borrowers also may post public privacy policies and other documentation regarding our or their collection, use, disclosure and other processing of personal information, and any actual or perceived failure to comply with such published policies and other documentation may carry similar consequences or subject us or them to enforcement actions, investigations or litigation if such published policies and other documentation are found to be deceptive, unfair or misrepresentative of our or their actual practices. If any of the foregoing occurs, our and our managers’, tenants’ and borrowers’ businesses, reputation, results of operations (including results of properties) or financial condition could be adversely affected.

The amount and scope of insurance coverage provided by our policies and policies maintained by our managers, tenants or other counterparties may not adequately insure against losses.

We maintain or require in our lease, management and other agreements that our managers, tenants or other counterparties maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly situated companies in each industry. Although we frequently review our insurance programs and requirements, we cannot assure you that we or our managers, tenants or other counterparties will be able to procure or maintain adequate levels of insurance. We also cannot assure you that we or our managers, tenants or other counterparties will maintain the insurance coverage required under our lease, management and other agreements, that we will continue to require the same levels of insurance under our lease, management and other agreements, that this insurance will be available at a reasonable cost in the future or at all or that the policies maintained will fully cover all losses on our properties when a catastrophic event occurs. We cannot make any guaranty as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our managers, tenants and other counterparties. If we sustain losses in excess of our insurance coverage, we may be required to pay the difference and we could lose our investment in, or experience reduced profits and cash flows from, our operations.

In some cases, we and our managers and tenants may be subject to professional liability, general liability, employment, premise, data privacy, cybersecurity, environmental, unfair business practice and contracts claims brought by plaintiffs’ attorneys seeking significant damages and attorneys’ fees, some of which may not be insured or indemnified and some of which may result in significant damage awards. Due to the historically high frequency and severity of professional liability claims against senior housing and healthcare providers, the availability of professional liability insurance has decreased, and the premiums on this insurance coverage remain costly. Insurance for other claims such as wage and hour, certain environmental, data privacy, cybersecurity and unfair business practices may no longer be available, and the premiums on that insurance coverage, to the extent it is available, remain costly. As a result, insurance protection against these claims may not be sufficient to cover all claims against us or our managers or tenants and may not be available at a reasonable cost or otherwise on terms that provide adequate coverage. If we or our managers and tenants are unable to maintain adequate insurance coverage or are required to pay damages, we or they may be exposed to substantial liabilities, and the adverse impact on our or our managers’ and tenants’ respective financial condition, results of operations and cash flows could be material, and could adversely affect our managers’ and tenants’ ability to meet their obligations to us.

Additionally, we and those of our managers and tenants who self-insure or who transfer risk of losses to a wholly-owned captive insurance company could incur large funded and unfunded property and liability expenses, which could materially adversely affect their or our liquidity, financial condition and results of operations.

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

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of petroleum or hazardous or toxic substances that are released from or are present at or under, or that are disposed of in connection with, the property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In some circumstances, environmental liability may result from the activities of a current or former manager or tenant of the property. Although we generally have indemnification rights against the current managers or tenants of our properties for contamination they cause, that indemnification may not adequately cover all environmental costs. See “Government Regulation—Environmental Regulation” included in Part I, Item 1 of this Annual Report.

There can be no assurance as to the total amount of financial assistance that we or our managers, tenants or borrowers will retain from programs implemented under the CARES Act and other pandemic-related legislation.

In response to the COVID-19 pandemic, the CARES Act and other certain legislation authorized funds to be distributed to healthcare providers through the Provider Relief Fund. We applied for and received funds from the Provider Relief Fund, as well as from other similar state and local programs, in late 2020 through 2022 on behalf of the assisted living communities in our SHOP segment. Many of our managers, tenants and borrowers also received grants from the Provider Relief Fund. As a recipient of funds from the Provider Relief Fund, we, our managers, tenants and borrowers are required to comply with detailed reporting requirements specified by HHS, including in some instances by providing a third party audit of the use of the funds. In addition, the HHS Office of Inspector General and Pandemic Response Accountability Committee each have the right to conduct their own audits of the use of funds from the Provider Relief Fund, and HHS has the right to recoup some or all of the payments if it determines noncompliance with its rules. We cannot assure you that some or all of the grants received by us, our managers, tenants and borrowers will not need to be repaid, which repayment could adversely affect our business and results of operations.

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

Even if we qualify as a REIT, we are subject to some taxes on our income and property, including state, local, and foreign taxes, and U.S. federal income taxes in the case of our taxable REIT subsidiaries. To the extent the Company is required to pay any taxes under existing laws or due to future changes in law, we will have less cash available for distribution to shareholders.

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

ITEM 1B.    Unresolved Staff Comments

    None.

ITEM 1C.    Cybersecurity

Our business is subject to risk from cybersecurity threats and incidents. Cybersecurity threats and incidents include attempts to gain unauthorized access to our systems and networks, or those of our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers or other third parties with whom we do business, to disrupt operations, corrupt data or steal confidential or personal information and other cybersecurity breaches. Ventas considers cybersecurity risk a serious threat to our assets and our people and has put processes in place designed to mitigate the risk and impact of any such cybersecurity threat or incident.

Risk Management and Strategy

As part of our cybersecurity risk management process, we:

•Periodically review and implement procedures that endeavor to follow the cybersecurity standards set forth by the National Institute of Standards and Technology, including procedures with respect to evaluation and monitoring of cybersecurity threats and incidents;

•Implement, maintain and regularly review incident response plans to manage cybersecurity threats and incidents and further improve our preparedness and response infrastructure. Such plans are informed by our testing and monitoring activities and set forth actions to be taken in responding to and recovering from cybersecurity incidents which include procedures for assessing the severity of such threats and incidents, escalating and disseminating information and containing, investigating and remediating threats and incidents;

•Engage third-party security firms to monitor and respond to cybersecurity threats and incidents, including those associated with our use of third-party vendors and service providers, and conduct periodic penetration tests with the aim of identifying and remediating vulnerabilities;

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

•Provide employees with the training, tools and resources designed to protect the Company from cybersecurity threats and incidents and to identify and report such threats and incidents. Our employees receive training and testing on cybersecurity protocols throughout the year, including regular anti-phishing campaigns, periodic live training programs and mandatory annual training and assessments with passing requirements. Each employee periodically acknowledges that they have read, understood and will abide by the Company’s cybersecurity policies; and

•Seek to minimize the amount of personal information collected to support business needs and use storage and transfer protocols leveraging encryption of critical information, including confidential or personal information.

Our processes for assessing, identifying, and managing material risks from cybersecurity threats and incidents are integrated into our multi-disciplinary enterprise risk management (“ERM”) process. Our ERM process is managed through our ERM Committee, which we have established to assess, identify and manage enterprise-wide risks to the Company, and is comprised of personnel from our senior leadership team. The ERM Committee is convened at least quarterly to review and update our top risks, including cybersecurity risks. Existing risks are evaluated for changes, and mitigation strategies are discussed as needed. New risks are discussed and evaluated for consideration as a top risk. Results are discussed with our Board of Directors at quarterly Board meetings as needed.

As of December 31, 2024, the Company is not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including with respect to our business strategy, results of operations or financial condition. While we have implemented measures designed to help mitigate the risk from cybersecurity threats and incidents, we cannot guarantee that we or our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers or other third parties with whom we do business will be successful in preventing a cybersecurity incident, or mitigating or remediating a cybersecurity threat, which could result in a data center outage, disrupt our systems and operations or the systems and operations of our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers or other third parties with whom we do business, compromise the confidential or personal information of our employees, partners or the residents in our senior housing communities and damage our business relationships and reputation. Although we have implemented various measures designed to manage risks relating to these types of events, these measures and the systems supporting them could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure confidential or personal information. See “Risk Factors—Our Legal, Compliance and Regulatory Risks—Cybersecurity threats and incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of or unauthorized access to confidential or personal information or damage our or their business relationships and reputation” included in Part I, Item 1A of this Annual Report.

Governance

Role of our Board of Directors and the Audit and Compliance Committee

As part of our Board of Directors’ role in overseeing the Company’s ERM program, which includes our cybersecurity risk management, our Board is responsible for overseeing management’s identification, assessment and management of material cybersecurity risks which may reasonably be expected to impact the Company. While our Board has overall responsibility for enterprise risk oversight, our Board has delegated to the Audit and Compliance Committee responsibility for overseeing risks from cybersecurity threats and incidents. The Audit and Compliance Committee is responsible for overseeing the effectiveness of the Company’s cybersecurity risk management initiatives, taking into account the Company’s risk exposures. Management briefs the Audit and Compliance Committee at least once a year and our Board as appropriate on cybersecurity controls, protocols, risk assessments and mitigation measures.

Role of our Management

Our management has primary responsibility for identifying, assessing and managing our exposure to cybersecurity threats and incidents, subject to oversight by our Board of Directors of the processes we establish to assess, monitor and mitigate that exposure.

Our Chief Information Officer oversees our Information Technology Team and is responsible for the development and implementation of strategy for our information systems, networks, infrastructure, cybersecurity and data analytics. She has more than 25 years of experience in the field of information technology and is a member of our senior leadership team. Prior to joining Ventas, she spent approximately 12 years at a multinational hospitality public company where, in her most recent role, she was responsible for application management and support of enterprise-wide systems. This role also had responsibility for global service desk support for more than 100,000 employees.

If a potentially material cybersecurity threat or incident is identified or discovered, the Company’s Information Technology Team will notify our Chief Executive Officer, Chief Financial Officer, General Counsel and other relevant business executives. Our Chief Information Officer will work with the appropriate leaders and employees in any impacted business groups, as well as appropriate personnel in our finance, legal and other departments, to assess the risks to the Company and potential impact while determining appropriate remediation steps.

If management determines that a cybersecurity threat or incident could be material to the Company, our management will notify the Audit and Compliance Committee, who will then escalate the risk to our full Board of Directors, depending on management’s assessment of the risk. As discussed above, management also provides regular reports to the Audit and Compliance Committee and to our Board as appropriate.
ITEM 2.    Properties

As of December 31, 2024, we owned or had investments in 1,387 properties consisting of 1,356 properties in our SHOP, OM&R and NNN segments and 31 properties held by unconsolidated real estate entities in our non-segment operations. See “Note 7 – Investments in Unconsolidated Entities.”

The following table provides additional information regarding the geographic diversification of our Segment Properties as of December 31, 2024:

	Senior Housing Communities		SNFs		Outpatient Medical Buildings		Research Centers		IRFs and LTACs		Other Healthcare Facilities
Geographic Location	# of Properties	Units	# of Properties	Licensed Beds	# of Properties	Square Feet (1)	# of Properties	Square Feet (1)	# of Properties	Licensed Beds	# of Properties	Licensed Beds
Alabama	1	154	—	—	6	617	—	—	—	—	—	—
Arkansas	5	414	—	—	1	10	—	—	—	—	—	—
Arizona	29	2,572	—	—	14	893	—	—	1	60	—	—
California	78	8,864	—	—	29	2,256	—	—	8	667	—	—
Colorado	22	2,061	1	82	17	877	—	—	1	81	—	—
Connecticut	12	1,560	—	—	—	—	—	—	—	—	—	—
Delaware	2	109	—	—	—	—	—	—	—	—	—	—
District of Columbia	—	—	—	—	2	103	—	—	—	—	—	—
Florida	45	4,073	—	—	14	343	1	252	7	563	—	—
Georgia	15	1,447	—	—	18	1,275	—	—	1	42	—	—
Hawaii	1	123	—	—	1	23	—	—	—	—	—	—
Iowa	2	215	—	—	—	—	—	—	—	—	—	—
Idaho	1	70	—	—	1	76	—	—	—	—	—	—
Illinois	33	3,643	1	82	40	1,728	1	129	4	427	—	—
Indiana	9	752	—	—	41	2,287	—	—	1	59	—	—
Kansas	12	941	—	—	2	115	—	—	—	—	—	—
Kentucky	10	1,056	—	—	2	73	—	—	1	384	—	—
Louisiana	3	281	—	—	8	456	—	—	1	32	—	—
Massachusetts	18	2,173	2	181	—	—	—	—	—	—	—	—
Maryland	4	282	—	—	2	83	3	320	—	—	—	—
Maine	8	895	—	—	—	—	—	—	—	—	—	—
Michigan	23	1,675	—	—	16	726	—	—	—	—	—	—
Minnesota	14	856	—	—	3	159	—	—	—	—	—	—
Missouri	5	474	—	—	19	1,117	5	810	4	159	—	—
Mississippi	1	94	—	—	1	51	—	—	—	—	—	—
Montana	5	464	—	—	—	—	—	—	—	—	—	—
North Carolina	36	3,048	—	—	15	676	9	1,144	1	124	—	—
North Dakota	2	115	—	—	1	114	—	—	—	—	—	—
Nebraska	2	251	—	—	—	—	—	—	—	—	—	—
New Hampshire	2	242	—	—	—	—	—	—	—	—	—	—
New Jersey	14	1,310	1	153	3	37	—	—	—	—	—	—
New Mexico	4	451	—	—	3	53	—	—	2	123	4	555
Nevada	7	780	—	—	4	329	—	—	2	130	—	—
New York	41	4,501	—	—	4	244	—	—	—	—	—	—
Ohio	30	2,701	—	—	16	591	—	—	1	50	—	—
Oklahoma	9	694	—	—	1	80	—	—	1	41	4	958
Oregon	36	3,261	6	360	1	105	—	—	—	—	—	—
Pennsylvania	32	2,520	12	2,526	8	614	6	1,119	1	52	—	—
Rhode Island	4	399	—	—	—	—	3	444	—	—	—	—
South Carolina	6	539	—	—	22	1,188	—	—	—	—	—	—
South Dakota	5	295	—	—	—	—	—	—	—	—	—	—
Tennessee	17	1,355	—	—	5	250	—	—	1	49	—	—
Texas	59	5,392	—	—	47	2,084	—	—	9	627	2	445
Utah	6	661	—	—	—	—	—	—	1	41	—	—
Virginia	11	1,029	—	—	5	234	1	262	—	—	—	—
Washington	20	2,114	7	636	10	584	—	—	—	—	—	—
Wisconsin	35	2,236	—	—	15	745	—	—	—	—	—	—
West Virginia	2	122	4	326	—	—	—	—	—	—	—	—
Wyoming	2	169	—	—	—	—	—	—	—	—	—	—
Total U.S.	740	69,433	34	4,346	397	21,192	29	4,480	48	3,711	10	1,958
Canada	84	16,185	—	—	—	—	—	—	—	—	—	—
United Kingdom	11	723	—	—	—	—	—	—	—	—	3	121
Total	835	86,341	34	4,346	397	21,192	29	4,480	48	3,711	13	2,079
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.” As of February 7, 2025, there were 437.1 million shares of our common stock outstanding, held by approximately 3,115 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), governing REITs. In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to any net capital gain. In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2025.

In general, our Board of Directors makes decisions regarding the nature, frequency and amount of our dividends on a quarterly basis. Because the Board considers many factors when making these decisions, including our present and future liquidity needs, our current and projected financial condition and results of operations and the performance and credit quality of our managers, tenants, borrowers, we cannot assure you that we will maintain the practice of paying regular quarterly dividends to continue to qualify as a REIT. Please see “Cautionary Statements” and the risk factors included in Part I, Item 1A of this Annual Report for a description of other factors that may affect our distribution policy.

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

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2019 through December 31, 2024, with the cumulative total returns of the S&P 500 Index, the FTSE Nareit Equity REITs Index (“FTSE Nareit Equity Index”), the FTSE Nareit Equity Health Care Index (“FTSE Nareit Health Care Index”), the NYSE Composite Index and the FTSE Nareit Composite REIT Index (the “Composite REIT Index”) over the same period. The comparison assumes $100 was invested on December 31, 2019 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. We have included the S&P 500 Index because we are a member of the S&P 500. Additionally, we have elected to replace the NYSE Composite Index and Composite REIT Index with FTSE Nareit Health Care Index and FTSE Nareit Equity Index because we believe those indices are more representative of the industries in which we compete, or otherwise provide fair bases for comparison with us, and are therefore particularly relevant to an assessment of our performance. In this transition year, in accordance with Item 201(e)(4) of Regulation S-K, the stock performance graph below includes both the new indices as well as the replaced indices that we used in the immediately preceding year to assist our investors in understanding the impact of the transition. The figures in the table below are rounded to the nearest dollar.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Ventas	$100	$90	$97	$89	$102	$125
S&P 500 Index	$100	$118	$152	$125	$158	$197
FTSE Nareit Equity Index	$100	$92	$132	$100	$113	$123
FTSE Nareit Health Care Index	$100	$90	$105	$82	$93	$115
NYSE Composite Index	$100	$107	$129	$117	$133	$154
Composite REIT Index	$100	$94	$132	$99	$110	$115

Stock Repurchases

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2024:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31	496	$62.93	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	145	62.26	—	—
Total	641	$62.78	—	—
______________________________
(1)Repurchases represent shares withheld to pay taxes on the vesting of restricted stock and restricted stock units (including time-based and performance-based awards) and/or to pay taxes on the exercise price upon the exercise of stock options, granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurred (or, if not a trading day, the immediately preceding trading day) or the fair market value of our common stock at the time of the exercise, as the case may be.

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

Business Summary and Overview of 2024

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms) is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of December 31, 2024, we owned or had investments in 1,387 properties consisting of 1,356 properties in our reportable business segments (“Segment Properties”) and 31 properties held by unconsolidated real estate entities in our non-segment operations. Our Company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally are not required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of technical requirements, which impact how we invest in, operate and manage our assets. See “Risk Factors—Our REIT Status Risks” included in Part I, Item 1A of this Annual Report on Form 10-K (the “Annual Report”).

We operate through three reportable business segments: senior housing operating portfolio, which we refer to as “SHOP,” outpatient medical and research portfolio, which we refer to as “OM&R,” and triple-net leased properties, which we refer to as “NNN.” We also hold assets outside of our reportable business segments, which we refer to as non-segment assets and which consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable as well as investments in unconsolidated entities. Our investments in unconsolidated entities include investments made through our third-party institutional private capital management platform, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). See our Consolidated Financial Statements and the related notes, including “Note 7 – Investments in Unconsolidated Entities” included in Part II, Item 8 of this Annual Report.

Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, based on net operating income (“NOI”) for each segment. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 18 – Segment Information” included in Part II, Item 8 of this Annual Report.

The following table summarizes information for our portfolio for the year ended December 31, 2024 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$866,383	41.9%	629
Outpatient medical and research portfolio (OM&R)	579,271	28.0%	426
Triple-net leased properties (NNN)	606,225	29.3%	301
Non-segment (2)	17,204	0.8%	n/a
	$2,069,083	100%	1,356
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

(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments.

For more than 25 years, Ventas has pursued what we believe is a successful, enduring strategy focused on delivering outsized value to stockholders and other key stakeholders by enabling exceptional environments that benefit the aging population. Working with industry-leading care providers, partners, developers and research and medical institutions, our collaborative and experienced team is focused on achieving consistent, superior total returns through: (1) delivering profitable organic growth in senior housing, (2) capturing value-creating external growth focused on senior housing, (3) driving strong execution and cash flow generation throughout our portfolio of high-quality assets unified in serving the large and growing aging population and (4) maintaining financial strength, flexibility and liquidity.

Our objective is to generate reliable and growing cash flows from our portfolio, which enables us to pay regular cash dividends to stockholders and creates opportunities to increase stockholder value.

2025 Market Trends

We expect senior housing to benefit from strong supply/demand fundamentals, including robust projected demand growth combined with low projected supply growth. Senior housing is expected to benefit from a large and growing aging demographic in the United States, with the 80+ population anticipated to grow by more than 28% through 2030. United States senior housing construction starts are at their lowest point since 2010.

Our operations have been and are expected to continue to be impacted by economic and market conditions. For instance, in senior housing, our managers and tenants have experienced expense pressures, due in part to increased inflation and low unemployment. While there have been signs that expense pressures are moderating, there can be no assurance that this will continue to be the case.
Continual improvement in the performance and growth of our business will also depend on the broader macroeconomic environment, including interest rates, inflation and GDP growth.

See “Risk Factors” in Part I, Item 1A of this Annual Report for additional discussion of risks affecting our business.

Select 2024 and Early 2025 Highlights

Investments and Dispositions

•During the year ended December 31, 2024, we made $2.0 billion of investments including 50 senior housing communities reported within our SHOP segment, five long-term acute care facilities (“LTACs”) reported within our NNN segment for an aggregate purchase price of $1.9 billion and new secured debt financing of $109.0 million to the owner of a senior housing property, secured by the asset and with additional credit support. The loan provides us with a right of first offer to purchase the asset on certain terms and conditions. The loan has a 3-year term and bears interest at a variable rate based on one-month SOFR, subject to a floor of 4.50%, plus a spread of 5.75%, increasing to 6.00% commencing October 1, 2025.

•During the year ended December 31, 2024, we sold 19 senior housing communities in our SHOP segment, 12 outpatient medical buildings (one of which was vacant) in our OM&R segment and 24 properties in our NNN segment for aggregate consideration of $315.1 million and recognized $57.0 million in Gain on real estate dispositions in our Consolidated Statements of Income.

•In January 2025, we acquired two senior housing communities reported within our SHOP segment for an aggregate purchase price of $70.0 million.

Liquidity and Capital

•As of December 31, 2024, we had $3.8 billion in liquidity, including availability under our revolving credit facility, cash and cash equivalents on hand and unsettled equity forward sales agreements, with no borrowings outstanding under our commercial paper program.

Senior Notes

•In February 2024, our wholly-owned subsidiary, Ventas Canada Finance Limited (“Ventas Canada”), issued and sold C$650.0 million ($478.3 million) aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement.

•In April and May 2024, we repaid $800.0 million senior notes consisting of $400.0 million aggregate principal amount of 3.50% Senior Notes due 2024 and $400.0 million aggregate principal amount of 3.75% Senior Notes due 2024.

•In April 2024, we repaid C$73.0 million ($53.4 million) aggregate principal amount of 2.80% Senior Notes, Series E due 2024.

•In May 2024, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), issued and sold $500.0 million aggregate principal amount of 5.625% Senior Notes due 2034 in a registered public offering.

•In September 2024, Ventas Realty issued and sold $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035 in a registered public offering.

•In September 2024, we repaid C$163.3 million ($120.8 million) aggregate principal amount of 4.125% Senior Notes due 2024.

•In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and aggregate principal amount of 3.50% Senior Notes due 2025, respectively.

Equity

•During the year ended December 31, 2024, we issued 37.3 million shares of our common stock for gross proceeds of $2.2 billion, representing an average price of $58.38 per share, of which 3.4 million shares or approximately $201.1 million in gross proceeds remained unsettled with maturity in March 2026.

•In January 2025, we entered into additional unsettled equity forward sales agreements for 0.8 million shares or approximately $49.8 million in gross proceeds with maturity in March 2026.

•As of December 31, 2024, we had $1.5 billion remaining under our current “at-the-market” equity offering program for future sales of common stock.

Portfolio

•During the year ended December 31, 2024, we converted 11 senior housing communities from the NNN segment to the SHOP segment. We also transitioned 17 senior housing communities within the SHOP segment to new managers.

•In September 2024, we entered into agreements with Kindred Healthcare, LLC and certain of its affiliates (“Kindred”) and its parent companies (“ScionHealth”) with respect to 23 LTACs whose lease term was scheduled to expire under our Master Lease with Kindred on April 30, 2025 (the “Kindred Group 2 LTACs”). Under these agreements, among other things: (i) the term of the Kindred Master Lease for 20 of the Kindred Group 2 LTACs was extended to April 30, 2030, (ii) we acquired five LTACs from Kindred, which were added to the Kindred Master Lease with a term expiring on September 30, 2034, and (iii) we received warrants for 9.9% of the common equity of ScionHealth exercisable at its pre-transaction value. The current term for three Kindred Group 2 LTACs will expire on April 30, 2025.

•In December 2024, we entered into agreements with Brookdale Senior Living, Inc. and certain of its affiliates (“Brookdale”) with respect to 121 senior housing properties whose lease term was scheduled to expire under our Master Lease with Brookdale on December 31, 2025. Under these agreements, among other things: (i) the term of the Brookdale Master Lease for 65 senior housing properties was extended to December 31, 2035, and (ii) commencing September 1, 2025, we will have the right to convert 45 senior housing properties to our SHOP segment with one or more managers of our choosing. The current term for the remaining 11 properties will expire on December 31, 2025.

Other Items

•In July 2024, Ardent Health Partners, Inc., the parent company of the tenants under, and guarantor of, the Ardent Master Lease, consummated an initial public offering (the “Ardent IPO”). Following the Ardent IPO, our equity stake in Ardent decreased from 7.5% to approximately 6.7%, which resulted in a gain of $8.7 million for the year ended December 31, 2024, which is included in Income from unconsolidated entities in our Consolidated Statements of Income.

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

Our asset acquisitions may include one or more groups of real estate properties within which there are different types of tangible and intangible assets, typically consisting of land, buildings, site improvements, furniture, fixtures and equipment and lease intangibles. When we acquire multiple real estate properties in a single transaction, we first assess the individual fair value of the real estate properties and then determine the individual fair value of the various types of tangible and intangible assets therein. The individual fair value of the real estate properties is estimated by applying a valuation methodology such as the direct capitalization method of the income approach, which includes estimate for a capitalization rate, annual gross income, vacancy, and expenses based on a number of factors including historical operating results, known and anticipated trends as well as market and economic conditions.

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

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). ASU 2024-03 requires a footnote disclosure about specific expenses by requiring PBEs to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes certain natural expenses relevant to the Company, such as (1) employee compensation, (2) depreciation and (3) intangible asset amortization. The tabular disclosure would also include certain other expenses, when applicable. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. We are evaluating the impact of adopting ASU 2024-03 on our Consolidated Financial Statements.

Results of Operations

As of December 31, 2024, we operated through three reportable business segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities, throughout the United States and the United Kingdom and lease these properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable. Non-segment assets also include our investments in unconsolidated entities, including investments in unconsolidated real estate entities through our third-party institutional private capital management platform, VIM, and investments in unconsolidated operating entities, such as Ardent and Atria. Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles. Non-segment assets also include other assets, such as our Brookdale and Kindred Warrants.

Our chief operating decision maker (“CODM”) is the Chief Executive Officer of the Company. Our CODM evaluates performance of the combined properties in each reportable business segment and determines how to allocate resources to those segments based on NOI for each segment. For further information regarding our reportable business segments and a discussion of our definition of NOI, see “Note 18 – Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Years Ended December 31, 2024 and 2023

The table below shows our results of operations for the years ended December 31, 2024 and 2023 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to Net Income
	2024	2023	$	%
NOI:
SHOP	$866,383	$711,407	$154,976	21.8%
OM&R	579,271	576,932	2,339	0.4
NNN	606,225	604,651	1,574	0.3
Non-segment	17,204	32,177	(14,973)	(46.5)
Total NOI	2,069,083	1,925,167	143,916	7.5
Interest and other income	28,114	11,414	16,700	146.3
Interest expense	(602,835)	(574,112)	(28,723)	(5.0)
Depreciation and amortization	(1,253,143)	(1,392,461)	139,318	10.0
General, administrative and professional fees	(162,990)	(148,876)	(14,114)	(9.5)
(Loss) gain on extinguishment of debt, net	(687)	6,104	(6,791)	(111.3)
Transaction, transition and restructuring costs	(20,369)	(15,215)	(5,154)	(33.9)
Reversal of allowance on loans receivable and investments, net	166	20,270	(20,104)	(99.2)
Gain on foreclosure of real estate	—	29,127	(29,127)	100.0
Shareholder relations matters	(15,751)	—	(15,751)	(100.0)
Other (expense) income	(49,584)	23,001	(72,585)	nm
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(7,996)	(115,581)	107,585	93.1
Income from unconsolidated entities	1,563	13,626	(12,063)	(88.5)
Gain on real estate dispositions	57,009	62,119	(5,110)	(8.2)
Income tax benefit	37,775	9,539	28,236	nm
Net income (loss)	88,351	(30,297)	118,648	nm
Net income attributable to noncontrolling interests	7,198	10,676	(3,478)	(32.6)
Net income (loss) attributable to common stockholders	$81,153	$(40,973)	$122,126	nm
______________________________
nm - not meaningful

NOI—SHOP Segment

The following table summarizes results of operations in our SHOP segment as of December 31, 2024 (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—SHOP:
Resident fees and services	$3,372,796	$2,959,219	$413,577	14.0%
Less: Property-level operating expenses	(2,506,413)	(2,247,812)	(258,601)	(11.5)
NOI	$866,383	$711,407	$154,976	21.8%

	Segment Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2024	2023	2024	2023	2024	2023
Total communities	629	587	84.5%	81.4%	$4,923	$4,684

Resident fees and services include all amounts earned from residents at our senior housing communities, such as rental fees related to resident leases, extended healthcare fees and other ancillary service income. Property-level operating expenses related to our SHOP segment include labor, food, utilities, real estate taxes, insurance, repairs and maintenance, marketing, management fees, supplies and other costs of operating the properties. For senior housing communities in our SHOP segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period. Average monthly revenue per occupied room reflects average resident fees and services per operator-reported occupied unit for the reporting period.

The increase in our SHOP segment NOI in 2024 over the prior year was driven by positive trends in revenue driven by gains in occupancy and revenue per occupied room, the addition of communities acquired in our SHOP segment and conversions of senior housing communities from our NNN segment to our SHOP segment. The revenue increase is partially offset by higher operating expenses in 2024, driven by an increase in the number of communities in our SHOP segment and an increase in occupancy.

The following table compares results of operations for our 472 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Annual Report for additional disclosure regarding same-store NOI for each of our reportable business segments.

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—SHOP:
Resident fees and services	$2,764,175	$2,554,227	$209,948	8.2%
Less: Property-level operating expenses	(2,012,969)	(1,905,495)	(107,474)	(5.6)
NOI	$751,206	$648,732	$102,474	15.8%

	Segment Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2024	2023	2024	2023	2024	2023
Same-store communities	472	472	86.4%	83.4%	$4,917	$4,709

The increase in our same-store SHOP segment NOI in 2024 was primarily driven by positive trends in occupancy and revenue per occupied room in 2024, partially offset by higher operating expenses driven by an increase in occupancy.

NOI—OM&R Segment

The following table summarizes results of operations in our OM&R segment as of December 31, 2024 (dollars in thousands). For properties in our OM&R segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—OM&R:
Rental income	$874,886	$867,193	$7,693	0.9%
Third-party capital management revenues	2,705	2,515	190	7.6
Total revenues	877,591	869,708	7,883	0.9
Less:
Property-level operating expenses	(298,320)	(292,776)	(5,544)	(1.9)
NOI	$579,271	$576,932	$2,339	0.4%

	Segment Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2024	2023	2024	2023	2024	2023
Total OM&R	426	437	88.3%	87.7%	$37	$37

The increase in our OM&R segment NOI in 2024 over the prior year was primarily due to properties acquired in May 2023, favorable leasing activity, improved parking revenues and a development project placed in service, partially offset by dispositions.

The following table compares results of operations for our 337 same-store OM&R (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—OM&R:
Rental income	$747,910	$729,864	$18,046	2.5%
Less: Property-level operating expenses	(240,497)	(231,803)	(8,694)	(3.8)
NOI	$507,413	$498,061	$9,352	1.9%

	Segment Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2024	2023	2024	2023	2024	2023
Same-store OM&R	337	337	91.1%	91.1%	$38	$37

The increase in our same-store OM&R segment NOI in 2024 over the prior year is primarily due to favorable leasing activity. high tenant retention at higher rates and improved parking revenues.

NOI—NNN Segment

The following table summarizes results of operations in our 301 NNN segment as of December 31, 2024 (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2024	2023	$	%
NOI—NNN:
Rental income	$622,054	$619,208	$2,846	0.5%
Less: Property-level operating expenses	(15,829)	(14,557)	(1,272)	(8.7)
NOI	$606,225	$604,651	$1,574	0.3%

In our NNN segment, our revenues generally consist of fixed rental amounts (subject to contractual escalations) received from our tenants in accordance with the applicable lease terms. We report revenues and property-level operating expenses within our NNN segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants.

The increase in our NNN segment NOI in 2024 over the prior year was primarily driven by a $18 million increase from acquisitions, a $10 million net increase in contractual rent escalators, partially offset by a $16 million decrease in rental income from communities that converted to our SHOP segment, a $6 million decrease from dispositions and a $4 million decrease due to additional rental income received in 2023.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our NNN segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2024 and measured over the trailing 12 months ended September 30, 2024 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2023 and measured over the 12 months ended September 30, 2023. The Segment Properties in the table below excludes non-stabilized properties, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full four quarters of occupancy results.

	Number of Properties Owned at December 31, 2024	Average Occupancy for the Trailing 12 Months Ended September 30, 2024	Number of Properties Owned at December 31, 2023	Average Occupancy for the Trailing 12 Months Ended September 30, 2023
Senior housing communities	190	78.7%	223	77.4%
SNFs	18	84.7	16	83.6
IRFs and LTACs	34	54.8	36	54.3

The following table compares results of operations for our 265 same-store NNN segment (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2024	2023	$	%
Same-Store NOI—NNN:
Rental income	$573,845	$567,011	$6,834	1.2%
Less: Property-level operating expenses	(14,604)	(12,749)	(1,855)	(14.6)
NOI	$559,241	$554,262	$4,979	0.9%
The increase in our same-store NNN segment rental income in 2024 over the prior year was attributable primarily to a $10 million net increase in contractual rent escalators, partially offset by $4 million of additional rental income received in 2023.

NOI — Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. The $15.0 million decrease in non-segment NOI in 2024 over the prior year was primarily due to a $17.9 million decrease in interest income due to the conversion of the outstanding principal amount of a loan to equity in May 2023, partially offset by interest income from a new secured debt financing provided in September 2024. See “Note 6 – Loans Receivable and Investments” and “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Company Results

Interest and other income

The $16.7 million increase in interest and other income in 2024 over the prior year was primarily due to interest income earned on a higher invested cash balance as a result of pre-funding debt issuance activities ahead of certain debt maturities.

Interest expense

The $28.7 million increase in interest expense, net of higher capitalized interest of $3.3 million, in 2024 over the prior year was primarily attributable to an increase of $23.9 million due to a higher effective interest rate and $18.9 million due to higher average debt balances. Our weighted average effective interest rate was 4.41% for 2024, compared to 4.23% for 2023. Our weighted average debt outstanding was $13.5 billion for 2024, compared to $13.1 billion for 2023. The higher weighted average debt balance for 2024 compared to 2023 was primarily attributable to pre-funding debt issuance activities ahead of certain debt maturities. Capitalized interest for 2024 and 2023 was $15.6 million and $12.3 million, respectively.

Depreciation and amortization

The $139.3 million decrease in depreciation and amortization expense in 2024 over the prior year was primarily due to a $189.1 million decrease in impairments recognized in 2024 compared to 2023 related to properties that were sold or classified as held for sale.

General, administrative and professional fees

The $14.1 million increase in general, administrative and professional fees in 2024 over the prior year was primarily due to our expanded employee base consistent with enterprise growth and inflationary increases.

(Loss) gain on extinguishment of debt, net

The $6.8 million decrease in gain on extinguishment of debt, net in 2024 over the prior year was primarily related to $8.3 million of gain recognized as a result of cash tender offers in 2023.

Transaction, transition and restructuring costs

The $5.2 million increase in transaction, transition and restructuring costs in 2024 over the prior year was primarily due to costs incurred in connection with the amendment of the Kindred Master Lease.

Reversal of allowance on loans receivable and investments, net

In May 2023, we reversed a $20.0 million allowance previously recorded. This item did not recur in 2024.

Gain on foreclosure of real estate

The gain of $29.1 million for the year ended December 31, 2023 was recorded in connection with our equitization of a mezzanine loan in May 2023. This item did not recur in 2024.

Shareholder relations matters

Shareholder relations matters of $15.8 million for the year ended December 31, 2024 relates to proxy advisory costs related to our response to a proxy campaign associated with the Company’s 2024 annual meeting. There were no such costs incurred for the year ended December 31, 2023.

Other (expense) income

The $72.6 million change from $23.0 million other income in 2023 to $49.6 million other expense in 2024 was primarily due to a $46.7 million change in the fair value of stock warrants, a $14.1 million decrease in insurance reimbursements received in 2024, a $6.6 million increase in insurance expense and a $3.2 million increase in damages caused by significant disruptive events. For the year ended December 31, 2024 and 2023, we recognized unrealized loss of $11.0 million and unrealized gain of $35.7 million, respectively, relating to the change in fair value of stock warrants.

Income from unconsolidated entities

The $12.1 million decrease in income from unconsolidated entities for 2024 over the prior year was primarily due to a $33.5 million gain recognized upon the sale of approximately 24% of our 9.8% ownership interest in Ardent in May 2023, partially offset by $11.0 million increase in income from Ardent in 2024 and a $8.7 million gain recognized following the Ardent IPO in July 2024 and the resulting decrease in our equity stake from 7.5% to approximately 6.7%.

Gain on real estate dispositions

The $5.1 million decrease in gain on real estate dispositions was due to a gain of $62.1 million recognized in 2023 compared to a gain of $57.0 million in 2024.

Income tax benefit

The 2024 income tax benefit is primarily due to losses in certain of our TRS entities and a $28.6 million change in valuation allowance due to purchase accounting activity. The 2023 income tax benefit is primarily due to losses in certain of our TRS entities and a $3.2 million benefit from internal restructurings of U.S. TRS entities.

Years Ended December 31, 2023 and 2022

Our Annual Report for the year ended December 31, 2023, filed with the SEC on February 15, 2024, contains information regarding our results of operations for the years ended December 31, 2023 and 2022 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

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

Nareit Funds From Operations and Normalized Funds From Operations Attributable to Common Stockholders

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Nareit Funds From Operations attributable to common stockholders (“FFO”) and Normalized FFO attributable to common stockholders (“Normalized FFO”) to be appropriate supplemental measures of operating performance of an equity REIT. We believe that the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies. We believe that Normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies across periods on a consistent basis without having to account for differences caused by non-recurring items and other non-operational events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate property, including gain (or loss) on re-measurement of equity method investments and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests. Adjustments for unconsolidated entities and noncontrolling interests will be calculated to reflect FFO on the same basis. We define Normalized FFO as Nareit FFO excluding the following income and expense items, without duplication: (a) gains and losses on derivatives, net and changes in the fair value of financial instruments; (b) the non-cash impact of income tax benefits or expenses; (c) gains and losses on extinguishment of debt, net including the write-off of unamortized deferred financing fees or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) transaction, transition and restructuring costs; (e) amortization of other intangibles; (f) the non-cash impact of changes to our executive equity compensation plan; (g) net expenses or recoveries related to significant disruptive events; (h) the impact of expenses related to asset impairment and valuation allowances; (i) non-cash charges related to leases; (j) the financial impact of contingent consideration; (k) gains and losses on non-real estate dispositions and other normalizing items related to noncontrolling interests and unconsolidated entities; and (l) other items set forth in the Normalized FFO reconciliation included herein.

The following table summarizes our FFO and Normalized FFO for the three years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss) attributable to common stockholders	$81,153	$(40,973)	$(47,447)
Adjustments:
Depreciation and amortization on real estate assets	1,250,453	1,390,025	1,194,751
Depreciation on real estate assets related to noncontrolling interests	(15,113)	(16,657)	(17,451)
Depreciation on real estate assets related to unconsolidated entities	49,170	44,953	30,940
Gain on real estate dispositions	(57,009)	(62,119)	(7,780)
Gain on real estate dispositions related to noncontrolling interests	9	6,685	32
Gain on real estate dispositions and other related to unconsolidated entities	(3,216)	(180)	(14,546)
Nareit FFO attributable to common stockholders	1,305,447	1,321,734	1,138,499
Adjustments:
Loss (gain) on derivatives, net	11,942	(32,076)	23,615
Non-cash impact of income tax benefit	(43,486)	(15,269)	(21,349)
Loss (gain) on extinguishment of debt, net	687	(6,104)	581
Transaction, transition and restructuring costs	20,369	15,215	30,884
Amortization of other intangibles	400	385	385
Non-cash impact of changes to executive equity compensation plan	180	161	(312)
Significant disruptive events, net	8,230	(5,339)	12,451
(Reversal of) allowance on loans receivable and investments, net	(166)	(20,270)	19,757
Normalizing items related to noncontrolling interests and unconsolidated entities, net	(2,012)	(25,683)	(18,233)
Other normalizing items, net (1)	$25,856	$(20,870)	$20,693
Normalized FFO attributable to common stockholders	$1,327,447	$1,211,884	$1,206,971
______________________________
(1)    For the year ended December 31, 2024, primarily related to shareholder relations matters and certain legal matters. For the year ended December 31, 2023, primarily related to gain on foreclosure of real estate, payment obligation arising in connection with sale of real estate and certain legal matters. For the year ended December 31, 2022, primarily related to shareholder relations matters.

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss) attributable to common stockholders	$81,153	$(40,973)	$(47,447)
Adjustments:
Interest and other income	(28,114)	(11,414)	(3,635)
Interest expense	602,835	574,112	467,557
Depreciation and amortization	1,253,143	1,392,461	1,197,798
General, administrative and professional fees	162,990	148,876	144,874
Loss (gain) on extinguishment of debt, net	687	(6,104)	581
Transaction, transition and restructuring costs	20,369	15,215	30,884
(Reversal of) allowance on loans receivable and investments, net	(166)	(20,270)	19,757
Gain on foreclosure of real estate	—	(29,127)	—
Shareholder relations matters	15,751	—	20,693
Other expense (income)	49,584	(23,001)	58,268
Net income attributable to noncontrolling interests	7,198	10,676	6,516
Income from unconsolidated entities	(1,563)	(13,626)	(28,500)
Income tax benefit	(37,775)	(9,539)	(16,926)
Gain on real estate dispositions	(57,009)	(62,119)	(7,780)
NOI	$2,069,083	$1,925,167	$1,842,640

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

Newly acquired development properties and recently developed or redeveloped properties in our SHOP reportable business segment will be included in same-store once they are stabilized for the full period in both periods presented. These properties are considered stabilized upon the earlier of (a) the achievement of 80% sustained occupancy or (b) 24 months from the date of acquisition or substantial completion of work. Recently developed or redeveloped properties in our OM&R and NNN reportable business segments will be included in same-store once substantial completion of work has occurred for the full period in both periods presented. Our SHOP and NNN that have undergone operator or business model transitions will be included in same-store once operating under consistent operating structures for the full period in both periods presented.

Properties are excluded from same-store if they are: (i) sold, classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) impacted by significant disruptive events such as flood or fire; (iii) for SHOP, those properties that are currently undergoing a significant disruptive redevelopment; (iv) for OM&R and NNN reportable business segments, those properties for which management has an intention to institute, or has instituted, a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, or maintain a market-competitive position and/or achieve property stabilization, most commonly as the result of an expected or actual material change in occupancy or NOI; or (v) for SHOP and NNN reportable business segments, those properties that are scheduled to undergo operator or business model transitions, or have transitioned operators or business models after the start of the prior comparison period.

To eliminate the impact of exchange rate movements, certain of our performance-based disclosures, including same-store NOI for SHOP and NNN, assume constant exchange rates across comparable periods, using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average monthly exchange rate for the current period.

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

Market Risk

We are primarily exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility, our unsecured term loans and our commercial paper program, certain of our mortgage loans that are variable rate obligations, mortgage loans receivable that bear interest at variable rates and available for sale securities. These market risks result primarily from changes in benchmark interest rates. To manage these risks, we continuously monitor our level of variable rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions. See “Risk Factors—We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective” included in Part I, Item 1A of this Annual Report.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2024	2023	2022
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,744,519	$9,302,840	$8,627,540
Unsecured term loans	400,000	400,000	200,000
Mortgage loans and other	2,684,014	2,755,988	2,035,896
Subtotal fixed rate	12,828,533	12,458,828	10,863,436
Variable rate:
Unsecured revolving credit facility	6,397	14,006	25,230
Unsecured term loans	300,000	677,501	669,031
Commercial paper notes	—	—	403,000
Mortgage loans and other	483,872	418,263	400,547
Subtotal variable rate	790,269	1,109,770	1,497,808
Total	$13,618,802	$13,568,598	$12,361,244
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	71.6%	68.6%	69.8%
Unsecured term loans	2.9	2.9	1.6
Mortgage loans and other	19.7	20.3	16.5
Variable rate:
Unsecured revolving credit facility	—	0.1	0.2
Unsecured term loans	2.2	5.0	5.4
Commercial paper notes	—	—	3.3
Mortgage loans and other	3.6	3.1	3.2
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	4.1%	3.8%	3.7%
Unsecured term loans	4.7	4.7	3.6
Mortgage loans and other	4.3	4.2	3.7
Variable rate:
Unsecured revolving credit facility	5.3	6.1	4.5
Unsecured term loans	5.3	6.3	5.5
Commercial paper notes	—	—	4.7
Mortgage loans and other	5.1	6.1	5.1
Total	4.2	4.1	3.9

The variable rate debt as of December 31, 2024 in the table above reflects, in part, the effect of $141.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt as of December 31, 2024 in the table above reflects, in part, the effect of $526.5 million and C$635.9 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The decrease in our outstanding variable rate debt as of December 31, 2024 compared to December 31, 2023 is primarily attributable to the repayment of a C$500.0 million ($369.4 million) unsecured term loan.

The increase in our outstanding fixed rate debt from December 31, 2024 compared to December 31, 2023 was primarily attributable to net issuances of senior notes.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of December 31, 2024 of $0.8 billion, interest expense on an annualized basis would increase by approximately $7.9 million, or less than $0.02 per diluted common share.

As of December 31, 2024 and 2023, our joint venture partners’ aggregate share of total consolidated debt was $310.9 million and $297.5 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $676.8 million and $575.3 million as of December 31, 2024 and 2023, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of December 31,
	2024	2023
Gross book value	$12,828,533	$12,458,828
Fair value	12,620,797	11,994,321
Fair value reflecting change in interest rates:
-100 basis points	13,078,684	12,457,648
+100 basis points	12,158,222	11,568,461

As of December 31, 2024 and 2023, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $173.9 million and $53.1 million, respectively. See “Note 6 – Loans Receivable and Investments” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2024 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Net Income and Normalized FFO for the year ended December 31, 2024 would decrease or increase by less than $0.01 per diluted common share. We will continue to mitigate these risks through a layered approach to hedging and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

Concentration Risk

We use concentration ratios to identify, understand and evaluate the potential impact of economic downturns and other adverse events that may affect our asset types, geographic locations, business models, and managers, tenants and borrowers. We evaluate concentration risk in terms of investment mix and operations mix. Investment mix measures the percentage of our investments that is concentrated in a specific asset type or that is operated or managed by a particular manager, tenant or borrower. Operations mix measures the percentage of our operating results that is attributed to a particular manager, tenant, or borrower, geographic location or business model.

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of December 31,
	2024	2023
Investment mix by asset type (1):
Senior housing communities	67.3%	65.8%
Outpatient medical buildings	19.7	20.4
Research centers	5.3	5.7
Other healthcare facilities	4.5	4.8
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	2.0	1.5
Skilled nursing facilities (“SNFs”)	1.2	1.7
Secured loans receivable and investments, net	—	0.1
Total	100.0%	100.0%
Investment mix by manager and tenant (1):
Atria	21.0%	23.5%
Sunrise	9.9	9.0
Lillibridge	9.8	10.2
Brookdale	6.6	7.7
Le Groupe Maurice	6.4	7.0
Wexford	5.1	5.4
Ardent	4.9	5.1
Kindred	1.3	0.8
All other	35.0	31.3
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale, development properties not yet operational and land parcels) as of each reporting date.

	For the Years Ended December 31,
	2024	2023	2022
Operations mix by manager and tenant and business model:
Revenues (1):
SHOP	68.5%	65.8%	64.3%
Brookdale (2)	3.1	3.3	3.6
Ardent (3)	2.8	3.0	3.2
Kindred	2.8	2.9	3.2
All others	22.8	25.0	25.7
Total	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	41.9%	37.0%	35.1%
Brookdale (2)	7.2	7.7	8.1
Kindred	6.7	6.9	7.3
Ardent (3)	6.6	6.9	7.1
All others	37.6	41.5	42.4
Total	100.0%	100.0%	100.0%
Operations mix by geographic location (1):
California	13.4%	13.6%	14.3%
New York	7.0	7.4	7.5
Texas	6.6	6.5	6.6
Quebec, Canada	5.9	6.0	6.2
Illinois	4.9	4.4	4.3
All others	62.2	62.1	61.1
Total	100.0%	100.0%	100.0%
______________________________
(1)Represents percentage of total revenues which include third-party capital management revenues, income from loans and investments and interest and other income.
(2)Results exclude nine senior housing communities which are included in our SHOP segment.
(3)Results exclude 19 outpatient medical buildings included in “All others.”

See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

We derive a significant portion of our revenues by leasing assets under long-term triple-net leases in which the rental rate is generally fixed with escalators, subject to certain limitations. Some of our triple-net lease escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenues directly from individual residents in our senior housing communities that are managed by operators, such as Atria, Sunrise and Le Groupe Maurice, and tenants in our outpatient medical buildings.

The concentration of our NNN segment revenues and operating income that are attributed to Brookdale, Ardent and Kindred creates credit risk. If any of Brookdale, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. See “Risk Factors—Risks Related to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of managers and tenants, including Atria, Sunrise, Le Groupe Maurice, Brookdale, Ardent and Kindred” included in Part I, Item 1A of this Annual Report and “Note 3 – Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Because Atria, Sunrise and Le Groupe Maurice manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage the senior housing communities’ operations efficiently and effectively. We also rely on Atria, Sunrise and Le Groupe Maurice to set appropriate resident fees, to provide accurate property-level financials results in a timely manner and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s. Sunrise’s or Le Groupe Maurice’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. See “Risk Factors—Risks Related to Our Business Operations and Strategy” included in Part I, Item 1A of this Annual Report.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the year ended December 31, 2024, we had no triple-net lease expirations that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our managers or tenants, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations” included in Part I, Item IA of this Annual Report.

Tenant Lease Expirations

The following table summarizes our lease expirations in our OM&R and NNN segments over the next 10 years and thereafter, assuming that none of the tenants exercise any of their renewal or purchase options, as of December 31, 2024 (dollars in thousands):

	Expiration Year
	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Thereafter
OM&R:
Segment Properties	426	426	426	426	426	426	426	426	426	426	426
Annualized Base Rent (1)	72,314	65,137	85,516	67,695	70,060	49,547	32,347	41,433	33,067	58,566	42,790
% of Segment Base Rent	12%	11%	14%	11%	11%	8%	5%	7%	5%	9%	7%

NNN:
Segment Properties	174	112	98	104	101	101	96	102	99	95	160
Annualized Base Rent (1)(2)	95,558	41,513	10,512	45,669	28,834	113,130	1,982	5,803	3,932	16,040	205,743
% of Segment Base Rent	17%	7%	2%	8%	5%	20%	—%	1%	1%	3%	36%

Total Annualized Base Rent	167,872	106,650	96,027	113,364	98,894	162,677	34,329	47,236	36,999	74,605	248,533
% of Total OM&R and NNN Base Rent	14%	9%	8%	10%	8%	14%	3%	4%	3%	6%	21%
______________________________
(1)Annualized Base Rent (“ABR”) represents the annualized impact of the current period’s cash base rent at 100% share for consolidated entities. ABR does not include straight-line rental income, rent escalators, common area maintenance charges, the amortization of above / below market lease intangibles or other non-cash items.
(2)The expiration of ABR in 2025 includes rent associated with (a) 56 senior housing properties currently leased to Brookdale, 45 of which are intended to be converted to our SHOP segment on or after September 1, 2025 and (b) 3 LTACs currently leased to Kindred through April 2025. The expiration of ABR in 2030 includes rent associated with 20 LTACs currently leased to Kindred. The expiration of ABR in 2034 includes rent associated with 5 LTACs currently leased to Kindred. The expiration of ABR Thereafter includes rent associated with 65 properties currently leased to Brookdale. See “Risk Factors—Risks Related to Our Business Operations and Strategy—If we need to replace any of our managers or tenants, we may be unable to do so on as favorable terms, if at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, financial condition and results of operations” included in Part I, Item 1A of this Annual Report.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility and commercial paper program, and proceeds from asset sales.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund acquisitions, investments and commitments and any development and redevelopment activities; (v) fund capital expenditures; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. Depending upon the availability of external capital, we believe our liquidity is sufficient to fund these uses of cash. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (including in whole or in part, through joint venture arrangements) and borrowings under our revolving credit facilities and commercial paper program. However, an inability to access liquidity through multiple capital sources concurrently could have a material adverse effect on us.

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the year ended December 31, 2024, our material contractual obligations increased primarily due to net issuances of senior notes to pre-fund upcoming debt maturities. See “Note 10 – Senior Notes Payable and Other Debt” and “Note 14 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Loans Receivable and Investments

In September 2024, we provided new secured debt financing of $109.0 million to the owner of a senior housing property, secured by the asset and with additional credit support. The loan provides us with a right of first offer to purchase the asset on certain terms and conditions. The loan has a 3-year term and bears interest at a variable rate based on one-month SOFR, subject to a floor of 4.50%, plus a spread of 5.75%, increasing to 6.00% commencing October 1, 2025.

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of December 31, 2024, we had $2.74 billion of undrawn capacity under our unsecured revolving credit facility with $6.4 million outstanding and an additional $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2024, we had no borrowings outstanding under our commercial paper program.

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

During the year ended December 31, 2024, we repaid a C$500.0 million ($369.4 million) unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that would otherwise have matured in January 2025.

As of December 31, 2024, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $15.4 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas, Inc. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. As of both December 31, 2024 and 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62% inclusive of the impact of the amortization of issuance costs. For the years ended December 31, 2024 and 2023, we recognized $32.3 million and $17.8 million of contractual interest expense, respectively, and amortization of issuance costs of $6.8 million and $3.6 million, respectively, related to the Exchangeable Notes. Unamortized issuance costs of $10.3 million and $17.1 million as of December 31, 2024 and 2023 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets.

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

Senior Notes

As of December 31, 2024, we had outstanding $8.3 billion aggregate principal amount of senior notes issued by Ventas Realty, approximately $73.8 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$2.0 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

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

The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. We were in compliance with all of these covenants at December 31, 2024.

In February 2024, Ventas Canada issued and sold C$650.0 million ($478.3 million) aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay our C$500.0 million ($369.4 million) unsecured term loan facility due 2025.

In April and May 2024, we repaid $800.0 million senior notes consisting of $400.0 million aggregate principal amount of 3.50% Senior Notes due 2024 and $400.0 million aggregate principal amount of 3.75% Senior Notes due 2024 at maturity primarily with cash on hand and borrowings through our commercial paper program.

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

In September 2024, Ventas Realty issued and sold $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035 in a registered public offering. We used the proceeds for general corporate purposes, including funding of acquisitions and the repayment of other indebtedness.

In September 2024, we repaid C$163.3 million ($120.8 million) aggregate principal amount of 4.125% Senior Notes due 2024 at maturity with cash on hand.

In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and aggregate principal amount of 3.50% Senior Notes due 2025, respectively, at maturity using cash on hand and borrowings through our commercial paper program.

Mortgages

At December 31, 2024, our consolidated aggregate principal amount of mortgage debt outstanding was $3.2 billion, of which our share was $2.9 billion.

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

We enter into interest rate swaps in order to maintain a capital structure containing targeted amounts of fixed and variable-rate debt and manage interest rate risk. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our fixed-rate payments. These interest rate swap agreements are used to hedge the variable cash flows associated with variable-rate debt.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized over the life of the related debt and recorded in Interest expense in our Consolidated Statements of Income.

As of December 31, 2024, our variable rate debt obligations of $0.8 billion reflect, in part, the effect of $141.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt.

As of December 31, 2024, our fixed rate debt obligations of $12.8 billion reflect, in part, the effect of $526.5 million and C$635.9 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

2024 Activity

From June through September 2024, we entered into an aggregate $350.0 million treasury locks to hedge interest rate risk on future debt issuances. In September 2024, we terminated the treasury locks in conjunction with the issuance of the $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035.

Capital Stock

In February 2024, we entered into an amendment to our November 2021 ATM Sales Agreement, providing for an “at-the-market” equity offering program, pursuant to which we could sell, from time to time, up to $1.0 billion aggregate gross sales price of shares of our common stock (as amended, the “February 2024 ATM Program”). In September 2024, we terminated the February 2024 ATM Program and entered into an ATM Sales Agreement providing for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock (the “September 2024 ATM Program” and, together with the February 2024 ATM Program, the “ATM Programs”). The ATM Programs have allowed us to enter into forward sales agreements, as discussed below. By utilizing a forward sales agreement, we can secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. As of December 31, 2024, the remaining amount available under our September 2024 ATM Program for future sales of common stock was $1.5 billion.

During the year ended December 31, 2024, we issued 37.3 million shares of our common stock for gross proceeds of $2.2 billion, representing an average price of $58.38 per share, of which 3.4 million shares or approximately $201.1 million in gross proceeds remained unsettled with maturity in March 2026. During the year ended December 31, 2023, we issued 2.3 million shares of our common stock for gross proceeds of $110.4 million, representing an average price of $47.89 per share. There were no issuances of common stock for the year ended December 31, 2022.

Equity Forward Sales Agreements

Equity forward sales agreements generally have a maturity of one to two years. At any time during the term of an equity forward sales agreement, we may settle that equity forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding equity forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant equity forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the equity forward sales agreement, and certain fixed price reductions for expected dividends on our common stock during the term of the equity forward sales agreement. Our unsettled equity forward sales agreements are accounted for as equity instruments.

In January 2025, we entered into additional unsettled equity forward sales agreements for 0.8 million shares or approximately $49.8 million in gross proceeds with maturity in March 2026.

Dividends

During 2024, we declared four dividends totaling $1.80 per share of our common stock, including a fourth quarter dividend of $0.45 per share. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2025.

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

Capital Expenditures

From time to time, we engage in development and redevelopment activities within our reportable business segments and through our investments in unconsolidated entities. For example, we are party to certain agreements that commit us to develop properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2024, we had three active and committed projects pursuant to these agreements, including two projects that are unconsolidated. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities, outpatient medical buildings and research centers to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements) and borrowings under our revolving credit facilities and commercial paper program.

To the extent that unanticipated capital expenditure needs arise or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.

Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Years Ended December 31,		Change
	2024	2023	$	%
Cash, cash equivalents and restricted cash at beginning of year	$563,462	$170,745	$392,717	nm
Net cash provided by operating activities	1,329,625	1,119,873	209,752	18.7
Net cash used in investing activities	(2,377,089)	(184,664)	(2,192,425)	nm
Net cash provided by (used in) financing activities	1,445,220	(543,749)	1,988,969	nm
Effect of foreign currency translation	(3,985)	1,257	(5,242)	nm
Cash, cash equivalents and restricted cash at end of year	$957,233	$563,462	$393,771	69.9
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $209.8 million during 2024 compared to the same period in 2023 primarily due to growth in our businesses and improvements to our working capital.

Cash Flows from Investing Activities

Cash flows used in investing activities increased $2.2 billion during 2024 compared to the same period in 2023 primarily due to a $1.9 billion increase in acquisition and a $122.6 million increase in investment in loans receivable in 2024.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $2.0 billion during 2024 compared to the same period in 2023 primarily due to a $1.9 billion increase in issuances of common stock.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the entities and any outstanding loans receivable. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, as of December 31, 2024, we had $16.3 million outstanding letters of credit obligations.

Commitments and Contingencies

The information contained in “Note 14 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated by reference into this Item 7.

Guarantor and Issuer Information - Registered Senior Notes

Ventas, Inc. has fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Realty, that were issued in transactions registered under the Securities Act of 1933. No other Ventas entities are issuers or guarantors of debt securities registered under the Securities Act.

Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including Ventas Realty’s payment obligations and our payment guarantees with respect to Ventas Realty’s registered senior notes.

Ventas Realty is a direct, wholly owned subsidiary of Ventas, Inc. Excluding investments in subsidiaries, the assets, liabilities and results of operations of Ventas Realty and Ventas, Inc., on a combined basis, are not material to the consolidated financial position or consolidated results of operations of Ventas. Therefore, in accordance with Rule 13-01 of Regulation S-X, we have elected to exclude summarized financial information for the issuer and guarantor of our registered senior notes.

Please see “—Liquidity and Capital Resources” for a description of our outstanding senior notes and other debt obligations, including the registered senior notes described above.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ventas, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involves our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Ventas, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ventas, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chicago, Illinois
February 13, 2025

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2024	2023
Assets
Real estate investments:
Land and improvements	$2,775,790	$2,596,274
Buildings and improvements	28,717,990	27,201,381
Construction in progress	336,231	368,143
Acquired lease intangibles	1,558,751	1,448,146
Operating lease assets	308,019	312,142
	33,696,781	31,926,086
Accumulated depreciation and amortization	(11,096,236)	(10,177,136)
Net real estate property	22,600,545	21,748,950
Secured loans receivable and investments, net	144,872	27,986
Investments in unconsolidated real estate entities	626,122	598,206
Net real estate investments	23,371,539	22,375,142
Cash and cash equivalents	897,850	508,794
Escrow deposits and restricted cash	59,383	54,668
Goodwill	1,044,915	1,045,176
Assets held for sale	18,625	56,489
Deferred income tax assets, net	1,931	1,754
Other assets	792,663	683,410
Total assets	$26,186,906	$24,725,433
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$13,522,551	$13,490,896
Accrued interest payable	143,345	117,403
Operating lease liabilities	218,003	194,734
Accounts payable and other liabilities	1,152,306	1,041,616
Liabilities related to assets held for sale	2,726	9,243
Deferred income tax liabilities	8,150	24,500
Total liabilities	15,047,081	14,878,392
Redeemable OP unitholder and noncontrolling interests	310,229	302,636
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 437,085 and 402,380 shares outstanding at December 31, 2024 and 2023, respectively	109,119	100,648
Capital in excess of par value	17,607,482	15,650,734
Accumulated other comprehensive loss	(33,526)	(35,757)
Retained earnings (deficit)	(6,886,653)	(6,213,803)
Treasury stock, 4 and 279 shares issued at December 31, 2024 and 2023, respectively	(25,155)	(13,764)
Total Ventas stockholders’ equity	10,771,267	9,488,058
Noncontrolling interests	58,329	56,347
Total equity	10,829,596	9,544,405
Total liabilities and equity	$26,186,906	$24,725,433
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Rental income:
Triple-net leased properties	$622,054	$619,208	$598,154
Outpatient medical and research portfolio	874,886	867,193	801,159
	1,496,940	1,486,401	1,399,313
Resident fees and services	3,372,796	2,959,219	2,651,886
Third-party capital management revenues	17,359	17,841	26,199
Income from loans and investments	9,057	22,952	48,160
Interest and other income	28,114	11,414	3,635
Total revenues	4,924,266	4,497,827	4,129,193
Expenses
Interest	602,835	574,112	467,557
Depreciation and amortization	1,253,143	1,392,461	1,197,798
Property-level operating expenses:
Senior housing	2,506,413	2,247,812	2,004,420
Outpatient medical and research portfolio	298,320	292,776	257,003
Triple-net leased properties	15,829	14,557	15,301
	2,820,562	2,555,145	2,276,724
Third-party capital management expenses	6,507	6,101	6,194
General, administrative and professional fees	162,990	148,876	144,874
Loss (gain) on extinguishment of debt, net	687	(6,104)	581
Transaction, transition and restructuring costs	20,369	15,215	30,884
(Reversal of) allowance on loans receivable and investments, net	(166)	(20,270)	19,757
Gain on foreclosure of real estate	—	(29,127)	—
Shareholder relations matters	15,751	—	20,693
Other expense (income)	49,584	(23,001)	58,268
Total expenses	4,932,262	4,613,408	4,223,330
Loss before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	(7,996)	(115,581)	(94,137)
Income from unconsolidated entities	1,563	13,626	28,500
Gain on real estate dispositions	57,009	62,119	7,780
Income tax benefit	37,775	9,539	16,926
Net income (loss)	88,351	(30,297)	(40,931)
Net income attributable to noncontrolling interests	7,198	10,676	6,516
Net income (loss) attributable to common stockholders	$81,153	$(40,973)	$(47,447)
Earnings per common share
Basic:
Net income (loss)	$0.21	$(0.08)	$(0.10)
Net income (loss) attributable to common stockholders	0.20	(0.10)	(0.12)
Diluted: (1)
Net income (loss)	$0.21	$(0.08)	$(0.10)
Net income (loss) attributable to common stockholders	0.19	(0.10)	(0.12)
(1)     Potential common shares are not included in the computation of diluted earnings per share (“EPS”) when a net loss exists as the effect would be an antidilutive per share amount.
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$88,351	$(30,297)	$(40,931)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	14,433	6,024	(11,837)
Unrealized loss on available for sale securities	(862)	(1,256)	(1,838)
Unrealized (loss) gain on derivative instruments	(19,672)	(2,766)	39,377
Total other comprehensive (loss) income	(6,101)	2,002	25,702
Comprehensive income (loss)	82,250	(28,295)	(15,229)
Comprehensive (loss) income attributable to noncontrolling interests	(1,135)	11,635	4,497
Comprehensive income (loss) attributable to common stockholders	$83,385	$(39,930)	$(19,726)

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2022	$99,838	$15,498,956	$(64,520)	$(4,679,889)	$—	$10,854,385	$91,375	$10,945,760
Net income	—	—	—	(47,447)	—	(47,447)	6,516	(40,931)
Other comprehensive income	—	—	27,720	—	—	27,720	(2,018)	25,702
Net change in noncontrolling interests	—	(9,235)	—	—	—	(9,235)	(27,164)	(36,399)
Dividends to common stockholders—$1.80 per share	—	—	—	(722,049)	—	(722,049)	—	(722,049)
Issuance of common stock for stock plans, restricted stock grants and other	74	38,370	—	—	(536)	37,908	—	37,908
Adjust redeemable OP unitholder interests to current fair value	—	11,480	—	—	—	11,480	—	11,480
Redemption of OP Units	—	206	—	—	—	206	—	206
Balance at December 31, 2022	99,912	15,539,777	(36,800)	(5,449,385)	(536)	10,152,968	68,709	10,221,677
Net loss	—	—	—	(40,973)	—	(40,973)	10,676	(30,297)
Other comprehensive income	—	—	1,043	—	—	1,043	959	2,002
Net change in noncontrolling interests	—	(12,495)	—	—	—	(12,495)	(23,997)	(36,492)
Dividends to common stockholders—$1.80 per share	—	40	—	(723,445)	—	(723,405)	—	(723,405)
Issuance of common stock for stock plans, restricted stock grants and other	736	141,552	—	—	(13,228)	129,060	—	129,060
Adjust redeemable OP unitholder interests to current fair value	—	(18,056)	—	—	—	(18,056)	—	(18,056)
Redemption of OP Units	—	(84)	—	—	—	(84)	—	(84)
Balance at December 31, 2023	100,648	15,650,734	(35,757)	(6,213,803)	(13,764)	9,488,058	56,347	9,544,405
Net income	—	—	—	81,153	—	81,153	7,198	88,351
Other comprehensive loss	—	—	2,231	—	—	2,231	(8,332)	(6,101)
Net change in noncontrolling interests	—	(22,345)	—	—	—	(22,345)	3,116	(19,229)
Dividends to common stockholders— $1.80 per share	—	78	—	(754,003)	—	(753,925)	—	(753,925)
Issuance of common stock for stock plans, restricted stock grants and other	8,471	2,015,265	—	—	(11,391)	2,012,345	—	2,012,345
Adjust redeemable OP unitholder interests to current fair value	—	(34,169)	—	—	—	(34,169)	—	(34,169)
Redemption of OP Units	—	(2,081)	—	—	—	(2,081)	—	(2,081)
Balance at December 31, 2024	$109,119	$17,607,482	$(33,526)	$(6,886,653)	$(25,155)	$10,771,267	$58,329	$10,829,596

   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$88,351	$(30,297)	$(40,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,253,143	1,392,461	1,197,798
Amortization of deferred revenue and lease intangibles, net	(54,242)	(59,604)	(63,543)
Other non-cash amortization	30,143	22,416	12,957
(Reversal of) allowance on loans receivable and investments, net	(166)	(20,270)	19,757
Stock-based compensation	30,991	30,987	30,715
Straight-lining of rental income	(5,094)	(7,597)	(11,094)
Loss (gain) on extinguishment of debt, net	687	(6,104)	581
Gain on real estate dispositions	(57,009)	(62,119)	(7,780)
Income tax benefit	(43,487)	(15,269)	(21,348)
Income from unconsolidated entities	(1,563)	(13,626)	(28,500)
Gain on foreclosure of real estate	—	(29,127)	—
Distributions from unconsolidated entities	18,298	16,123	19,847
Other	25,762	(44,503)	52,489
Changes in operating assets and liabilities:
Increase in other assets	(117,363)	(48,445)	(52,897)
Increase in accrued interest payable	27,205	1,252	4,915
Increase (decrease) in accounts payable and other liabilities	133,969	(6,405)	7,197
Net cash provided by operating activities	1,329,625	1,119,873	1,120,163
Cash flows from investing activities:
Net investment in real estate property	(1,925,957)	(6,466)	(446,628)
Investment in loans receivable	(125,363)	(2,750)	(30,700)
Proceeds from real estate disposals	329,094	399,534	112,926
Proceeds from loans receivable	6,870	44,630	890
Proceeds from sale of interest in unconsolidated entities	—	50,054	—
Net cash assumed in foreclosure of real estate	—	11,615	—
Development project expenditures	(322,232)	(383,590)	(231,939)
Capital expenditures	(281,614)	(259,415)	(222,130)
Distributions from unconsolidated entities	8,368	74,670	28,311
Investment in unconsolidated entities	(69,797)	(130,522)	(83,652)
Insurance proceeds for property damage claims	3,542	17,576	13,704
Net cash used in investing activities	(2,377,089)	(184,664)	(859,218)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(7,103)	(12,410)	(27,179)
Net change in borrowings under commercial paper program	—	(402,354)	122,414
Proceeds from debt	1,913,431	2,527,482	957,781
Repayment of debt	(1,621,316)	(1,973,132)	(575,391)
Purchase of noncontrolling interests	(11,064)	(110)	(170)
Payment of deferred financing costs	(35,878)	(41,837)	(8,824)
Issuance of common stock, net	1,964,867	108,455	—
Cash distribution to common stockholders	(740,326)	(723,559)	(720,319)
Cash distribution to redeemable OP unitholders	(6,468)	(6,191)	(6,292)
Cash issued for redemption of OP Units	(2,416)	(1,132)	(1,487)
Contributions from noncontrolling interests	3,703	20,241	5,371
Distributions to noncontrolling interests	(22,300)	(32,029)	(32,325)
Proceeds from stock option exercises	26,052	1,736	8,691
Other	(15,962)	(8,909)	(6,198)
Net cash provided by (used in) financing activities	1,445,220	(543,749)	(283,928)
Net increase (decrease) in cash, cash equivalents and restricted cash	397,756	391,460	(22,983)
Effect of foreign currency translation	(3,985)	1,257	(2,869)
Cash, cash equivalents and restricted cash at beginning of year	563,462	170,745	196,597
Cash, cash equivalents and restricted cash at end of year	$957,233	$563,462	$170,745

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Interest paid excluding capitalized interest	$575,741	$548,108	$467,556
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$43,086	$—	$16,540
Other assets	12,955	7,873	875
Other liabilities	23,489	9,000	7,747
Deferred income tax liability	28,601	12,382	960
Noncontrolling interests	—	—	3,351
Settlement of loan receivable	—	486,082	—
Real estate received in settlement of loan receivable	—	1,566,395	—
Assumption of debt related to real estate owned	—	1,016,804	—
Equity issued for redemption of OP Units	434	—	—
Investment in unconsolidated entities	—	—	8,100
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Company” and other similar terms) is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of December 31, 2024, we owned or had investments in 1,387 properties consisting of 1,356 properties in our reportable business segments (“Segment Properties”) and 31 properties held by unconsolidated real estate entities in our non-segment operations. Our Company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally are not required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of technical requirements, which impact how we invest in, operate and manage our assets.

We operate through three reportable business segments: senior housing operating portfolio, which we refer to as “SHOP,” outpatient medical and research portfolio, which we refer to as “OM&R,” and triple-net leased properties, which we refer to as “NNN.” We also hold assets outside of our reportable business segments, which we refer to as non-segment assets and which consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable as well as investments in unconsolidated entities. Our investments in unconsolidated entities include investments made through our third-party institutional private capital management platform, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”).

Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, based on net operating income (“NOI”) for each segment. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 18 – Segment Information”.

The following table summarizes information for our portfolio for the year ended December 31, 2024 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$866,383	41.9%	629
Outpatient medical and research portfolio (OM&R)	579,271	28.0%	426
Triple-net leased properties (NNN)	606,225	29.3%	301
Non-segment (2)	17,204	0.8%	n/a
	$2,069,083	100%	1,356
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
(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As of December 31, 2024		As of December 31, 2023
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
NHP/PMB L.P.	$728,457	$286,030	$759,817	$266,658
Fonds Immobilier Groupe Maurice, S.E.C.	1,779,762	1,121,659	1,971,410	1,204,619
Other identified VIEs	1,447,381	410,721	1,597,957	354,828
Tax credit VIEs (1)	—	—	29,746	4,024
______________________________
(1)     Balances as of December 31, 2024 reflect the completion of the tax credit structure unwinds.

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly-owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate NHP/PMB as a VIE. As of December 31, 2024, third-party investors owned 3.8 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 33% of the total units then outstanding, and we owned 7.7 million Class B limited partnership units in NHP/PMB, representing the remaining 67%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

The OP Units are classified outside of permanent equity on our Consolidated Balance Sheets because they may be redeemed by third parties under circumstances that are outside of our control. We reflect the OP Units at the greater of cost or redemption value. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2024 and 2023. We record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through Capital in excess of par value on our Consolidated Balance Sheets.

Noncontrolling Interests

Excluding the redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify those interests as a component of consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss, and comprehensive income, is allocated between the joint venture partners based on their respective stated ownership percentages. In other cases, net income or loss is allocated between the joint venture partners based on the HLBV method. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. We include Net income attributable to noncontrolling interests in net income in our Consolidated Statements of Income and we include the noncontrolling interests’ share of comprehensive income in our Consolidated Statements of Comprehensive Income.

Accounting for Historic and New Markets Tax Credits

For certain of our research centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”), new markets tax credits (“NMTCs”) or both. As of December 31, 2024 and 2023, we owned zero and one property that had syndicated NMTCs to TCIs.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our asset acquisitions may include one or more groups of real estate properties within which there are different types of tangible and intangible assets, typically consisting of land, buildings, site improvements, furniture, fixtures and equipment and lease intangibles. When we acquire multiple real estate properties in a single transaction, we first assess the individual fair value of the real estate properties and then determine the individual fair value of the various types of tangible and intangible assets therein. The individual fair value of the real estate properties is estimated by applying a valuation methodology such as the direct capitalization method of the income approach, which includes estimate for a capitalization rate, annual gross income, vacancy, and expenses based on a number of factors including historical operating results, known and anticipated trends as well as market and economic conditions.

We estimate the fair value of buildings acquired on an as-if-vacant basis or replacement cost basis and depreciate the building value over the estimated remaining life of the building, generally 35 years. We determine the fair value of other fixed assets, such as site improvements, and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives, generally 15 years for land improvements and 20 years for building improvements. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize project costs until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.

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

If at any time we determine that the criteria for classifying assets as held for sale are no longer met, we reclassify assets within Net real estate property on our Consolidated Balance Sheets for all periods presented. The carrying amount of

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these assets is adjusted in the period in which a change in classification is determined to reflect any depreciation expense that would have been recognized had the asset been continuously classified as net real estate investments.

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

We evaluate a current estimate of all expected credit losses over the life of a financial instrument, which may result in recognition of credit losses on loans and other financial instruments before an actual event of default. We evaluate the collectability of our loans receivable based on a combination of credit quality indicators, including, but not limited to, payment status, financial strength of the borrower and guarantors, historical loan write-offs, and nature, extent and value of the underlying collateral. We establish reserves for any estimated credit losses with a corresponding charge to Allowance on loans receivable and investments in our Consolidated Statements of Income. Subsequent changes in our estimate of credit losses may result in a corresponding increase or decrease to Allowance on loans receivable and investments in our Consolidated Statements of Income.

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

Escrow Deposits and Restricted Cash

Escrow deposits consist of amounts held by us or our lenders to provide for future real estate tax, insurance expenditures and tenant improvements related to our properties and operations. Restricted cash generally represents amounts paid to us for security deposits and other similar purposes.

Deferred Financing Costs

We amortize deferred financing costs, which are reported as a reduction to Senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortization of approximately $28.9 million, $23.2 million and $18.2 million were included in Interest expense for the years ended December 31, 2024, 2023 and 2022, respectively.

Available for Sale Securities

We record our available for sale securities at fair value and include unrealized gains and losses in stockholders’ equity as a component of Accumulated other comprehensive income on our Consolidated Balance Sheets. If we determine that a credit loss exists with respect to individual investments, we will recognize an allowance against the amortized cost basis of the investment with a corresponding charge to net income (in Allowance on loans receivable and investments) in our Consolidated Statements of Income. Income from available for sale securities is recognized when earned and gains or losses on securities sold, which are based on the specific identification method, and reported in Income from loans and investments in our Consolidated Statements of Income.

Derivative Instruments

We recognize all derivative instruments in Other assets or Accounts payable and other liabilities on our Consolidated Balance Sheets at fair value as of the reporting date. We recognize changes in the fair value of derivative instruments designated as cash flow hedges, which are primarily used to hedge interest rate risk, in Accumulated other comprehensive income on our Consolidated Balance Sheets, and are amortized over the life of the related debt to Interest expense in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not use our derivative financial instruments, including interest rate caps, interest rate swaps and foreign currency forward contracts, for trading or speculative purposes. Our foreign currency forward contracts and certain of our interest rate swaps (including the interest rate swap contracts of consolidated and unconsolidated joint ventures) are designated as effectively hedging the variability of expected cash flows related to their underlying securities and, therefore, also are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets. We recognize any noncontrolling interests’ proportionate share of the changes in fair value of swap contracts of our consolidated joint ventures in Noncontrolling interests on our Consolidated Balance Sheets. We recognize our proportionate share of the change in fair value of swap contracts of our unconsolidated joint ventures in Accumulated other comprehensive income on our Consolidated Balance Sheets. Certain of our other interest rate swaps and rate caps were not designated as having a hedging relationship with the underlying securities and therefore do not meet the criteria for hedge accounting under GAAP. Accordingly, these derivative instruments are recorded on our Consolidated Balance Sheets at fair value, and changes in the fair value of these instruments are recognized in Interest expense in our Consolidated Statements of Income.

Fair Values of Financial Instruments

Fair value is a market-based measurement, not an entity-specific measurement, and we determine fair value based on the assumptions that we expect market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The fair value hierarchy is as follows:

•Level 1 inputs - Unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access.
•Level 2 inputs - Inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets and other inputs for the asset or liability that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates and yield curves.
•Level 3 inputs - Unobservable inputs for the asset or liability, which typically are based on our own assumptions, because there is little, if any, related market activity.

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

•Loans receivable - We estimate the fair value of loans receivable using Level 2 and Level 3 inputs, including underlying asset performance and credit quality. We discount future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings.

•Available for sale securities - We estimate the fair value of marketable debt securities using Level 2 inputs. We observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consider credit spreads, underlying asset performance and credit quality, default rates and confirmed settlement amounts at maturity.

•Derivative instruments - We estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using Level 2 inputs.

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

•Stock warrants - We estimate the fair value of stock warrants representing an interest in a public-traded entity using Level 2 inputs that are obtained from public sources such as equity spot price, dividend yield, volatility and risk-free rate. We estimate the fair value of stock warrants representing a financial interest in a private entity based on Level 3 inputs that reflect significant assumptions including underlying enterprise value, market volatility, duration, dividend rate and risk-free rate.

•Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using Level 2 inputs. We discount the future cash flows using current interest rates at which we could obtain similar borrowings. For mortgage debt, we may estimate fair value using level three inputs, similar to those used in determining fair value of loans receivable (above).

•Redeemable OP unitholder interests - We estimate the fair value of our redeemable OP unitholder interests using Level 1 inputs. We base fair value on the closing price of our common stock, as OP Units may be redeemed at the election of the holder for cash or, at our option, shares of our common stock, subject to adjustment in certain circumstances.

Revenue Recognition

NNN and OM&R

In accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), we recognize rental revenue for operating lease arrangements when the tenant takes possession or controls the physical leased asset. Certain of our triple-net leases and most of our outpatient medical buildings and research centers’ (collectively, “outpatient medical and research portfolio”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2024 and 2023, this cumulative excess totaled $202.7 million and $194.1 million, respectively (excluding properties classified as held for sale).

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are also entitled to receive reimbursements from our tenants for various property operating costs that we pay on their behalf. We have elected the practical expedient for lessors to account for the lease and nonlease components as a single component pursuant to ASC 842 when the lease component is predominant, the timing and pattern of transfer are the same, and the lease component, if separately accounted for, would be treated as an operating lease. Accordingly, the reimbursements from tenants are recognized as variable lease payments when earned and the corresponding property-level operating costs are expensed when incurred.

SHOP

Our resident agreements are accounted for as leases under ASC 842. Resident leases within our SHOP reportable business segment also contain service elements. We elected the practical expedient to account for our resident leases as a single lease component and recognize resident fees and services, other than move-in fees and certain rent incentives, monthly as services are provided. We recognize move-in fees and certain rent incentives on a straight-line basis over the average resident stay.

Other

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements, which are determined in accordance with the terms specific to each arrangement. We recognize these fees as we provide the services.

We may also earn promote revenue within the VIM platform related to the Ventas Fund, a perpetual life investment vehicle focused on investments in research centers, outpatient medical buildings and senior housing communities in North America. Within the Ventas Fund, promote revenue is generally based on the Ventas Fund’s cumulative returns over three-year performance periods. The promote revenue is based on operating performance and real estate valuation of the portfolio, including highly variable inputs such as capitalization rates, market rents, and interest rates. As the asset appreciation is an important driver of the promote and the key inputs in the valuation process can change, we generally recognize promote revenues at or near the end of the performance period. We include these revenues as a component of Third-party capital management revenues in our Consolidated Statements of Income.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Transaction, Transition and Restructuring Costs

Transaction, transition and restructuring costs include expenses relating to mergers, acquisitions and investments; expenses relating to strategic transactions, such as spin-offs, joint ventures, partnerships, significant lease and management agreement transactions and similar arrangements; transition and integration expenses incurred by properties that have undergone operator or business model transitions; and expenses relating to organizational and other restructuring activities.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of Income tax benefit in our Consolidated Statements of Income.

Foreign Currency

Certain of our subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record the resulting currency translation adjustments in Accumulated other comprehensive income, a component of stockholders’ equity, on our Consolidated Balance Sheets, and we record foreign currency transaction gains and losses in Other expense (income) in our Consolidated Statements of Income. We recognize any noncontrolling interests’ proportionate share of currency translation adjustments of our foreign consolidated joint ventures in Noncontrolling interests on our Consolidated Balance Sheets.

Segment Reporting

As of December 31, 2024, we operated through three reportable business segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities, throughout the United States and the United Kingdom and lease these properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. See “Note 18 – Segment Information.”

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

We, and our managers, tenants, borrowers and investments in unconsolidated entities also received grants under other government programs on behalf of our senior housing communities primarily to partially mitigate losses attributable to COVID-19.

During 2024 and 2023, we did not receive any HHS grants. During 2022, we received $54.2 million in HHS grants. These grants are recognized as a contra expense within Property-level operating expenses in our Consolidated Statements of Income in the period in which they were received. Any grants that are ultimately received and retained by us are not expected to fully offset the losses incurred in our SHOP segment that are attributable to COVID-19. Further, although we continue to monitor and evaluate the terms and conditions associated with these government grants, we cannot assure you that we will be in compliance with all requirements related to the payments received, in which case some or all of the grants received may need to be repaid.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards

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

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). ASU 2024-03 requires a footnote disclosure about specific expenses by requiring PBEs to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes certain natural expenses relevant to the Company, such as (1) employee compensation, (2) depreciation and (3) intangible asset amortization. The tabular disclosure would also include certain other expenses, when applicable. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. We are evaluating the impact of adopting ASU 2024-03 on our Consolidated Financial Statements.

Reclassifications

To conform to the current year presentation, expenses related to shareholder relations matters for the comparative periods have been reclassified from Transaction, transition and restructuring costs and presented separately in our Consolidated Statements of Income.

NOTE 3 – CONCENTRATION OF CREDIT RISK

We use total revenues and total NOI in assessing our concentration of credit risk. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and a reconciliation of net income attributable to common stockholders, as computed in accordance with GAAP, to total NOI.

We are exposed to the credit risk of our tenants in our NNN and OM&R segments because those tenants are obligated to pay us rent and, in certain instances pay or reimburse us for some or all property-related expenses, including utilities, real estate taxes, insurance, repairs and maintenance, cleaning, roads and grounds expense and other expenses.. Because we engage independent managers to manage the properties in our SHOP segment in exchange for a management fee, we are not directly exposed to their credit risk in the same manner or to the same extent as the tenants in our NNN and OM&R segments.

Our consolidated properties were located in 48 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2024, with properties in one state (California) accounting for more than 10% of our total revenues and NOI for each of the years ended December 31, 2024, 2023 and 2022.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain information about our credit risk concentration for our NNN and OM&R segments for the years presented:

	For the Years Ended December 31,
	2024	2023	2022
Contribution as a Percentage of Total Revenues (1):
Brookdale Senior Living (“Brookdale”) (2) (3)	3.1%	3.3%	3.6%
Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) (4)	2.8	3.0	3.2
Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”)	2.8	2.9	3.2
All others	22.8	25.0	25.7
Contribution as a Percentage of Total NOI:
Brookdale (2) (3)	7.2%	7.7%	8.1%
Kindred	6.7	6.9	7.3
Ardent (4)	6.6	6.9	7.1
All others	37.6	41.5	42.4
______________________________
(1)Represents percentage of total revenues which include third-party capital management revenues, income from loans and investments and interest and other income.
(2)The 2024, 2023 and 2022 results include $42.0 million, $42.6 million and $42.6 million, respectively, of amortization of up-front consideration received in 2020 from a revised master lease agreement with Brookdale.
(3)Results exclude nine senior housing communities which are included in our SHOP segment.
(4)Results exclude 19 outpatient medical buildings included in “All others.”

Each of our Brookdale, Ardent and Kindred leases is guaranteed by a corporate parent.

Lease Income

Rental income from our NNN and OM&R operating leases consists of fixed and variable lease payments. The variable payments primarily represent reimbursements of various property-level operating expenses that we pay on behalf of our tenants. The following table summarizes rental income from our NNN and OM&R operating leases (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Fixed income from operating leases	$1,251,042	$1,241,075	$1,192,607
Variable income from operating leases	245,898	245,326	206,706

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Contractual Rents

The following table sets forth the minimum lease payments under the existing lease for all of our consolidated triple-net and outpatient medical and research building leases as of December 31, 2024 (excluding properties classified as held for sale as of December 31, 2024, dollars in thousands):

	Brookdale Senior Living (1)	Ardent	Kindred	Other	Total
2025	$158,858	$152,913	$137,178	$739,668	$1,188,617
2026	72,350	152,354	133,747	684,967	1,043,418
2027	72,350	151,237	133,747	584,104	941,438
2028	72,350	151,237	116,007	483,548	823,142
2029	72,350	151,237	107,137	381,595	712,319
Thereafter	434,102	839,613	116,863	1,296,791	2,687,369
Total	$882,360	$1,598,591	$744,679	$4,170,673	$7,396,303
______________________________
(1)2025 minimum lease payments include all assets covered by the Brookdale lease as of December 31, 2024, of which $86.5 million is associated with 56 senior housing properties for which the lease will expire on December 31, 2025.

NOTE 4 – ACQUISITIONS OF REAL ESTATE PROPERTY

We acquire and invest in senior housing, outpatient medical buildings, research centers and other healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single manager or tenant, geographic location, asset type, business model or revenue source. Each of our acquisitions disclosed below was accounted for as an asset acquisition.

2025 Acquisitions

In January 2025, we acquired two senior housing communities reported within our SHOP segment for an aggregate purchase price of $70.0 million.

2024 Acquisitions

During the year ended December 31, 2024, we acquired 50 senior housing communities reported within our SHOP segment and five long-term acute care facilities (“LTACs”) reported within our NNN segment for an aggregate purchase price of $1.9 billion.

2022 Acquisitions

During the year ended December 31, 2022, for an aggregate purchase price of $453.2 million, we acquired 18 outpatient medical buildings leased to affiliates of Ardent, one behavioral health center, one research center (all of which are reported within our OM&R segment) and two senior housing communities (which are reported within our SHOP segment).

NOTE 5 – DISPOSITIONS, ASSETS HELD FOR SALE AND IMPAIRMENTS

2024 Activity

During the year ended December 31, 2024, we sold 19 senior housing communities in our SHOP segment, 12 outpatient medical buildings (one of which was vacant) in our OM&R segment and 24 properties in our NNN segment for aggregate consideration of $315.1 million and recognized $57.0 million in Gain on real estate dispositions in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 Activity

During the year ended December 31, 2023, we sold seven communities in our SHOP segment, 10 properties in our OM&R segment, nine properties in our NNN segment and two land parcels for aggregate consideration of $399.5 million and recognized a gain on the sale of these assets of $62.1 million in our Consolidated Statements of Income.

2022 Activity

During the year ended December 31, 2022, we sold seven communities in our SHOP segment, two properties in our OM&R segment, three properties in our NNN segment, two vacant properties for aggregate consideration of $115.1 million and recognized a net gain on the sale of these assets of $7.8 million in our Consolidated Statements of Income.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets (dollars in thousands):

	As of December 31, 2024			As of December 31, 2023
	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	2	$18,612	$2,158	13	$48,173	$6,419
OM&R (1)	—	13	568	3	5,431	2,643
NNN	—	—	—	1	2,885	181
Total	2	$18,625	$2,726	17	$56,489	$9,243
______________________________
(1)The balances as of December 31, 2024 relate to a partial sale of a building, as such, the property count did not change.

Real Estate Impairments

For the year ended December 31, 2024, we recognized impairments of $86.0 million comprising of $43.8 million, $1.5 million and $40.7 million impairments in our SHOP, OM&R and NNN segments, respectively. For the year ended December 31, 2023, we recognized impairments of $226.6 million comprising of $190.5 million, $19.2 million and $16.9 million impairments in our SHOP, OM&R and NNN segments, respectively. For the year ended December 31, 2022, we recognized impairments of $107.8 million comprising of $76.4 million, $27.5 million and $3.9 million impairments in our SHOP, OM&R and NNN segments, respectively. The impairments are recorded primarily as a component of Depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the future cash flows of the impaired assets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND INVESTMENTS

As of December 31, 2024 and 2023, we held $173.0 million and $54.1 million, respectively, of loans receivable and investments, net of allowance, relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments, if applicable (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of December 31, 2024:
Secured/mortgage loans and other, net (1)	$144,872	$—	$144,872	$146,229
Non-mortgage loans receivable, net (2)	31,939	(3,810)	28,129	27,640
Total loans receivable and investments, net	$176,811	$(3,810)	$173,001	$173,869

As of December 31, 2023:
Secured/mortgage loans and other, net (1)	$27,986	$—	$27,986	$27,947
Non-mortgage loans receivable, net (2)	30,128	(3,976)	26,152	25,200
Total loans receivable and investments, net	$58,114	$(3,976)	$54,138	$53,147
______________________________
(1)Investments have contractual maturities ranging from 2025 to 2027.
(2)Included in Other assets on our Consolidated Balance Sheets.

2024 Activity

In September 2024, we provided new secured debt financing of $109.0 million to the owner of a senior housing property, secured by the asset and with additional credit support. The loan provides us with a right of first offer to purchase the asset on certain terms and conditions. The loan has a 3-year term and bears interest at a variable rate based on one-month SOFR, subject to a floor of 4.50%, plus a spread of 5.75%, increasing to 6.00% commencing October 1, 2025.

2023 Activity

On May 1, 2023, we took ownership of the properties that secured the Company’s cash-pay non-recourse mezzanine loan to Santerre Health Investors (the “Santerre Mezzanine Loan”) by converting the outstanding principal amount of the Santerre Mezzanine Loan to equity, with no additional consideration being paid. As a result, the Santerre Mezzanine Loan is no longer outstanding. The properties consisted of a diverse pool of outpatient medical buildings, senior housing communities, triple-net leased skilled nursing facilities and hospital assets in the United States, which, at the time, also secured a $1 billion non-recourse senior mortgage loan issued under the CHC Commercial Mortgage Trust 2019-CHC (the “CHC Mortgage Loan”). For additional information regarding the CHC Mortgage Loan, see “Note 10 – Senior Notes Payable and Other Debt.”

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in Unconsolidated Real Estate Entities

Below is a summary of our investments in unconsolidated real estate entities, including through VIM, as of December 31, 2024 and 2023, respectively (dollars in thousands):

	Ownership (1) as of December 31,		Carrying Amount as of December 31,
	2024	2023	2024	2023
Investments in unconsolidated real estate entities:
Ventas Life Science & Healthcare Real Estate Fund	20.0%	20.1%	$267,202	$264,442
Pension Fund Joint Venture	25.0%	25.0%	11,939	22,169
Research & Innovation Development Joint Venture	53.0%	53.0%	309,499	275,829
Ventas Investment Management platform			588,640	562,440
Atrium Health & Wake Forest Joint Venture	48.5%	48.5%	36,881	35,137
All other (2)	34.0%-37.5%	34.0%-37.5%	601	629
Total investments in unconsolidated real estate entities			$626,122	$598,206
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

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $15.5 million, $14.7 million and $14.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Such amounts, along with any promote revenue, are included in Third-party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within Other assets on our Consolidated Balance Sheets.

As of December 31, 2024, we held a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of December 31, 2024, we held an approximately 6.7% ownership interest in Ardent. One of our executive officers is currently a member of the Ardent Board of Directors. Going forward, we have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent. Following Ardent’s initial public offering, which was consummated in July 2024, our equity stake in Ardent decreased from the issuance of primary shares from 7.5% to approximately 6.7%, which resulted in a gain of $8.7 million for the year ended December 31, 2024, which is included in Income from unconsolidated entities in our Consolidated Statements of Income.

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

	As of December 31,
	2024	2023
Total assets	$9,813,724	$9,423,867
Total liabilities	6,168,639	6,133,776
Total noncontrolling interests	582,678	574,575
Total equity, net of noncontrolling interests	3,062,405	2,715,516

	For the Years Ended December 31,
	2024	2023	2022
Total revenues	$7,121,808	$6,526,010	$6,193,393
Total pre-tax income	313,313	43,100	335,793
Net income (loss) attributable to common stockholders	196,984	(44,313)	212,112

NOTE 8 – INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of December 31, 2024		As of December 31, 2023
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$124,515	4.3	$130,371	4.8
In-place lease and other real estate intangibles (2)	1,434,236	8.4	1,317,775	8.3
Acquired lease intangibles	1,558,751		1,448,146
Goodwill	1,044,915	N/A	1,045,176	N/A
Other intangibles (2)	41,190	24.4	34,440	4.8
Accumulated amortization	(1,286,374)	N/A	(1,189,817)	N/A
Net intangible assets	$1,358,482	8.8	$1,337,945	8.0
Intangible liabilities:
Below-market lease intangibles (1)	$269,572	7.0	$306,499	8.1
Other lease intangibles	13,498	N/A	13,498	N/A
Accumulated amortization	(211,441)	N/A	(241,600)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$75,197	7.0	$81,965	8.1
______________________________
(1)     Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our Consolidated Statements of Income.
(2)     Amortization of intangibles is recorded in Depreciation and amortization in our Consolidated Statements of Income.
N/A—Not Applicable

Other intangibles (including non-compete agreements, trade names and trademarks) are included in Other assets on our Consolidated Balance Sheets. Net intangible liabilities are included in Accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, our net amortization related to these intangibles was $80.8 million, $111.2 million and $102.4 million, respectively.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the estimated net amortization related to these intangibles for each of the next five years (dollars in thousands):

Estimated Net Amortization
2025	$104,042
2026	41,445
2027	14,830
2028	12,723
2029	8,730

The table below reflects the carrying amount of goodwill, by segment, as of December 31, 2024 (dollars in thousands):

Goodwill
OM&R	$466,967
NNN	318,412
SHOP	259,536
Total goodwill	$1,044,915

There were no significant changes in the allocation of goodwill or any impairments during the years ended December 31, 2024, 2023 and 2022.

NOTE 9 – OTHER ASSETS

The following is a summary of our other assets (dollars in thousands):

	As of December 31,
	2024	2023
Straight-line rent receivables	$202,675	$194,108
Deferred lease costs, net	145,973	118,556
Accounts receivable, net (1)	108,138	76,091
Investment in unconsolidated operating entities	95,623	80,312
Stock warrants	40,192	59,281
Non-mortgage loans receivable, net	28,129	26,152
Other intangibles, net	11,513	5,584
Other	160,420	123,326
Total other assets	$792,663	$683,410
______________________________
(1)     Allowance for doubtful accounts as of December 31, 2024 and 2023 were $70.3 million and $75.5 million, respectively.

In the above table, stock warrants as of December 31, 2024 represent: (1) warrants exercisable at any time prior to December 31, 2025, in whole or in part, for 11.1 million shares of Brookdale Senior Living, Inc common stock (“Brookdale Common Stock”) at an exercise price of $3.00 per share (the “Brookdale Warrants”), and (2) warrants exercisable at any time prior to September 13, 2034 for 9.9% of the common equity of a parent company of Kindred Healthcare, LLC (“Kindred”) exercisable at the pre-transaction value of such common equity (the “Scion Warrants”). We received the Scion Warrants in September 2024 as part of the consideration for a lease amendment that we entered into with Kindred and its parent companies, ScionHealth.

During the year ended December 31, 2024, we exercised Brookdale Warrants for 5.2 million shares of Brookdale Common Stock on a cashless basis, resulting in our receipt of 2.9 million shares of Brookdale Common Stock (net of the $3.00 exercise price), which we sold for net cash proceeds of approximately $18.0 million (recorded within operating cash flows in our Consolidated Statements of Cash Flows).

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Brookdale Warrants and the Scion Warrants are measured at fair value with changes in fair value being recognized within Other expense (income) in our Consolidated Statements of Income.

NOTE 10 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt (dollars in thousands):

	As of December 31,
	2024	2023
Unsecured revolving credit facility (1)(2)	$6,397	$14,006
Commercial paper notes	—	—
3.50% Senior Notes due 2024	—	400,000
3.75% Senior Notes due 2024	—	400,000
4.125% Senior Notes, Series B due 2024 (2)	—	123,256
2.80% Senior Notes, Series E due 2024 (2)	—	55,143
Unsecured term loan due 2025 (2)	—	377,501
2.65% Senior Notes due 2025	450,000	450,000
3.50% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.75% Exchangeable Senior Notes due 2026	862,500	862,500
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due February 2027	200,000	200,000
Unsecured term loan due June 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	330,320	358,626
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	417,246	453,001
4.40% Senior Notes due 2029	750,000	750,000
5.10% Senior Notes, Series J due 2029 (2)	452,017	—
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	208,623	226,501
5.625% Senior Notes due 2034	500,000	—
5.00% Senior Notes due 2035	550,000	—
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	21,413
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	3,167,886	3,174,251
Total	13,618,802	13,568,598
Deferred financing costs, net	(92,365)	(84,034)
Unamortized fair value adjustment	11,587	17,081
Unamortized discounts	(15,473)	(10,749)
Senior notes payable and other debt	$13,522,551	$13,490,896
______________________________
(1)As of December 31, 2024 and 2023, aggregate Canadian Dollar borrowings of C$2.0 million ($1.4 million) and zero were outstanding, respectively. As of December 31, 2024 and 2023, aggregate British Pound borrowings of £4.0 million ($5.0 million) and £11.0 million ($14.0 million) were outstanding, respectively.
(2)British Pound and Canadian Dollar debt obligations shown in US Dollars.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)Our 6.90% Senior Notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and our 6.59% Senior Notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7, 2028.

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of December 31, 2024, we have a $2.75 billion unsecured revolving credit facility priced at SOFR plus 0.10% (“Adjusted SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

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

As of December 31, 2024, we had $2.74 billion of undrawn capacity under our unsecured revolving credit facility with $6.4 million outstanding and an additional $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas, Inc. As of December 31, 2024, we had no borrowings outstanding under our commercial paper program.

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

During the year ended December 31, 2024, we repaid a C$500.0 million ($369.4 million) unsecured term loan facility priced at Canadian Dollar Offered Rate (“CDOR”) plus 0.90% that would otherwise have matured in January 2025.

As of December 31, 2024, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $15.4 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas, Inc. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. As of both December 31, 2024 and 2023, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62% inclusive of the impact of the amortization of issuance costs. For the years ended December 31, 2024 and 2023, we recognized $32.3 million and $17.8 million of contractual interest expense, respectively, and amortization of issuance costs of $6.8 million and $3.6 million, respectively, related to the

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exchangeable Notes. Unamortized issuance costs of $10.3 million and $17.1 million as of December 31, 2024 and 2023 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets.

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

Senior Notes

As of December 31, 2024, we had outstanding $8.3 billion aggregate principal amount of senior notes issued by Ventas Realty, approximately $73.8 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$2.0 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

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

In February 2024, Ventas Canada issued and sold C$650.0 million ($478.3 million) aggregate principal amount of 5.10% Senior Notes, Series J due 2029 in a private placement. The proceeds were primarily used to repay our C$500.0 million ($369.4 million) unsecured term loan facility due 2025.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April and May 2024, we repaid $800.0 million senior notes consisting of $400.0 million aggregate principal amount of 3.50% Senior Notes due 2024 and $400.0 million aggregate principal amount of 3.75% Senior Notes due 2024 at maturity primarily with cash on hand and borrowings through our commercial paper program.

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

In September 2024, Ventas Realty issued and sold $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035 in a registered public offering. We used the proceeds for general corporate purposes, including funding of acquisitions and the repayment of other indebtedness.

In September 2024, we repaid C$163.3 million ($120.8 million) aggregate principal amount of 4.125% Senior Notes due 2024 at maturity with cash on hand.

In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and aggregate principal amount of 3.50% Senior Notes due 2025, respectively, at maturity using cash on hand and borrowings through our commercial paper program.

Mortgages

At December 31, 2024, we had 145 mortgage loans outstanding in the aggregate principal amount of $3.2 billion, which are secured by 140 of our properties. Of these loans, 131 loans in the aggregate principal amount of $2.7 billion bear interest at fixed rates ranging from 2.24% to 7.13% per annum, and 14 loans in the aggregate principal amount of $483.9 million bear interest at variable rates ranging from 3.05% to 7.79% per annum as of December 31, 2024. At December 31, 2024, the weighted average annual rate on our fixed rate mortgage loans was 4.3%, and the weighted average annual rate on our variable rate mortgage loans was 5.1%. Our mortgage loans had a weighted average maturity of 4.3 years as of December 31, 2024.

During the year ended December 31, 2024, we repaid in full mortgage loans in the aggregate principal amount of $48.3 million.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of December 31, 2024, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes	Scheduled Periodic Amortization	Total Maturities
2025	$1,737,827	$—	$48,425	$1,786,252
2026	2,041,934	—	42,663	2,084,597
2027	1,558,922	—	42,907	1,601,829
2028	1,447,250	6,397	36,105	1,489,752
2029	1,637,470	—	29,906	1,667,376
Thereafter	4,890,539	—	98,457	4,988,996
Total maturities	$13,313,942	$6,397	$298,463	$13,618,802

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

As of December 31, 2024, we were in compliance with all of these covenants.

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

We enter into interest rate swaps in order to maintain a capital structure containing targeted amounts of fixed and variable-rate debt and manage interest rate risk. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our fixed-rate payments. These interest rate swap agreements are used to hedge the variable cash flows associated with variable-rate debt.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized over the life of the related debt and recorded in Interest expense in our Consolidated Statements of Income.

As of December 31, 2024, our variable rate debt obligations of $0.8 billion reflect, in part, the effect of $141.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt.

As of December 31, 2024, our fixed rate debt obligations of $12.8 billion reflect, in part, the effect of $526.5 million and C$635.9 million notional amount of interest rate swaps with maturities ranging from February 2025 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024 Activity

From June through September 2024, we entered into an aggregate $350.0 million treasury locks to hedge interest rate risk on future debt issuances. In September 2024, we terminated the treasury locks in conjunction with the issuance of the $550.0 million aggregate principal amount of 5.00% Senior Notes due 2035.

During the year ended December 31, 2024, approximately $22.3 million of realized gain primarily relating to our interest rate swaps was reclassified into Interest expense in our Consolidated Statements of Income. Approximately $3.0 million of unrealized gains, which are included in Accumulated other comprehensive income as of December 31, 2024, are expected to be reclassified into earnings within the next 12 months.

NOTE 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$897,850	$897,850	$508,794	$508,794
Escrow deposits and restricted cash (1)	59,383	59,383	54,668	54,668
Stock warrants (3)(4)(5)	40,192	40,192	59,281	59,281
Secured mortgage loans and other, net (3)(4)	144,872	146,229	27,986	27,947
Non-mortgage loans receivable, net (3)(4)(5)	28,129	27,640	26,152	25,200
Derivative instruments (3)(5)	12,908	12,908	19,782	19,782
Liabilities:
Senior notes payable and other debt, gross (3)(4)	13,618,802	13,411,066	13,568,598	13,104,091
Derivative instruments (3)(6)	5,887	5,887	2,525	2,525
Redeemable OP Units (2)	200,420	200,420	173,452	173,452
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
(7)During the years ended December 31, 2024 and 2023, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

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

The Scion Warrants represent a financial interest in a private entity whose fair value is based on Level 3 inputs that reflect significant assumptions including underlying enterprise value, market volatility, duration, dividend rate and risk-free rate. Changes in one or more of these inputs could impact the fair value determination. During the year ended December 31,

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024, there has been no realized or unrealized gains or losses recognized for these warrants. There has been no transfer into or out of Level 3 financial instruments during the periods presented.

Substantially all of our derivative instruments consist of interest rate swaps. Their fair value is based on Level 2 inputs. See “Note 2 – Accounting Policies.”

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

The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under the Plans as of December 31, 2024 were as follows:

•2022 Incentive Plan—11.4 million shares, plus any shares of common stock subject to awards granted under the 2012 Plan as of October 1, 2022, that expire, or for any reason are forfeited, cancelled or terminated either without such shares being issued or with such shares being forfeited (such shares the “2012 Plan Shares”) were reserved initially for grants or issuance to employees and non-employee directors, and 10.8 million shares were available for future issuance as of December 31, 2024.

•Non-Employee Directors’ Cash Compensation Deferral Plan—0.6 million shares were reserved initially for issuance to participating non-employee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 0.4 million shares were available for future issuance as of December 31, 2024.

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

Stock Options

The following is a summary of stock option activity in 2024:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2023	3,457	$62.17
Options exercised	(426)	61.21		1,208
Options forfeited	(400)	51.84
Outstanding as of December 31, 2024	2,631	63.89	1.6	$399
Exercisable as of December 31, 2024	2,631	63.89	1.6	$399

Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods, with charges primarily recorded in General, administrative and professional fees in our Consolidated Statements of Income. As of December 31, 2024, 2023 and 2022, there was no unrecognized compensation expense relating to stock options.

Aggregate proceeds received from options exercised under the Plans for the years ended December 31, 2024, 2023 and 2022 were $26.1 million, $1.7 million and $8.7 million, respectively. The total intrinsic value at exercise of options exercised during the year ended December 31, 2024 was $1.2 million. The total intrinsic value at exercise of options exercised during the year ended December 31, 2023 was immaterial. The total intrinsic value at exercise of options exercised during the year ended December 31, 2022 was $0.7 million. There was no deferred income tax benefit for stock options exercised.

Restricted Stock and Restricted Stock Units

We recognize the fair value of shares of restricted stock and restricted stock units (including time-based and performance-based awards) on the grant date of the award as stock-based compensation expense over the requisite service period, with charges primarily to General, administrative and professional fees of $30.9 million, $30.4 million and $30.7 million in 2024, 2023 and 2022, respectively, in our Consolidated Statements of Income. Time-based restricted stock and restricted stock unit awards granted to employees generally vest over a three-year period, while time-based restricted stock unit awards granted to non-employee directors typically vest approximately one year from the date of grant. Performance-based

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock units granted to our executive officers, which include market and performance components, may be earned and vest, if at all, at the end of the three-year performance period based on the achievement of such components. If provided in the applicable Plan or award agreement, the vesting of awards may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events. In addition to customary change in control vesting provisions, awards generally vest on retirement provided certain conditions are met. Employees are typically not retirement eligible until age 65, or in the case of executive officers, until their age plus years of service equals 75, with a minimum age of 62; the retirement age for non-employee directors is 75.

The fair market value of time-based restricted stock units is determined based on the closing market price of the Company’s shares on the grant date and is expensed over the period of three to four years. In calculating the grant date fair value of performance-based stock units, we use a Monte Carlo simulation to calculate the grant date fair value of the total shareholder return (“TSR”)-driven components and the closing price on the date of grant, assuming performance at target—which was the probable outcome at the grant date—for other performance components. The Monte Carlo simulation “probability weights” potential outcomes of the relative TSR measures of each performance-based stock unit as of the grant date, based on, among other things, assumptions related to volatility, correlation and interest rates, which can fluctuate significantly year-over-year. The following assumptions were used in the Monte Carlo valuation for the TSR-driven components for performance-based stock units granted during the years ended December 31, 2024, 2023 and 2022, respectively: (i) expected term of three years for each of the years (equal to the remaining performance period at the grant date), (ii) historical volatility of 42.0%, 41.3%, and 38.7% and, (iii) risk-free rate of 4.09%, 3.84%, and 1.02%. The total grant date fair value of time-based restricted stock units and performance-based stock units granted during the years ended December 31, 2024, 2023 and 2022 was $35.6 million, $30.1 million, and $24.1 million, respectively.

The following is a summary of the status of our non-vested restricted stock and restricted stock units (including time-based and performance-based awards) as of December 31, 2024, and changes during the year ended December 31, 2024:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value	Restricted Stock Units (000’s)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	156	$51.30	1,309	$52.03
Granted	—	—	750	49.74
Vested	(99)	52.03	(665)	48.54
Forfeited	(6)	51.09	(93)	47.16
Non-vested at December 31, 2024	51	49.88	1,301	52.39

As of December 31, 2024, we had $17.2 million of unrecognized compensation cost related to non-vested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 0.45 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $32.7 million, $25.0 million and $29.6 million, respectively.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 3.0 million shares for issuance under the ESPP. As of December 31, 2024, 0.2 million shares had been purchased under the ESPP and 2.8 million shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2024, we made contributions for each qualifying employee of up to 4.0% of his or her salary, subject to certain limitations. During 2024, 2023 and 2022, our aggregate contributions were approximately $2.1 million, $2.0 million and $1.6 million, respectively.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. Our tax treatment of distributions per common share was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Tax treatment of distributions:
Ordinary income	$—	$—	$—
Qualified ordinary income	—	0.04468	0.04906
199A qualified business income	1.09580	1.49465	1.75094
Long-term capital gain	—	0.09136	—
Non-dividend distribution	0.70420	0.16931	—
Distribution reported for 1099-DIV purposes	1.80000	1.80000	1.80000
Add: Dividend declared in current year and taxable in following year	0.45000	0.45000	0.45000
Less: Dividend declared in prior year and taxable in current year	(0.45000)	(0.45000)	(0.45000)
Distribution declared per common share outstanding	$1.80000	$1.80000	$1.80000

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2024, 2023 and 2022. Our consolidated expense (benefit) for income taxes was as follows (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current - Federal	$324	$534	$(2,257)
Current - State	2,630	2,564	2,662
Deferred - Federal	(30,436)	(6,135)	338
Deferred - State	28	230	1,310
Current - Foreign	2,646	2,587	3,217
Deferred - Foreign	(12,967)	(9,319)	(22,196)
Total	$(37,775)	$(9,539)	$(16,926)

The 2024 income tax benefit is primarily due to losses in certain of our TRS entities and a $28.6 million change in valuation allowance due to purchase accounting activity. The 2023 income tax benefit is primarily due to losses in certain of our TRS entities and a $3.2 million benefit from internal restructurings of U.S. TRS entities. The 2022 income tax benefit is primarily due to losses at certain TRS entities and an income tax benefit of $11.9 million from an internal restructuring of foreign TRS entities.

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the year ended December 31, 2024, their income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2024, 2023 and 2022, to the income tax expense and benefit is as follows (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$(1,679)	$(24,272)	$(19,733)
State income taxes, net of federal benefit	2,641	(839)	(5,411)
Change in valuation allowance	(10,593)	20,330	53,117
Tax at statutory rate on earnings not subject to federal income taxes	(18,773)	(7,809)	(31,528)
Foreign rate differential and foreign taxes	1,813	43	123
Change in tax status of TRS	—	9,171	(1,961)
Other differences	(11,184)	(6,163)	(11,533)
Income tax benefit	$(37,775)	$(9,539)	$(16,926)

Each TRS is a tax-paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities are summarized as follows (dollars in thousands):

	As of December 31,
	2024	2023	2022
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(73,214)	$(26,071)	$(34,734)
Operating loss and interest deduction carryforwards	236,424	233,847	220,891
Expense accruals and other	56,546	26,700	16,723
Valuation allowance	(225,975)	(257,222)	(227,960)
Net deferred tax liabilities	$(6,219)	$(22,746)	$(25,080)

Our net deferred tax liability decreased $16.5 million during 2024 primarily due to the impact of operating losses at certain TRS entities and an increase in deferred tax assets of $18.0 million due to tax law changes in Canada regarding the deductibility of interest and financing expenses. Our net deferred tax liability decreased $1.7 million during 2023 primarily due to the impact of operating losses at certain TRS entities and the reversal of $3.2 million of net deferred tax liabilities from an internal restructuring of TRS entities, partially offset by an increase of $12.4 million in connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023. Our net deferred tax liability decreased $23.0 million during 2022 primarily due to the impact of operating losses at certain TRS entities and the reversal of $11.9 million of deferred tax liabilities from an internal restructuring of foreign TRS entities.

Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to certain TRSs. The amounts related to NOLs at the TRS entities for 2024, 2023 and 2022 are $180.8 million, $179.0 million and $171.0 million, respectively.

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

At December 31, 2024, 2023 and 2022, the REIT had NOL carryforwards of $1.0 billion, $1.1 billion and $1.1 billion, respectively. Additionally, the REIT has $10.8 million of federal income tax credits that were carried over from acquisitions at December 31, 2024, 2023 and 2022. These amounts can be used to offset future taxable income (or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Certain NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The remaining REIT carryforwards began to expire in 2023.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $1.8 billion and $2.2 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2021, and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2020 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2020 and subsequent years. We are subject to audit in the United Kingdom generally for the periods ended in and subsequent to 2023.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in thousands):

	2024	2023
Balance as of January 1	$5,205	$5,828
Additions to tax positions related to prior years	—	108
Subtractions to tax positions related to prior years	(1,242)	(731)
Balance as of December 31	$3,963	$5,205

If recognized, these unrecognized tax benefits of $4.0 million and $5.2 million at December 31, 2024 and 2023, respectively, would reduce our annual effective tax rate. We accrued no interest or penalties related to the unrecognized tax benefits during 2024. We do not expect our unrecognized tax benefits to increase or decrease materially in 2025.

As a part of the transfer pricing structure in the normal course of business, the REIT enters into transactions with certain TRSs, such as leasing and sub-management transactions, other capital financing and allocation of general and administrative costs, which transactions are intended to comply with the IRS and foreign tax authority transfer pricing rules.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, we are party to various lawsuits, investigations, claims and other legal and regulatory proceedings arising in connection with our business. In certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our managers, tenants and borrowers or other third parties against, or may otherwise be responsible for, such actions, proceedings or claims. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims and employment claims, as well as regulatory proceedings and government investigations, including proceedings related to our senior housing operating portfolio, where we are typically the holder of the applicable healthcare license. These claims may not be fully insured and some may allege large damage amounts.

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

As of December 31, 2024 and 2023, no triggering events relating to our guarantees, indemnities or similar contingent obligations have occurred. Accordingly, no contingent liability is recorded in our Consolidated Balance Sheets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

We lease land, equipment and corporate office space. At inception, we establish an operating lease asset and operating lease liability represented as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of lease payments. The incremental borrowing rates were adjusted for the length of the individual lease term. The weighted average discount rate and remaining lease term of our leases are 7.40% and 33.1 years, respectively. Operating lease assets and liabilities are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance. Many of our leases include renewal options to extend the term for one year or more. Renewal options that we are not reasonably certain to exercise are excluded from the operating lease assets and liabilities.

Our lease expense primarily consists of ground leases, which is included in Interest expense in our Consolidated Statements of Income. For the years ended December 31, 2024, 2023 and 2022, we recognized $33.7 million, $37.0 million and $31.9 million of expense relating to our leases, respectively. For the years ended December 31, 2024, 2023 and 2022, cash paid for leases was $24.8 million, $29.8 million and $24.0 million, respectively, as reported within operating cash outflows in our Consolidated Statements of Cash Flows.

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2024 (dollars in thousands):

2025	$20,176
2026	21,701
2027	21,202
2028	20,022
2029	19,201
Thereafter	598,633
Total undiscounted minimum lease payments	700,935
Less: imputed interest	(482,932)
Operating lease liabilities	$218,003

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2024	2023	2022
Numerator for basic and diluted earnings per share:
Net income (loss)	$88,351	$(30,297)	$(40,931)
Net income attributable to noncontrolling interests	7,198	10,676	6,516
Net income (loss) attributable to common stockholders	$81,153	$(40,973)	$(47,447)
Denominator:
Denominator for basic earnings per share—weighted average shares	411,770	401,809	399,549
Effect of dilutive securities:
Restricted stock awards	397	389	390
OP unitholder interests	3,422	3,472	3,515
Exchangeable Notes	744	—	—
Equity forward sales agreements	33	—	—
Denominator for diluted earnings per share—adjusted weighted average shares	416,366	405,670	403,454
Basic earnings per share:
Net income (loss)	$0.21	$(0.08)	$(0.10)
Net income (loss) attributable to common stockholders	0.20	(0.10)	(0.12)
Diluted earnings per share: (1)
Net income (loss)	$0.21	$(0.08)	$(0.10)
Net income (loss) attributable to common stockholders	0.19	(0.10)	(0.12)
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a net loss exists as the effect would be an antidilutive per share amount.

There were 2.9 million, 3.5 million and 3.6 million anti-dilutive options outstanding for the years ended December 31, 2024, 2023 and 2022, respectively.

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the year ended December 31, 2024 is used as the basis for determining the dilutive effect on earnings per share. The Exchangeable Notes were not included in the computation of diluted earnings per share for the years ended December 31, 2023 and 2022 as they were antidilutive.

Our unsettled equity forward sales agreements do not impact basic earnings per share. We apply the treasury stock method to our unsettled equity forward sales agreements to determine their dilutive effect, if any. See “Note 16 – Permanent and Temporary Equity.”

NOTE 16 – PERMANENT AND TEMPORARY EQUITY

Capital Stock

In February 2024, we entered into an amendment to our November 2021 ATM Sales Agreement, providing for an “at-the-market” equity offering program, pursuant to which we could sell, from time to time, up to $1.0 billion aggregate gross sales price of shares of our common stock (as amended, the “February 2024 ATM Program”). In September 2024, we

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terminated the February 2024 ATM Program and entered into an ATM Sales Agreement providing for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock (the “September 2024 ATM Program” and, together with the February 2024 ATM Program, the “ATM Programs”). The ATM Programs have allowed us to enter into forward sales agreements, as discussed below. By utilizing a forward sales agreement, we can secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. As of December 31, 2024, the remaining amount available under our September 2024 ATM Program for future sales of common stock was $1.5 billion.

During the year ended December 31, 2024, we issued 37.3 million shares of our common stock for gross proceeds of $2.2 billion, representing an average price of $58.38 per share, of which 3.4 million shares or approximately $201.1 million in gross proceeds remained unsettled with maturity in March 2026. During the year ended December 31, 2023, we issued 2.3 million shares of our common stock for gross proceeds of $110.4 million, representing an average price of $47.89 per share. There were no issuances of common stock for the year ended December 31, 2022.

Equity Forward Sales Agreements

Equity forward sales agreements generally have a maturity of one to two years. At any time during the term of an equity forward sales agreement, we may settle that equity forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding equity forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant equity forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the equity forward sales agreement, and certain fixed price reductions for expected dividends on our common stock during the term of the equity forward sales agreement. Our unsettled equity forward sales agreements are accounted for as equity instruments.

In January 2025, we entered into additional unsettled equity forward sales agreements for 0.8 million shares or approximately $49.8 million in gross proceeds with maturity in March 2026.

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

We have the right to purchase the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we may defer payment of the purchase price for up to five years (and we are not obligated to pay interest on such deferred payment). If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of our Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale of the excess shares or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. As of December 31, 2024, there were no shares in the trust. Our Charter also provides that a transfer of shares of common or preferred stock that would otherwise result in ownership, under the applicable attribution rules of the Code, of shares in excess of the ownership limit, would cause our shares to be beneficially owned by fewer than 100 persons, or would result in our being “closely held” (within the meaning of Section 856(h) of the Code), will be void ab initio and the purported transferee will acquire no rights in such shares.

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter under certain circumstances.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss (dollars in thousands):

	As of December 31,
	2024	2023
Foreign currency translation loss	$(34,341)	$(56,596)
Unrealized loss on available for sale securities	(2,118)	(1,256)
Unrealized gain on derivative instruments	2,933	22,095
Total accumulated other comprehensive loss	$(33,526)	$(35,757)

Redeemable OP Unitholder and Noncontrolling Interests

The following is a roll-forward of our redeemable OP unitholder and noncontrolling interests for 2024 (dollars in thousands):

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
Balance as of December 31, 2023	$173,452	$129,184	$302,636
New issuances	—	1,141	1,141
Change in fair value	34,163	1,198	35,361
Dispositions	—	—	—
Distributions and other	(6,424)	(21,714)	(28,138)
Redemptions	(771)	—	(771)
Balance as of December 31, 2024	$200,420	$109,809	$310,229

NOTE 17 – RELATED PARTY TRANSACTIONS

Atria

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

Atria provides comprehensive property management and accounting services with respect to our senior housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements. For the years ended December 31, 2024, 2023 and 2022, we incurred fees to Atria of $62.9 million, $63.4 million and $61.5 million, respectively, which are recorded within property-level operating expenses in our Consolidated Statements of Income. For the year ended December 31, 2024, 2023 and 2022, we incurred fees to Atria of $0.1 million, $1.5 million and $6.1 million, respectively, primarily in connection with the transition of senior housing communities operated by Atria, which are recorded within Transaction, transition and restructuring costs in our Consolidated Statements of Income.

Ardent

As of December 31, 2024, we held an approximately 6.7% ownership interest in Ardent. One of our executive officers is currently a member of the Ardent Board of Directors. Going forward, we have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent. Following Ardent’s initial public offering, which was consummated in July 2024, our equity stake in Ardent decreased from the issuance of primary shares from 7.5% to approximately 6.7%, which resulted in a gain of $8.7 million for the year ended December 31, 2024, which is included in Income from unconsolidated entities in our Consolidated Statements of Income.

In May 2023, we sold approximately 24% of our ownership interest in Ardent to a third-party investor for $50.1 million in total proceeds. As a result of the sale, we recognized $33.5 million of gain for the year ended December 31,

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 in Income from unconsolidated entities in our Consolidated Statements of Income and our ownership interest in Ardent was reduced from 9.8% to 7.5%.

As of December 31, 2024, we leased 11 hospitals to Ardent pursuant to a single, triple-net master lease agreement. For the years ended December 31, 2024, 2023 and 2022, we recognized rental income from Ardent of $137.1 million, $133.7 million and $130.5 million, respectively. As of December 31, 2024, we also leased 19 outpatient medical buildings to Ardent under separate leases included in our OM&R segment. For the years ended December 31, 2024, 2023 and 2022, we recognized rental income from Ardent of $13.5 million, $13.4 million and $12.1 million, respectively.

PMBRES

We hold a 50% ownership interest in PMB Real Estate Services LLC (“PMBRES”), which entitles us to customary rights and protections, including the right to appoint two members to the PMBRES Board of Directors.

PMBRES provides outpatient medical building management, leasing, marketing, facility development and advisory services to highly rated hospitals and other healthcare facilities throughout the United States, for which we pay management fees and leasing commissions pursuant to long-term management agreements. For the years ended December 31, 2024, 2023 and 2022, we incurred fees to PMBRES of $11.2 million, $10.9 million and $8.5 million, respectively. Management fees are recorded within property-level operating expenses in our Consolidated Statements of Income. Leasing commissions are accounted for as initial direct costs and recorded within other assets on our Consolidated Balance Sheets and amortized over the life of the related lease.

NOTE 18 – SEGMENT INFORMATION

As of December 31, 2024, we operated through three reportable business segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities throughout the United States and Canada and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities, throughout the United States and the United Kingdom and lease these properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable. Non-segment assets also include our investments in unconsolidated entities, including investments in unconsolidated real estate entities through our third-party institutional private capital management platform, VIM, and investments in unconsolidated operating entities, such as Ardent and Atria. Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles. Non-segment assets also include other assets, such as our Brookdale and Kindred Warrants. Total assets by reportable business segment is not disclosed as the CODM does not review such information to evaluate business performance and allocate resources. The accounting policies for the segments are the same as those described in the summary of significant accounting policies (see “Note 2 – Accounting Policies”).

Our chief operating decision maker (“CODM”) is the Chief Executive Officer of the Company. Our CODM evaluates performance of the combined properties in each reportable business segment and determines how to allocate resources to those segments based on NOI for each segment. Our CODM uses NOI to assess the performance of each segment and to allocate resources (including employees and financial or capital resources) primarily during the quarterly or annual business review and annual budget and forecasting process. We define NOI as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses. We consider NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, NOI should be examined in conjunction with net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property-specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary information by reportable business segment is as follows (dollars in thousands):

	For the Year Ended December 31, 2024
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues:
Rental income	$—	$874,886	$622,054	$—	$1,496,940
Resident fees and services	3,372,796	—	—	—	3,372,796
Third-party capital management revenues	—	2,705	—	14,654	17,359
Income from loans and investments	—	—	—	9,057	9,057
Interest and other income	—	—	—	28,114	28,114
Total revenues	$3,372,796	$877,591	$622,054	$51,825	$4,924,266

Total revenues	$3,372,796	$877,591	$622,054	$51,825	$4,924,266
Less:
Interest and other income	—	—	—	28,114	28,114
Labor (1)	1,418,320	—	—	—	1,418,320
Management fees	174,491	—	—	—	174,491
Other segment expenses (2)	913,602	298,320	15,829	—	1,227,751
Property-level operating expenses	2,506,413	298,320	15,829	—	2,820,562
Third-party capital management expenses	—	—	—	6,507	6,507
NOI	$866,383	$579,271	$606,225	$17,204	2,069,083
Interest and other income					28,114
Interest expense					(602,835)
Depreciation and amortization					(1,253,143)
General, administrative and professional fees					(162,990)
Loss on extinguishment of debt, net					(687)
Transaction, transition and restructuring costs					(20,369)
Reversal of allowance on loans receivable and investments, net					166
Shareholder relations matters					(15,751)
Other expense					(49,584)
Income from unconsolidated entities					1,563
Gain on real estate dispositions					57,009
Income tax benefit					37,775
Net income					88,351
Net income attributable to noncontrolling interests					7,198
Net income attributable to common stockholders					$81,153
______________________________
(1)     Labor expense primarily includes salaries, benefits and related taxes.
(2)    Other segment expenses include:
•SHOP — food, utilities, real estate taxes, insurance, repairs and maintenance, marketing, supplies and other expenses.
•OM&R — utilities, real estate taxes, insurance, repairs and maintenance, cleaning, roads and grounds expense and other expenses.
•NNN — real estate taxes and insurance.
The CODM does not regularly receive significant expense details for the OM&R or the NNN segments and focuses on monitoring revenues and NOI because a significant majority or all of the property-level operating expenses are recovered from the tenants.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2023
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues:
Rental income	$—	$867,193	$619,208	$—	$1,486,401
Resident fees and services	2,959,219	—	—	—	2,959,219
Third-party capital management revenues	—	2,515	—	15,326	17,841
Income from loans and investments	—	—	—	22,952	22,952
Interest and other income	—	—	—	11,414	11,414
Total revenues	$2,959,219	$869,708	$619,208	$49,692	$4,497,827

Total revenues	$2,959,219	$869,708	$619,208	$49,692	$4,497,827
Less:
Interest and other income	—	—	—	11,414	11,414
Labor (1)	1,279,296	—	—	—	1,279,296
Management fees	146,162	—	—	—	146,162
Other segment expenses (2)	822,354	292,776	14,557	—	1,129,687
Property-level operating expenses	2,247,812	292,776	14,557	—	2,555,145
Third-party capital management expenses	—	—	—	6,101	6,101
NOI	$711,407	$576,932	$604,651	$32,177	1,925,167
Interest and other income					11,414
Interest expense					(574,112)
Depreciation and amortization					(1,392,461)
General, administrative and professional fees					(148,876)
Gain on extinguishment of debt, net					6,104
Transaction, transition and restructuring costs					(15,215)
Reversal of allowance on loans receivable and investments, net					20,270
Gain on foreclosure of real estate					29,127
Other income					23,001
Income from unconsolidated entities					13,626
Gain on real estate dispositions					62,119
Income tax benefit					9,539
Net loss					(30,297)
Net income attributable to noncontrolling interests					10,676
Net loss attributable to common stockholders					$(40,973)
______________________________
(1)     Labor expense primarily includes salaries, benefits and related taxes.
(2)    Other segment expenses include:
•SHOP — food, utilities, real estate taxes, insurance, repairs and maintenance, marketing, supplies and other expenses.
•OM&R — utilities, real estate taxes, insurance, repairs and maintenance, cleaning, roads and grounds expense and other expenses.
•NNN — real estate taxes and insurance.
The CODM does not regularly receive significant expense details for the OM&R or the NNN segments and focuses on monitoring revenues and NOI because a significant majority or all of the property-level operating expenses are recovered from the tenants.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2022
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues:
Rental income	$—	$801,159	$598,154	$—	$1,399,313
Resident fees and services	2,651,886	—	—	—	2,651,886
Third-party capital management revenues	—	2,448	—	23,751	26,199
Income from loans and investments	—	—	—	48,160	48,160
Interest and other income	—	—	—	3,635	3,635
Total revenues	$2,651,886	$803,607	$598,154	$75,546	$4,129,193

Total revenues	$2,651,886	$803,607	$598,154	$75,546	$4,129,193
Less:
Interest and other income	—	—	—	3,635	3,635
Labor (1)	1,164,761	—	—	—	1,164,761
Management fees	127,453	—	—	—	127,453
Other segment expenses (2)	712,206	257,003	15,301	—	984,510
Property-level operating expenses	2,004,420	257,003	15,301	—	2,276,724
Third-party capital management expenses	—	—	—	6,194	6,194
NOI	$647,466	$546,604	$582,853	$65,717	1,842,640
Interest and other income					3,635
Interest expense					(467,557)
Depreciation and amortization					(1,197,798)
General, administrative and professional fees					(144,874)
Loss on extinguishment of debt, net					(581)
Transaction, transition and restructuring costs					(30,884)
Allowance on loans receivable and investments, net					(19,757)
Shareholder relations matters					(20,693)
Other expense					(58,268)
Income from unconsolidated entities					28,500
Gain on real estate dispositions					7,780
Income tax benefit					16,926
Net loss					(40,931)
Net income attributable to noncontrolling interests					6,516
Net loss attributable to common stockholders					$(47,447)
______________________________
(1)     Labor expense primarily includes salaries, benefits and related taxes.
(2)    Other segment expenses include:
•SHOP — food, utilities, real estate taxes, insurance, repairs and maintenance, marketing, supplies and other expenses.
•OM&R — utilities, real estate taxes, insurance, repairs and maintenance, cleaning, roads and grounds expense and other expenses.
•NNN — real estate taxes and insurance.
The CODM does not regularly receive significant expense details for the OM&R or the NNN segments and focuses on monitoring revenues and NOI because a significant majority or all of the property-level operating expenses are recovered from the tenants.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows (dollars in thousands):

	For the Years Ended December 31,
Capital Expenditures:	2024	2023	2022
SHOP	$2,061,741	$409,105	$423,420
OM&R	273,615	231,855	472,662
NNN	194,447	8,511	4,614
Total capital expenditures	$2,529,803	$649,471	$900,696

Our portfolio of properties and loans and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	As of December 31,
Net Real Estate Property:	2024	2023
United States	$19,690,838	$18,702,960
Canada	2,719,078	2,837,858
United Kingdom	190,629	208,132
Total net real estate property	$22,600,545	$21,748,950

	For the Years Ended December 31,
Revenues:	2024	2023	2022
United States	$4,366,953	$4,004,173	$3,652,327
Canada	526,575	464,772	449,091
United Kingdom	30,738	28,882	27,775
Total revenues	$4,924,266	$4,497,827	$4,129,193

VENTAS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$30,165,798	$28,768,409	$28,479,870
Additions during period:
Acquisitions	1,817,275	1,437,729	460,959
Capital expenditures	560,006	645,596	443,710
Deductions during period:
Foreign currency translation	(287,505)	90,105	(265,942)
Other (1)	(425,563)	(776,041)	(350,188)
Balance at end of period	$31,830,011	$30,165,798	$28,768,409

Accumulated depreciation:
Balance at beginning of period	$9,016,173	$8,231,160	$7,433,480
Additions during period:
Depreciation expense	1,015,531	937,767	907,134
Dispositions:
Sales and/or transfers to assets held for sale	(115,981)	(190,666)	(72,047)
Foreign currency translation	(76,185)	37,912	(37,407)
Balance at end of period	$9,839,538	$9,016,173	$8,231,160
______________________________
(1)Other may include sales, transfers to assets held for sale and impairments.

VENTAS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(Dollars in thousands)

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on which Depreciation In Income Statement is Computed
UNITED STATES PROPERTIES
Senior Housing
Atria Senior Living	168	$808,973	$511,890	$4,640,742	$759,032	$542,415	$5,369,249	$5,911,664	$2,018,616	$3,893,048	1860 - 2013	2007 - 2021	13 - 54 years
Brookdale Senior Living	129	48,040	190,091	1,860,167	131,497	190,698	1,991,057	2,181,755	1,066,193	1,115,563	1915 - 2012	2004 - 2021	24 - 35 years
Sunrise Senior Living	86	41,372	210,207	2,331,589	275,821	223,688	2,593,930	2,817,617	1,194,960	1,622,657	1985 - 2009	2007 - 2021	17 - 35 years
Sinceri Senior Living	40	—	74,077	693,443	83,227	76,113	774,634	850,747	278,086	572,661	1974 - 2017	2006 - 2024	35 - 35 years
Discovery Senior Living	34	27,964	72,430	659,902	53,549	73,629	712,253	785,881	168,124	617,758	1984 - 2020	2006 - 2024	24 - 35 years
Priority Life Care Properties	32	37,954	47,010	445,682	68,896	48,199	513,388	561,588	179,116	382,471	1986 - 2009	2006 - 2021	29 - 51 years
Sodalis Senior Living	30	—	52,780	441,080	52,397	53,402	492,856	546,257	162,765	383,492	1987 - 2009	2006 - 2021	14 - 47 years
Grace Management	26	17,662	98,083	655,799	13,278	98,082	669,078	767,160	28,040	739,120	1985 - 2016	2011 - 2024	12 - 39 years
Koelsch Senior Communities	19	64,403	27,721	292,414	13,289	28,133	305,291	333,424	83,674	249,750	1972 - 2014	2011 - 2017	35 - 35 years
Senior Lifestyle	16	—	55,911	553,261	27,969	57,328	579,813	637,141	76,081	561,059	1982 - 2012	2011 - 2023	33 - 35 years
Meridian Senior Living	14	—	19,090	104,237	2,025	19,091	106,261	125,352	29,308	96,044	1972 - 2012	2011 - 2023	35 - 35 years
Sonida Senior Living	13	12,401	18,129	197,928	38,816	18,833	236,040	254,873	89,332	165,541	1979 - 2006	2005 - 2021	35 - 47 years
Azura Memory Care	13	—	6,361	53,002	7,193	7,200	59,356	66,556	24,560	41,996	1990 - 2019	2011 - 2019	35 - 35 years
Milestone Retirement Communities	11	—	16,810	183,225	20,049	16,903	203,181	220,084	60,488	159,596	1965 - 2011	2011 - 2014	35 - 35 years
American House	11	—	5,438	124,369	20,905	6,926	143,786	150,712	65,038	85,674	1998 - 2000	2006 - 2014	35 - 35 years
Avamere Family of Companies	11	—	20,407	113,192	13,817	20,654	126,763	147,416	50,780	96,636	1998 - 2014	2011 - 2015	35 - 35 years
Hawthorn Senior Living	10	55,205	35,668	220,099	19,542	35,890	239,418	275,309	34,035	241,274	1991 - 2008	2021 - 2021	27 - 50 years
Other Senior Housing Operators	75	91,351	127,976	1,258,229	44,351	127,606	1,302,947	1,430,555	294,791	1,135,768	1972 - 2021	2004 - 2024	11 - 35 years
Other Senior Housing		—	—	165	—	—	165	165	—	165
Total Senior Housing	738	1,205,325	1,590,079	14,828,525	1,645,653	1,644,790	16,419,466	18,064,256	5,903,987	12,160,273

Outpatient Medical Buildings
Lillibridge	215	24,760	165,132	2,113,822	683,332	170,334	2,791,952	2,962,286	1,223,597	1,738,689	1960 - 2016	2004 - 2023	4 - 39 years
PMB RES	40	238,007	80,638	975,535	198,377	82,416	1,172,134	1,254,550	433,324	821,226	1968 - 2024	2011 - 2023	19 - 35 years
Cornerstone Companies, Inc.	26	—	28,336	156,018	3,636	28,417	159,573	187,990	11,531	176,459	1975 - 2012	2023 - 2023	35 - 35 years
Ardent Health Services	19	—	5,638	214,808	599	5,638	215,408	221,045	20,329	200,716	1974 - 2011	2018 - 2022	35 - 35 years
Memorial Health System	12	—	2,346	25,031	13,169	2,453	38,093	40,546	24,592	15,954	1976 - 2003	2010 - 2010	35 - 35 years
Other Medical Buildings Operators	85	10,805	133,897	1,033,609	55,493	131,098	1,091,901	1,222,999	371,341	851,658	1954 - 2019	2004 - 2023	25 - 35 years
Other Medical Buildings		—	—	—	5,655	3,644	2,011	5,655	2,363	3,292
Total Outpatient Medical Buildings	397	273,572	415,987	4,518,823	960,261	424,000	5,471,072	5,895,071	2,087,077	3,807,994

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on which Depreciation In Income Statement is Computed
Research
Wexford	27	227,600	71,764	1,429,367	55,798	71,002	1,485,927	1,556,929	381,547	1,175,382	1900 - 2019	2016 - 2022	15 - 60 years
Other Research Operators	2	—	1,194	76,515	290	1,193	76,806	77,999	12,334	65,665	2010 - 2016	2020 - 2020	35 - 35 years
Other Research		71,695	—	11,328	258,172	69,458	200,042	269,500	8,764	260,736
Total Research	29	299,295	72,958	1,517,210	314,260	141,653	1,762,775	1,904,428	402,645	1,501,783

IRFs & LTACs
Kindred Healthcare	34	—	86,024	348,554	(660)	85,027	348,890	433,917	212,065	221,852	1949 - 2008	1998 - 2024	20 - 40 years
Other IRFs & LTACs	14	—	18,641	198,449	1,070	18,644	199,517	218,160	56,594	161,567	1989 - 2013	2011 - 2023	35 - 36 years
Total IRFs & LTACs	48	—	104,665	547,003	410	103,671	548,407	652,077	268,659	383,419

Other Healthcare Facilities
Ardent Health Services	10	—	98,428	1,126,010	78,106	97,416	1,205,128	1,302,544	321,882	980,663	1928 - 2020	2018 - 2022	35 - 35 years

Skilled Nursing
Genesis Healthcare	12	—	11,350	164,745	(5,708)	11,350	159,037	170,387	82,117	88,270	1948 - 1995	2004 - 2011	30 - 35 years
Other Skilled Nursing Operators	22	—	31,502	192,512	(22,707)	31,683	169,624	201,307	26,933	174,373	1920 - 2000	1998 - 2023	29 - 40 years
Total Skilled Nursing	34	—	42,852	357,257	(28,415)	43,033	328,661	371,694	109,050	262,643

CANADIAN PROPERTIES
Senior Housing
Le Groupe Maurice	37	1,156,570	162,989	1,967,564	(63,608)	154,141	1,912,804	2,066,945	240,019	1,826,926	2000 - 2024	2019 - 2022	40 - 60 years
Atria Senior Living	29	265,047	75,553	845,363	(110,078)	63,843	746,995	810,838	272,953	537,885	1988 - 2008	2014 - 2014	35 - 35 years
Sunrise Senior Living	12	—	46,600	418,821	(83,373)	36,994	345,053	382,048	173,318	208,730	2001 - 2007	2007 - 2007	35 - 35 years
Other Senior Housing Operators	6	—	25,172	146,694	(16,019)	22,116	133,732	155,847	14,841	141,006	2006 - 2019	2021 - 2021	35 - 35 years
Other Senior Housing		—	—	—	—	—	—	—	—	—
Total Senior Housing	84	1,421,617	310,314	3,378,442	(273,078)	277,094	3,138,584	3,415,678	701,131	2,714,547

UNITED KINGDOM PROPERTIES
Senior Housing
Canford Healthcare Limited	11	—	40,481	81,719	(17,264)	34,571	70,365	104,936	20,674	84,262	1910 - 2014	2015 - 2017	40 - 40 years

International Hospital
Spire Healthcare	3	—	11,903	136,628	(29,206)	9,562	109,763	119,325	24,433	94,892	1980 - 1986	2014 - 2014	50 - 50 years

TOTAL	1,354	$3,199,809	$2,687,667	$26,491,617	$2,650,727	$2,775,790	$29,054,221	$31,830,011	$9,839,538	$21,990,473
______________________________
(1)     Adjustments to basis included provisions for asset impairments, partial dispositions, costs capitalized subsequent to acquisitions and foreign currency translation adjustments.

VENTAS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2024
(Dollars in thousands)

Location	Interest Rate	Fixed / Variable	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage relating to two senior housing properties located in:
Texas	Lesser of 9.50% or Term SOFR plus 5.00%	Variable	6/16/2025	Interest only (3)	$—	$8,000	$8,000	$—
First mortgage relating to one senior housing property located in:
Illinois	Greater of 9.00% or Term SOFR plus 4.50%	Variable	2/15/2026	Interest only	—	1,285	1,277	—
First mortgage relating to two senior housing properties located in:
Tennessee	Greater of 9.00% or Term SOFR plus 4.50%	Variable	4/23/2026	Interest only	—	3,150	3,100	—
First mortgage relating to two senior housing properties located in:
South Carolina	Greater of 9.00% or Term SOFR plus 4.50%	Variable	5/21/2026	Interest only	—	3,150	3,095	—
First mortgage relating to one senior housing property located in:
Washington	Greater of 10.25% or Term SOFR plus 5.75%	Variable	9/20/2027	Interest only (4)	—	109,000	108,022	—
First mortgage relating to one senior housing property located in:
Pennsylvania	Term SOFR plus 3.75%	Variable	11/4/2027	Interest and principal; $19.2M balloon due at maturity (2)	—	19,978	19,978	—
Total					$—	$144,563	$143,472	$—
______________________________
(1)     For Federal income tax purposes, the aggregate cost of investments in mortgage loans on real estate is the carrying amount, as disclosed in the schedule.
(2)     A prepayment premium of 0% to3% is assessed on the outstanding principal balance depending on timing of prepayment and source of funds.
(3)     This loan was originally scheduled to mature on June 16, 2024 and was extended to mature on June 15, 2025.
(4)     A prepayment premium consisting of accelerated interest charged on the prepaid amount is assessed, as of the date of the prepayment, at the greater of the contract rate and the term SOFR forward curve through September 30, 2026. An exit fee is assessed at 1%of the amount of principal prepaid.

Reconciliation of Mortgage Loans:

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$26,087	$491,334	$486,200
Additions:
New loans (1)	115,359	—	25,247
Construction draws	2,100	835	—
Total additions	117,459	835	25,247
Deductions:
Principal repayments	(74)	—	(113)
Conversions to real property	—	(486,082)	—
Allowance	—	20,000	(20,000)
Total deductions	(74)	(466,082)	(20,113)
Effect of foreign currency translation	—	—	—
Ending Balance	$143,472	$26,087	$491,334
______________________________
(1)     New loans include $7.5 million received as non-cash consideration for properties sold in 2024.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2025.

ITEM 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2025.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2025.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2025.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2025.

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
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013, File No. 001-10989.

4.4	Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.5	Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.	Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.6	Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canada Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.7
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

4.8	Eighth Supplemental Indenture dated as of December 1, 2021 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series H due 2031.	Incorporated by reference herein. Previously filed as Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022, File No. 001-10989.

4.9
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

4.10	Eighth Supplemental Indenture dated as of December 1, 2021 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series H due 2031.	Incorporated by reference herein. Previously filed as Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.11
Tenth Supplemental Indenture dated as of March 5, 2024 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 5.10% Senior Notes, Series J due 2029.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 2, 2024, File No. 001-10989.

4.12	Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.13	First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.14	Third Supplemental Indenture dated as of September 21, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

4.15	Fourth Supplemental Indenture dated as of March 29, 2017 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.850% Senior Notes due 2027.	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 29, 2017, File No. 001-10989.

4.16	Indenture dated February 23, 2018 among Ventas, Inc., Ventas Realty, Limited Partnership, the Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.17	First Supplemental Indenture dated as of February 23, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.000% Senior Notes due 2028	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.18	Second Supplemental Indenture dated as of August 15, 2018 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.400% Senior Notes due 2029	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 15, 2018, File No. 001-10989.

4.19	Third Supplemental Indenture dated as of February 26, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.500% Senior Notes due 2024 and 4.875% Senior Notes due 2049	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2019, File No. 001-10989.

4.20	Fourth Supplemental Indenture dated as of July 3, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 2.650% Senior Notes due 2025	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 3, 2019, File No. 001-10989.

4.21	Fifth Supplemental Indenture dated as of August 21, 2019 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 3.000% Senior Notes due 2030	Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 21, 2019, File No. 001-10989.

4.22
Sixth Supplemental Indenture dated as of April 1, 2020 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 4.750% Senior Notes due 2030.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 1, 2020, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.23
Seventh Supplemental Indenture dated as of August 20, 2021 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 2.500% Senior Notes due 2031.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 20, 2021, File No. 001-10989.

4.24
Eighth Supplemental Indenture dated as of May 13, 2024 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 5.625% Senior Notes due 2034.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on May 13, 2024, File No. 001-10989.

4.25
Ninth Supplemental Indenture dated as of September 9, 2024 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor and U.S. Bank National Association, as Trustee relating to the 5.000% Senior Notes due 2035.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 20, 2021, File No. 001-10989.

4.26
Indenture dated as of June 13, 2023, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee, relating to the 3.75% Exchangeable Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 13, 2023, File No. 001-10989.

4.27	Description of the Registrant’s Securities.	Filed herewith.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments defining the rights of the holders of certain additional long-term debt of the Company and its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any of these agreements to the SEC upon request.

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

10.3
Fourth Amended and Restated Credit and Guaranty Agreement, dated as of April 24, 2024, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc., and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as L/C Issuers.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 24, 2024, File No. 001-10989.

10.4
Credit and Guaranty Agreement, dated as of September 6, 2023, among Ventas Realty, Limited Partnership, a Delaware limited partnership, as borrower, Ventas, Inc., a Delaware corporation, as guarantor, the lending institutions party thereto from time to time, and Bank of America, N.A., as Administrative Agent.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 12, 2023, File No. 001-10989.

10.5	ATM Sales Agreement, dated September 18, 2024, among Ventas, Inc. and the Agents and Forward Purchasers named therein.	Incorporated by reference herein. Previously filed as Exhibit 1.1 to our Current Report on Form 8-K, filed on September 18, 2024, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.6	Cooperation Agreement, dated March 4, 2024, among Ventas, Inc. and Land & Buildings Investment Management, LLC and certain of its affiliates.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 4, 2024, File No. 001-10989.

10.7.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.7.2*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.8.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.8.2*	First Amendment to the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.3*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

10.8.4*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.5*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.6*	Form of Performance-Based Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.7*	Form of Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.8*	Form of Performance-Based Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.9*	Form of Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.1*	Ventas, Inc. Non-Employee Directors’ Cash Compensation Deferral Plan (formerly the “Ventas Nonemployee Directors’ Deferred Stock Compensation Plan”)	Incorporated by reference herein. Previously filed as Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.9.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan (used prior to December 2022)	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.9.3*	Deferral Election Form under the Ventas, Inc. Non-Employee Directors’ Cash Compensation Deferral Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.3 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989

Exhibit Number	Description of Document	Location of Document
10.10.1*	Ventas, Inc. 2022 Incentive Plan	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2022, File No. 001-10989.

10.10.2*	Ventas, Inc. Non-Employee Directors’ Equity Award Deferral Program Adopted Pursuant to the Ventas, Inc. 2022 Incentive Plan	Incorporated by reference herein. Previously filed as Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.3*	Deferral Election Form under the Ventas, Inc. Non-Employee Directors’ Equity Award Deferral Program	Incorporated by reference herein. Previously filed as Exhibit 10.11.3 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.4*	Restricted Stock Award granted to Sumit Roy on October 1, 2022 under the Ventas, Inc. 2022 Incentive Plan	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.5*	Form of Restricted Stock Unit Award under the Ventas, Inc. 2022 Incentive Plan (Non-Employee Directors)	Incorporated by reference herein. Previously filed as Exhibit 10.11.5 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.6*	Form of Restricted Stock Unit Agreement under the Ventas, Inc. 2022 Incentive Plan (CEO)	Incorporated by reference herein. Previously filed as Exhibit 10.11.6 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.7*	Form of Performance Share Unit Agreement under the Ventas, Inc. 2022 Incentive Plan (CEO)	Incorporated by reference herein. Previously filed as Exhibit 10.11.7 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.8*	Form of Restricted Stock Unit Award under the Ventas, Inc. 2022 Incentive Plan (non-CEO Executive Officer)	Incorporated by reference herein. Previously filed as Exhibit 10.11.8 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.9*	Form of Performance Share Unit Award under the Ventas, Inc. 2022 Incentive Plan (non-CEO Executive Officer)	Incorporated by reference herein. Previously filed as Exhibit 10.11.9 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.11*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.12.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.12.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.12.3*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.13.1*	Offer of Employment Term Sheet dated March 20, 2018 from Ventas, Inc. to Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.13.2*	Employee Protection and Noncompetition Agreement dated March 20, 2018 between Ventas, Inc. and Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.14.1*	Offer Letter dated December 22, 2019 from Ventas, Inc. to Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.18.3 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989

10.14.2*	Employee Protection and Restrictive Covenants Agreement dated January 21, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.14.3*	Employment Bonus Agreement dated March 4, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.15.1*	Offer Letter dated January 30, 2020 from Ventas, Inc. to J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.19.2 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989

10.15.2*	Employee Protection and Restrictive Covenants Agreement dated February 7, 2020 between Ventas, Inc. and J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.16*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

19	Ventas, Inc. Securities Trading Policy	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

22	List of Guarantors and Issuers of Guaranteed Securities.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

97	Policy relating to recovery of erroneously awarded compensation.	Incorporated by reference herein. Previously filed as Exhibit 97 to our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 15, 2024, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Index to Consolidated Financial Statements and Financial Statement Schedules, including auditor information, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Equity, (vi) the Consolidated Statements of Cash Flows, (vii) Notes to the Consolidated Financial Statements (viii) Schedule III and IV.
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
Date: February 13, 2025

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2025
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2025
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 13, 2025
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 13, 2025
Melody C. Barnes

/s/ THEODORE R. BIGMAN	Director	February 13, 2025
Theodore R. Bigman

/s/ MICHAEL J. EMBLER	Director	February 13, 2025
Michael J. Embler

/s/ MATTHEW J. LUSTIG	Director	February 13, 2025
Matthew J. Lustig

/s/ ROXANNE M. MARTINO	Director	February 13, 2025
Roxanne M. Martino

/s/ MARGUERITE M. NADER	Director	February 13, 2025
Marguerite M. Nader

/s/ SEAN P. NOLAN	Director	February 13, 2025
Sean P. Nolan

/s/ WALTER C. RAKOWICH	Director	February 13, 2025
Walter C. Rakowich

/s/ JOE V. RODRIGUEZ, JR.	Director	February 13, 2025
Joe V. Rodriguez, Jr.

/s/ SUMIT ROY	Director	February 13, 2025
Sumit Roy

/s/ MAURICE S. SMITH	Director	February 13, 2025
Maurice S. Smith