Form 10-Q
period 2025-03-31
Ventas, Inc.
filed 2025-05-01
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 28, 2025, there were 451,298,340 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of March 31, 2025	As of December 31, 2024
Assets
Real estate investments:
Land and improvements	$2,815,178	$2,775,790
Buildings and improvements	29,327,280	28,717,990
Construction in progress	354,601	336,231
Acquired lease intangibles	1,608,019	1,558,751
Operating lease assets	306,042	308,019
	34,411,120	33,696,781
Accumulated depreciation and amortization	(11,364,107)	(11,096,236)
Net real estate property	23,047,013	22,600,545
Secured loans receivable and investments, net	145,184	144,872
Investments in unconsolidated real estate entities	632,082	626,122
Net real estate investments	23,824,279	23,371,539
Cash and cash equivalents	182,335	897,850
Escrow deposits and restricted cash	63,628	59,383
Goodwill	1,045,399	1,044,915
Assets held for sale	154,912	18,625
Deferred income tax assets, net	1,774	1,931
Other assets	759,968	792,663
Total assets	$26,032,295	$26,186,906
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,701,675	$13,522,551
Accrued interest payable	106,804	143,345
Operating lease liabilities	219,817	218,003
Accounts payable and other liabilities	1,126,242	1,152,306
Liabilities related to assets held for sale	2,374	2,726
Deferred income tax liabilities	9,538	8,150
Total liabilities	14,166,450	15,047,081
Redeemable OP unitholder and noncontrolling interests	339,729	310,229
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 451,211 and 437,085 shares outstanding at March 31, 2025 and December 31, 2024, respectively	112,497	109,119
Capital in excess of par value	18,488,381	17,607,482
Accumulated other comprehensive loss	(32,070)	(33,526)
Retained earnings (deficit)	(7,057,776)	(6,886,653)
Treasury stock, 254 and 4 shares issued at March 31, 2025 and December 31, 2024, respectively	(41,475)	(25,155)
Total Ventas stockholders’ equity	11,469,557	10,771,267
Noncontrolling interests	56,559	58,329
Total equity	11,526,116	10,829,596
Total liabilities and equity	$26,032,295	$26,186,906
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Rental income:
Triple-net leased properties	$156,113	$155,368
Outpatient medical and research portfolio	221,319	218,877
	377,432	374,245
Resident fees and services	968,904	813,304
Third-party capital management revenues	4,336	4,296
Income from loans and investments	4,324	1,289
Interest and other income	3,078	6,780
Total revenues	1,358,074	1,199,914
Expenses
Interest	149,356	149,933
Depreciation and amortization	321,525	300,255
Property-level operating expenses:
Senior housing	704,400	609,821
Outpatient medical and research portfolio	75,957	73,938
Triple-net leased properties	3,527	3,738
	783,884	687,497
Third-party capital management expenses	1,825	1,753
General, administrative and professional fees	53,149	48,737
Loss on extinguishment of debt, net	—	252
Transaction, transition and restructuring costs	5,982	4,677
Recovery of allowance on loans receivable and investments, net	—	(68)
Shareholder relations matters	—	15,714
Other expense (income)	1,412	(1,334)
Total expenses	1,317,133	1,207,416
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	40,941	(7,502)
Loss from unconsolidated entities	(3,311)	(8,383)
Gain on real estate dispositions	169	341
Income tax benefit	10,557	3,004
Net income (loss)	48,356	(12,540)
Net income attributable to noncontrolling interests	1,488	1,772
Net income (loss) attributable to common stockholders	$46,868	$(14,312)
Earnings per common share
Basic:
Net income (loss)	$0.11	$(0.03)
Net income (loss) attributable to common stockholders	0.11	(0.04)
Diluted: (1)
Net income (loss)	$0.11	$(0.03)
Net income (loss) attributable to common stockholders	0.10	(0.04)
(1) Potential common shares are not included in the computation of diluted earnings per share (“EPS”) when a net loss exists as the effect would be an antidilutive per share amount.
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	$48,356	$(12,540)
Other comprehensive income:
Foreign currency translation gain	7,719	3,935
Unrealized gain on available for sale securities	485	120
Unrealized (loss) gain on derivative instruments	(7,751)	11,022
Total other comprehensive income	453	15,077
Comprehensive income	48,809	2,537
Comprehensive income attributable to noncontrolling interests	486	646
Comprehensive income attributable to common stockholders	$48,323	$1,891
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2025 and 2024
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2025	$109,119	$17,607,482	$(33,526)	$(6,886,653)	$(25,155)	$10,771,267	$58,329	$10,829,596
Net income	—	—	—	46,868	—	46,868	1,488	48,356
Other comprehensive income (loss)	—	—	1,456	—	—	1,456	(1,003)	453
Net change in noncontrolling interests	—	3,231	—	—	—	3,231	(2,255)	976
Dividends to common stockholders—$0.48 per share	—	24	—	(217,991)	—	(217,967)	—	(217,967)
Issuance of common stock for stock plans, restricted stock grants and other	3,378	912,781	—	—	(16,320)	899,839	—	899,839
Adjust redeemable OP unitholder interests to current fair value	—	(35,072)	—	—	—	(35,072)	—	(35,072)
Redemption of OP Units	—	(65)	—	—	—	(65)	—	(65)
Balance at March 31, 2025	$112,497	$18,488,381	$(32,070)	$(7,057,776)	$(41,475)	$11,469,557	$56,559	$11,526,116

	For the Three Months Ended March 31, 2024
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2024	$100,648	$15,650,734	$(35,757)	$(6,213,803)	$(13,764)	$9,488,058	$56,347	$9,544,405
Net (loss) income	—	—	—	(14,312)	—	(14,312)	1,772	(12,540)
Other comprehensive income (loss)	—	—	16,203	—	—	16,203	(1,126)	15,077
Net change in noncontrolling interests	—	(6,983)	—	—	—	(6,983)	(1,000)	(7,983)
Dividends to common stockholders—$0.45 per share	—	11	—	(182,029)	—	(182,018)	—	(182,018)
Issuance of common stock for stock plans, restricted stock grants and other	446	93,089	—	—	(11,206)	82,329	—	82,329
Adjust redeemable OP unitholder interests to current fair value	—	20,359	—	—	—	20,359	—	20,359
Redemption of OP Units	—	(796)	—	—	—	(796)	—	(796)
Balance at March 31, 2024	$101,094	$15,756,414	$(19,554)	$(6,410,144)	$(24,970)	$9,402,840	$55,993	$9,458,833

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$48,356	$(12,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	321,525	300,255
Amortization of deferred revenue and lease intangibles, net	(9,563)	(13,645)
Other non-cash amortization	7,363	7,298
Recovery of allowance on loans receivable and investments, net	—	(68)
Stock-based compensation	18,827	16,284
Straight-lining of rental income	(4,347)	(2,612)
Loss on extinguishment of debt, net	—	252
Gain on real estate dispositions	(169)	(341)
Income tax benefit	(13,781)	(4,696)
Loss from unconsolidated entities	3,311	8,383
Distributions from unconsolidated entities	5,091	4,576
Other	(4,227)	(5,422)
Changes in operating assets and liabilities:
Decrease (increase) in other assets	36,154	(25,839)
(Decrease) increase in accrued interest payable	(36,514)	6,096
Decrease in accounts payable and other liabilities	(50,882)	(11,533)
Net cash provided by operating activities	321,144	266,448
Cash flows from investing activities:
Net investment in real estate property	(767,269)	(36,092)
Investment in loans receivable	(462)	(5,232)
Proceeds from real estate disposals	13,250	40,016
Proceeds from loans receivable	2,870	268
Development project expenditures	(58,368)	(84,737)
Capital expenditures	(58,906)	(49,387)
Investment in unconsolidated entities	(14,928)	(11,179)
Insurance proceeds for property damage claims	69	1,756
Net cash used in investing activities	(883,744)	(144,587)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(6,550)	(5,708)
Net change in borrowings under commercial paper program	242,969	—
Proceeds from debt	29,680	555,489
Repayment of debt	(1,090,710)	(419,310)
Purchase of noncontrolling interests	—	—
Payment of deferred financing costs	(175)	(5,283)
Issuance of common stock, net	876,463	77,430
Cash distributions to common stockholders	(199,025)	(182,854)
Cash distributions to redeemable OP unitholders	(1,503)	(1,555)
Cash issued for redemption of OP Units	(337)	(1,064)
Contributions from noncontrolling interests	80	3,534
Distributions to noncontrolling interests	(2,743)	(4,473)
Proceeds from stock option exercises	19,766	—
Other	(17,051)	(11,382)
Net cash (used in) provided by financing activities	(149,136)	4,824
Net (decrease) increase in cash, cash equivalents and restricted cash	(711,736)	126,685
Effect of foreign currency translation	466	(1,738)
Cash, cash equivalents and restricted cash at beginning of period	957,233	563,462
Cash, cash equivalents and restricted cash at end of period	$245,963	$688,409
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Income taxes paid, net	$4,004	$474
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$20,954	$942
Other assets	2,736	83
Other liabilities	(8,352)	632
Deferred income tax liability	(15,337)	393
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Ventas,” “Company” and other similar terms) is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of March 31, 2025, we owned or had investments in 1,406 properties consisting of 1,372 properties in our reportable business segments (“Segment Properties”) and 34 properties held by unconsolidated real estate entities in our non-segment operations. Our Company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally are not required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of technical requirements, which impact how we invest in, operate and manage our assets.

We operate through three reportable business segments: senior housing operating portfolio, which we refer to as “SHOP,” outpatient medical and research portfolio, which we refer to as “OM&R,” and triple-net leased properties, which we refer to as “NNN.” We also hold assets outside of our reportable business segments, which we refer to as non-segment assets, and which consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable as well as investments in unconsolidated entities. Non-segment assets include other assets such as our warrants for shares of Brookdale Senior Living, Inc. (together with its subsidiaries, “Brookdale”) and of a parent company of Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”). Our investments in unconsolidated entities include investments made through our third-party institutional private capital management platform, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). Our investments in unconsolidated entities also includes investments in operating entities, such as Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Atria Senior Living, Inc. (together with its subsidiaries, “Atria”).

Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments based on net operating income (“NOI”) for each segment. See “Note 16 – Segment Information.”

The following table summarizes information for our portfolio for the three months ended March 31, 2025 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$264,504	46.5%	654
Outpatient medical and research portfolio (OM&R)	146,042	25.7%	426
Triple-net leased properties (NNN)	152,586	26.8%	292
Non-segment (2)	6,155	1.1%	n/a
	$569,287	100%	1,372
______________________________
(1)    “NOI” is defined as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of Net income (loss) attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), to NOI.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments.
n/a—not applicable

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

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

	As of March 31, 2025		As of December 31, 2024
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Fonds Immobilier Groupe Maurice, S.E.C.	$1,761,911	$1,110,756	$1,779,762	$1,121,659
NHP/PMB L.P.	726,372	272,993	728,457	286,030
Other identified VIEs	1,441,627	420,184	1,447,381	410,721

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-09 and expect to have additional disclosures in our Form 10-K for the year ended December 31, 2025.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rule would be effective for annual reporting periods beginning in fiscal year 2025. In April 2024, the SEC exercised its discretion to stay this rule and subsequently, in March 2025, the SEC voted to end its defense of the rule against certain legal challenges. We are monitoring the ongoing judicial review of these legal challenges to determine the impact, if any, of the rule on our Consolidated Financial Statements.

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). ASU 2024-03 requires PBEs to include footnote disclosure that disaggregates, in a tabular presentation, each relevant expense caption on the face of the income statement that includes certain natural expenses relevant to the Company, such as (i) employee compensation, (ii) depreciation and (iii) intangible asset amortization. The tabular disclosure must also include certain other expenses, when applicable. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. We are evaluating the impact of adopting ASU 2024-03 on our Consolidated Financial Statements.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes certain information about our credit risk concentration for our NNN and OM&R segments for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Contribution as a Percentage of Total Revenues:
Brookdale (1)(2)	3.0%	3.1%
Kindred	2.7	2.8
Ardent (3)	2.6	2.8
All others	20.4	23.5
Contribution as a Percentage of Total NOI:
Brookdale (1)(2)	7.0%	7.4%
Kindred	6.3	6.6
Ardent (3)	6.1	6.7
All others	34.1	38.9
____________________________
(1)Excludes nine senior housing communities which are included in our SHOP segment.
(2)2025 and 2024 include $6.6 million and $10.7 million, respectively, of amortization of up-front consideration received in 2020 from a revised master lease agreement with Brookdale.
(3)Excludes 19 outpatient medical buildings leased in whole or in part to Ardent, which are included in “All others.”

Each of our Brookdale, Ardent and Kindred leases is guaranteed by a corporate parent.

Lease Income

Rental income from our NNN and OM&R operating leases consists of fixed and variable lease payments. The variable payments primarily represent reimbursements of various property-level operating expenses that we pay on behalf of our tenants. The following table summarizes rental income from our NNN and OM&R operating leases (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Fixed income from operating leases	$316,109	$317,853
Variable income from operating leases	61,323	56,392

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

We acquire and invest in senior housing, outpatient medical buildings, research centers and other healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base and to reduce our dependence on any single manager or tenant, geographic location, asset type, business model or revenue source. Each of our acquisitions disclosed below was accounted for as an asset acquisition.

2025 Acquisitions

During the three months ended March 31, 2025, we acquired 17 senior housing communities reported within our SHOP segment for an aggregate purchase price of $770.0 million.

In April 2025, we acquired three senior housing communities reported within our SHOP segment for an aggregate purchase price of $104.5 million.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5—DISPOSITIONS, ASSETS HELD FOR SALE AND IMPAIRMENTS

2025 Activity

During the three months ended March 31, 2025, we sold one senior housing community, in our SHOP segment for aggregate consideration of $3.3 million and recognized no gain on real estate disposition.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale including the amounts reported on our Consolidated Balance Sheets (dollars in thousands):

	As of March 31, 2025			As of December 31, 2024
	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	1	$16,933	$1,862	2	$18,612	$2,158
OM&R	—	18	316	—	13	568
NNN	9	137,961	196	—	—	—
Total	10	$154,912	$2,374	2	$18,625	$2,726

Real Estate Impairments

For the three months ended March 31, 2025, we recognized impairments of $22.1 million comprising of $7.6 million, $14.4 million and $0.1 million in our SHOP, OM&R and NNN segments, respectively. For the three months ended March 31, 2024, we recognized impairments of $5.4 million comprising of $3.6 million, $1.0 million and $0.8 million in our SHOP, OM&R and NNN segments, respectively. The impairments are recorded primarily as a component of Depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the expected future cash flows of the impaired assets.

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS

As of March 31, 2025, and December 31, 2024, we held $170.8 million and $173.0 million, respectively, of loans receivable and investments, net of allowance, relating to senior housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net, including amortized cost, fair value and unrealized gains or losses on available for sale investments, if applicable (dollars in thousands):

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of March 31, 2025:
Secured loans receivable and investments, net (1)	$145,184	$—	$145,184	$146,113
Non-mortgage loans receivable, net (2)	29,453	(3,810)	25,642	25,276
Total loans receivable and investments, net	$174,637	$(3,810)	$170,826	$171,389
As of December 31, 2024:
Secured loans receivable and investments, net (1)	$144,872	$—	$144,872	$146,229
Non-mortgage loans receivable, net (2)	31,939	(3,810)	28,129	27,640
Total loans receivable and investments, net	$176,811	$(3,810)	$173,001	$173,869
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

Investments in Unconsolidated Real Estate Entities

Below is a summary of our investments in unconsolidated real estate entities, including through VIM, as of March 31, 2025 and December 31, 2024, respectively (dollars in thousands):

	Ownership (1) as of		Carrying Amount as of
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Investments in unconsolidated real estate entities:
Ventas Fund	20.1%	20.0%	$272,970	$267,202
Pension Fund Joint Venture	25.0%	25.0%	11,480	11,939
Research & Innovation Development Joint Venture	53.0%	53.0%	309,764	309,499
Ventas Investment Management platform			594,214	588,640
Atrium Health & Wake Forest Joint Venture	48.5%	48.5%	37,268	36,881
All other (2)	34.0%-37.5%	34.0%-37.5%	600	601
Total investments in unconsolidated real estate entities			$632,082	$626,122
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

In April 2025, the Ventas Fund acquired a 100% leased outpatient medical and surgical center located in San Francisco, California for $25.3 million.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.9 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively. Such amounts, along with any promote revenue, are included in Third-party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Ardent and Atria, which are included within Other assets on our Consolidated Balance Sheets.

As of March 31, 2025, we held a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of March 31, 2025, we held an approximately 6.7% ownership interest in Ardent. One of our executive officers is currently a member of the Ardent Board of Directors. We have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent.

NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of March 31, 2025		As of December 31, 2024
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$124,515	4.2	$124,515	4.3
In-place lease and other real estate intangibles (2)	1,483,504	7.7	1,434,236	8.4
Acquired lease intangibles	1,608,019		1,558,751
Goodwill	1,045,399	n/a	1,044,915	n/a
Other intangibles (2)	41,189	42.6	41,190	24.4
Accumulated amortization	(1,313,107)	n/a	(1,286,374)	n/a
Net intangible assets	$1,381,500	8.7	$1,358,482	8.8
Intangible liabilities:
Below-market lease intangibles (1)	$269,572	6.8	$269,572	7.0
Other lease intangibles	13,498	n/a	13,498	n/a
Accumulated amortization	(213,980)	n/a	(211,441)	n/a
Purchase option intangibles	3,568	n/a	3,568	n/a
Net intangible liabilities	$72,658	6.8	$75,197	7.0
______________________________
(1)     Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our Consolidated Statements of Income.
(2)     Amortization of intangibles is recorded in Depreciation and amortization in our Consolidated Statements of Income.
n/a—not applicable

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other intangibles (including non-compete agreements, trade names and trademarks) are included in Other assets on our Consolidated Balance Sheets. Net intangible liabilities are included in Accounts payable and other liabilities on our Consolidated Balance Sheets.

NOTE 9—OTHER ASSETS

The following is a summary of our Other assets (dollars in thousands):

	As of March 31, 2025	As of December 31, 2024
Straight-line rent receivables	$211,186	$202,675
Deferred lease costs, net	148,043	145,973
Accounts receivable, net (1)	85,662	108,138
Investment in unconsolidated operating entities	95,982	95,623
Stock warrants	32,652	40,192
Non-mortgage loans receivable, net	25,642	28,129
Other intangibles, net	11,280	11,513
Other	149,521	160,420
Total other assets	$759,968	$792,663
_____________________________
(1)     Allowance for doubtful accounts as of March 31, 2025 and December 31, 2024 were $70.7 million and $70.3 million, respectively.

Stock warrants as of March 31, 2025 represent: (i) warrants exercisable at any time prior to December 31, 2025, in whole or in part, for 5.6 million shares of Brookdale Senior Living, Inc. common stock (“Brookdale Common Stock”) at an exercise price of $3.00 per share (the “Brookdale Warrants”) and (ii) warrants exercisable at any time prior to September 13, 2034 for 9.9% of the common equity of a parent company of Kindred Healthcare, LLC (“Kindred”) exercisable at the pre-transaction value of such common equity (the “Scion Warrants”).

During the three months ended March 31, 2025, we exercised 5.6 million Brookdale Warrants on a cashless basis (net of the $3.00 exercise price), resulting in Ventas receiving 2.6 million net shares of Brookdale Common Stock, which we sold for net cash proceeds of approximately $15.5 million (recorded within operating cash flows in our Consolidated Statements of Cash Flows).

The Brookdale Warrants and the Scion Warrants are measured at fair value with changes in fair value being recognized within Other expense (income) in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our Senior notes payable and other debt (dollars in thousands):

	As of March 31, 2025	As of December 31, 2024
Unsecured revolving credit facility (1)(2)	$—	$6,397
Commercial paper notes	243,000	—
2.65% Senior Notes due 2025	—	450,000
3.50% Senior Notes due 2025	—	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.75% Exchangeable Senior Notes due 2026	862,500	862,500
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due February 2027	200,000	200,000
Unsecured term loan due June 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	330,159	330,320
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	417,043	417,246
4.40% Senior Notes due 2029	750,000	750,000
5.10% Senior Notes, Series J due 2029 (2)	451,797	452,017
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	208,522	208,623
5.625% Senior Notes due 2034	500,000	500,000
5.00% Senior Notes due 2035	550,000	550,000
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	21,413
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	3,156,187	3,167,886
Total	12,793,021	13,618,802
Deferred financing costs, net	(86,309)	(92,365)
Unamortized fair value adjustment	9,589	11,587
Unamortized discounts	(14,626)	(15,473)
Senior notes payable and other debt	$12,701,675	$13,522,551
______________________________
(1)As of March 31, 2025, we had no Canadian Dollar or British Pound borrowings outstanding. As of December 31, 2024, we had aggregate Canadian Dollar and British Pound borrowings of C$2.0 million ($1.4 million) and £4.0 million ($5.0 million) outstanding, respectively.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of March 31, 2025, we had a $2.75 billion unsecured revolving credit facility priced at the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (“SOFR”) plus 0.10% (“Adjusted SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each.

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

As of March 31, 2025, we had $2.75 billion of undrawn capacity under our unsecured revolving credit facility with no borrowings outstanding and an additional $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

In April 2025, we entered into an amendment to our unsecured revolving credit facility that increased its borrowing capacity from $2.75 billion to $3.5 billion. Under the amendment, borrowings under the unsecured revolving credit facility are initially priced at SOFR plus 0.775%, which is subject to adjustment based on the Company’s debt ratings. As amended, the unsecured revolving credit facility includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $4.5 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of March 31, 2025, we had $243.0 million in borrowings outstanding under our commercial paper program.

Ventas Realty has a $500.0 million unsecured term loan initially priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas. It matures in June 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Ventas Realty has a $200.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of March 31, 2025, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $17.4 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. As of March 31, 2025, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62%, inclusive of the impact of the amortization of issuance costs. During the three months ended March 31, 2025, we recognized $8.1 million of contractual interest expense and amortization of issuance costs of $1.7 million related to the Exchangeable Notes. Unamortized issuance costs of $8.5 million as of March 31, 2025 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets.

The Exchangeable Notes are exchangeable at an initial exchange rate of 18.2460 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $54.81 per share of common stock). The initial exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Effective March 2025, as a result of a $0.48 per share quarterly dividend paid in April 2025, the exchange rate was increased to 18.2545 shares of our common stock per $1,000 of principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $54.78 per share of common stock). Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver (or cause to be delivered), as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Ventas Realty’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Prior to the close of business on the business day immediately preceding March 1, 2026, the Exchangeable Notes will be exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture governing the Exchangeable Notes. On or after March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

We have evaluated and concluded that the exchange options embedded in our exchangeable senior notes are eligible for the entity’s own equity scope exception from ASC 815 and therefore do not need to be bifurcated. Accordingly, we record our exchangeable senior notes as liabilities (included in Senior notes payable and other debt on our Consolidated Balance Sheets).

Senior Notes

In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and aggregate principal amount of 3.50% Senior Notes due 2025, respectively, at maturity and using cash on hand and borrowings through our commercial paper program.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of March 31, 2025, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes	Scheduled Periodic Amortization	Total Maturities
2025	$662,545	$—	$35,956	$698,501
2026	2,049,712	—	42,957	2,092,669
2027	1,560,459	—	43,213	1,603,672
2028	1,210,288	243,000	36,426	1,489,714
2029	1,873,766	—	30,245	1,904,011
Thereafter	4,905,985	—	98,469	5,004,454
Total maturities	$12,262,755	$243,000	$287,266	$12,793,021

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

Periodically, we enter into interest rate derivatives, such as treasury locks, to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized over the life of the related debt and recorded in Interest expense in our Consolidated Statements of Income.

As of March 31, 2025, our variable rate debt obligations of $1.4 billion reflect, in part, the effect of $141.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2025, our fixed rate debt obligations of $11.4 billion reflect, in part, the effect of $126.2 million and C$607.1 million ($422.0 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2025 Activity

For the three months ended March 31, 2025 and in April 2025, we entered into an aggregate $150.0 million notional amounts of treasury locks and a $50.0 million treasury lock, respectively, to hedge interest rate risk on future debt issuances. The aggregate $200.0 million notional amounts of treasury locks have a blended rate of 4.2%.

During the three months ended March 31, 2025, approximately $1.5 million of realized gain primarily relating to our interest rate swaps was reclassified into Interest expense in our Consolidated Statements of Income. Approximately $0.1 million of unrealized gains, which are included in Accumulated other comprehensive income as of March 31, 2025, are expected to be reclassified into earnings within the next 12 months.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$182,335	$182,335	$897,850	$897,850
Escrow deposits and restricted cash (1)	63,628	63,628	59,383	59,383
Stock warrants (3)(4)(5)	32,652	32,652	40,192	40,192
Secured loans receivable and investments, net (3)(4)	145,184	146,113	144,872	146,229
Non-mortgage loans receivable, net (3)(4)(5)	25,642	25,276	28,129	27,640
Derivative instruments (3)(5)	8,183	8,183	12,908	12,908
Liabilities:
Senior notes payable and other debt, gross (3)(4)	$12,793,021	$12,799,116	$13,618,802	$13,411,066
Derivative instruments (3)(6)	8,205	8,205	5,887	5,887
Temporary Equity:
Redeemable OP Units (2)	$233,608	$233,608	$200,420	$200,420
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

During the three months ended March 31, 2025, we recognized unrealized gain of $5.7 million relating to the change in fair value of stock warrants, which is included in Other (expense) income on our Consolidated Statements of Income.

There has been no transfer into or out of Level 3 financial instruments during the periods presented.

Substantially all of our derivative instruments consist of interest rate swaps. Their fair value is based on Level 2 inputs.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

From time to time, on behalf of ourselves or on behalf of our unconsolidated entities, we have agreed, and may in the future agree, to provide guarantees, indemnities or other similar contingent obligations to third parties. Such agreements may include, without limitation: (i) guarantees of all or a portion of the principal, interest and other amounts due under mortgage debt or other borrowings, (ii) customary nonrecourse carve-out guarantees provided in connection with mortgage or other borrowings, (iii) customary indemnifications of lenders for potential environmental liabilities, (iv) completion guarantees provided to lenders, tenants, ground lessors or other third parties for the completion of development and redevelopment projects, (v) guarantees of payment of contingent tax obligations to tax credit investors who have purchased historic, new market and other tax credits from us or our unconsolidated entities, (vi) guarantees of ground rent and other payment of ground rent and other obligations to ground lessors and (vii) indemnities and other guarantees required in connection with the procurement of performance and surety bonds and standby letters of credit.

As of March 31, 2025, no triggering events relating to our guarantees, indemnities or similar contingent obligations have occurred. Accordingly, no contingent liability is recorded in our Consolidated Balance Sheets.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the three months ended March 31, 2025, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended March 31, 2025 and 2024 was a benefit of $10.6 million and $3.0 million, respectively. The income tax benefit for the three months ended March 31, 2025 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities. The income tax benefit for the three months ended March 31, 2024 was primarily due to losses in certain of our TRS entities.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $9.5 million and $8.2 million as of March 31, 2025 and December 31, 2024, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $1.8 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively, and related primarily to loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2021 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2020 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2021 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2023.

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

In September 2024, we entered into an ATM Sales Agreement providing for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock (the “2024 ATM Program”). The 2024 ATM Program allows us to enter into forward sales agreements, as discussed below. As of March 31, 2025, the remaining amount available under our 2024 ATM Program for future sales of common stock was $528.5 million.

During the three months ended March 31, 2025, we entered into equity forward sales agreements for 14.1 million shares of our common stock for gross proceeds of $949.2 million, representing an average price of $67.28 per share. During the three months ended March 31, 2025, we settled 13.5 million shares of common stock under outstanding equity forward sales agreements for net cash proceeds of $876.7 million. As of March 31, 2025, we maintained unsettled equity forward sales agreements for 4.0 million shares of common stock or approximately $266.4 million in gross proceeds with varying maturities through September 2026.

In April 2025, we entered into additional equity forward sales agreements under our 2024 ATM Program for 2.4 million shares of common stock or approximately $163.0 million in gross proceeds with maturity through September 2026.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
By utilizing an equity forward sales agreement, we can secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. Equity forward sales agreements generally have a maturity of one to two years. At any time during the term of an equity forward sales agreement, we may settle that equity forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding equity forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant equity forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the equity forward sales agreement, and certain fixed price reductions for expected dividends on our common stock during the term of the equity forward sales agreement. Our unsettled equity forward sales agreements are accounted for as equity instruments. Refer to “Note 15 – Earnings Per Share.”

Accumulated Other Comprehensive Loss

The following is a summary of our Accumulated other comprehensive loss (dollars in thousands):

	As of March 31, 2025	As of December 31, 2024
Foreign currency translation loss	$(26,574)	$(34,341)
Unrealized loss on available for sale securities	(1,643)	(2,118)
Unrealized (loss) gain on derivative instruments	(3,853)	2,933
Total Accumulated other comprehensive loss	$(32,070)	$(33,526)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net income (loss)	48,356	(12,540)
Net income attributable to noncontrolling interests	1,488	1,772
Net income (loss) attributable to common stockholders	$46,868	$(14,312)
Denominator:
Denominator for basic earnings per share—weighted average shares	439,931	403,365
Effect of dilutive securities:
Restricted stock awards	506	416
OP unitholder interests	3,401	3,446
Exchangeable Notes	2,221	—
Equity forward sales agreements	365	—
Denominator for diluted earnings per share—adjusted weighted average shares	446,424	407,227
Basic earnings per share:
Net income (loss)	$0.11	$(0.03)
Net income (loss) attributable to common stockholders	0.11	(0.04)
Diluted earnings per share: (1)
Net income (loss)	$0.11	$(0.03)
Net income (loss) attributable to common stockholders	0.10	(0.04)
______________________________
(1)     Potential common shares are not included in the computation of diluted earnings per share when a net loss exists as the effect would be an antidilutive per share amount.

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the three months ended March 31, 2025 is used as the basis for determining the dilutive effect on earnings per share. The Exchangeable Notes were not included in the computation of diluted earnings per share for the three months ended March 31, 2024 as they were antidilutive.

Our unsettled equity forward sales agreements do not impact basic earnings per share. We apply the treasury stock method to our unsettled equity forward sales agreements to determine their dilutive effect, if any. See “Note 14 – Stockholders' Equity.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16—SEGMENT INFORMATION

As of March 31, 2025, we operated through three reportable business segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease these properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable. Total assets by reportable business segment is not disclosed as the chief operating decision maker (“CODM”) does not review such information to evaluate business performance and allocate resources.

Our CODM is the Chief Executive Officer of the Company. Our CODM evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, based on NOI for each segment. Our CODM uses NOI to assess the performance of each segment and to allocate resources (including employees and financial or capital resources) primarily during the quarterly or annual business review and annual budget and forecasting process. We define NOI as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses.

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property-specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary information by reportable business segment is as follows (dollars in thousands):

	For the Three Months Ended March 31, 2025
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$221,319	$156,113	$—	$377,432
Resident fees and services	968,904	—	—	—	968,904
Third-party capital management revenues	—	680	—	3,656	4,336
Income from loans and investments	—	—	—	4,324	4,324
Interest and other income	—	—	—	3,078	3,078
Total revenues	$968,904	$221,999	$156,113	$11,058	$1,358,074

Total revenues	$968,904	$221,999	$156,113	$11,058	$1,358,074
Less:
Interest and other income	—	—	—	3,078	3,078
Labor (1)	392,624	—	—	—	392,624
Management fees	50,611	—	—	—	50,611
Other segment expenses (2)	261,165	75,957	3,527	—	340,649
Property-level operating expenses	704,400	75,957	3,527	—	783,884
Third-party capital management expenses	—	—	—	1,825	1,825
NOI	$264,504	$146,042	$152,586	$6,155	569,287
Interest and other income					3,078
Interest expense					(149,356)
Depreciation and amortization					(321,525)
General, administrative and professional fees					(53,149)
Transaction, transition and restructuring costs					(5,982)
Other expense					(1,412)
Loss from unconsolidated entities					(3,311)
Gain on real estate dispositions					169
Income tax benefit					10,557
Net income					48,356
Net income attributable to noncontrolling interests					1,488
Net income attributable to common stockholders					$46,868
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended March 31, 2024
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$218,877	$155,368	$—	$374,245
Resident fees and services	813,304	—	—	—	813,304
Third-party capital management revenues	—	631	—	3,665	4,296
Income from loans and investments	—	—	—	1,289	1,289
Interest and other income	—	—	—	6,780	6,780
Total revenues	$813,304	$219,508	$155,368	$11,734	$1,199,914

Total revenues	$813,304	$219,508	$155,368	$11,734	$1,199,914
Less:
Interest and other income	—	—	—	6,780	6,780
Labor (1)	344,706	—	—	—	344,706
Management fees	42,066	—	—	—	42,066
Other segment expenses (2)	223,049	73,938	3,738	—	300,725
Property-level operating expenses	609,821	73,938	3,738	—	687,497
Third-party capital management expenses	—	—	—	1,753	1,753
NOI	$203,483	$145,570	$151,630	$3,201	503,884
Interest and other income					6,780
Interest expense					(149,933)
Depreciation and amortization					(300,255)
General, administrative and professional fees					(48,737)
Loss on extinguishment of debt, net					(252)
Transaction, transition and restructuring costs					(4,677)
Recovery of allowance on loans receivable and investments, net					68
Shareholder relations matters					(15,714)
Other income					1,334
Loss from unconsolidated entities					(8,383)
Gain on real estate dispositions					341
Income tax benefit					3,004
Net loss					(12,540)
Net income attributable to noncontrolling interests					1,772
Net loss attributable to common stockholders					$(14,312)
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

Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. We urge you to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below and in our filings with the Securities and Exchange Commission, such as in the sections titled “Cautionary Statements — Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our subsequent Quarterly Reports on Form 10-Q.

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) our exposure and the exposure of our managers, tenants and borrowers to complex and evolving governmental policy, laws and regulations, including relating to healthcare, data privacy, cybersecurity and environmental matters, the impact of such policies, laws and regulations on our and our managers’, tenants’ international trade and borrowers’ business and the challenges and expense associated with complying with such policies, laws and regulations; (b) the impact of market, macroeconomic, general economic conditions and fiscal policy on us, our managers, tenants and borrowers and in areas in which our properties are geographically concentrated, including changes in or elevated inflation, interest rates and exchange rates, labor market dynamics and rises in unemployment, tightening of lending standards and reduced availability of credit or capital, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets and public and private capital markets; (c) the potential for significant general and commercial claims, legal actions, investigations, regulatory proceedings and enforcement actions that could subject us or our managers, tenants or borrowers to increased operating costs, uninsured liabilities, including fines and other penalties, reputational harm or significant operational limitations, including the loss or suspension of or moratoriums on accreditations, licenses or certificates of need, suspension of or nonpayment for new admissions, denial of reimbursement, suspension, decertification or exclusion from federal, state or foreign healthcare programs or the closure of facilities or communities; (d) our reliance on third-party managers and tenants to operate or exert substantial control over properties they manage for, or rent from, us, which limits our control and influence over such properties, their operations and their performance; (e) our reliance and the reliance of our managers, tenants and borrowers on the financial, credit and capital markets and the risk that those markets may be disrupted or become constrained; (f) our ability, and the ability of our managers, tenants and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate, including their ability to respond to the impact of the U.S. political environment on government funding and reimbursement programs, and the financial condition or business prospect of our managers, tenants and borrowers; (g) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our completed or anticipated acquisitions and investments; (h) the risk of bankruptcy, inability to obtain benefits from governmental programs, insolvency or financial deterioration of our managers, tenants, borrowers and other obligors which may, among other things, have an adverse impact on the ability of such parties to make payments or meet their other obligations to us, which could have an adverse impact on our results of operations and financial condition; (i) the risk that the borrowers under our loans or other investments default or that, to the extent we are able to foreclose or otherwise acquire the collateral securing our loans or other investments, we will be required to incur additional expense or indebtedness in connection therewith, that the assets will underperform expectations or that we may not be able to subsequently dispose of all or part of such assets on favorable terms; (j) our current and future amount of outstanding indebtedness, and our ability to access capital and to incur additional debt which is subject to our compliance with covenants in instruments governing our and our subsidiaries’ existing indebtedness; (k) risks related to the recognition of reserves, allowances, credit losses or impairment charges which are inherently uncertain and may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets, which could have an adverse impact on our results of operations and financial condition; (l) the risk that our management agreements or leases are not renewed or are renewed on less favorable terms, that our managers or tenants default under those agreements or that we are unable to replace managers or tenants on a timely basis or on favorable terms, if at all; (m) our ability to identify and consummate future investments in, or dispositions of, healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests, including our ability to dispose of such assets on favorable terms as a result of rights of first offer or rights of first refusal in favor of third parties; (n) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising or elevated interest rates, labor conditions and supply chain pressures, and risks related to increased construction and development in markets in which our properties are located, including adverse effect on our future occupancy rates; (o) our ability to attract and retain talented employees; (p) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply with such requirements; (q) the ownership limits contained in our certificate of incorporation with respect to our capital stock in order to preserve our qualification as a REIT, which may delay, defer or prevent a change of control of our company; (r) increases in our borrowing costs as a result of becoming more leveraged, including in connection with acquisitions or other investment activity and rising or elevated interest rates; (s) our exposure to various operational risks, liabilities and claims from our operating assets; (t) our dependency on a limited number of managers and tenants for a significant portion of our revenues and operating income; (u) our exposure to particular risks due to our specific asset classes and operating markets, such as adverse changes affecting our specific asset classes and the healthcare real estate sector, the competitiveness or financial viability of hospitals on or near the campuses where our outpatient medical buildings are located, our relationships with universities, the level of expense and uncertainty of our research tenants, and the limitation of our uses of some properties we own that are subject to ground lease, air rights or other restrictive agreements; (v) our ability to maintain a positive reputation for quality and service with our key stakeholders; (w) the availability, adequacy and pricing of insurance coverage provided by our policies and policies maintained by our managers, tenants, borrowers or other counterparties; (x) the risk of exposure to unknown liabilities from our investments in properties or businesses; (y) the occurrence of cybersecurity threats and incidents that could disrupt our or our managers’, tenants’ or borrower’s operations, result in the loss of confidential or personal information or damage our business relationships and reputation; (z) the failure to maintain effective internal controls, which could harm our business, results of operations and financial condition; (aa) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our managers, tenants or borrowers; (bb) disruptions to the management and operations of our business and the uncertainties caused by activist investors; (cc) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change; (dd) the risk of potential dilution resulting from future sales or issuances of our equity securities; and (ee) the other factors set forth in our periodic filings with the Securities and Exchange Commission.

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

Company Overview

Ventas, Inc. is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of March 31, 2025, we owned or had investments in 1,406 properties consisting of 1,372 properties in our reportable business segments (“Segment Properties”) and 34 properties held by unconsolidated real estate entities in our non-segment operations. Our Company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally are not required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of technical requirements, which impact how we invest in, operate and manage our assets.

We operate through three reportable business segments: senior housing operating portfolio, which we refer to as “SHOP,” outpatient medical and research portfolio, which we refer to as “OM&R,” and triple-net leased properties, which we refer to as “NNN.” We also hold assets outside of our reportable business segments, which we refer to as non-segment assets, and which consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable as well as investments in unconsolidated entities. Non-segment assets include other assets such as our warrants for shares of Brookdale Senior Living, Inc. (together with its subsidiaries, “Brookdale”) and of a parent company of Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”). Our investments in unconsolidated entities include investments made through our third-party institutional private capital management platform, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). Our investments in unconsolidated entities also includes investments in operating entities, such as Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Atria Senior Living, Inc. (together with its subsidiaries, “Atria”).

Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments based on net operating income (“NOI”) for each segment. See our Consolidated Financial Statements and the related notes, including “Note 16 – Segment Information,” included in Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes information for our portfolio for the three months ended March 31, 2025 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$264,504	46.5%	654
Outpatient medical and research portfolio (OM&R)	146,043	25.7%	426
Triple-net leased properties (NNN)	152,586	26.8%	292
Non-segment (2)	6,155	1.1%	n/a
	$569,287	100%	1,372
______________________________
(1)    “NOI” is defined as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation of Net income (loss) attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), to NOI.

(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments.
n/a—not applicable

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

The performance and growth of our business will also depend on the broader macroeconomic environment, including consumer sentiment, interest rates, inflation and GDP growth.

See “Risk Factors” in Part I, Item 1A of the 2024 Annual Report for additional discussion of risks affecting our business.

2025 Highlights

Investments and Dispositions

•During the three months ended March 31, 2025, we acquired 17 senior housing communities reported within our SHOP segment for an aggregate purchase price of $770.0 million.

•During the three months ended March 31, 2025, we sold one senior housing community, in our SHOP segment for aggregate consideration of $3.3 million and recognized no gain on real estate disposition.

•In April 2025, we acquired three senior housing communities reported within our SHOP segment for an aggregate purchase price of $104.5 million.

Liquidity and Capital

•As of March 31, 2025, we had $2.9 billion in liquidity, including $2.75 billion availability under our unsecured revolving credit facility, $182.3 million of cash and cash equivalents on hand, $263.1 million of unsettled equity forward sales agreements, partially offset by $243.0 million in borrowings outstanding under our commercial paper program.

•In April 2025, we amended our unsecured revolving credit facility to, among other things, increase our borrowing capacity from $2.75 billion to $3.5 billion.

Senior Notes

•In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and aggregate principal amount of 3.50% Senior Notes due 2025, respectively, at maturity and using cash on hand and borrowings through our commercial paper program.

Derivatives and Hedging

•For the three months ended March 31, 2025 and in April 2025, we entered into an aggregate $150.0 million notional amounts of treasury locks and a $50.0 million treasury lock, respectively, to hedge interest rate risk on future debt issuances. The aggregate $200.0 million notional amounts of treasury locks have a blended rate of 4.2%.

Equity

•Year to date through April 30, 2025, the Company entered into equity forward sales agreements under our 2024 ATM Program for gross proceeds of approximately $1.1 billion for 16.5 million shares of common stock, of which approximately $0.4 billion remained outstanding as of April 30, 2025.

•As of March 31, 2025, the remaining amount available under our 2024 ATM Program for future sales of common stock was $528.5 million.

Other Items

•In April 2025, the Ventas Fund acquired a 100% leased outpatient medical and surgical center located in San Francisco, California for $25.3 million.

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

Our 2024 Annual Report contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2025.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-09 and expect to have additional disclosures in our Form 10-K for the year ended December 31, 2025.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rule would be effective for annual reporting periods beginning in fiscal year 2025. In April 2024, the SEC exercised its discretion to stay this rule and subsequently, in March 2025, the SEC voted to end its defense of the rule against certain legal challenges. We are monitoring the ongoing judicial review of these legal challenges to determine the impact, if any, of the rule on our Consolidated Financial Statements.

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). ASU 2024-03 requires PBEs to include footnote disclosure that disaggregates, in a tabular presentation, each relevant expense caption on the face of the income statement that includes certain natural expenses relevant to the Company, such as (i) employee compensation, (ii) depreciation and (iii) intangible asset amortization. The tabular disclosure must also include certain other expenses, when applicable. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. We are evaluating the impact of adopting ASU 2024-03 on our Consolidated Financial Statements.

Results of Operations

As of March 31, 2025, we operated through three reportable business segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers throughout the United States. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities throughout the United States and the United Kingdom and lease these properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable.

Our CODM is the Chief Executive Officer of the Company. Our CODM evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, based on NOI for each segment. For further information regarding our reportable business segments and a discussion of our definition of NOI, see “Note 16 – Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Three Months Ended March 31, 2025 and 2024

The table below shows our results of operations for the three months ended March 31, 2025 and 2024 and the effect of changes in those results from period to period on our Net income (loss) attributable to common stockholders (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to Net Income
	2025	2024	$	%
NOI:
SHOP	$264,504	$203,483	$61,021	30.0%
OM&R	146,042	145,570	472	0.3
NNN	152,586	151,630	956	0.6
Non-segment	6,155	3,201	2,954	92.3
Total NOI	569,287	503,884	65,403	13.0
Interest and other income	3,078	6,780	(3,702)	(54.6)
Interest expense	(149,356)	(149,933)	577	0.4
Depreciation and amortization	(321,525)	(300,255)	(21,270)	(7.1)
General, administrative and professional fees	(53,149)	(48,737)	(4,412)	(9.1)
Loss on extinguishment of debt, net	—	(252)	252	100.0
Transaction, transition and restructuring costs	(5,982)	(4,677)	(1,305)	(27.9)
Recovery of allowance on loans receivable and investments, net	—	68	(68)	(100.0)
Shareholder relations matters	—	(15,714)	15,714	100.0
Other (expense) income	(1,412)	1,334	(2,746)	nm
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	40,941	(7,502)	48,443	nm
Loss from unconsolidated entities	(3,311)	(8,383)	5,072	60.5
Gain on real estate dispositions	169	341	(172)	(50.4)
Income tax benefit	10,557	3,004	7,553	nm
Income (loss) from continuing operations	48,356	(12,540)	60,896	nm
Net income (loss)	48,356	(12,540)	60,896	nm
Net income attributable to noncontrolling interests	1,488	1,772	(284)	(16.0)
Net income (loss) attributable to common stockholders	$46,868	$(14,312)	$61,180	nm
______________________________
nm - not meaningful

NOI—SHOP Segment

The following table summarizes results of operations in our SHOP segment as of March 31, 2025 (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—SHOP:
Resident fees and services	$968,904	$813,304	$155,600	19.1%
Less: Property-level operating expenses	(704,400)	(609,821)	(94,579)	(15.5)
NOI	$264,504	$203,483	$61,021	30.0

	Segment Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room for the Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Total communities	654	581	86.0%	82.7%	$5,134	$4,935

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

The increase in our SHOP segment NOI for the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by revenue growth due to increase in occupancy, revenue per occupied room and property acquisitions, partially offset by higher property-level operating expenses due to more assets and higher occupancy.

The following table compares results of operations for our 527 Same-Store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding Same-Store NOI for each of our reportable business segments.

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—SHOP:
Resident fees and services	$801,220	$746,285	$54,935	7.4%
Less: Property-level operating expenses	(580,687)	(552,116)	(28,571)	(5.2)
NOI	$220,533	$194,169	$26,364	13.6

	Segment Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room for the Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Same-Store communities	527	527	87.0%	84.1%	$5,079	$4,892

The increase in our Same-Store SHOP segment NOI for the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by higher average occupancy and revenue per occupied room, partially offset by higher property-level operating expenses due to higher occupancy.

NOI—OM&R Segment

The following table summarizes results of operations in our OM&R segment as of March 31, 2025 (dollars in thousands). For properties in our OM&R segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—OM&R:
Rental income	$221,319	$218,877	$2,442	1.1%
Third-party capital management revenues	680	631	49	7.8
Total revenues	221,999	219,508	2,491	1.1
Less:
Property-level operating expenses	(75,957)	(73,938)	(2,019)	(2.7)
NOI	$146,042	$145,570	$472	0.3

	Segment Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Total OM&R	426	429	88.1%	87.9%	$38	$37

The $0.5 million increase in our OM&R segment NOI for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to higher occupancy driven by new leasing activity and high tenant retention, as well as higher renewal rates, partially offset by higher property-level operating expenses.

The following table compares results of operations for our 416 Same-Store OM&R properties (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—OM&R:
Rental income	$210,024	$205,164	$4,860	2.4%
Less: Property-level operating expenses	(69,875)	(67,376)	(2,499)	(3.7)
NOI	$140,149	$137,788	$2,361	1.7

	Segment Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Same-Store OM&R	416	416	89.7%	89.4%	$38	$37

The $2.4 million increase in our Same-Store OM&R segment NOI for the three months ended March 31, 2025 compared to the same period in 2024 is primarily due to higher occupancy driven by new leasing activity and high tenant retention, as well as higher renewal rates, partially offset by higher property-level operating expenses.

NOI—NNN Segment

The following table summarizes results of operations in our 292 NNN segment properties as of March 31, 2025 (dollars in thousands):

	For the Three Months Ended March 31,		Increase to NOI
	2025	2024	$	%
NOI—NNN:
Rental income	$156,113	$155,368	$745	0.5%
Less: Property-level operating expenses	(3,527)	(3,738)	211	5.6
NOI	$152,586	$151,630	$956	0.6

In our NNN segment, our revenues generally consist of fixed rental amounts (subject to contractual escalations) received from our tenants in accordance with the applicable lease terms. We report revenues and property-level operating expenses within our NNN segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants.

The $1.0 million increase in our NNN segment NOI for the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by a $4.7 million increase from acquisitions, a $2.6 million net increase in contractual rent escalators, partially offset by a $3.8 million decrease in rental income from senior housing communities that converted to our SHOP segment and a $2.2 million decrease from dispositions.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our NNN segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the trailing 12 months ended December 31, 2024 and 2023 related to the triple-net leased properties we owned at March 31, 2025 and 2024, respectively. The table excludes non-stabilized properties, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at March 31, 2025	Average Occupancy for the 12 Months Ended December 31, 2024	Number of Properties Owned at March 31, 2024	Average Occupancy for the 12 Months Ended December 31, 2023
Senior housing communities	190	78.9%	210	77.8%
SNFs	18	84.6	16	83.5
IRFs and LTACs	34	54.6	36	53.4

The following table compares results of operations for our 264 Same-Store NNN properties (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—NNN:
Rental income	$140,387	$137,823	$2,564	1.9%
Less: Property-level operating expenses	(3,447)	(3,267)	(180)	(5.5)
NOI	$136,940	$134,556	$2,384	1.8

The increase in our Same-Store NNN segment rental income for the three months ended March 31, 2025 compared to the same period in 2024 was attributable primarily to a net increase in contractual rent escalators.

NOI—Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. The $3.0 million increase in non-segment NOI for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to interest income from a new secured debt financing investment made in September 2024.

Corporate Results

Interest and other income

The $3.7 million decrease in interest and other income for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a decrease in overall Cash and cash equivalents invested in short-term money market funds.

Interest expense

The $0.6 million decrease in Interest expense, net of capitalized interest, for the three months ended March 31, 2025 compared to the same period in 2024 was driven primarily by a reduction in overall debt balance, partially offset by higher rates. Our weighted average debt outstanding was $13.16 billion and $13.55 billion for the three months ended March 31, 2025 and 2024, respectively. Our weighted average effective interest rate was 4.47% and 4.32% for the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization

The $21.3 million increase in Depreciation and amortization expense for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a $36.2 million increase in Depreciation and amortization related to properties acquired after the first quarter of 2024 and a $15.2 million increase in impairments, partially offset by a $27.8 million decrease in amortization related to intangible assets that were fully amortized.

General, administrative and professional fees

The $4.4 million increase in General, administrative and professional fees for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to our expanded employee base consistent with enterprise growth and inflationary increases.

Loss on extinguishment of debt, net

Loss on extinguishment of debt, net for the three months ended March 31, 2024 was primarily related to the repayment of an unsecured term loan facility in the first quarter of 2024. Loss on extinguishment of debt, net for the three months ended March 31, 2025 was insignificant.

Transaction, transition and restructuring costs

The $1.3 million increase in Transaction, transition and restructuring costs for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to higher transition costs incurred from increased business model conversions in 2025, partially offset by lower transaction and restructuring costs in 2025.

Recovery of allowance on loans receivable and investments, net

Recovery of allowance on loans receivable and investments, net for the three months ended March 31, 2025 compared to the same period in 2024 was relatively consistent.

Shareholder relations matters

Shareholder relations matters of $15.7 million for the three months ended March 31, 2024 related to proxy advisory costs related to our response to a proxy campaign associated with the Company’s 2024 annual meeting of stockholders. There were no such costs incurred for the three months ended March 31, 2025.

Other (expense) income

Other expense includes the changes in fair value of stock warrants, net expenses or recoveries related to significant disruptive events and other expenses or income. The $2.7 million decrease in Other (expense) income for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a $3.6 million decrease in the change in the fair value of stock warrants, partially offset by a $2.2 million gain on the exercise of Brookdale Warrants and sale of underlying Brookdale Common Stock in 2025. For the three months ended March 31, 2025 and 2024, we recognized unrealized gain of $5.7 million and $9.3 million, respectively, relating to the change in fair value of stock warrants.

Loss from unconsolidated entities

The $5.1 million decrease in Loss from unconsolidated entities for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to improved performance from our unconsolidated entities.

Gain on real estate dispositions

Gain on real estate dispositions for the three months ended March 31, 2025 compared to the same period in 2024 was relatively consistent.

Income tax benefit

The $10.6 million Income tax benefit for the three months ended March 31, 2025 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities. The $3.0 million Income tax benefit for the three months ended March 31, 2024 was primarily due to losses in certain of our TRS entities.

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

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate property, including gain (or loss) on re-measurement of equity method investments and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests. Adjustments for unconsolidated entities and noncontrolling interests will be calculated to reflect FFO on the same basis. We define Normalized FFO as Nareit FFO excluding the following income and expense items, without duplication: (a) gains and losses on derivatives, net and changes in the fair value of financial instruments; (b) the non-cash impact of income tax benefits or expenses; (c) gains and losses on extinguishment of debt, net including the write-off of unamortized deferred financing fees or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) transaction, transition and restructuring costs; (e) amortization of other intangibles; (f) the non-cash impact of changes to our executive equity compensation plan; (g) net expenses or recoveries related to significant disruptive events; (h) the impact of expenses related to asset impairment and valuation allowances; (i) the financial impact of contingent consideration; (j) gains and losses on non-real estate dispositions and other normalizing items related to noncontrolling interests and unconsolidated entities; and (k) other items set forth in the Normalized FFO reconciliation included herein.

The following table summarizes our FFO and Normalized FFO for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$46,868	$(14,312)
Adjustments:
Depreciation and amortization on real estate assets	320,198	299,614
Depreciation on real estate assets related to noncontrolling interests	(4,171)	(3,871)
Depreciation on real estate assets related to unconsolidated entities	15,995	11,805
Gain on real estate dispositions	(169)	(341)
Gain on real estate dispositions related to noncontrolling interests	—	9
Loss on real estate dispositions related to unconsolidated entities	38	—
Nareit FFO attributable to common stockholders	378,759	292,904
Adjustments:
Gain on derivatives, net	(8,384)	(9,339)
Non-cash impact of income tax benefit	(13,781)	(4,696)
Loss on extinguishment of debt, net	—	252
Transaction, transition and restructuring costs	5,982	4,677
Amortization of other intangibles	121	96
Non-cash impact of changes to executive equity compensation plan	9,471	7,561
Significant disruptive events, net	4,066	1,160
Recovery of allowance on loans receivable and investments, net	—	(68)
Normalizing items related to noncontrolling interests and unconsolidated entities, net	488	5,955
Other normalizing items, net (1)	—	18,071
Normalized FFO attributable to common stockholders	$376,722	$316,573
______________________________
(1)    For the three months ended March 31, 2024, primarily related to shareholder relations matters and certain legal matters.

NOI

We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses. In order to facilitate a clear understanding of our historical consolidated operating results, NOI should be examined in conjunction with Net income (loss) attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$46,868	$(14,312)
Adjustments:
Interest and other income	(3,078)	(6,780)
Interest expense	149,356	149,933
Depreciation and amortization	321,525	300,255
General, administrative and professional fees	53,149	48,737
Loss on extinguishment of debt, net	—	252
Transaction, transition and restructuring costs	5,982	4,677
Recovery of allowance on loans receivable and investments, net	—	(68)
Shareholder relations matters	—	15,714
Other expense (income)	1,412	(1,334)
Net income attributable to noncontrolling interests	1,488	1,772
Loss from unconsolidated entities	3,311	8,383
Gain on real estate dispositions	(169)	(341)
Income tax benefit	(10,557)	(3,004)
NOI	$569,287	$503,884

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

Concentration Risk

We use concentration ratios to identify, understand and evaluate the potential impact of economic downturns and other adverse events that may affect our asset types, geographic locations, business models, and managers, tenants and borrowers. We evaluate concentration risk in terms of investment mix and operations mix. Investment mix measures the percentage of our investments that is concentrated in a specific asset type or that is operated or managed by a particular manager, tenant or borrower. Operations mix measures the percentage of our operating results that is attributed to a particular manager, tenant or borrower, geographic location or business model. See “Note 3 – Concentration of Credit Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure on the concentration of our credit risk.

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of March 31, 2025	As of December 31, 2024
Investment mix by asset type (1):
Senior housing communities	68.4%	67.3%
Outpatient medical buildings	19.3	19.7
Research centers	5.2	5.3
Other healthcare facilities	4.4	4.5
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	2.0	2.0
Skilled nursing facilities (“SNFs”)	0.7	1.2
Total	100.0%	100.0%
Investment mix by manager and tenant (1):
Atria	20.6%	21.0%
Sunrise	9.8	9.9
Lillibridge	9.7	9.8
Brookdale	6.5	6.6
Le Groupe Maurice	6.3	6.4
Wexford	4.9	5.1
Ardent	4.8	4.9
Kindred	1.3	1.3
All other	36.1	35.0
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale, development properties not yet operational and land parcels) as of each reporting date.

	For the Three Months Ended March 31,
	2025	2024
Operations mix by manager and tenant and business model:
Total Revenues:
SHOP	71.3%	67.8%
Brookdale (1)(2)	3.0	3.1
Kindred	2.7	2.8
Ardent (3)	2.6	2.8
All others	20.4	23.5
Total	100.0%	100.0%
Net operating income (“NOI”):
SHOP	46.5%	40.4%
Brookdale (1)(2)	7.0	7.4
Kindred	6.3	6.6
Ardent (3)	6.1	6.7
All others	34.1	38.9
Total	100.0%	100.0%
Operations mix by geographic location:
Total Revenues:
California	12.9%	13.4%
Texas	7.2	6.3
New York	6.9	7.2
Quebec, Canada	5.3	5.9
Pennsylvania	4.7	5.2
All others	63.0	62.0
Total	100.0%	100.0%
______________________________
(1)Excludes nine senior housing communities which are included in our SHOP segment.
(2)2025 and 2024 include $6.6 million and $10.7 million, respectively, of amortization of up-front consideration received in 2020 from a revised master lease agreement with Brookdale.
(3)Excludes 19 outpatient medical buildings leased in whole or in part to Ardent, which are included in “All others.”

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have an adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have an adverse effect on us. During the three months ended March 31, 2025, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

Tenant Lease Expirations
The following table summarizes our lease expirations in our OM&R and NNN segments, excluding real estate assets classified as held for sale, over the next 10 years and thereafter, assuming that none of the tenants exercise any of their renewal or purchase options, as of March 31, 2025 (dollars and square feet in thousands):

	Expiration Year
	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Thereafter
OM&R:
Square Feet	1,811	2,496	2,951	2,483	2,615	1,917	1,534	1,610	1,166	2,331	1,707
OM&R Annualized Base Rent (1)	$54,105	$67,545	$86,619	$69,150	$72,743	$52,804	$32,703	$45,375	$35,304	$59,480	$48,180
% of Total OM&R Annualized Base Rent	9%	11%	14%	11%	12%	8%	5%	7%	6%	10%	8%

NNN:
Segment Properties	82	31	6	16	18	27	2	7	8	5	81
NNN Annualized Base Rent (1)(2)	$86,631	$42,772	$10,515	$45,702	$11,799	$106,888	$2,096	$6,065	$3,932	$16,345	$207,246
% of Total NNN Annualized Base Rent	16%	8%	2%	8%	2%	20%	—%	1%	1%	3%	39%

Total OM&R and NNN Annualized Base Rent	$140,736	$110,317	$97,134	$114,852	$84,542	$159,692	$34,799	$51,440	$39,235	$75,824	$255,425
% of Total OM&R and NNN Annualized Base Rent	12%	9%	8%	10%	7%	14%	3%	4%	3%	7%	23%
______________________________
(1)Annualized Base Rent (“ABR”) represents the annualized impact of the current cash base rent at 100% share for consolidated entities. ABR does not include straight-line rental income, rent escalators, common area maintenance charges, the amortization of above / below market lease intangibles or other non-cash items.
(2)The expiration of ABR in 2025 includes rent associated with (a) 56 senior housing properties currently leased to Brookdale, 45 of which are intended to be converted to our SHOP segment on or after September 1, 2025 and (b) 2 LTACs currently leased to Kindred through April 2025. The expiration of ABR in 2030 includes rent associated with 20 LTACs currently leased to Kindred. The expiration of ABR in 2034 includes rent associated with 5 LTACs currently leased to Kindred. The expiration of ABR Thereafter includes rent associated with 65 properties currently leased to Brookdale.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility and commercial paper program, and proceeds from asset sales.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund acquisitions, investments and commitments and any development and redevelopment activities; (v) fund capital expenditures; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. Depending upon the availability of external capital, we believe our liquidity is sufficient to fund these uses of cash. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (including, in whole or in part, through joint venture arrangements) and borrowings under our revolving credit facility and commercial paper program. However, an inability to access liquidity through multiple capital sources concurrently could have a material adverse effect on us.

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the three months ended March 31, 2025, our material contractual obligations decreased primarily due to the repayment of $1.05 billion aggregate principal amount of senior notes. See “Note 10 – Senior Notes Payable and Other Debt” and “Note 12 – Commitments And Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of March 31, 2025, we had $2.7 billion of undrawn capacity under our unsecured revolving credit facility with zero outstanding and an additional $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

In April 2025, we entered into an amendment to our unsecured revolving credit facility that increased its borrowing capacity from $2.75 billion to $3.5 billion. Under the amendment, borrowings under the unsecured revolving credit facility are initially priced at SOFR plus 0.775% which is subject to adjustment based on the Company’s debt ratings. As amended, the unsecured revolving credit facility includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $4.5 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with all of Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of March 31, 2025, we had $243.0 million in borrowings outstanding under our commercial paper program.

Ventas Realty has a $500.0 million unsecured term loan initially priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas. It matures in June 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Ventas Realty has a $200.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

On April 29, 2025, we amended our outstanding term loans to implement certain technical and other amendments.

As of March 31, 2025, our $100.0 million uncommitted line for standby letters of credit had an outstanding balance of $17.4 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

Exchangeable Senior Notes

In June 2023, Ventas Realty issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes are senior, unsecured obligations of Ventas Realty and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes mature on June 1, 2026, unless earlier exchanged, redeemed or repurchased. As of March 31, 2025, we had $862.5 million, aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62% inclusive of the impact of the amortization of issuance costs. During the three months ended March 31, 2025, we recognized $8.1 million of contractual interest expense and amortization of issuance costs of $1.7 million related to the Exchangeable Notes. Unamortized issuance costs of $8.5 million as of March 31, 2025 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets.

The Exchangeable Notes are exchangeable at an initial exchange rate of 18.2460 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $54.81 per share of common stock). The initial exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Effective March 2025, as a result of a $0.48 per share quarterly dividend paid in April 2025, the exchange rate was increased to 18.2545 shares of our common stock per $1,000 of principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $54.78 per share of common stock). Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver (or cause to be delivered), as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Ventas Realty’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Prior to the close of business on the business day immediately preceding March 1, 2026, the Exchangeable Notes will be exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture governing the Exchangeable Notes. On or after March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

Senior Notes

In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and aggregate principal amount of 3.50% Senior Notes due 2025, respectively, at maturity and using cash on hand and borrowings through our commercial paper program.

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

Periodically, we enter into interest rate derivatives, such as treasury locks, to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized over the life of the related debt and recorded in Interest expense in our Consolidated Statements of Income.

As of March 31, 2025, our variable rate debt obligations of $1.4 billion reflect, in part, the effect of $141.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

As of March 31, 2025, our fixed rate debt obligations of $11.4 billion reflect, in part, the effect of $126.2 million and C$607.1 million ($422.0 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2025 Activity

For the three months ended March 31, 2025 and in April 2025, we entered into an aggregate $150.0 million notional amounts of treasury locks and a $50.0 million treasury lock, respectively, to hedge interest rate risk on future debt issuances. The aggregate $200 million notional amounts of treasury locks have a blended rate of 4.2%.

During the three months ended March 31, 2025, approximately $1.5 million of realized gain primarily relating to our interest rate swaps was reclassified into Interest expense in our Consolidated Statements of Income. Approximately $0.1 million of unrealized gains, which are included in Accumulated other comprehensive income as of March 31, 2025, are expected to be reclassified into earnings within the next 12 months.

Capital Stock

In September 2024, we entered into an ATM Sales Agreement providing for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock (the “2024 ATM Program”). The 2024 ATM Program allows us to enter into forward sales agreements, as discussed below. As of March 31, 2025, the remaining amount available under our 2024 ATM Program for future sales of common stock was $528.5 million.

During the three months ended March 31, 2025, we entered into equity forward sales agreements for 14.1 million shares of our common stock for gross proceeds of $949.2 million, representing an average price of $67.28 per share. During the three months ended March 31, 2025, we settled 13.5 million shares of common stock under outstanding equity forward sales agreements for net cash proceeds of $876.7 million. As of March 31, 2025, we maintained unsettled equity forward sales agreements for 4.0 million shares of common stock or approximately $266.4 million in gross proceeds with varying maturities through September 2026.

In April 2025, we entered into additional equity forward sales agreements under our 2024 ATM Program for 2.4 million shares of common stock or approximately $163.0 million in gross proceeds with maturity through September 2026.

By utilizing an equity forward sales agreement, we can secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. Equity forward sales agreements generally have a maturity of one to two years. At any time during the term of an equity forward sales agreement, we may settle that equity forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding equity forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant equity forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the equity forward sales agreement, and certain fixed price reductions for expected dividends on our common stock during the term of the equity forward sales agreement. Our unsettled equity forward sales agreements are accounted for as equity instruments. Refer to “Note 15 – Earnings Per Share.”

Dividends

During the three months ended March 31, 2025, we declared a dividend of $0.48 per share of our common stock. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2025.

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

Capital Expenditures

From time to time, we engage in development and redevelopment activities within our reportable business segments and through our investments in unconsolidated entities. For example, we are party to certain agreements that commit us to develop properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of March 31, 2025, we had four significant ongoing development projects pursuant to these agreements, including three projects that are unconsolidated. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities, outpatient medical buildings and research centers to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Cash, cash equivalents and restricted cash at beginning of period	$957,233	$563,462	$393,771	69.9%
Net cash provided by operating activities	321,144	266,448	54,696	20.5
Net cash used in investing activities	(883,744)	(144,587)	(739,157)	nm
Net cash (used in) provided by financing activities	(149,136)	4,824	(153,960)	nm
Effect of foreign currency translation	466	(1,738)	2,204	126.8
Cash, cash equivalents and restricted cash at end of period	$245,963	$688,409	$(442,446)	(64.3)
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $54.7 million during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to growth in our SHOP business, partially offset by an outflow of cash from working capital.

Cash Flows from Investing Activities

Net cash used in investing activities increased $739.2 million during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a $731.2 million increase in acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities increased $154.0 million during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to the repayment of $1.05 billion aggregate principal amount of senior notes, partially offset by an increase in issuances of common stock and borrowings under our commercial paper program.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the entities and any outstanding loans receivable. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, as of March 31, 2025, we had $0.8 million outstanding letters of credit obligations.

Commitments and Contingencies

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

Market Risk

We are primarily exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility, our unsecured term loans and our commercial paper program, certain of our mortgage loans that are variable rate obligations, mortgage loans receivable that bear interest at variable rates and available for sale securities. These market risks result primarily from changes in benchmark interest rates. To manage these risks, we continuously monitor our level of variable rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions. See “Risk Factors—We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31, 2025	As of December 31, 2024	As of March 31, 2024
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$8,693,834	$9,744,519	$9,756,764
Unsecured term loans	—	400,000	400,000
Mortgage loans and other	2,660,232	2,684,014	2,717,543
Subtotal fixed rate	11,354,066	12,828,533	12,874,307
Variable rate:
Unsecured revolving credit facility	—	6,397	8,207
Unsecured term loans	700,000	300,000	300,000
Commercial paper notes	243,000	—	—
Mortgage loans and other	495,955	483,872	449,499
Subtotal variable rate	1,438,955	790,269	757,706
Total	$12,793,021	$13,618,802	$13,632,013
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	68.0%	71.6%	71.6%
Unsecured term loans	—	2.9	2.9
Mortgage loans and other	20.8	19.7	19.9
Variable rate:
Unsecured revolving credit facility	—	—	0.1
Unsecured term loans	5.5	2.2	2.2
Commercial paper notes	1.9	—	—
Mortgage loans and other	3.8	3.6	3.3
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	4.2%	4.1%	3.9%
Unsecured term loans	—	4.7	4.7
Mortgage loans and other	4.3	4.3	4.2
Variable rate:
Unsecured revolving credit facility	—	5.3	6.1
Unsecured term loans	5.3	5.3	6.3
Commercial paper notes	4.6	—	—
Mortgage loans and other	4.9	5.1	5.8
Total	4.3	4.2	4.1

The variable rate debt as of March 31, 2025 in the table above reflects, in part, the effect of $141.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt as of March 31, 2025 in the table above reflects, in part, the effect of $126.2 million and C$607.1 million ($422.0 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

The increase in our outstanding variable rate debt at March 31, 2025 compared to December 31, 2024 is primarily attributable to the maturity of a $400.0 million variable to fixed interest rate swap and incremental borrowings on our commercial paper program.

The decrease in our outstanding fixed rate debt at March 31, 2025 compared to December 31, 2024 was primarily attributable to the repayment of $1.05 billion aggregate principal amount of senior notes.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of March 31, 2025 of $1.4 billion, interest expense on an annualized basis would increase by approximately $14.4 million, or $0.03 per diluted common share.

As of March 31, 2025 and December 31, 2024, our joint venture partners’ aggregate share of total consolidated debt was $312.7 million and $310.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $692.8 million and $676.8 million as of March 31, 2025 and December 31, 2024, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of March 31, 2025	As of December 31, 2024
Gross book value	$11,354,066	$12,828,533
Fair value	11,360,160	12,620,797
Fair value reflecting change in interest rates:
-100 basis points	11,834,712	13,078,684
+100 basis points	10,923,229	12,158,222

As of March 31, 2025 and December 31, 2024, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $171.4 million and $173.9 million, respectively. See “Note 6 – Loans Receivable and Investments” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2025 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Net Income and Normalized FFO for the three months ended March 31, 2025 would decrease or increase by less than $0.01 per diluted common share. We will continue to mitigate these risks through a layered approach to hedging and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have a significant effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of 2025 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The information contained in “Note 12 – Commitments And Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2024 Annual Report.

ITEM 1A.        RISK FACTORS

In the first quarter of 2025, there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2024 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2025:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31	69,191	$60.03	—	—
February 1 through February 28	159,767	66.72	—	—
March 1 through March 31	21,366	70.47	—	—
Total	250,324	$65.19	—	—
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

On February 19, 2025, Robert F. Probst, Executive Vice President and Chief Financial Officer of the Company, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Probst’s trading plan covers (i) the sale of an amount of shares of our common stock necessary to generate an aggregate of up to $4.6 million in net proceeds and (ii) the potential exercise and sale of up to 320,057 shares of our common stock with respect to expiring options, in each case in amounts and prices determined in accordance with a formula set forth in the plan, and terminates on the earlier of the date all the shares under the plan are sold and January 15, 2027.

On February 20, 2025, Peter J. Bulgarelli, Executive Vice President, Outpatient Medical and Research of the Company and President and CEO of Lillibridge Healthcare Services, Inc., adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Bulgarelli’s trading plan is for the sale of up to 15,000 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and February 20, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.1*	First Amendment to Fourth Amended Credit and Guaranty Agreement, dated as of April 29, 2025, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc., and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, the L/C Issuers identified therein, and Bank of America, N.A., as Administrative Agent.
10.2
First Amendment to Credit and Guaranty Agreement, dated as of April 29, 2025, among Ventas Realty, Limited Partnership, a Delaware limited partnership, as borrower, Ventas, Inc., a Delaware corporation, as guarantor, the lending institutions party thereto from time to time, and Bank of America, N.A., as Administrative Agent, with respect to that certain Credit and Guaranty Agreement, dated as of June 27, 2022, by and among the parties mentioned above.

10.3
First Amendment to Credit and Guaranty Agreement, dated as of April 29, 2025, among Ventas Realty, Limited Partnership, a Delaware limited partnership, as borrower, Ventas, Inc., a Delaware corporation, as guarantor, the lending institutions party thereto from time to time, and Bank of America, N.A., as Administrative Agent, with respect to that certain Credit and Guaranty Agreement, dated as of September 6, 2023, by and among the parties mentioned above.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: May 1, 2025

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst
Executive Vice President and Chief Financial Officer