Form 10-Q
period 2025-06-30
Ventas, Inc.
filed 2025-07-31
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 28, 2025, there were 454,471,192 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of June 30, 2025	As of December 31, 2024
Assets
Real estate investments:
Land and improvements	$2,841,538	$2,775,790
Buildings and improvements	29,717,624	28,717,990
Construction in progress	306,033	336,231
Acquired lease intangibles	1,556,165	1,558,751
Operating lease assets	302,440	308,019
	34,723,800	33,696,781
Accumulated depreciation and amortization	(11,568,396)	(11,096,236)
Net real estate property	23,155,404	22,600,545
Secured loans receivable and investments, net	183,652	144,872
Investments in unconsolidated real estate entities	626,571	626,122
Net real estate investments	23,965,627	23,371,539
Cash and cash equivalents	614,200	897,850
Escrow deposits and restricted cash	62,557	59,383
Goodwill	1,046,384	1,044,915
Assets held for sale	50,092	18,625
Deferred income tax assets, net	2,167	1,931
Other assets	733,902	792,663
Total assets	$26,474,929	$26,186,906
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$13,056,312	$13,522,551
Accrued interest payable	130,407	143,345
Operating lease liabilities	217,433	218,003
Accounts payable and other liabilities	1,132,187	1,152,306
Liabilities related to assets held for sale	3,442	2,726
Deferred income tax liabilities	13,988	8,150
Total liabilities	14,553,769	15,047,081
Redeemable OP unitholder and noncontrolling interests	328,699	310,229
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 1,200,000 and 600,000 shares authorized at June 30, 2025 and December 31, 2024, respectively, 454,249 and 437,085 shares outstanding at June 30, 2025 and December 31, 2024, respectively	113,216	109,119
Capital in excess of par value	18,701,834	17,607,482
Accumulated other comprehensive loss	(33,804)	(33,526)
Retained earnings (deficit)	(7,208,703)	(6,886,653)
Treasury stock, 280 and 4 shares issued at June 30, 2025 and December 31, 2024, respectively	(43,155)	(25,155)
Total Ventas stockholders’ equity	11,529,388	10,771,267
Noncontrolling interests	63,073	58,329
Total equity	11,592,461	10,829,596
Total liabilities and equity	$26,474,929	$26,186,906
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income:
Triple-net leased properties	$152,702	$153,934	$308,815	$309,302
Outpatient medical and research portfolio	220,814	218,853	442,133	437,730
	373,516	372,787	750,948	747,032
Resident fees and services	1,032,714	817,600	2,001,618	1,630,904
Third-party capital management revenues	4,397	4,332	8,733	8,628
Income from loans and investments	4,395	1,436	8,719	2,725
Interest and other income	5,871	4,825	8,949	11,605
Total revenues	1,420,893	1,200,980	2,778,967	2,400,894
Expenses
Interest	150,298	149,259	299,654	299,192
Depreciation and amortization	347,719	339,848	669,244	640,103
Property-level operating expenses:
Senior housing	746,302	603,359	1,450,702	1,213,180
Outpatient medical and research portfolio	75,001	73,286	150,958	147,224
Triple-net leased properties	3,966	3,506	7,493	7,244
	825,269	680,151	1,609,153	1,367,648
Third-party capital management expenses	1,627	1,650	3,452	3,403
General, administrative and professional fees	42,856	37,727	96,005	86,464
Loss on extinguishment of debt, net	—	420	—	672
Transaction, transition and restructuring costs	4,627	2,886	10,609	7,563
Recovery of allowance on loans receivable and investments, net	—	(42)	—	(110)
Shareholder relations matters	—	37	—	15,751
Other expense	5,839	8,128	7,251	6,794
Total expenses	1,378,235	1,220,064	2,695,368	2,427,480
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	42,658	(19,084)	83,599	(26,586)
Loss from unconsolidated entities	(1,138)	(1,652)	(4,449)	(10,035)
Gain on real estate dispositions	33,816	49,670	33,985	50,011
Income tax (expense) benefit	(3,874)	(7,766)	6,683	(4,762)
Net income	71,462	21,168	119,818	8,628
Net income attributable to noncontrolling interests	3,198	1,781	4,686	3,553
Net income attributable to common stockholders	$68,264	$19,387	$115,132	$5,075
Earnings per common share
Basic:
Net income	$0.16	$0.05	$0.27	$0.02
Net income attributable to common stockholders	0.15	0.05	0.26	0.01
Diluted:
Net income	$0.16	$0.05	$0.26	$0.02
Net income attributable to common stockholders	0.15	0.05	0.25	0.01
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$71,462	$21,168	$119,818	$8,628
Other comprehensive income:
Foreign currency translation gain	2,952	3,189	10,671	7,124
Unrealized gain (loss) on available for sale securities	141	(842)	626	(722)
Unrealized (loss) gain on derivative instruments	(78)	(1,570)	(7,829)	9,452
Total other comprehensive income	3,015	777	3,468	15,854
Comprehensive income	74,477	21,945	123,286	24,482
Comprehensive income attributable to noncontrolling interests	7,946	413	8,432	1,059
Comprehensive income attributable to common stockholders	$66,531	$21,532	$114,854	$23,423
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2025 and 2024
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30, 2025
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2025	$112,497	$18,488,381	$(32,070)	$(7,057,776)	$(41,475)	$11,469,557	$56,559	$11,526,116
Net income	—	—	—	68,264	—	68,264	3,198	71,462
Other comprehensive (loss) income	—	—	(1,734)	—	—	(1,734)	4,749	3,015
Net change in noncontrolling interests	—	(5,471)	—	—	—	(5,471)	(1,433)	(6,904)
Dividends to common stockholders—$0.48 per share	—	25	—	(219,191)	—	(219,166)	—	(219,166)
Issuance of common stock for stock plans, restricted stock grants and other	719	201,539	—	—	(1,680)	200,578	—	200,578
Adjust redeemable OP unitholder interests to current fair value	—	18,749	—	—	—	18,749	—	18,749
Redemption of OP Units	—	(1,389)	—	—	—	(1,389)	—	(1,389)
Balance at June 30, 2025	$113,216	$18,701,834	$(33,804)	$(7,208,703)	$(43,155)	$11,529,388	$63,073	$11,592,461

	For the Three Months Ended June 30, 2024
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2024	$101,094	$15,756,414	$(19,554)	$(6,410,144)	$(24,970)	$9,402,840	$55,993	$9,458,833
Net income	—	—	—	19,387	—	19,387	1,781	21,168
Other comprehensive income (loss)	—	—	2,145	—	—	2,145	(1,368)	777
Net change in noncontrolling interests	—	(12,216)	—	—	—	(12,216)	(8,040)	(20,256)
Dividends to common stockholders—$0.45 per share	—	22	—	(186,638)	—	(186,616)	—	(186,616)
Issuance of common stock for stock plans, restricted stock grants and other	2,148	418,019	—	—	(90)	420,077	—	420,077
Adjust redeemable OP unitholder interests to current fair value	—	(25,467)	—	—	—	(25,467)	—	(25,467)
Redemption of OP Units	—	(800)	—	—	—	(800)	—	(800)
Balance at June 30, 2024	$103,242	$16,135,972	$(17,409)	$(6,577,395)	$(25,060)	$9,619,350	$48,366	$9,667,716

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2025 and 2024
(In thousands, except per share amounts, unaudited)

	For the Six Months Ended June 30, 2025
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive(Loss) Income	Retained Earnings (Deficit)	TreasuryStock	Total Ventas Stockholders’Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2025	$109,119	$17,607,482	$(33,526)	$(6,886,653)	$(25,155)	$10,771,267	$58,329	$10,829,596
Net income	—	—	—	115,132	—	115,132	4,686	119,818
Other comprehensive (loss) income	—	—	(278)	—	—	(278)	3,746	3,468
Net change in noncontrolling interests	—	(2,240)	—	—	—	(2,240)	(3,688)	(5,928)
Dividends to common stockholders—$0.96 per share	—	49	—	(437,182)	—	(437,133)	—	(437,133)
Issuance of common stock for stock plans, restricted stock grants and other	4,097	1,114,320	—	—	(18,000)	1,100,417	—	1,100,417
Adjust redeemable OP unitholder interests to current fair value	—	(16,323)	—	—	—	(16,323)	—	(16,323)
Redemption of OP Units	—	(1,454)	—	—	—	(1,454)	—	(1,454)
Balance at June 30, 2025	$113,216	$18,701,834	$(33,804)	$(7,208,703)	$(43,155)	$11,529,388	$63,073	$11,592,461

	For the Six Months Ended June 30, 2024
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive(Loss) Income	Retained Earnings (Deficit)	TreasuryStock	Total Ventas Stockholders’Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2024	$100,648	$15,650,734	$(35,757)	$(6,213,803)	$(13,764)	$9,488,058	$56,347	$9,544,405
Net income	—	—	—	5,075	—	5,075	3,553	8,628
Other comprehensive income (loss)	—	—	18,348	—	—	18,348	(2,494)	15,854
Net change in noncontrolling interests	—	(19,199)	—	—	—	(19,199)	(9,040)	(28,239)
Dividends to common stockholders—$0.90 per share	—	33	—	(368,667)	—	(368,634)	—	(368,634)
Issuance of common stock for stock plans, restricted stock grants and other	2,594	511,108	—	—	(11,296)	502,406	—	502,406
Adjust redeemable OP unitholder interests to current fair value	—	(5,108)	—	—	—	(5,108)	—	(5,108)
Redemption of OP Units	—	(1,596)	—	—	—	(1,596)	—	(1,596)
Balance at June 30, 2024	$103,242	$16,135,972	$(17,409)	$(6,577,395)	$(25,060)	$9,619,350	$48,366	$9,667,716

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$119,818	$8,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	669,244	640,103
Amortization of deferred revenue and lease intangibles, net	(19,364)	(27,412)
Other non-cash amortization	14,059	14,852
Recovery of allowance on loans receivable and investments, net	—	(110)
Stock-based compensation	26,510	22,076
Straight-lining of rental income	(12,547)	(5,350)
Loss on extinguishment of debt, net	—	672
Gain on real estate dispositions	(33,985)	(50,011)
Income tax benefit (expense)	(13,032)	1,378
Loss from unconsolidated entities	4,449	10,035
Distributions from unconsolidated entities	15,026	10,063
Other	(2,752)	129
Changes in operating assets and liabilities:
Decrease (increase) in Other assets	51,523	(16,523)
(Decrease) increase in accrued interest payable	(13,893)	5,281
Decrease in accounts payable and other liabilities	(8,574)	(11,491)
Net cash provided by operating activities	796,482	602,320
Cash flows from investing activities:
Net investment in real estate property	(960,727)	(325,244)
Investment in loans receivable	(581)	(11,847)
Proceeds from real estate disposals	149,014	238,091
Proceeds from loans receivable	7,848	584
Development project expenditures	(125,538)	(164,828)
Capital expenditures	(133,977)	(121,908)
Investment in unconsolidated entities	(24,855)	(29,069)
Insurance proceeds for property damage claims	652	2,834
Net cash used in investing activities	(1,088,164)	(411,387)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(5,422)	(10,770)
Proceeds from debt	587,199	1,216,336
Repayment of debt	(1,209,580)	(1,405,872)
Purchase of noncontrolling interests	—	(11,000)
Payment of deferred financing costs	(8,908)	(29,147)
Issuance of common stock, net	1,064,749	491,797
Cash distributions to common stockholders	(415,989)	(365,163)
Cash distributions to redeemable OP unitholders	(3,127)	(3,060)
Cash issued for redemption of OP Units	(1,684)	(2,087)
Contributions from noncontrolling interests	80	3,580
Distributions to noncontrolling interests	(6,086)	(9,967)
Proceeds from stock option exercises	26,124	—
Other	(19,526)	(10,074)
Net cash provided by (used in) financing activities	7,830	(135,427)
Net (decrease) increase in cash, cash equivalents and restricted cash	(283,852)	55,506
Effect of foreign currency translation	3,376	(3,684)
Cash, cash equivalents and restricted cash at beginning of period	957,233	563,462
Cash, cash equivalents and restricted cash at end of period	$676,757	$615,284
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Income taxes paid, net	$7,002	$2,430
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$26,010	$10,530
Other assets	3,106	1,171
Other liabilities	10,643	4,713
Deferred income tax liability	18,473	6,988
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Ventas,” “Company” and other similar terms) is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of June 30, 2025, we owned or had investments in 1,395 properties consisting of 1,357 properties in our reportable business segments (“Segment Properties”) and 38 properties held by unconsolidated real estate entities in our non-segment operations. Our Company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

The following table summarizes information for our portfolio for the six months ended June 30, 2025 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$550,916	47.6%	683
Outpatient medical and research portfolio (OM&R)	292,528	25.3	415
Triple-net leased properties (NNN)	301,322	26.0	259
Non-segment (2)	12,647	1.1	n/a
	$1,157,413	100.0%	1,357
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
n/a—not applicable

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

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

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Substantially all of the assets of the VIEs are real estate investments and substantially all of the liabilities of the VIEs are mortgage loans. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs. In general, mortgage loans of the consolidated VIEs are non-recourse to our non-VIE consolidated entities. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets (dollars in thousands):

	As of June 30, 2025		As of December 31, 2024
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Fonds Immobilier Groupe Maurice, S.E.C.	$1,865,286	$1,176,023	$1,779,762	$1,121,659
NHP/PMB L.P.	724,737	273,743	728,457	286,030
Other identified VIEs	1,451,378	424,827	1,447,381	410,721

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect to early adopt, expect to include additional required disclosures in our 2025 annual report on Form 10-K and are continuing to evaluate the impacts.

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

We are exposed to the credit risk of our tenants in our NNN and OM&R segments because those tenants are obligated to pay us rent and, in certain instances, pay or reimburse us for some or all property-related expenses, including utilities, real estate taxes, insurance, repairs and maintenance, cleaning, roads and grounds expense and other expenses. Because we engage independent managers to manage the properties in our SHOP segment in exchange for a management fee, we are not directly exposed to their credit risk in the same manner or to the same extent as the tenants in our NNN and OM&R segments.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes certain information about our credit risk concentration for our NNN and OM&R segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Contribution as a Percentage of Total Revenues:
Brookdale (1)(2)	2.8%	3.1%	2.9%	3.1%
Ardent (3)	2.7	3.1	2.8	3.1
Kindred	2.5	2.8	2.6	2.8
Contribution as a Percentage of Total NOI:
Brookdale (1)(2)	6.8%	7.2%	6.9%	7.3%
Ardent (3)	6.5	7.3	6.6	7.3
Kindred	5.9	6.6	6.1	6.6
____________________________
(1)Excludes nine and 10 senior housing communities which are included in our SHOP segment as of June 30, 2025 and 2024, respectively.
(2)For the three months ended June 30, 2025 and 2024, includes $6.6 million and $10.7 million, respectively, of amortization of up-front consideration received in 2020 from a revised master lease agreement with Brookdale. For the six months ended June 30, 2025 and 2024, includes $13.2 million and $21.3 million, respectively, of amortization of up-front consideration received in 2020 from a revised master lease agreement with Brookdale.
(3)Includes 11 properties in our NNN segment and 19 outpatient medical buildings leased in whole or in part to Ardent.

All of our Brookdale and Kindred rent and substantially all of our Ardent rent is guaranteed by a corporate parent.

Lease Income

Rental income from our NNN and OM&R operating leases consists of fixed and variable lease payments. The variable payments primarily represent (i) amounts that certain tenants pay to reimburse us for property-level operating expenses that we pay on their behalf and (ii) percentage rent, which is a rental charge typically based on certain tenants' gross revenue. The following table summarizes rental income from our NNN and OM&R operating leases (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fixed income from operating leases	$309,828	$317,696	$625,937	$635,549
Variable income from operating leases	63,688	55,091	125,011	111,483

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025 Acquisitions

During the six months ended June 30, 2025, we acquired 23 senior housing communities reported within our SHOP segment for an aggregate purchase price of $961.5 million.

In July 2025, we acquired five senior housing communities reported within our SHOP segment for an aggregate purchase price of $147.7 million.

NOTE 5—DISPOSITIONS, ASSETS HELD FOR SALE AND IMPAIRMENTS

Dispositions

During the six months ended June 30, 2025, we sold one senior housing community in our SHOP segment and 10 properties in our NNN segment for aggregate consideration of $159.0 million and recognized a $13.2 million gain on real estate disposition.

In July 2025, we sold three properties in our OM&R segment for aggregate consideration of $9.4 million.

In June 2025, an existing tenant exercised a legally binding and non-cancellable option to purchase 12 OM&R properties in June 2026. This transaction is accounted for as a lease modification resulting in a sales-type lease receivable of $38.5 million and a $20.8 million gain on real estate disposition. In addition, interest income from the sales-type lease receivable will be recognized over the remaining lease term.

Assets Held for Sale

The table below summarizes our real estate assets and liabilities classified as held for sale reported on our Consolidated Balance Sheets (dollars in thousands):

	As of June 30, 2025			As of December 31, 2024
	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	4	$41,608	$2,852	2	$18,612	$2,158
OM&R	3	7,328	401	—	13	568
NNN	2	1,156	189	—	—	—
Total	9	$50,092	$3,442	2	$18,625	$2,726

Real Estate Impairments

For the three months ended June 30, 2025, we recognized impairments of $34.9 million comprising of $18.4 million and $16.5 million in our SHOP and OM&R segments, respectively. For the six months ended June 30, 2025, we recognized impairments of $57.2 million comprising of $26.0 million, $31.1 million and $0.1 million in our SHOP, OM&R and NNN segments, respectively. For the three months ended June 30, 2024, we recognized impairments of $44.9 million comprising of $21.0 million and $23.9 million in our SHOP and NNN segments, respectively. For the six months ended June 30, 2024, we recognized impairments of $50.3 million comprising of $24.7 million, $1.0 million and $24.6 million in our SHOP, OM&R and NNN segments, respectively. The impairments are recorded primarily as a component of Depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the expected future cash flows of the impaired assets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6—LOANS RECEIVABLE AND INVESTMENTS, NET

As of June 30, 2025, and December 31, 2024, we held $204.6 million and $173.0 million, respectively, of loans receivable and investments, net of allowance, which are comprised of secured loans receivable and investments, net and non-mortgage loans receivable, net and relate to senior housing and healthcare operators or properties. Secured loans receivable and investments, net generally consists of sales-type lease receivables and loans that are primarily collateralized by a mortgage, a leasehold mortgage or an assignment or pledge of equity interest in entities that primarily own real estate. Non-mortgage loans receivable, net are generally corporate loans that are primarily collateralized by non-real estate related collateral or are unsecured.

The following is a summary of our loans receivable and investments, net (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of June 30, 2025:
Net real estate investments
Secured loans receivable and investments, net (1)	$183,652	$—	$183,652	$184,534
Other assets
Non-mortgage loans receivable, net	24,726	(3,810)	20,915	20,528
Total loans receivable and investments, net (2)	$208,378	$(3,810)	$204,567	$205,062
As of December 31, 2024:
Net real estate investments
Secured loans receivable and investments, net (1)	$144,872	$—	$144,872	$146,229
Other assets
Non-mortgage loans receivable, net	31,939	(3,810)	28,129	27,640
Total loans receivable and investments, net (2)	$176,811	$(3,810)	$173,001	$173,869
______________________________
(1)Includes $39.6 million and $1.4 million of sales-type lease receivables as of June 30, 2025 and December 31, 2024, respectively.
(2)Loans receivable and investments have contractual maturities ranging from 2025 to 2041.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. Our investments in unconsolidated entities include investments in both real estate entities and operating entities as described further below.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments in Unconsolidated Real Estate Entities

Below is a summary of our investments in unconsolidated real estate entities, including through VIM, as of June 30, 2025 and December 31, 2024, respectively (dollars in thousands):

	Ownership (1) as of		Carrying Amount as of
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Investments in unconsolidated real estate entities:
Ventas Fund	20.0%	20.0%	$274,774	$267,202
Pension Fund Joint Venture	25.0%	25.0%	11,118	11,939
Research & Innovation Development Joint Venture	53.0%	53.0%	301,526	309,499
Ventas Investment Management platform			587,418	588,640
Atrium Health & Wake Forest Joint Venture	48.5%	48.5%	38,563	36,881
All other (2)	34.0%-37.5%	34.0%-37.5%	590	601
Total investments in unconsolidated real estate entities			$626,571	$626,122
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

During the six months ended June 30, 2025, the Ventas Fund, an equity method investee, acquired one senior housing community and two outpatient medical buildings for an aggregate purchase price of $109.0 million.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.9 million for both the three months ended June 30, 2025 and 2024 and $7.8 million and $7.7 million for the six months ended June 30, 2025 and 2024, respectively. Such amounts, along with any promote revenue, are included in Third-party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Atria and Ardent, which are included within Other assets on our Consolidated Balance Sheets.

As of June 30, 2025, we held a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of June 30, 2025, we held an approximately 6.7% ownership interest in Ardent. One of our executive officers is currently a member of the Ardent Board of Directors. We have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of June 30, 2025		As of December 31, 2024
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$122,349	4.2	$124,515	4.3
In-place lease and other real estate intangibles (2)	1,433,816	6.9	1,434,236	8.4
Acquired lease intangibles	1,556,165		1,558,751
Goodwill	1,046,384	n/a	1,044,915	n/a
Other intangibles (2)	41,274	47.0	41,190	24.4
Accumulated amortization	(1,285,908)	n/a	(1,286,374)	n/a
Net intangible assets	$1,357,915	8.2	$1,358,482	8.8
Intangible liabilities:
Below-market lease intangibles (1)	$262,252	13.0	$269,572	7.0
Other lease intangibles	13,498	n/a	13,498	n/a
Accumulated amortization	(209,233)	n/a	(211,441)	n/a
Purchase option intangibles	3,568	n/a	3,568	n/a
Net intangible liabilities	$70,085	13.0	$75,197	7.0
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9—OTHER ASSETS

The following is a summary of our Other assets (dollars in thousands):

	As of June 30, 2025	As of December 31, 2024
Straight-line rent receivables	$219,331	$202,675
Deferred lease costs, net	152,846	145,973
Accounts receivable, net (1)	72,400	108,138
Investment in unconsolidated operating entities	99,827	95,623
Prepaid assets	58,303	71,786
Non-mortgage loans receivable, net	20,915	28,129
Other intangibles, net	11,156	11,513
Other (2)	99,124	128,826
Total Other assets	$733,902	$792,663
_____________________________
(1)     Allowance for doubtful accounts as of June 30, 2025 and December 31, 2024 were $70.2 million and $70.3 million, respectively.
(2)    The balance as of June 30, 2025 includes stock warrants exercisable at any time prior to September 13, 2034 for 9.9% of the common equity of a parent company of Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) at the pre-transaction value of such common equity (the “Scion Warrants”). The balance as of December 31, 2024 includes the Scion warrants as well as stock warrants exercisable at any time prior to December 31, 2025, in whole or in part, for 11.1 million shares of Brookdale Senior Living, Inc. common stock (“Brookdale Common Stock”) at an exercise price of $3.00 per share (the “Brookdale Warrants”). During the six months ended June 30, 2025, we exercised all remaining 11.1 million Brookdale Warrants on a cashless basis (net of the $3.00 exercise price), resulting in Ventas receiving 5.7 million net shares of Brookdale Common Stock, which we sold for net cash proceeds of approximately $35.6 million (recorded within operating cash flows in our Consolidated Statements of Cash Flows). The Brookdale Warrants and the Scion Warrants are measured at fair value with changes in fair value being recognized within Other expense in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our Senior notes payable and other debt (dollars in thousands):

	As of June 30, 2025	As of December 31, 2024
Unsecured revolving credit facility (1)(2)	$1,374	$6,397
Commercial paper notes	—	—
2.65% Senior Notes due 2025	—	450,000
3.50% Senior Notes due 2025	—	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.75% Exchangeable Senior Notes due 2026	862,500	862,500
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due February 2027	200,000	200,000
Unsecured term loan due June 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	349,085	330,320
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	440,950	417,246
4.40% Senior Notes due 2029	750,000	750,000
5.10% Senior Notes, Series J due 2029 (2)	477,695	452,017
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	220,475	208,623
5.10% Senior Notes due 2032	500,000	—
5.625% Senior Notes due 2034	500,000	500,000
5.00% Senior Notes due 2035	550,000	550,000
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	21,413
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	3,178,982	3,167,886
Total	13,154,874	13,618,802
Deferred financing costs, net	(89,502)	(92,365)
Unamortized fair value adjustment	7,832	11,587
Unamortized discounts	(16,892)	(15,473)
Senior notes payable and other debt	$13,056,312	$13,522,551
______________________________
(1)As of June 30, 2025, we had no Canadian Dollar borrowings and £1.0 million ($1.4 million) British Pound borrowings outstanding. As of December 31, 2024, we had Canadian Dollar and British Pound borrowings of C$2.0 million ($1.4 million) and £4.0 million ($5.0 million) outstanding, respectively.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of June 30, 2025, we had a $3.5 billion unsecured revolving credit facility priced at the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (“SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The unsecured revolving credit facility includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $4.5 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Our unsecured revolving credit facility imposes certain customary restrictions on us, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; and (viii) the maintenance of certain consolidated total leverage, secured debt leverage, unsecured debt leverage and fixed charge coverage ratios and minimum consolidated adjusted net worth, and contains certain customary covenants and events of default.

As of June 30, 2025, our $3.5 billion unsecured revolving credit facility had $1.4 million of borrowings outstanding and an additional $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of June 30, 2025 and December 31, 2024, we had no borrowings outstanding under our commercial paper program.

Ventas Realty has a $500.0 million unsecured term loan priced at 0.10% plus SOFR (“Adjusted SOFR”) plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants. It matures in June 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Ventas Realty has a $200.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of June 30, 2025, we had a $100.0 million uncommitted line for standby letters of credit, which had an outstanding balance of $17.6 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2025, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62%, inclusive of the impact of the amortization of issuance costs. During the three and six months ended June 30, 2025, we recognized $8.1 million and $16.2 million, respectively, of contractual interest expense and amortization of issuance costs of $1.8 million and $3.5 million, respectively, related to the Exchangeable Notes. Unamortized issuance costs of $6.7 million as of June 30, 2025 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets.

The Exchangeable Notes are currently exchangeable at an exchange rate of 18.2628 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $54.76 per share of common stock). The exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver (or cause to be delivered), as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Ventas Realty’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Prior to the close of business on the business day immediately preceding March 1, 2026, the Exchangeable Notes are exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture governing the Exchangeable Notes. On or after March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes are exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

We have evaluated and concluded that the exchange options embedded in the Exchangeable Notes are eligible for the entity’s own equity scope exception from ASC 815 and therefore do not need to be bifurcated. Accordingly, we record the Exchangeable Notes as liabilities (included in Senior notes payable and other debt on our Consolidated Balance Sheets).

Senior Notes

In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and 3.50% Senior Notes due 2025, respectively, at maturity.

In June 2025, Ventas Realty issued $500.0 million aggregate principal amount of 5.10% Senior Notes due 2032 in a registered public offering. The proceeds were primarily used for general corporate purposes, which included repayment of other indebtedness and expenses related to the offering.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of June 30, 2025, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes	Scheduled Periodic Amortization	Total Maturities
2025	$526,712	$—	$24,275	$550,987
2026	2,063,997	—	46,235	2,110,232
2027	1,587,911	—	46,705	1,634,616
2028	1,529,616	1,374	39,373	1,570,363
2029	1,668,280	—	32,865	1,701,145
Thereafter	5,486,453	—	101,078	5,587,531
Total maturities	$12,862,969	$1,374	$290,531	$13,154,874

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

As of June 30, 2025, our variable rate debt obligations of $1.2 billion reflect, in part, the effect of $140.9 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

As of June 30, 2025, our fixed rate debt obligations of $11.9 billion reflect, in part, the effect of $126.0 million and C$603.3 million ($443.3 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2025 Activity

For the six months ended June 30, 2025, we entered into an aggregate $200.0 million notional amount of 10-year treasury locks to hedge interest rate risk on future debt issuances. The aggregate $200.0 million notional amount of treasury locks have a blended rate of 4.2%.

During the three and six months ended June 30, 2025, approximately $0.5 million and $2.0 million, respectively, of realized gain primarily relating to our interest rate swaps was reclassified into Interest expense in our Consolidated Statements of Income. Approximately $0.7 million of unrealized losses, which are included in Accumulated other comprehensive income as of June 30, 2025, are expected to be reclassified into earnings within the next 12 months.

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

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$614,200	$614,200	$897,850	$897,850
Escrow deposits and restricted cash (1)	62,557	62,557	59,383	59,383
Secured loans receivable and investments, net (3)(4)	183,652	184,534	144,872	146,229
Non-mortgage loans receivable, net (3)(4)(5)	20,915	20,528	28,129	27,640
Derivative instruments (3)(4)(5)	22,286	22,286	53,100	53,100
Liabilities:
Senior notes payable and other debt, gross (3)(4)	$13,154,874	$13,135,881	$13,618,802	$13,411,066
Derivative instruments (3)(6)	7,365	7,365	5,887	5,887
Temporary Equity:
Redeemable OP Units (2)	$213,288	$213,288	$200,420	$200,420
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Items Measured at Fair Value on a Recurring Basis

Our derivative instrument assets as of June 30, 2025 consist primarily of interest rate swaps and the Scion Warrants. The fair value of our interest rate swaps is based on Level 2 inputs. The Scion Warrants represent a financial interest in a private entity whose fair value is based on Level 3 inputs that reflect significant assumptions including underlying enterprise value, market volatility, duration, dividend rate and risk-free rate. Changes in one or more of these inputs could significantly impact the fair value determination.

As of June 30, 2025, the Brookdale Warrants were fully settled upon the exercise of all remaining warrants and sale of underlying Brookdale Common Stock. See Note 9 – Other Assets.

Substantially all of our derivative instrument liabilities as of June 30, 2025 consist of interest rate swaps. Their fair value is based on Level 2 inputs.

Other Items Measured at Fair Value on a Nonrecurring Basis

Other items measured at fair value on a nonrecurring basis include assets and liabilities held for sale and real estate assets that are evaluated periodically for impairment (see “Note 5 – Dispositions and Impairments”). We estimate the fair value of assets held for sale and any associated impairment charges based primarily on current sales price expectations, which reside within Level 2 of the fair value hierarchy.

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

From time to time, on behalf of ourselves or on behalf of our unconsolidated entities, we have agreed, and may in the future agree, to provide guarantees, indemnities or other similar contingent obligations to third parties. Such agreements may include, without limitation: (i) guarantees of all or a portion of the principal, interest and other amounts due under mortgage debt or other borrowings; (ii) customary nonrecourse carve-out guarantees provided in connection with mortgage or other borrowings; (iii) customary indemnifications of lenders for potential environmental liabilities; (iv) completion guarantees provided to lenders, tenants, ground lessors or other third parties for the completion of development and redevelopment projects; (v) guarantees of

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
payment of contingent tax obligations to tax credit investors who have purchased historic, new market and other tax credits from us or our unconsolidated entities; (vi) guarantees of ground rent and other payment of ground rent and other obligations to ground lessors; and (vii) indemnities and other guarantees required in connection with the procurement of performance and surety bonds and standby letters of credit.

As of June 30, 2025, no triggering events relating to our guarantees, indemnities or similar contingent obligations have occurred. Accordingly, no contingent liability is recorded in our Consolidated Balance Sheets.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the six months ended June 30, 2025, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended June 30, 2025 and 2024 was an expense of $3.9 million and $7.8 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2025 and 2024 was a benefit of $6.7 million and an expense of $4.8 million, respectively. The income tax expense for the three months ended June 30, 2025 is primarily due to certain of our TRS entities incurring tax expense as a result of interest expense in excess of certain deduction thresholds, partially offset by the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities. The income tax benefit for the six months ended June 30, 2025 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities. The income tax expense for the three and six months ended June 30, 2024 was primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 became effective in June 2024 and was retrospectively applied to the period beginning October 1, 2023. The cumulative tax effect of such interest limitation was recognized in the three months ended June 30, 2024. The impact of the interest limitation was partially offset by the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $14.0 million and $8.2 million as of June 30, 2025 and December 31, 2024, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $2.2 million and $1.9 million as of June 30, 2025 and December 31, 2024, respectively, and related primarily to loss carryforwards.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

We have established an at-the-market offering program that provides for the sale, from time to time, of shares of our common stock, including through forward sales agreements, as described in more detail below (the "ATM Program"). In September 2024, we entered into an ATM Sales Agreement providing for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock under the ATM Program. In June 2025, we amended the ATM Sales Agreement such that the aggregate gross sales price of common stock available for issuance under the ATM Program immediately following the amendment was $2.25 billion. As of June 30, 2025, the remaining amount available under the ATM Program for future sales of common stock was $2.0 billion.

During the three months ended June 30, 2025, we entered into equity forward sales agreements under the ATM Program for 8.7 million shares of our common stock for gross proceeds of $564.5 million, representing an average price of $64.93 per share. During the three months ended June 30, 2025, we settled 2.9 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $188.4 million.

During the six months ended June 30, 2025, we entered into equity forward sales agreements under the ATM Program for 22.8 million shares of our common stock for gross proceeds of $1.5 billion, representing an average price of $66.38 per share. During the six months ended June 30, 2025, we settled 16.4 million shares of common stock under outstanding equity forward sales agreements for net cash proceeds of $1.1 billion. As of June 30, 2025, we maintained unsettled equity forward sales agreements for 9.8 million shares of common stock, or approximately $641.4 million in gross proceeds, with varying maturities through November 2026.

In July 2025, we entered into additional equity forward sales agreements under the ATM Program for 1.3 million shares of common stock, or approximately $80.8 million in gross proceeds, with varying maturities through November 2026.

An equity forward sales agreement enables us to secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. Equity forward sales agreements generally have a maturity of one to two years. At any time during the term of an equity forward sales agreement, we may settle that equity forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding equity forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant equity forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the equity forward sales agreement and certain fixed price reductions for expected dividends on our common stock during the term of the equity forward sales agreement. Our unsettled equity forward sales agreements are accounted for as equity instruments. Refer to “Note 15 – Earnings Per Share.”

Common Stock

In May 2025, our stockholders and Board of Directors approved the increase of authorized common stock from 600 million shares to 1.2 billion shares.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Loss

The following is a summary of our Accumulated other comprehensive loss (dollars in thousands):

	As of June 30, 2025	As of December 31, 2024
Foreign currency translation loss	$(28,622)	$(34,341)
Unrealized loss on available for sale securities	(1,500)	(2,118)
Unrealized (loss) gain on derivative instruments	(3,682)	2,933
Total Accumulated other comprehensive loss	$(33,804)	$(33,526)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$71,462	$21,168	$119,818	$8,628
Net income attributable to noncontrolling interests	3,198	1,781	4,686	3,553
Net income attributable to common stockholders	$68,264	$19,387	$115,132	$5,075
Denominator:
Denominator for basic earnings per share—weighted average shares	452,583	408,097	446,314	405,747
Effect of dilutive securities:
Restricted stock awards	504	308	550	293
OP unitholder interests	3,380	3,418	3,390	3,432
Exchangeable Notes	2,535	—	2,378	—
Equity forward sales agreements	86	—	368	—
Denominator for diluted earnings per share—adjusted weighted average shares	459,088	411,823	453,000	409,472
Basic earnings per share:
Net income	$0.16	$0.05	$0.27	$0.02
Net income attributable to common stockholders	0.15	0.05	0.26	0.01
Diluted earnings per share:
Net income	$0.16	$0.05	$0.26	$0.02
Net income attributable to common stockholders	0.15	0.05	0.25	0.01

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the three and six months ended June 30, 2025 is used as the basis for determining the dilutive effect on earnings per share. The Exchangeable Notes were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2024 as they were antidilutive.

Our unsettled equity forward sales agreements do not impact basic earnings per share. We apply the treasury stock method to our unsettled equity forward sales agreements to determine their dilutive effect, if any. See “Note 14 – Stockholders' Equity.”

NOTE 16—SEGMENT INFORMATION

As of June 30, 2025, we operated through three reportable business segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease these properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable. Total assets by reportable business segment is not disclosed as the chief operating decision maker (“CODM”) does not review such information to evaluate business performance and allocate resources.

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

Summary information by reportable business segment is as follows (dollars in thousands):

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30, 2025
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$220,814	$152,702	$—	$373,516
Resident fees and services	1,032,714	—	—	—	1,032,714
Third-party capital management revenues	—	673	—	3,724	4,397
Income from loans and investments	—	—	—	4,395	4,395
Interest and other income	—	—	—	5,871	5,871
Total revenues	$1,032,714	$221,487	$152,702	$13,990	$1,420,893

Total revenues	$1,032,714	$221,487	$152,702	$13,990	$1,420,893
Less:
Interest and other income	—	—	—	5,871	5,871
Labor (1)	420,212	—	—	—	420,212
Management fees	54,421	—	—	—	54,421
Other segment expenses (2)	271,669	75,001	3,966	—	350,636
Property-level operating expenses	746,302	75,001	3,966	—	825,269
Third-party capital management expenses	—	—	—	1,627	1,627
NOI	$286,412	$146,486	$148,736	$6,492	588,126
Interest and other income					5,871
Interest expense					(150,298)
Depreciation and amortization					(347,719)
General, administrative and professional fees					(42,856)
Transaction, transition and restructuring costs					(4,627)
Other expense					(5,839)
Loss from unconsolidated entities					(1,138)
Gain on real estate dispositions					33,816
Income tax expense					(3,874)
Net income					71,462
Net income attributable to noncontrolling interests					3,198
Net income attributable to common stockholders					$68,264
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30, 2024
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$218,853	$153,934	$—	$372,787
Resident fees and services	817,600	—	—	—	817,600
Third-party capital management revenues	—	706	—	3,626	4,332
Income from loans and investments	—	—	—	1,436	1,436
Interest and other income	—	—	—	4,825	4,825
Total revenues	$817,600	$219,559	$153,934	$9,887	$1,200,980

Total revenues	$817,600	$219,559	$153,934	$9,887	$1,200,980
Less:
Interest and other income	—	—	—	4,825	4,825
Labor (1)	343,099	—	—	—	343,099
Management fees	41,951	—	—	—	41,951
Other segment expenses (2)	218,309	73,286	3,506	—	295,101
Property-level operating expenses	603,359	73,286	3,506	—	680,151
Third-party capital management expenses	—	—	—	1,650	1,650
NOI	$214,241	$146,273	$150,428	$3,412	514,354
Interest and other income					4,825
Interest expense					(149,259)
Depreciation and amortization					(339,848)
General, administrative and professional fees					(37,727)
Loss on extinguishment of debt, net					(420)
Transaction, transition and restructuring costs					(2,886)
Recovery of allowance on loans receivable and investments, net					42
Shareholder relations matters					(37)
Other expense					(8,128)
Loss from unconsolidated entities					(1,652)
Gain on real estate dispositions					49,670
Income tax expense					(7,766)
Net income					21,168
Net income attributable to noncontrolling interests					1,781
Net income attributable to common stockholders					$19,387
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2025
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$442,133	$308,815	$—	$750,948
Resident fees and services	2,001,618	—	—	—	2,001,618
Third-party capital management revenues	—	1,353	—	7,380	8,733
Income from loans and investments	—	—	—	8,719	8,719
Interest and other income	—	—	—	8,949	8,949
Total revenues	$2,001,618	$443,486	$308,815	$25,048	$2,778,967

Total revenues	$2,001,618	$443,486	$308,815	$25,048	$2,778,967
Less:
Interest and other income	—	—	—	8,949	8,949
Labor (1)	812,836	—	—	—	812,836
Management fees	105,032	—	—	—	105,032
Other segment expenses (2)	532,834	150,958	7,493	—	691,285
Property-level operating expenses	1,450,702	150,958	7,493	—	1,609,153
Third-party capital management expenses	—	—	—	3,452	3,452
NOI	$550,916	$292,528	$301,322	$12,647	1,157,413
Interest and other income					8,949
Interest expense					(299,654)
Depreciation and amortization					(669,244)
General, administrative and professional fees					(96,005)
Transaction, transition and restructuring costs					(10,609)
Other expense					(7,251)
Loss from unconsolidated entities					(4,449)
Gain on real estate dispositions					33,985
Income tax benefit					6,683
Net income					119,818
Net income attributable to noncontrolling interests					4,686
Net income attributable to common stockholders					$115,132
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2024
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$437,730	$309,302	$—	$747,032
Resident fees and services	1,630,904	—	—	—	1,630,904
Third-party capital management revenues	—	1,336	—	7,292	8,628
Income from loans and investments	—	—	—	2,725	2,725
Interest and other income	—	—	—	11,605	11,605
Total revenues	$1,630,904	$439,066	$309,302	$21,622	$2,400,894

Total revenues	$1,630,904	$439,066	$309,302	$21,622	$2,400,894
Less:
Interest and other income	—	—	—	11,605	11,605
Labor (1)	687,806	—	—	—	687,806
Management fees	84,017	—	—	—	84,017
Other segment expenses (2)	441,357	147,224	7,244	—	595,825
Property-level operating expenses	1,213,180	147,224	7,244	—	1,367,648
Third-party capital management expenses	—	—	—	3,403	3,403
NOI	$417,724	$291,842	$302,058	$6,614	1,018,238
Interest and other income					11,605
Interest expense					(299,192)
Depreciation and amortization					(640,103)
General, administrative and professional fees					(86,464)
Loss on extinguishment of debt, net					(672)
Transaction, transition and restructuring costs					(7,563)
Recovery of allowance on loans receivable and investments, net					110
Shareholder relations matters					(15,751)
Other expense					(6,794)
Loss from unconsolidated entities					(10,035)
Gain on real estate dispositions					50,011
Income tax expense					(4,762)
Net income					8,628
Net income attributable to noncontrolling interests					3,553
Net income attributable to common stockholders					$5,075
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

Company Overview

Ventas, Inc. is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of June 30, 2025, we owned or had investments in 1,395 properties consisting of 1,357 properties in our reportable business segments (“Segment Properties”) and 38 properties held by unconsolidated real estate entities in our non-segment operations. Our Company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

The following table summarizes information for our portfolio for the six months ended June 30, 2025 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$550,916	47.6%	683
Outpatient medical and research portfolio (OM&R)	292,528	25.3	415
Triple-net leased properties (NNN)	301,322	26.0	259
Non-segment (2)	12,647	1.1	n/a
	$1,157,413	100.0%	1,357
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

2025 Highlights

Investments and Dispositions

•During the six months ended June 30, 2025, we acquired 23 senior housing communities reported within our SHOP segment for an aggregate purchase price of $961.5 million.

•During the six months ended June 30, 2025, we sold one senior housing community in our SHOP segment and 10 properties in our NNN segment for aggregate consideration of $159.0 million and recognized $13.2 million gain on real estate disposition.

•In June 2025, an existing tenant exercised a legally binding and non-cancellable option to purchase 12 OM&R properties in June 2026. This transaction is accounted for as a lease modification resulting in a sales-type lease receivable of $38.5 million and a $20.8 million gain on real estate disposition. In addition, interest income from the sales-type lease receivable will be recognized over the remaining lease term.

•In July 2025, we acquired five senior housing communities reported within our SHOP segment for an aggregate purchase price of $147.7 million.

•In July 2025, we sold three properties in our OM&R segment for aggregate consideration of $9.4 million.

Liquidity and Capital

•As of June 30, 2025, we had $4.7 billion in liquidity, including approximately $3.5 billion of availability under our unsecured revolving credit facility, $614.2 million of cash and cash equivalents on hand, and $633.0 million of net proceeds available from unsettled equity forward sales agreements, partially offset by $17.6 million in amounts outstanding under our uncommitted line for standby letters of credit.

•In April 2025, we amended our unsecured revolving credit facility to, among other things, increase our borrowing capacity from $2.75 billion to $3.5 billion.

Senior Notes

•In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and 3.50% Senior Notes due 2025, respectively, at maturity.

•In June 2025, Ventas Realty issued $500.0 million aggregate principal amount of 5.10% Senior Notes due 2032 in a registered public offering. The proceeds were primarily used for general corporate purposes, which included repayment of other indebtedness and expenses related to the offering.

Derivatives and Hedging

•For the six months ended June 30, 2025, we entered into an aggregate $200.0 million notional amount of 10-year treasury locks to hedge interest rate risk on future debt issuances. The aggregate $200.0 million notional amount of treasury locks have a blended rate of 4.2%.

Equity

•In June 2025, we amended the ATM Sales Agreement such that the aggregate gross sales price of common stock available for issuance under our at-the-market equity offering program (the “ATM Program”) immediately following the amendment was $2.25 billion.

•As of June 30, 2025, the remaining amount available under the ATM Program for future sales of common stock was $2.0 billion.

•Year to date through July 30, 2025, the Company entered into equity forward sales agreements under the ATM Program for 24.1 million shares of common stock with gross proceeds of $1.6 billion, of which 11.1 million shares or $722.2 million of gross proceeds remained outstanding as of July 30, 2025.

•In May 2025, our stockholders and Board of Directors approved the increase of authorized common stock from 600 million shares to 1.2 billion shares.

Other Items

•During the six months ended June 30, 2025, the Ventas Fund, an equity method investee, acquired one senior housing community and two outpatient medical buildings for an aggregate purchase price of $109.0 million.

•During the six months ended June 30, 2025, we transitioned 11 senior housing communities located in the United Kingdom within our NNN segment to our SHOP segment. Our SHOP operations in the UK are subject to a variety of UK laws and regulations, including laws and regulations related to quality of care, licensure, government reimbursement, fraud and abuse and data privacy.

New Legislation

On July 4, 2025, H.R. 1 (the “Bill”) was signed into law. The Bill includes several significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, reforms to Medicaid, and other changes to the Internal Revenue Code (the “Code”) that affect us and our investors.

As a REIT, we are required to meet various (a) organizational requirements, (b) gross income tests, (c) asset tests, and (d) annual dividend requirements imposed under the Code. Provided that we qualify to be taxed as a REIT, generally we are entitled to a deduction for dividends that we pay and therefore are not subject to U.S. federal corporate income tax on our REIT taxable income that currently is distributed to our stockholders. This treatment substantially eliminates the “double taxation” at the corporate and stockholder levels that generally results from an investment in a C corporation. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal, state and foreign income taxes.

Among other things, the Bill (i) permanently extended the 20% deduction for “qualified REIT dividends” for our stockholders who are individuals and non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to our TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies to us by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

The Bill also contains numerous provisions that may affect our managers’, tenants’ or borrowers’ operations, including but not limited to provisions that pertain to funding of government reimbursement programs, which in turn may affect our business, financial condition, or results of operations. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for additional discussion of the risks and uncertainties we and our managers, tenants or borrowers may face.

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

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect to early adopt, expect to include additional required disclosures in our 2025 annual report on Form 10-K and are continuing to evaluate the impacts.

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

Results of Operations

As of June 30, 2025, we operated through three reportable business segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease these properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable.

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

Three Months Ended June 30, 2025 and 2024

The table below shows our results of operations for the three months ended June 30, 2025 and 2024 and the effect of changes in those results from period to period on our Net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2025	2024	$	%
NOI:
SHOP	$286,412	$214,241	$72,171	33.7%
OM&R	146,486	146,273	213	0.1
NNN	148,736	150,428	(1,692)	(1.1)
Non-segment	6,492	3,412	3,080	90.3
Total NOI	588,126	514,354	73,772	14.3
Interest and other income	5,871	4,825	1,046	21.7
Interest expense	(150,298)	(149,259)	(1,039)	(0.7)
Depreciation and amortization	(347,719)	(339,848)	(7,871)	(2.3)
General, administrative and professional fees	(42,856)	(37,727)	(5,129)	(13.6)
Loss on extinguishment of debt, net	—	(420)	420	100.0
Transaction, transition and restructuring costs	(4,627)	(2,886)	(1,741)	(60.3)
Recovery of allowance on loans receivable and investments, net	—	42	(42)	(100.0)
Shareholder relations matters	—	(37)	37	100.0
Other expense	(5,839)	(8,128)	2,289	28.2
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	42,658	(19,084)	61,742	nm
Loss from unconsolidated entities	(1,138)	(1,652)	514	31.1
Gain on real estate dispositions	33,816	49,670	(15,854)	(31.9)
Income tax expense	(3,874)	(7,766)	3,892	50.1
Net income	71,462	21,168	50,294	nm
Net income attributable to noncontrolling interests	3,198	1,781	1,417	79.6
Net income attributable to common stockholders	$68,264	$19,387	$48,877	nm
______________________________
nm - not meaningful

NOI—SHOP Segment

The following table summarizes results of operations in our SHOP segment as of June 30, 2025 (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—SHOP:
Resident fees and services	$1,032,714	$817,600	$215,114	26.3%
Less: Property-level operating expenses	(746,302)	(603,359)	(142,943)	(23.7)
NOI	$286,412	$214,241	$72,171	33.7

	Segment Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Total communities	683	582	86.5%	83.8%	$5,241	$4,893

Resident fees and services include all amounts earned from residents at the senior housing communities in our SHOP segment, such as rental fees related to resident leases, extended healthcare fees and other ancillary service income. Property-level operating expenses related to our SHOP segment include labor, food, utilities, real estate taxes, insurance, repairs and maintenance, marketing, management fees, supplies and other costs of operating the properties. For senior housing communities in our SHOP segment, occupancy generally reflects average operator-reported unit occupancy for the reporting period. Average monthly revenue per occupied room reflects average resident fees and services per operator-reported occupied unit for the reporting period.

The increase in our SHOP segment NOI for the three months ended June 30, 2025 compared to the same period in 2024 was primarily driven by revenue growth due to increase in average occupancy, revenue per occupied room and more properties as a result of net acquisitions, partially offset by higher property-level operating expenses due to more assets, higher occupancy and inflationary increases.

The following table compares results of operations for our 506 Same-Store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding Same-Store NOI for each of our reportable business segments.

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—SHOP:
Resident fees and services	$795,957	$735,304	$60,653	8.2%
Less: Property-level operating expenses	(569,889)	(535,844)	(34,045)	(6.4)
NOI	$226,068	$199,460	$26,608	13.3

	Segment Properties at June 30,		Average Unit Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Same-Store communities	506	506	87.6%	85.2%	$5,261	$4,998

The increase in our Same-Store SHOP segment NOI for the three months ended June 30, 2025 compared to the same period in 2024 was primarily driven by higher average occupancy and revenue per occupied room, partially offset by higher property-level operating expenses due to higher occupancy and inflationary increases.

NOI—OM&R Segment

The following table summarizes results of operations in our OM&R segment as of June 30, 2025 (dollars in thousands). For properties in our OM&R segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—OM&R:
Rental income	$220,814	$218,853	$1,961	0.9%
Third-party capital management revenues	673	706	(33)	(4.7)
Total revenues	221,487	219,559	1,928	0.9
Less:
Property-level operating expenses	(75,001)	(73,286)	(1,715)	(2.3)
NOI	$146,486	$146,273	$213	0.1

	Segment Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Total OM&R	415	428	87.9%	87.9%	$38	$37

The $0.2 million increase in our OM&R segment NOI for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to new leasing activity and high tenant retention, partially offset by higher property-level operating expenses and dispositions.

The following table compares results of operations for our 403 Same-Store OM&R properties (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—OM&R:
Rental income	$208,811	$205,574	$3,237	1.6%
Less: Property-level operating expenses	(69,554)	(67,682)	(1,872)	(2.8)
NOI	$139,257	$137,892	$1,365	1.0

	Segment Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Same-Store OM&R	403	403	89.9%	89.6%	$38	$37

The $1.4 million increase in our Same-Store OM&R segment NOI for the three months ended June 30, 2025 compared to the same period in 2024 is primarily due to higher occupancy driven by new leasing activity and high tenant retention, partially offset by higher property-level operating expenses.

NOI—NNN Segment

The following table summarizes results of operations in our 259 NNN segment properties as of June 30, 2025 (dollars in thousands):

	For the Three Months Ended June 30,		Decrease to NOI
	2025	2024	$	%
NOI—NNN:
Rental income	$152,702	$153,934	$(1,232)	(0.8)%
Less: Property-level operating expenses	(3,966)	(3,506)	(460)	(13.1)
NOI	$148,736	$150,428	$(1,692)	(1.1)

In our NNN segment, our revenues generally consist of fixed rental amounts (subject to contractual escalations) received from our tenants in accordance with the applicable lease terms. We report revenues and property-level operating expenses within our NNN segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants.

The $1.7 million decrease in our NNN segment NOI for the three months ended June 30, 2025 compared to the same period in 2024 was primarily driven by a $6.7 million decrease in rental income from senior housing communities that converted to our SHOP segment and a $3.9 million decrease from dispositions and lease expirations, partially offset by a $4.6 million increase from acquisitions and a $4.3 million net increase in contractual rent escalators and timing of rent collection.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our NNN segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net financials are delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the trailing 12 months ended December 31, 2024 and 2023 related to the triple-net leased properties we owned at June 30, 2025 and 2024, respectively. The table excludes non-stabilized properties, certain properties for which we do not receive occupancy information and properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at June 30, 2025	Average Occupancy for the 12 Months Ended March 31, 2025	Number of Properties Owned at June 30, 2024	Average Occupancy for the 12 Months Ended March 31, 2024
Senior housing communities	165	78.7%	209	78.2%
SNFs	18	86.9	16	83.8
IRFs and LTACs	34	58.5	36	52.7

The following table compares results of operations for our 249 Same-Store NNN properties (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—NNN:
Rental income	$139,036	$135,834	$3,202	2.4%
Less: Property-level operating expenses	(2,826)	(2,696)	(130)	(4.8)
NOI	$136,210	$133,138	$3,072	2.3

The increase in our Same-Store NNN segment rental income for the three months ended June 30, 2025 compared to the same period in 2024 was attributable primarily to a net increase in contractual rent escalators and timing of rent collection.

NOI—Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. The $3.1 million increase in non-segment NOI for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to interest income from a secured loan receivable made in September 2024.

Corporate Results

Interest and other income

The $1.0 million increase in Interest and other income for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to higher construction management fee income, partially offset by a decrease in overall cash and cash equivalents invested in short-term money market funds.

Interest expense

The $1.0 million increase in Interest expense, net of capitalized interest, for the three months ended June 30, 2025 compared to the same period in 2024 was driven primarily by higher rates, partially offset by a reduction in overall debt balance. Our weighted average effective interest rate was 4.55% and 4.43% for the three months ended June 30, 2025 and 2024, respectively. Our weighted average debt outstanding was $13.0 billion and $13.3 billion for the three months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization

The $7.9 million increase in Depreciation and amortization expense for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to a $44.6 million increase from a net increase in depreciable real estate assets, partially offset by a $28.1 million decrease in amortization related to intangible assets that were fully amortized and a $9.1 million decrease in impairments.

General, administrative and professional fees

The $5.1 million increase in General, administrative and professional fees for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to our expanded employee base consistent with enterprise growth and inflationary increases.

Loss on extinguishment of debt, net

Loss on extinguishment of debt, net for the three months ended June 30, 2025 compared to the same period in 2024 was relatively consistent.

Transaction, transition and restructuring costs

The $1.7 million increase in Transaction, transition and restructuring costs for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to increased business model conversion costs.

Recovery of allowance on loans receivable and investments, net

Recovery of allowance on loans receivable and investments, net for the three months ended June 30, 2025 compared to the same period in 2024 was relatively consistent.

Shareholder relations matters

Shareholder relations matters for the three months ended June 30, 2024 was related to proxy advisory costs related to our response to a proxy campaign associated with the Company’s 2024 annual meeting of stockholders and such costs did not reoccur in 2025.

Other expense

The $2.3 million decrease in Other expense for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase in gains from the exercise of Brookdale Warrants and sale of underlying Brookdale Common Stock in 2025.

Loss from unconsolidated entities

The $0.5 million decrease in Loss from unconsolidated entities for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to improved performance from our unconsolidated entities.

Gain on real estate dispositions

For the three months ended June 30, 2025, we sold 10 properties for a $13.2 million gain and entered into a sales-type lease which resulted in a gain of $20.8 million. For the three months ended June 30, 2024, we sold 32 properties for a gain of $49.7 million.

Income tax expense

The $3.9 million income tax expense for the three months ended June 30, 2025 is primarily due to certain of our TRS entities incurring tax expense as a result of interest expense in excess of certain deduction thresholds, partially offset by the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities. The $7.8 million income tax expense for the three months ended June 30, 2024 was primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 became effective in June 2024 and was retrospectively applied to the period beginning October 1, 2023. The cumulative tax effect of such interest limitation was recognized in the three months ended June 30, 2024. The impact of the interest limitation was partially offset by the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities.

Six Months Ended June 30, 2025 and 2024

The table below shows our results of operations for the six months ended June 30, 2025 and 2024 and the effect of changes in those results from period to period on our Net income attributable to common stockholders (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2025	2024	$	%
NOI:
SHOP	$550,916	$417,724	$133,192	31.9%
OM&R	292,528	291,842	686	0.2
NNN	301,322	302,058	(736)	(0.2)
Non-segment	12,647	6,614	6,033	91.2
Total NOI	1,157,413	1,018,238	139,175	13.7
Interest and other income	8,949	11,605	(2,656)	(22.9)
Interest expense	(299,654)	(299,192)	(462)	(0.2)
Depreciation and amortization	(669,244)	(640,103)	(29,141)	(4.6)
General, administrative and professional fees	(96,005)	(86,464)	(9,541)	(11.0)
Loss on extinguishment of debt, net	—	(672)	672	100.0
Transaction, transition and restructuring costs	(10,609)	(7,563)	(3,046)	(40.3)
Recovery of allowance on loans receivable and investments, net	—	110	(110)	(100.0)
Shareholder relations matters	—	(15,751)	15,751	100.0
Other expense	(7,251)	(6,794)	(457)	(6.7)
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	83,599	(26,586)	110,185	nm
Loss from unconsolidated entities	(4,449)	(10,035)	5,586	55.7
Gain on real estate dispositions	33,985	50,011	(16,026)	(32.0)
Income tax benefit (expense)	6,683	(4,762)	11,445	nm
Net income	119,818	8,628	111,190	nm
Net income attributable to noncontrolling interests	4,686	3,553	(1,133)	(31.9)
Net income attributable to common stockholders	$115,132	$5,075	$110,057	nm
______________________________
nm - not meaningful

NOI—SHOP Segment

The following table summarizes results of operations in our SHOP segment as of June 30, 2025 (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—SHOP:
Resident fees and services	$2,001,618	$1,630,904	$370,714	22.7%
Less: Property-level operating expenses	(1,450,702)	(1,213,180)	(237,522)	(19.6)
NOI	$550,916	$417,724	$133,192	31.9

	Segment Properties at June 30,		Average Unit Occupancy for the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room for the Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Total communities	683	582	86.3%	83.3%	$5,188	$4,914

The increase in our SHOP segment NOI for the six months ended June 30, 2025 compared to the same period in 2024 was primarily driven by revenue growth due to increase in average occupancy, revenue per occupied room and more properties as a result of net acquisitions, partially offset by higher property-level operating expenses due to more assets, higher occupancy and inflationary increases.

The following table compares results of operations for our 502 Same-Store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding Same-Store NOI for each of our reportable business segments.

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—SHOP:
Resident fees and services	$1,569,725	$1,453,891	$115,834	8.0%
Less: Property-level operating expenses	(1,127,394)	(1,066,606)	(60,788)	(5.7)
NOI	$442,331	$387,285	$55,046	14.2

	Segment Properties at June 30,		Average Unit Occupancy for the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room for the Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Same-Store communities	502	502	87.5%	84.8%	$5,229	$4,997

The increase in our Same-Store SHOP segment NOI for the six months ended June 30, 2025 compared to the same period in 2024 was primarily driven by higher average occupancy and revenue per occupied room, partially offset by higher property-level operating expenses due to higher occupancy and inflationary increases.

NOI—OM&R Segment

The following table summarizes results of operations in our OM&R segment as of June 30, 2025 (dollars in thousands). For properties in our OM&R segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—OM&R:
Rental income	$442,133	$437,730	$4,403	1.0%
Third-party capital management revenues	1,353	1,336	17	1.3
Total revenues	443,486	439,066	4,420	1.0
Less:
Property-level operating expenses	(150,958)	(147,224)	(3,734)	(2.5)
NOI	$292,528	$291,842	$686	0.2

	Segment Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Total OM&R	415	428	87.9%	87.9%	$38	$37

The $0.7 million increase in our OM&R segment NOI for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to new leasing activity, high tenant retention and a development project placed in service, partially offset by higher property-level operating expenses and dispositions.

The following table compares results of operations for our 402 Same-Store OM&R properties (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—OM&R:
Rental income	$415,486	$407,349	$8,137	2.0%
Less: Property-level operating expenses	(138,709)	(134,330)	(4,379)	(3.3)
NOI	$276,777	$273,019	$3,758	1.4

	Segment Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Same-Store OM&R	402	402	89.9%	89.7%	$38	$37

The $3.8 million increase in our Same-Store OM&R segment NOI for the six months ended June 30, 2025 compared to the same period in 2024 is primarily due to higher occupancy driven by new leasing activity and high tenant retention, partially offset by higher property-level operating expenses.

NOI— NNN Segment

The following table summarizes results of operations in our 259 NNN segment properties as of June 30, 2025 (dollars in thousands):

	For the Six Months Ended June 30,		Decrease to NOI
	2025	2024	$	%
NOI—NNN:
Rental income	$308,815	$309,302	$(487)	(0.2)%
Less: Property-level operating expenses	(7,493)	(7,244)	(249)	(3.4)
NOI	$301,322	$302,058	$(736)	(0.2)

The $0.7 million decrease in our NNN segment NOI for the six months ended June 30, 2025 compared to the same period in 2024 was primarily driven by a $10.5 million decrease in rental income from senior housing communities that converted to our SHOP segment and a $5.9 million decrease from dispositions and lease expirations, partially offset by a $9.3 million increase from acquisitions, a $6.4 million net increase in contractual rent escalators and timing of rent collection.

The following table compares results of operations for our 249 Same-Store NNN properties (dollars in thousands):

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—NNN:
Rental income	$276,863	$271,123	$5,740	2.1%
Less: Property-level operating expenses	(6,046)	(5,739)	(307)	(5.3)
NOI	$270,817	$265,384	$5,433	2.0

The increase in our Same-Store NNN segment rental income for the six months ended June 30, 2025 compared to the same period in 2024 was attributable primarily to a net increase in contractual rent escalators and timing of rent collection.

NOI—Non-Segment

The $6.0 million increase in non-segment NOI for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to interest income from a secured loan receivable made in September 2024.

Corporate Results

Interest and other income

The $2.7 million decrease in Interest and other income for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to a decrease in overall cash and cash equivalents invested in short-term money market funds, partially offset by higher construction management fee income.

Interest expense

The $0.5 million increase in Interest expense, net of capitalized interest for the six months ended June 30, 2025 compared to the same period in 2024 was driven primarily by higher rates, partially offset by a reduction in overall debt balance. Our weighted average effective interest rate was 4.51% and 4.37% for the six months ended June 30, 2025 and 2024, respectively. Our weighted average debt outstanding was $13.1 billion and $13.4 billion for the six months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization

The $29.1 million increase in Depreciation and amortization expense for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to a $78.2 million increase from a net increase in depreciable real estate assets, and a $6.1 million increase in impairments, partially offset by a $56.0 million decrease in amortization related to intangible assets that were fully amortized.

General, administrative and professional fees

The $9.5 million increase in General, administrative and professional fees for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to our expanded employee base consistent with enterprise growth and inflationary increases.

Loss on extinguishment of debt, net

Loss on extinguishment of debt, net for the six months ended June 30, 2025 was relatively consistent.

Transaction, transition and restructuring costs

The $3.0 million increase in Transaction, transition and restructuring costs for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increased business model conversion costs.

Recovery of allowance on loans receivable and investments, net

Recovery of allowance on loans receivable and investments, net for the six months ended June 30, 2025 compared to the same period in 2024 was relatively consistent.

Shareholder relations matters

Shareholder relations matters of $15.8 million for the six months ended June 30, 2024 was related to proxy advisory costs related to our response to a proxy campaign associated with the Company’s 2024 annual meeting of stockholders and such costs did not reoccur in 2025.

Other expense

The $0.5 million increase in Other expense for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due an increase in gains from the exercise of Brookdale Warrants and sale of underlying Brookdale Common Stock in 2025, partially offset by higher net insurance costs.

Loss from unconsolidated entities

The $5.6 million decrease in Loss from unconsolidated entities for the six months ended June 30, 2025 compared to the same period in 2024 is primarily due to improved performance from our unconsolidated entities.

Gain on real estate dispositions

For the six months ended June 30, 2025, we sold 11 properties for a gain of $13.2 million and entered into a sales-type lease which resulted in a gain of $20.8 million. For the six months ended June 30, 2024, we sold 48 properties for a gain of $50.0 million.

Income tax benefit (expense)

The $6.7 million of income tax benefit for the six months ended June 30, 2025 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities. The $4.8 million of income tax expense for the six months ended June 30, 2024 was primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 became effective in June 2024 and was retrospectively applied to the period beginning October 1, 2023. The cumulative tax effect of such interest limitation was recognized in the three months ended June 30, 2024. The impact of the interest limitation was partially offset by the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities.

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

The non-GAAP financial measures we present in this Quarterly Report on Form 10-Q may not be comparable to those presented by other companies, which may define similarly titled measures differently than we do. You should not consider these measures as alternatives for, or superior to, financial measures calculated in accordance with GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with the most directly comparable GAAP measures as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

Nareit Funds From Operations and Normalized Funds From Operations Attributable to Common Stockholders

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Nareit Funds From Operations attributable to common stockholders (“FFO”) and Normalized FFO attributable to common stockholders (“Normalized FFO”) to be appropriate supplemental measures of operating performance of an equity REIT. We believe that the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies. We believe that Normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance across periods on a consistent basis. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.

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

The following table summarizes our FFO and Normalized FFO for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$68,264	$19,387	$115,132	$5,075
Adjustments:
Depreciation and amortization on real estate assets	346,214	339,186	666,413	638,800
Depreciation on real estate assets related to noncontrolling interests	(3,973)	(3,723)	(8,144)	(7,594)
Depreciation on real estate assets related to unconsolidated entities	18,716	12,012	34,711	23,817
Gain on real estate dispositions	(33,816)	(49,670)	(33,985)	(50,011)
Gain on real estate dispositions related to noncontrolling interests	—	—	—	9
Gain on real estate dispositions related to unconsolidated entities	(62)	—	(25)	—
Nareit FFO attributable to common stockholders	395,343	317,192	774,102	610,096
Adjustments:
(Gain) loss on derivatives, net	(1,074)	1,387	(9,458)	(7,953)
Non-cash impact of income tax benefit	748	6,074	(13,032)	1,379
Loss on extinguishment of debt, net	—	420	—	672
Transaction, transition and restructuring costs	4,627	2,886	10,609	7,563
Amortization of other intangibles	121	96	243	193
Non-cash impact of changes to executive equity compensation plan	(1,042)	(2,366)	8,429	5,195
Significant disruptive events, net	958	2,363	5,024	3,522
Recovery of allowance on loans receivable and investments, net	—	(42)	—	(110)
Normalizing items related to noncontrolling interests and unconsolidated entities, net	463	770	949	6,726
Other normalizing items, net (1)	(1)	339	(1)	18,411
Normalized FFO attributable to common stockholders	$400,143	$329,119	$776,865	$645,694
______________________________
(1)    For the three and six months ended June 30, 2024, primarily related to shareholder relations matters and certain legal matters.

NOI

We consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses. In order to facilitate a clear understanding of our historical consolidated operating results, NOI should be examined in conjunction with Net income attributable to common stockholders as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$68,264	$19,387	$115,132	$5,075
Adjustments:
Interest and other income	(5,871)	(4,825)	(8,949)	(11,605)
Interest expense	150,298	149,259	299,654	299,192
Depreciation and amortization	347,719	339,848	669,244	640,103
General, administrative and professional fees	42,856	37,727	96,005	86,464
Loss on extinguishment of debt, net	—	420	—	672
Transaction, transition and restructuring costs	4,627	2,886	10,609	7,563
Recovery of allowance on loans receivable and investments, net	—	(42)	—	(110)
Shareholder relations matters	—	37	—	15,751
Other expense	5,839	8,128	7,251	6,794
Net income attributable to noncontrolling interests	3,198	1,781	4,686	3,553
Loss from unconsolidated entities	1,138	1,652	4,449	10,035
Gain on real estate dispositions	(33,816)	(49,670)	(33,985)	(50,011)
Income tax expense (benefit)	3,874	7,766	(6,683)	4,762
NOI	$588,126	$514,354	$1,157,413	$1,018,238

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of June 30, 2025	As of December 31, 2024
Investment mix by asset type (1):
Senior housing communities	68.3%	67.3%
Outpatient medical buildings	19.0	19.7
Research centers	5.7	5.3
Other healthcare facilities	4.4	4.5
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.9	2.0
Skilled nursing facilities (“SNFs”)	0.7	1.2
Total	100.0%	100.0%
Investment mix by manager and tenant (1):
Atria	20.5%	21.0%
Sunrise	9.7	9.9
Lillibridge	9.6	9.8
Le Groupe Maurice	6.5	6.4
Brookdale	6.4	6.6
Wexford	5.4	5.1
Ardent	4.7	4.9
Kindred	1.2	1.3
All other	36.0	35.0
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale, development properties not yet operational and land parcels) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operations mix by manager and tenant and business model:
Total Revenues:
SHOP	72.7%	68.1%	72.0%	67.9%
Brookdale (1)(2)	2.8	3.1	2.9	3.1
Ardent (3)	2.7	3.1	2.8	3.1
Kindred	2.5	2.8	2.6	2.8
All others	19.3	22.9	19.7	23.1
Total	100.0%	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	48.7%	41.7%	47.6%	41.0%
Brookdale (1)(2)	6.8	7.2	6.9	7.3
Ardent (3)	6.5	7.3	6.6	7.3
Kindred	5.9	6.6	6.1	6.6
All others	32.1	37.2	32.8	37.8
Total	100.0%	100.0%	100.0%	100.0%
Operations mix by geographic location:
Total Revenues:
California	12.5%	13.5%	12.7%	13.5%
Texas	8.2	6.6	7.7	6.5
New York	6.8	7.1	6.9	7.2
Quebec, Canada	5.4	5.9	5.4	5.9
Illinois	4.3	4.7	4.4	4.7
All others	62.8	62.2	62.9	62.2
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1)Excludes nine and 10 senior housing communities which are included in our SHOP segment as of June 30, 2025 and 2024, respectively.
(2)2025 and 2024 includes $6.6 million and $10.7 million, respectively, of amortization of up-front consideration received in 2020 from a revised master lease agreement with Brookdale. For the six months ended June 30, 2025 and 2024, includes $13.2 million and $21.3 million, respectively, of amortization of up-front consideration received in 2020 from a revised master lease agreement with Brookdale.
(3)Includes 11 properties in our NNN segment and 19 outpatient medical buildings leased in whole or in part to Ardent.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have an adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have an adverse effect on us. During the six months ended June 30, 2025, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

Tenant Lease Expirations
The following table summarizes our lease expirations in our OM&R and NNN segments, excluding real estate assets classified as held for sale, over the next 10 years and thereafter, assuming that none of the tenants exercise any of their renewal or purchase options, as of June 30, 2025 (dollars and square feet in thousands):

	Expiration Year
	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Thereafter
OM&R:
Square Feet	1,275	2,373	2,964	2,450	2,636	2,059	1,450	1,670	1,182	2,448	2,022
OM&R Annualized Base Rent (1)	$38,484	$62,345	$87,855	$71,142	$74,117	$58,713	$32,543	$47,978	$36,431	$67,266	$58,019
% of Total OM&R Annualized Base Rent	6%	10%	14%	11%	12%	9%	5%	8%	6%	11%	9%

NNN:
Segment Properties	57	31	6	16	18	27	2	7	8	5	81
NNN Annualized Base Rent (1)(2)	$66,308	$40,556	$10,518	$46,571	$11,870	$87,115	$1,991	$6,065	$7,154	$16,481	$208,710
% of Total NNN Annualized Base Rent	13%	8%	2%	9%	2%	17%	—%	1%	1%	3%	41%

Total OM&R and NNN Annualized Base Rent	$104,792	$102,902	$98,373	$117,713	$85,987	$145,829	$34,534	$54,043	$43,585	$83,746	$266,728
% of Total OM&R and NNN Annualized Base Rent	9%	9%	9%	10%	8%	13%	3%	5%	4%	7%	23%
______________________________
(1)Annualized Base Rent (“ABR”) represents the annualized contractual cash base rent as of quarter end. ABR does not include future rent escalators, percentage rent, which is a rental charge typically based on certain tenants' gross revenue, common area maintenance charges or non-cash items such as straight-line rental income, the amortization of above / below market lease intangibles or other items.

(2)The expiration of ABR in 2025 includes rent associated with 56 senior housing properties currently leased to Brookdale, 45 of which are intended to be converted to our SHOP segment on or after September 1, 2025. The expiration of ABR in 2030 includes rent associated with 20 LTACs currently leased to Kindred. The expiration of ABR in 2034 includes rent associated with 5 LTACs currently leased to Kindred. The expiration of ABR Thereafter includes rent associated with 65 properties currently leased to Brookdale.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility and commercial paper program, and proceeds from asset sales.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund acquisitions, investments and commitments and any development and redevelopment activities; (v) fund capital expenditures; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. Depending upon the availability of external capital, we believe our liquidity is sufficient to fund these uses of cash. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, unsettled equity forward sales agreements, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (including, in whole or in part, through joint venture arrangements) and borrowings under our revolving credit facility and commercial paper program. However, an inability to access liquidity through multiple capital sources concurrently could have a material adverse effect on us.

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the six months ended June 30, 2025, our material contractual obligations decreased primarily due to the net repayment of senior notes. See “Note 10 – Senior Notes Payable and Other Debt” and “Note 12 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of June 30, 2025, our $3.5 billion unsecured revolving credit facility had $1.4 million of borrowings outstanding and an additional $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of June 30, 2025 and December 31, 2024, we had no borrowings outstanding under our commercial paper program.

Ventas Realty has a $500.0 million unsecured term loan priced at 0.10% plus SOFR (“Adjusted SOFR”) plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants. It matures in June 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Ventas Realty has a $200.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of June 30, 2025, we had a $100.0 million uncommitted line for standby letters of credit, which had an outstanding balance of $17.6 million. The agreement governing the line contains certain customary covenants and, under its terms, we are required to pay a commission on each outstanding letter of credit at a fixed rate.

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

As of June 30, 2025, we had $862.5 million, aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62% inclusive of the impact of the amortization of issuance costs. During the three and six months ended June 30, 2025, we recognized $8.1 million and $16.2 million, respectively, of contractual interest expense and amortization of issuance costs of $1.8 million and $3.5 million, respectively, related to the Exchangeable Notes. Unamortized issuance costs of $6.7 million as of June 30, 2025 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets.

The Exchangeable Notes are currently exchangeable at an exchange rate of 18.2628 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $54.76 per share of common stock). The exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver (or cause to be delivered), as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Ventas Realty’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Prior to the close of business on the business day immediately preceding March 1, 2026, the Exchangeable Notes are exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture governing the Exchangeable Notes. On or after March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes are exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

Senior Notes

In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and 3.50% Senior Notes due 2025, respectively, at maturity.

In June 2025, Ventas Realty issued $500.0 million aggregate principal amount of 5.10% Senior Notes due 2032 in a registered public offering. The proceeds were primarily used for general corporate purposes, which included repayment of other indebtedness and expenses related to the offering.

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

As of June 30, 2025, our variable rate debt obligations of $1.2 billion reflect, in part, the effect of $140.9 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

As of June 30, 2025, our fixed rate debt obligations of $11.9 billion reflect, in part, the effect of $126.0 million and C$603.3 million ($443.3 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2025 Activity

For the six months ended June 30, 2025, we entered into an aggregate $200.0 million notional amount of 10-year treasury locks to hedge interest rate risk on future debt issuances. The aggregate $200.0 million notional amount of treasury locks have a blended rate of 4.2%.

During the three and six months ended June 30, 2025, approximately $0.5 million and $2.0 million, respectively, of realized gain primarily relating to our interest rate swaps was reclassified into Interest expense in our Consolidated Statements of Income. Approximately $0.7 million of unrealized losses, which are included in Accumulated other comprehensive income as of June 30, 2025, are expected to be reclassified into earnings within the next 12 months.

Capital Stock

We have established an at-the-market offering program that provides for the sale, from time to time, of shares of our common stock, including through forward sales agreements, as described in more detail below (the "ATM Program"). In September 2024, we entered into an ATM Sales Agreement providing for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock under the ATM Program. In June 2025, we amended the ATM Sales Agreement such that the aggregate gross sales price of common stock available for issuance under the ATM Program immediately following the amendment was $2.25 billion. As of June 30, 2025, the remaining amount available under the ATM Program for future sales of common stock was $2.0 billion.

During the three months ended June 30, 2025, we entered into equity forward sales agreements under the ATM Program for 8.7 million shares of our common stock for gross proceeds of $564.5 million, representing an average price of $64.93 per share. During the three months ended June 30, 2025, we settled 2.9 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $188.4 million.

During the six months ended June 30, 2025, we entered into equity forward sales agreements under the ATM Program for 22.8 million shares of our common stock for gross proceeds of $1.5 billion, representing an average price of $66.38 per share. During the six months ended June 30, 2025, we settled 16.4 million shares of common stock under outstanding equity forward sales agreements for net cash proceeds of $1.1 billion. As of June 30, 2025, we maintained unsettled equity forward sales agreements for 9.8 million shares of common stock, or approximately $641.4 million in gross proceeds, with varying maturities through November 2026.

In July 2025, we entered into additional equity forward sales agreements under the ATM Program for 1.3 million shares of common stock, or approximately $80.8 million in gross proceeds, with varying maturities through November 2026.

An equity forward sales agreement enables us to secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. Equity forward sales agreements generally have a maturity of one to two years. At any time during the term of an equity forward sales agreement, we may settle that equity forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding equity forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant equity forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the equity forward sales agreement and certain fixed price reductions for expected dividends on our common stock during the term of the equity forward sales agreement. Our unsettled equity forward sales agreements are accounted for as equity instruments. Refer to “Note 15 – Earnings Per Share.”

Common Stock

In May 2025, our stockholders and Board of Directors approved the increase of authorized common stock from 600 million shares to 1.2 billion shares.

Dividends

During the six months ended June 30, 2025, we declared a dividend of $0.48 per share of our common stock in each of the first and second quarters. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2025.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,		Change
	2025	2024	$	%
Cash, cash equivalents and restricted cash at beginning of period	$957,233	$563,462	$393,771	69.9%
Net cash provided by operating activities	796,482	602,320	194,162	32.2
Net cash used in investing activities	(1,088,164)	(411,387)	(676,777)	(164.5)
Net cash provided by (used in) financing activities	7,830	(135,427)	143,257	105.8
Effect of foreign currency translation	3,376	(3,684)	7,060	191.6
Cash, cash equivalents and restricted cash at end of period	$676,757	$615,284	$61,473	10.0
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $194.2 million during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to growth in our SHOP business and increase in cash from working capital.

Cash Flows from Investing Activities

Net cash used in investing activities increased $676.8 million during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a $635.5 million increase from higher real estate investments.

Cash Flows from Financing Activities

The change from net cash used in financing activities in 2024 to net cash provided by financing activities in 2025 is primarily due to a $573.0 million increase in issuances of common stock, partially offset by a $427.5 million net decrease in debt.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the entities and any outstanding loans receivable. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, as of June 30, 2025, we had $18.4 million outstanding letters of credit obligations.

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

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30, 2025	As of December 31, 2024	As of June 30, 2024
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,274,518	$9,744,519	$9,386,263
Unsecured term loans	—	400,000	400,000
Mortgage loans and other	2,659,357	2,684,014	2,749,601
Subtotal fixed rate	11,933,875	12,828,533	12,535,864
Variable rate:
Unsecured revolving credit facility	1,374	6,397	3,161
Unsecured term loans	700,000	300,000	300,000
Mortgage loans and other	519,625	483,872	436,516
Subtotal variable rate	1,220,999	790,269	739,677
Total	$13,154,874	$13,618,802	$13,275,541
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	70.5%	71.6%	70.7%
Unsecured term loans	—	2.9	3.0
Mortgage loans and other	20.2	19.7	20.7
Variable rate:
Unsecured revolving credit facility	—	—	—
Unsecured term loans	5.3	2.2	2.3
Mortgage loans and other	4.0	3.6	3.3
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	4.2%	4.1%	4.0%
Unsecured term loans	—	4.7	4.7
Mortgage loans and other	4.3	4.3	4.3
Variable rate:
Unsecured revolving credit facility	5.0	5.3	5.9
Unsecured term loans	5.3	5.3	6.3
Mortgage loans and other	4.6	5.1	6.2
Total	4.3	4.2	4.2

The variable rate debt as of June 30, 2025 in the table above reflects, in part, the effect of $140.9 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt as of June 30, 2025 in the table above reflects, in part, the effect of $126.0 million and C$603.3 million ($443.3 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

The increase in our outstanding variable rate debt at June 30, 2025 compared to December 31, 2024 is primarily attributable to the maturity of a $400.0 million variable to fixed interest rate swap in March 2025.

The decrease in our outstanding fixed rate debt at June 30, 2025 compared to December 31, 2024 was primarily attributable to the net repayment of senior notes and the maturity of a $400.0 million variable to fixed interest rate swap in March 2025.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of June 30, 2025 of $1.2 billion, interest expense on an annualized basis would increase by approximately $12.2 million, or $0.03 per diluted common share.

As of June 30, 2025 and December 31, 2024, our joint venture partners’ aggregate share of total consolidated debt was $326.0 million and $310.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $721.5 million and $676.8 million as of June 30, 2025 and December 31, 2024, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of June 30, 2025	As of December 31, 2024
Gross book value	$11,933,875	$12,828,533
Fair value	11,914,881	12,620,797
Fair value reflecting change in interest rates:
-100 basis points	12,406,406	13,078,684
+100 basis points	11,461,261	12,158,222

As of June 30, 2025 and December 31, 2024, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $205.1 million and $173.9 million, respectively. See “Note 6 – Loans Receivable and Investments” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2025 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Net Income and Normalized FFO for the six months ended June 30, 2025 would decrease or increase by less than $0.01 per diluted common share. We will continue to mitigate these risks through a layered approach to hedging and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have a significant effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2025, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the second quarter of 2025 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

In the second quarter of 2025, there were no significant new risk factors from those disclosed under Part I, Item 1A. “Risk Factors” of our 2024 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended June 30, 2025:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30	24,054	$65.56	—	—
May 1 through May 31	508	66.43	—	—
June 1 through June 30	1,086	64.28	—	—
Total	25,648	$65.52	—	—
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation of Ventas, Inc., incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K, filed on May 15, 2025.
4.1*
Tenth Supplemental Indenture, dated June 3, 2025, among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as Trustee (including the form of the 5.100% Senior Notes due 2032), incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on June 3, 2025.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: July 31, 2025

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst
Executive Vice President and Chief Financial Officer