Form 10-Q
period 2025-09-30
Ventas, Inc.
filed 2025-10-30
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________TO____________
Commission file number: 001-10989

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 27, 2025, there were 469,732,824 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of September 30, 2025	As of December 31, 2024
Assets
Real estate investments:
Land and improvements	$2,921,732	$2,775,790
Buildings and improvements	30,488,097	28,717,990
Construction in progress	345,988	336,231
Acquired lease intangibles	1,661,521	1,558,751
Operating lease assets	299,490	308,019
	35,716,828	33,696,781
Accumulated depreciation and amortization	(11,792,468)	(11,096,236)
Net real estate property	23,924,360	22,600,545
Secured loans receivable and investments, net	182,504	144,872
Investments in unconsolidated real estate entities	653,328	626,122
Net real estate investments	24,760,192	23,371,539
Cash and cash equivalents	188,617	897,850
Escrow deposits and restricted cash	53,934	59,383
Goodwill	1,046,039	1,044,915
Assets held for sale	70,086	18,625
Deferred income tax assets, net	2,317	1,931
Other assets	804,519	792,663
Total assets	$26,925,704	$26,186,906
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,571,614	$13,522,551
Accrued interest payable	113,252	143,345
Operating lease liabilities	216,108	218,003
Accounts payable and other liabilities	1,226,390	1,152,306
Liabilities related to assets held for sale	3,708	2,726
Deferred income tax liabilities	20,923	8,150
Total liabilities	14,151,995	15,047,081
Redeemable OP unitholder and noncontrolling interests	349,951	310,229
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 1,200,000 and 600,000 shares authorized at September 30, 2025 and December 31, 2024, respectively, 469,449 and 437,085 shares outstanding at September 30, 2025 and December 31, 2024, respectively	116,939	109,119
Capital in excess of par value	19,695,187	17,607,482
Accumulated other comprehensive loss	(37,790)	(33,526)
Retained earnings (deficit)	(7,369,240)	(6,886,653)
Treasury stock, 0 and 4 shares issued at September 30, 2025 and December 31, 2024, respectively	(43,172)	(25,155)
Total Ventas stockholders’ equity	12,361,924	10,771,267
Noncontrolling interests	61,834	58,329
Total equity	12,423,758	10,829,596
Total liabilities and equity	$26,925,704	$26,186,906
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental income:
Triple-net leased properties	$160,050	$155,349	$468,865	$464,651
Outpatient medical and research portfolio	226,200	220,957	668,333	658,687
	386,250	376,306	1,137,198	1,123,338
Resident fees and services	1,088,546	845,532	3,090,164	2,476,436
Third-party capital management revenues	4,492	4,392	13,225	13,020
Income from loans and investments	5,524	1,881	14,243	4,606
Interest and other income	4,184	8,204	13,133	19,809
Total revenues	1,488,996	1,236,315	4,267,963	3,637,209
Expenses
Interest	158,124	150,437	457,778	449,629
Depreciation and amortization	357,173	304,268	1,026,417	944,371
Property-level operating expenses:
Senior housing	786,250	631,550	2,236,952	1,844,730
Outpatient medical and research portfolio	79,136	77,479	230,094	224,703
Triple-net leased properties	3,012	4,379	10,505	11,623
	868,398	713,408	2,477,551	2,081,056
Third-party capital management expenses	1,517	1,553	4,969	4,956
General, administrative and professional fees	40,387	35,092	136,392	121,556
Loss on extinguishment of debt, net	119	—	119	672
Transaction, transition and restructuring costs	5,472	8,580	16,081	16,143
Recovery of allowance on loans receivable and investments, net	—	(56)	—	(166)
Shareholder relations matters	—	—	—	15,751
Other expense	13,370	3,935	20,621	10,729
Total expenses	1,444,560	1,217,217	4,139,928	3,644,697
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	44,436	19,098	128,035	(7,488)
Income (loss) from unconsolidated entities	16,644	4,629	12,195	(5,406)
Gain on real estate dispositions	1,283	271	35,268	50,282
Income tax benefit (expense)	6,345	(3,002)	13,028	(7,764)
Net income	68,708	20,996	188,526	29,624
Net income attributable to noncontrolling interests	2,661	1,753	7,347	5,306
Net income attributable to common stockholders	$66,047	$19,243	$181,179	$24,318
Earnings per common share
Basic:
Net income	$0.15	$0.05	$0.42	$0.07
Net income attributable to common stockholders	0.14	0.05	0.40	0.06
Diluted:
Net income	$0.15	$0.05	$0.41	$0.07
Net income attributable to common stockholders	0.14	0.05	0.40	0.06
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$68,708	$20,996	$188,526	$29,624
Other comprehensive loss:
Foreign currency translation (loss) gain	(4,364)	6,908	6,307	14,032
Unrealized gain on available for sale securities	129	869	755	147
Unrealized loss on derivative instruments	(2,775)	(29,940)	(10,604)	(20,488)
Total other comprehensive loss	(7,010)	(22,163)	(3,542)	(6,309)
Comprehensive income (loss)	61,698	(1,167)	184,984	23,315
Comprehensive (loss) income attributable to noncontrolling interests	(363)	653	8,069	1,712
Comprehensive income (loss) attributable to common stockholders	$62,061	$(1,820)	$176,915	$21,603
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2025 and 2024
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30, 2025
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2025	$113,216	$18,701,834	$(33,804)	$(7,208,703)	$(43,155)	$11,529,388	$63,073	$11,592,461
Net income	—	—	—	66,047	—	66,047	2,661	68,708
Other comprehensive loss	—	—	(3,986)	—	—	(3,986)	(3,024)	(7,010)
Net change in noncontrolling interests	—	(3,133)	—	—	—	(3,133)	(876)	(4,009)
Dividends to common stockholders—$0.48 per share	—	34	—	(226,584)	—	(226,550)	—	(226,550)
Issuance of common stock for stock plans, restricted stock grants and other	3,723	1,021,108	—	—	(17)	1,024,814	—	1,024,814
Adjust redeemable OP unitholder interests to current fair value	—	(24,265)	—	—	—	(24,265)	—	(24,265)
Redemption of OP Units	—	(391)	—	—	—	(391)	—	(391)
Balance at September 30, 2025	$116,939	$19,695,187	$(37,790)	$(7,369,240)	$(43,172)	$12,361,924	$61,834	$12,423,758

	For the Three Months Ended September 30, 2024
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2024	$103,242	$16,135,972	$(17,409)	$(6,577,395)	$(25,060)	$9,619,350	$48,366	$9,667,716
Net income	—	—	—	19,243	—	19,243	1,753	20,996
Other comprehensive loss	—	—	(21,063)	—	—	(21,063)	(1,100)	(22,163)
Net change in noncontrolling interests	—	2,229	—	—	—	2,229	20,565	22,794
Dividends to common stockholders—$0.45 per share	—	22	—	(190,072)	—	(190,050)	—	(190,050)
Issuance of common stock for stock plans, restricted stock grants and other	1,481	373,553	—	—	(55)	374,979	—	374,979
Adjust redeemable OP unitholder interests to current fair value	—	(45,594)	—	—	—	(45,594)	—	(45,594)
Balance at September 30, 2024	$104,723	$16,466,182	$(38,472)	$(6,748,224)	$(25,115)	$9,759,094	$69,584	$9,828,678

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended September 30, 2025
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive(Loss) Income	Retained Earnings (Deficit)	TreasuryStock	Total Ventas Stockholders’Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2025	$109,119	$17,607,482	$(33,526)	$(6,886,653)	$(25,155)	$10,771,267	$58,329	$10,829,596
Net income	—	—	—	181,179	—	181,179	7,347	188,526
Other comprehensive (loss) income	—	—	(4,264)	—	—	(4,264)	722	(3,542)
Net change in noncontrolling interests	—	(5,373)	—	—	—	(5,373)	(4,564)	(9,937)
Dividends to common stockholders—$1.44 per share	—	83	—	(663,766)	—	(663,683)	—	(663,683)
Issuance of common stock for stock plans, restricted stock grants and other	7,820	2,135,428	—	—	(18,017)	2,125,231	—	2,125,231
Adjust redeemable OP unitholder interests to current fair value	—	(40,588)	—	—	—	(40,588)	—	(40,588)
Redemption of OP Units	—	(1,845)	—	—	—	(1,845)	—	(1,845)
Balance at September 30, 2025	$116,939	$19,695,187	$(37,790)	$(7,369,240)	$(43,172)	$12,361,924	$61,834	$12,423,758

	For the Nine Months Ended September 30, 2024
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive(Loss) Income	Retained Earnings (Deficit)	TreasuryStock	Total Ventas Stockholders’Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2024	$100,648	$15,650,734	$(35,757)	$(6,213,803)	$(13,764)	$9,488,058	$56,347	$9,544,405
Net income	—	—	—	24,318	—	24,318	5,306	29,624
Other comprehensive loss	—	—	(2,715)	—	—	(2,715)	(3,594)	(6,309)
Net change in noncontrolling interests	—	(16,970)	—	—	—	(16,970)	11,525	(5,445)
Dividends to common stockholders—$1.35 per share	—	55	—	(558,739)	—	(558,684)	—	(558,684)
Issuance of common stock for stock plans, restricted stock grants and other	4,075	884,661	—	—	(11,351)	877,385	—	877,385
Adjust redeemable OP unitholder interests to current fair value	—	(50,702)	—	—	—	(50,702)	—	(50,702)
Redemption of OP Units	—	(1,596)	—	—	—	(1,596)	—	(1,596)
Balance at September 30, 2024	$104,723	$16,466,182	$(38,472)	$(6,748,224)	$(25,115)	$9,759,094	$69,584	$9,828,678

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$188,526	$29,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,026,417	944,371
Amortization of deferred revenue and lease intangibles, net	(31,012)	(41,194)
Other non-cash amortization	22,484	22,347
Recovery of allowance on loans receivable and investments, net	—	(166)
Stock-based compensation	32,415	26,344
Straight-lining of rental income	(38,784)	(6,469)
Loss on extinguishment of debt, net	119	672
Gain on real estate dispositions	(35,268)	(50,282)
Income tax (benefit) expense	(22,002)	2,535
(Income) loss from unconsolidated entities	(12,195)	5,406
Distributions from unconsolidated entities	21,749	13,639
Other	8,417	681
Changes in operating assets and liabilities:
Increase in Other assets	(14,515)	(122,404)
Decrease in accrued interest payable	(30,560)	(3,415)
Increase in accounts payable and other liabilities	59,272	134,295
Net cash provided by operating activities	1,175,063	955,984
Cash flows from investing activities:
Net investment in real estate property	(1,985,249)	(519,048)
Investment in loans receivable	(866)	(120,695)
Proceeds from real estate disposals	158,769	275,396
Proceeds from loans receivable	9,432	6,496
Development project expenditures	(184,412)	(239,564)
Capital expenditures	(226,152)	(194,035)
Distributions from unconsolidated entities	—	2,555
Investment in unconsolidated entities	(40,157)	(55,503)
Insurance proceeds for property damage claims	2,939	3,523
Net cash used in investing activities	(2,265,696)	(840,875)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(6,768)	(6,151)
Proceeds from debt	606,850	1,805,446
Repayment of debt	(1,651,650)	(1,539,869)
Purchase of noncontrolling interests	(2,057)	(11,064)
Payment of deferred financing costs	(9,560)	(34,684)
Issuance of common stock, net	2,064,227	850,561
Cash distributions to common stockholders	(634,376)	(551,369)
Cash distributions to redeemable OP unitholders	(4,740)	(4,545)
Cash issued for redemption of OP Units	(2,092)	(2,087)
Contributions from noncontrolling interests	80	3,646
Distributions to noncontrolling interests	(11,318)	(14,140)
Proceeds from stock option exercises	45,651	10,483
Other	(20,346)	(17,208)
Net cash provided by financing activities	373,901	489,019
Net (decrease) increase in cash, cash equivalents and restricted cash	(716,732)	604,128
Effect of foreign currency translation	2,050	(1,893)
Cash, cash equivalents and restricted cash at beginning of period	957,233	563,462
Cash, cash equivalents and restricted cash at end of period	$242,551	$1,165,697
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Income taxes paid, net	$8,370	$2,613
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$54,751	$10,463
Other assets	5,149	1,171
Other liabilities	(25,173)	4,647
Deferred income tax liability	(34,727)	6,988
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Ventas,” “Company” and other similar terms) is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of September 30, 2025, we owned or had investments in 1,406 properties consisting of 1,371 properties in our reportable business segments (“Segment Properties”) and 35 properties held by unconsolidated real estate entities in our non-segment operations. Our Company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

The following table summarizes information for our portfolio for the nine months ended September 30, 2025 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$853,212	48.1%	714
Outpatient medical and research portfolio (OM&R)	440,273	24.8	411
Triple-net leased properties (NNN)	458,360	25.9	246
Non-segment (2)	20,465	1.2	n/a
	$1,772,310	100.0%	1,371
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
n/a—not applicable

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

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

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Substantially all of the assets of the consolidated VIEs are real estate investments and substantially all of the liabilities of the consolidated VIEs are mortgage loans. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs. In general, any mortgage loans of the consolidated VIEs are non-recourse to the non-VIE consolidated entities. The table below summarizes the total assets and liabilities of the consolidated VIEs as reported on our Consolidated Balance Sheets (dollars in thousands):

	As of September 30, 2025		As of December 31, 2024
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Fonds Immobilier Groupe Maurice, S.E.C.	$1,805,667	$1,142,402	$1,779,762	$1,121,659
NHP/PMB L.P.	661,245	236,500	728,457	286,030
Other identified VIEs	1,467,060	442,221	1,447,381	410,721

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We have elected not to early adopt. We are finalizing our assessment of the impact of ASU 2023-09 and expect to include additional required disclosures in our 2025 annual report on Form 10-K.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rule would be effective for annual reporting periods beginning in fiscal year 2025. In April 2024, the SEC exercised its discretion to stay this rule and, subsequently, in March 2025, the SEC voted to end its defense of the rule against certain legal challenges. We are monitoring the ongoing judicial review of these legal challenges to determine the impact, if any, of the rule on our Consolidated Financial Statements.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes certain information about our credit risk concentration for our NNN and OM&R segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Contribution as a Percentage of Total Revenues:
Brookdale (1)	2.8%	3.1%	2.9%	3.1%
Ardent	2.6	3.0	2.7	3.1
Kindred	2.3	2.8	2.5	2.8
Contribution as a Percentage of Total NOI:
Brookdale (1)	6.8%	7.3%	6.8%	7.3%
Ardent	6.3	7.3	6.5	7.3
Kindred	5.5	6.8	5.9	6.7
____________________________
(1)For all periods presented, includes 121 senior housing properties in our NNN segment leased to Brookdale, including 56 properties for which the lease expires on December 31, 2025 (the “Brookdale Conversion and Sale Communities”). We plan to sell or convert to our SHOP segment all of the Brookdale Conversion and Sale Communities. In connection therewith, (i) 13 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment during the quarter ended September 30, 2025, with the revenues and NOI for those properties included in the above table through the date of conversion, and (ii) 14 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment on October 1, 2025.

All of our Brookdale and Kindred rent and substantially all of our Ardent rent is guaranteed by a corporate parent.

Lease Income

Rental income from our NNN and OM&R operating leases consists of fixed and variable lease payments. The variable payments primarily represent (i) amounts that certain tenants pay to reimburse us for property-level operating expenses that we pay on their behalf and (ii) percentage rent, which is a rental charge typically based on certain tenants' gross revenue. Substantially all of the resident fees and services earned from our SHOP segment represent fixed income from operating leases and have not been included in the table below.

The following table summarizes rental income from our NNN and OM&R operating leases (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed income from operating leases	$321,326	$315,731	$947,262	$951,279
Variable income from operating leases	64,924	60,575	189,936	172,059

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025 Acquisitions

During the nine months ended September 30, 2025, we acquired 41 senior housing communities reported in our SHOP segment for an aggregate purchase price of $2.0 billion.

In October 2025, we acquired six senior housing communities reported in our SHOP segment for an aggregate purchase price of $161.4 million.

NOTE 5—DISPOSITIONS, ASSETS HELD FOR SALE AND IMPAIRMENTS

Dispositions

During the nine months ended September 30, 2025, we sold one senior housing community in our SHOP segment, four properties in our OM&R segment and 10 properties in our NNN segment for aggregate consideration of $168.8 million and recognized a $14.4 million gain on real estate disposition.

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

Assets Held for Sale

The table below summarizes our real estate assets and liabilities classified as held for sale reported on our Consolidated Balance Sheets (dollars in thousands):

	As of September 30, 2025			As of December 31, 2024
	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	4	$44,936	$2,996	2	$18,612	$2,158
OM&R	1	2,782	338	—	13	568
NNN	13	22,368	374	—	—	—
Total	18	$70,086	$3,708	2	$18,625	$2,726

Real Estate Impairments

For the three months ended September 30, 2025, we recognized impairments of $28.3 million comprising $0.7 million, $24.3 million and $3.2 million in our SHOP, OM&R and NNN segments, respectively. For the nine months ended September 30, 2025, we recognized impairments of $85.4 million comprising $26.7 million, $55.4 million and $3.3 million in our SHOP, OM&R and NNN segments, respectively. For the three months ended September 30, 2024, we recognized impairments of $17.3 million comprising $17.0 million and $0.3 million in our SHOP and OM&R segments, respectively. For the nine months ended September 30, 2024, we recognized impairments of $67.6 million comprising $41.7 million, $1.3 million and $24.6 million in our SHOP, OM&R and NNN segments, respectively. The impairments are recorded primarily as a component of Depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the expected future cash flows of the impaired assets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6—LOANS RECEIVABLE AND INVESTMENTS, NET

As of September 30, 2025, and December 31, 2024, we held $203.4 million and $173.0 million, respectively, of loans receivable and investments, net of allowance, which are comprised of secured loans receivable and investments, net and non-mortgage loans receivable, net and relate to senior housing and healthcare operators or properties. Secured loans receivable and investments, net generally consists of sales-type lease receivables and loans that are primarily collateralized by a mortgage, a leasehold mortgage or an assignment or pledge of equity interest in entities that primarily own real estate. Non-mortgage loans receivable, net are generally corporate loans that are collateralized primarily by non-real estate related collateral or are unsecured.

The following is a summary of our loans receivable and investments, net (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of September 30, 2025:
Net real estate investments
Secured loans receivable and investments, net (1)	$182,504	$—	$182,504	$183,309
Other assets
Non-mortgage loans receivable, net	24,681	(3,810)	20,871	20,227
Total loans receivable and investments, net (2)	$207,185	$(3,810)	$203,375	$203,536
As of December 31, 2024:
Net real estate investments
Secured loans receivable and investments, net (1)	$144,872	$—	$144,872	$146,229
Other assets
Non-mortgage loans receivable, net	31,939	(3,810)	28,129	27,640
Total loans receivable and investments, net (2)	$176,811	$(3,810)	$173,001	$173,869
______________________________
(1)Includes $39.5 million and $1.4 million of sales-type lease receivables as of September 30, 2025 and December 31, 2024, respectively.
(2)Loans receivable and investments, net have contractual maturities ranging from 2025 to 2041.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments in Unconsolidated Real Estate Entities

Below is a summary of our investments in unconsolidated real estate entities, including through VIM, as of September 30, 2025 and December 31, 2024, respectively (dollars in thousands):

	Ownership (1) as of		Carrying Amount as of
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Investments in unconsolidated real estate entities:
Ventas Fund	20.0%	20.0%	$282,513	$267,202
Pension Fund Joint Venture	25.0%	25.0%	36,973	11,939
Research & Innovation Development Joint Venture	53.0%	53.0%	292,551	309,499
Ventas Investment Management platform			612,037	588,640
Atrium Health & Wake Forest Joint Venture	51.0%	48.5%	40,706	36,881
All other (2)	34.0%-37.5%	34.0%-37.5%	585	601
Total investments in unconsolidated real estate entities			$653,328	$626,122
______________________________
(1)    The entities in which we have an ownership interest may have less than a 100% interest in the underlying real estate. The ownership percentages in the table reflect our interest in the entities. Joint venture members, including us in some instances, have equity participation rights based on the underlying performance of the investments, which could result in non-pro rata distributions.
(2)     Includes investments in parking structures and other de minimis investments in unconsolidated real estate entities.

During the nine months ended September 30, 2025, the Ventas Fund, an equity method investee, acquired three senior housing communities and two outpatient medical buildings for an aggregate purchase price of $279.5 million.

During the nine months ended September 30, 2025, the Pension Fund Joint Venture, an equity method investee, sold five senior housing communities for aggregate consideration of $302.5 million.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $4.0 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $11.9 million and $11.7 million for the nine months ended September 30, 2025 and 2024, respectively. Such amounts, along with any promote revenue, are included in Third-party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Atria and Ardent, which are included within Other assets on our Consolidated Balance Sheets.

As of September 30, 2025, we held a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of September 30, 2025, we held an approximately 6.6% ownership interest in Ardent. One of our executive officers is currently a member of the Ardent Board of Directors. We have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of September 30, 2025		As of December 31, 2024
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$120,684	4.1	$124,515	4.3
In-place lease and other real estate intangibles (2)	1,540,837	6.5	1,434,236	8.4
Acquired lease intangibles	1,661,521		1,558,751
Goodwill	1,046,039	n/a	1,044,915	n/a
Other intangibles (2)	41,239	47.4	41,190	24.4
Accumulated amortization	(1,324,759)	n/a	(1,286,374)	n/a
Net intangible assets	$1,424,040	7.6	$1,358,482	8.8
Intangible liabilities:
Below-market lease intangibles (1)	$252,684	13.0	$269,572	7.0
Other lease intangibles	13,498	n/a	13,498	n/a
Accumulated amortization	(201,896)	n/a	(211,441)	n/a
Purchase option intangibles	3,568	n/a	3,568	n/a
Net intangible liabilities	$67,854	13.0	$75,197	7.0
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9—OTHER ASSETS

The following is a summary of our Other assets (dollars in thousands):

	As of September 30, 2025	As of December 31, 2024
Straight-line rent receivables	$242,762	$202,675
Deferred lease costs, net	154,181	145,973
Accounts receivable, net (1)	92,463	108,138
Investment in unconsolidated operating entities	97,904	95,623
Prepaid assets	90,505	71,786
Non-mortgage loans receivable, net	20,871	28,129
Other intangibles, net	10,903	11,513
Other (2)	94,930	128,826
Total Other assets	$804,519	$792,663
_____________________________
(1)    Allowance for doubtful accounts as of September 30, 2025 and December 31, 2024 were $74.7 million and $70.3 million, respectively.
(2)    The balance as of September 30, 2025 included, among other items, stock warrants exercisable at any time prior to September 13, 2034 for 9.9% of the common equity of a parent company of Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) at the pre-transaction value of such common equity (the “Scion Warrants”). The balance as of December 31, 2024 included, among other items, the Scion warrants as well as stock warrants exercisable at any time prior to December 31, 2025, in whole or in part, for 11.1 million shares of Brookdale Senior Living, Inc. common stock (“Brookdale Common Stock”) at an exercise price of $3.00 per share (the “Brookdale Warrants”). During the nine months ended September 30, 2025, we exercised all remaining 11.1 million Brookdale Warrants on a cashless basis (net of the $3.00 exercise price), resulting in Ventas receiving 5.7 million net shares of Brookdale Common Stock, which we sold for net cash proceeds of approximately $35.6 million (recorded within operating cash flows in our Consolidated Statements of Cash Flows). The Brookdale Warrants and the Scion Warrants were measured at fair value with changes in fair value being recognized within Other expense in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our Senior notes payable and other debt (dollars in thousands):

	As of September 30, 2025	As of December 31, 2024
Unsecured revolving credit facility (1)(2)	$—	$6,397
Commercial paper notes	—	—
2.65% Senior Notes due 2025	—	450,000
3.50% Senior Notes due 2025	—	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.75% Exchangeable Senior Notes due 2026	862,500	862,500
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due February 2027	200,000	200,000
Unsecured term loan due June 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	341,236	330,320
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	431,034	417,246
4.40% Senior Notes due 2029	750,000	750,000
5.10% Senior Notes, Series J due 2029 (2)	466,954	452,017
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	215,517	208,623
5.10% Senior Notes due 2032	500,000	—
5.625% Senior Notes due 2034	500,000	500,000
5.00% Senior Notes due 2035	550,000	550,000
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	21,413
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,723,128	3,167,886
Total	12,664,182	13,618,802
Deferred financing costs, net	(83,160)	(92,365)
Unamortized fair value adjustment	6,554	11,587
Unamortized discounts	(15,962)	(15,473)
Senior notes payable and other debt	$12,571,614	$13,522,551
______________________________
(1)As of September 30, 2025, we had no Canadian Dollar or British Pound borrowings outstanding. As of December 31, 2024, we had Canadian Dollar and British Pound borrowings of C$2.0 million ($1.4 million) and £4.0 million ($5.0 million) outstanding, respectively.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of September 30, 2025, we had a $3.5 billion unsecured revolving credit facility priced at the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (“SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The unsecured revolving credit facility includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $4.5 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Our unsecured revolving credit facility imposes certain customary restrictions on us, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; and (viii) the maintenance of certain consolidated total leverage, secured debt leverage, unsecured debt leverage and fixed charge coverage ratios and minimum consolidated adjusted net worth, and contains certain other customary terms and conditions.

As of September 30, 2025, our $3.5 billion unsecured revolving credit facility had no borrowings outstanding and $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of September 30, 2025 and December 31, 2024, we had no borrowings outstanding under our commercial paper program.

Ventas Realty has a $500.0 million unsecured term loan priced at 0.10% plus SOFR (“Adjusted SOFR”) plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It matures in June 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Ventas Realty has a $200.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of September 30, 2025, we had a $100.0 million uncommitted line for standby letters of credit, which had an outstanding balance of $18.3 million. The agreement governing the line contains certain customary covenants and other terms and conditions. Under its terms, we are required to pay a fixed rate commission on each outstanding letter of credit.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62%, inclusive of the impact of the amortization of issuance costs. During the three and nine months ended September 30, 2025, we recognized $8.1 million and $24.3 million, respectively, of contractual interest expense and amortization of issuance costs of $1.8 million and $5.3 million, respectively, related to the Exchangeable Notes. Unamortized issuance costs of $4.9 million as of September 30, 2025 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets.

The Exchangeable Notes are currently exchangeable at an exchange rate of 18.2708 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $54.73 per share of common stock). The exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver (or cause to be delivered), as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Ventas Realty’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Prior to the close of business on the business day immediately preceding March 1, 2026, the Exchangeable Notes are exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture governing the Exchangeable Notes. On or after March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes are exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

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

Mortgages

During the nine months ended September 30, 2025, we repaid in full mortgage loans in the aggregate principal amount of $499.0 million.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of September 30, 2025, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes	Scheduled Periodic Amortization	Total Maturities
2025	$95,555	$—	$11,786	$107,341
2026	2,074,319	—	45,423	2,119,742
2027	1,579,101	—	45,889	1,624,990
2028	1,513,457	—	38,696	1,552,153
2029	1,651,917	—	32,278	1,684,195
Thereafter	5,475,508	—	100,253	5,575,761
Total maturities	$12,389,857	$—	$274,325	$12,664,182

The instruments governing our outstanding indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) incur debt and certain liens; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; and/or (iv) merge, consolidate or sell certain assets. Our credit facilities do, and certain of our other indebtedness may, require us to maintain certain financial covenants pertaining to, among other things, our consolidated total leverage, secured debt, unsecured debt, fixed charge coverage and net worth.

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

As of September 30, 2025, our variable rate debt obligations of $1.2 billion reflect, in part, the effect of $140.9 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025, our fixed rate debt obligations of $11.4 billion reflect, in part, the effect of $125.8 million and C$599.4 million ($430.6 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2025 Activity

For the nine months ended September 30, 2025, we entered into an aggregate $250.0 million notional amount of 10-year treasury locks to hedge interest rate risk on future debt issuances. The aggregate $250.0 million notional amount of treasury locks have a blended rate of 4.2%.

During the three and nine months ended September 30, 2025, approximately $0.5 million and $2.4 million, respectively, of realized gain primarily relating to our interest rate swaps was reclassified into Interest expense in our Consolidated Statements of Income. Approximately $1.2 million of unrealized losses, which are included in Accumulated other comprehensive income as of September 30, 2025, are expected to be reclassified into earnings within the next 12 months.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$188,617	$188,617	$897,850	$897,850
Escrow deposits and restricted cash (1)	53,934	53,934	59,383	59,383
Secured loans receivable and investments, net (3)(4)	182,504	183,309	144,872	146,229
Non-mortgage loans receivable, net (3)(4)(5)	20,871	20,227	28,129	27,640
Derivative instruments (3)(4)(5)	11,928	11,928	53,100	53,100
Liabilities:
Senior notes payable and other debt, gross (3)(4)	$12,664,182	$12,838,914	$13,618,802	$13,411,066
Derivative instruments (3)(6)	7,875	7,875	5,887	5,887
Temporary Equity:
Redeemable OP Units (2)	$235,964	$235,964	$200,420	$200,420
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

Items Measured at Fair Value on a Recurring Basis

Our derivative instrument assets as of September 30, 2025 consist primarily of interest rate swaps and the Scion Warrants. The fair value of our interest rate swaps is based on Level 2 inputs. The Scion Warrants represent a financial interest in a private entity whose fair value is based on Level 3 inputs that reflect significant assumptions including underlying enterprise value, market volatility, duration, dividend rate and risk-free rate. Changes in one or more of these inputs could significantly impact the fair value determination.

Substantially all of our derivative instrument liabilities as of September 30, 2025 consist of interest rate swaps. Their fair value is based on Level 2 inputs.

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

It is the opinion of management, that the disposition of any such lawsuits, investigations, claims and other legal and regulatory proceedings that are currently pending will not, individually or in the aggregate, have a material adverse effect on us. However, regardless of the merits of a particular action, investigation or claim, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these lawsuits, investigations, claims and other legal and regulatory proceedings, and, if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a material adverse effect on us.

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

As of September 30, 2025, no triggering events relating to our guarantees, indemnities or similar contingent obligations have occurred. Accordingly, no contingent liability is recorded in our Consolidated Balance Sheets.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the nine months ended September 30, 2025, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our consolidated provision for income taxes for the three months ended September 30, 2025 and 2024 was a benefit of $6.3 million and an expense of $3.0 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2025 and 2024 was a benefit of $13.0 million and an expense of $7.8 million, respectively. The income tax benefit for the three and nine months ended September 30, 2025 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities, partially offset by increases in the valuation allowance for certain TRS entities during the periods. The income tax expense for the three and nine months ended September 30, 2024 was primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 became effective in June 2024 and was retrospectively applied to the period beginning October 1, 2023. The cumulative tax effect of such interest limitation was recognized in the three months ended June 30, 2024. The impact of the interest limitation was partially offset by the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $20.9 million and $8.2 million as of September 30, 2025 and December 31, 2024, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $2.3 million and $1.9 million as of September 30, 2025 and December 31, 2024, respectively, and related primarily to loss carryforwards.

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

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

We have established an at-the-market offering program that provides for the sale, from time to time, of shares of our common stock, including through forward sales agreements, as described in more detail below (the "ATM Program"). In September 2024, we entered into an ATM Sales Agreement providing for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock under the ATM Program. In June 2025, we amended the ATM Sales Agreement such that the aggregate gross sales price of common stock available for issuance under the ATM Program immediately following the amendment was $2.25 billion. As of September 30, 2025, the remaining amount available under the ATM Program for future sales of common stock was $1.3 billion.

During the three months ended September 30, 2025, we entered into equity forward sales agreements under the ATM Program for 11.6 million shares of our common stock for gross proceeds of $788.2 million, representing an average price of $67.89 per share. During the three months ended September 30, 2025, we settled 14.9 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $1.0 billion.

During the nine months ended September 30, 2025, we entered into equity forward sales agreements under the ATM Program for 34.4 million shares of our common stock for gross proceeds of $2.3 billion, representing an average price of $66.89 per share. During the nine months ended September 30, 2025, we settled 31.3 million shares of common stock under outstanding equity forward sales agreements for net cash proceeds of $2.1 billion.

As of September 30, 2025, we maintained unsettled equity forward sales agreements for 6.5 million shares of common stock, or approximately $424.4 million in gross proceeds, with varying maturities through April 2027.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In October 2025, we entered into additional equity forward sales agreements under the ATM Program for 0.8 million shares of common stock, or approximately $56.7 million in gross proceeds, which mature in May 2027.

From time to time, including under our ATM Program, we may enter into equity forward sales agreements. An equity forward sales agreement enables us to secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. Equity forward sales agreements generally have a maturity of one to two years. At any time during the term of an equity forward sales agreement, we may settle that equity forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding equity forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant equity forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the equity forward sales agreement and certain fixed price reductions for expected dividends on our common stock during the term of the equity forward sales agreement. Our unsettled equity forward sales agreements are accounted for as equity instruments. Refer to “Note 15 – Earnings Per Share.”

Common Stock

In May 2025, our stockholders approved the increase of authorized common stock from 600 million shares to 1.2 billion shares.

Accumulated Other Comprehensive Loss

The following is a summary of our Accumulated other comprehensive loss (dollars in thousands):

	As of September 30, 2025	As of December 31, 2024
Foreign currency translation loss	$(30,388)	$(34,341)
Unrealized loss on available for sale securities	(1,372)	(2,118)
Unrealized (loss) gain on derivative instruments	(6,030)	2,933
Total Accumulated other comprehensive loss	$(37,790)	$(33,526)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$68,708	$20,996	$188,526	$29,624
Net income attributable to noncontrolling interests	2,661	1,753	7,347	5,306
Net income attributable to common stockholders	$66,047	$19,243	$181,179	$24,318
Denominator:
Denominator for basic earnings per share—weighted average shares	456,032	414,599	449,572	408,691
Effect of dilutive securities:
Restricted stock awards	573	476	553	340
OP unitholder interests	3,376	3,415	3,386	3,427
Exchangeable Notes	2,912	964	2,556	321
Equity forward sales agreements	522	19	325	7
Denominator for diluted earnings per share—adjusted weighted average shares	463,415	419,474	456,392	412,785
Basic earnings per share:
Net income	$0.15	$0.05	$0.42	$0.07
Net income attributable to common stockholders	0.14	0.05	0.40	0.06
Diluted earnings per share:
Net income	$0.15	$0.05	$0.41	$0.07
Net income attributable to common stockholders	0.14	0.05	0.40	0.06

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the three and nine months ended September 30, 2025 is used as the basis for determining the dilutive effect on earnings per share.

Our unsettled equity forward sales agreements do not impact basic earnings per share. We apply the treasury stock method to our unsettled equity forward sales agreements to determine their dilutive effect, if any. See “Note 14 – Stockholders' Equity.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16—SEGMENT INFORMATION

As of September 30, 2025, we operated through three reportable business segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease these properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable. Total assets by reportable business segment is not disclosed as the chief operating decision maker (“CODM”) does not review such information to evaluate business performance and allocate resources.

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

Summary information by reportable business segment is as follows (dollars in thousands):

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30, 2025
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$226,200	$160,050	$—	$386,250
Resident fees and services	1,088,546	—	—	—	1,088,546
Third-party capital management revenues	—	681	—	3,811	4,492
Income from loans and investments	—	—	—	5,524	5,524
Interest and other income	—	—	—	4,184	4,184
Total revenues	$1,088,546	$226,881	$160,050	$13,519	$1,488,996

Total revenues	$1,088,546	$226,881	$160,050	$13,519	$1,488,996
Less:
Interest and other income	—	—	—	4,184	4,184
Labor (1)	442,551	—	—	—	442,551
Management fees	56,978	—	—	—	56,978
Other segment expenses (2)	286,721	79,136	3,012	—	368,869
Property-level operating expenses	786,250	79,136	3,012	—	868,398
Third-party capital management expenses	—	—	—	1,517	1,517
NOI	$302,296	$147,745	$157,038	$7,818	614,897
Interest and other income					4,184
Interest expense					(158,124)
Depreciation and amortization					(357,173)
General, administrative and professional fees					(40,387)
Loss on extinguishment of debt, net					(119)
Transaction, transition and restructuring costs					(5,472)
Other expense					(13,370)
Income from unconsolidated entities					16,644
Gain on real estate dispositions					1,283
Income tax benefit					6,345
Net income					68,708
Net income attributable to noncontrolling interests					2,661
Net income attributable to common stockholders					$66,047
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30, 2024
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$220,957	$155,349	$—	$376,306
Resident fees and services	845,532	—	—	—	845,532
Third-party capital management revenues	—	618	—	3,774	4,392
Income from loans and investments	—	—	—	1,881	1,881
Interest and other income	—	—	—	8,204	8,204
Total revenues	$845,532	$221,575	$155,349	$13,859	$1,236,315

Total revenues	$845,532	$221,575	$155,349	$13,859	$1,236,315
Less:
Interest and other income	—	—	—	8,204	8,204
Labor (1)	354,505	—	—	—	354,505
Management fees	43,105	—	—	—	43,105
Other segment expenses (2)	233,940	77,479	4,379	—	315,798
Property-level operating expenses	631,550	77,479	4,379	—	713,408
Third-party capital management expenses	—	—	—	1,553	1,553
NOI	$213,982	$144,096	$150,970	$4,102	513,150
Interest and other income					8,204
Interest expense					(150,437)
Depreciation and amortization					(304,268)
General, administrative and professional fees					(35,092)
Transaction, transition and restructuring costs					(8,580)
Recovery of allowance on loans receivable and investments, net					56
Other expense					(3,935)
Income from unconsolidated entities					4,629
Gain on real estate dispositions					271
Income tax expense					(3,002)
Net income					20,996
Net income attributable to noncontrolling interests					1,753
Net income attributable to common stockholders					$19,243
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30, 2025
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$668,333	$468,865	$—	$1,137,198
Resident fees and services	3,090,164	—	—	—	3,090,164
Third-party capital management revenues	—	2,034	—	11,191	13,225
Income from loans and investments	—	—	—	14,243	14,243
Interest and other income	—	—	—	13,133	13,133
Total revenues	$3,090,164	$670,367	$468,865	$38,567	$4,267,963

Total revenues	$3,090,164	$670,367	$468,865	$38,567	$4,267,963
Less:
Interest and other income	—	—	—	13,133	13,133
Labor (1)	1,255,387	—	—	—	1,255,387
Management fees	162,010	—	—	—	162,010
Other segment expenses (2)	819,555	230,094	10,505	—	1,060,154
Property-level operating expenses	2,236,952	230,094	10,505	—	2,477,551
Third-party capital management expenses	—	—	—	4,969	4,969
NOI	$853,212	$440,273	$458,360	$20,465	1,772,310
Interest and other income					13,133
Interest expense					(457,778)
Depreciation and amortization					(1,026,417)
General, administrative and professional fees					(136,392)
Loss on extinguishment of debt, net					(119)
Transaction, transition and restructuring costs					(16,081)
Other expense					(20,621)
Income from unconsolidated entities					12,195
Gain on real estate dispositions					35,268
Income tax benefit					13,028
Net income					188,526
Net income attributable to noncontrolling interests					7,347
Net income attributable to common stockholders					$181,179
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30, 2024
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$658,687	$464,651	$—	$1,123,338
Resident fees and services	2,476,436	—	—	—	2,476,436
Third-party capital management revenues	—	1,954	—	11,066	13,020
Income from loans and investments	—	—	—	4,606	4,606
Interest and other income	—	—	—	19,809	19,809
Total revenues	$2,476,436	$660,641	$464,651	$35,481	$3,637,209

Total revenues	$2,476,436	$660,641	$464,651	$35,481	$3,637,209
Less:
Interest and other income	—	—	—	19,809	19,809
Labor (1)	1,042,311	—	—	—	1,042,311
Management fees	127,122	—	—	—	127,122
Other segment expenses (2)	675,297	224,703	11,623	—	911,623
Property-level operating expenses	1,844,730	224,703	11,623	—	2,081,056
Third-party capital management expenses	—	—	—	4,956	4,956
NOI	$631,706	$435,938	$453,028	$10,716	1,531,388
Interest and other income					19,809
Interest expense					(449,629)
Depreciation and amortization					(944,371)
General, administrative and professional fees					(121,556)
Loss on extinguishment of debt, net					(672)
Transaction, transition and restructuring costs					(16,143)
Recovery of allowance on loans receivable and investments, net					166
Shareholder relations matters					(15,751)
Other expense					(10,729)
Loss from unconsolidated entities					(5,406)
Gain on real estate dispositions					50,282
Income tax expense					(7,764)
Net income					29,624
Net income attributable to noncontrolling interests					5,306
Net income attributable to common stockholders					$24,318
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

Cautionary Statements

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements of expectations, beliefs, future plans and strategies, anticipated results from operations and developments and other matters that are not historical facts. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of phrases or words such as “assume,” “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “line-of-sight,” “outlook,” “potential,” “opportunity,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof.

Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. We urge you to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below and in our filings with the Securities and Exchange Commission, such as in the sections titled “Cautionary Statements — Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K as we file them with the Securities and Exchange Commission.

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) our exposure and the exposure of our managers, tenants and borrowers to complex and evolving governmental policy, laws and regulations, including relating to healthcare, data privacy, cybersecurity, international trade and environmental matters, the impact of such policies, laws and regulations on our and our managers’, tenants’ and borrowers’ business and the challenges and expense associated with complying with such policies, laws and regulations; (b) the impact of market, macroeconomic, general economic conditions and fiscal policy on us, our managers, tenants and borrowers and in areas in which our properties are geographically concentrated, including changes in or elevated inflation, interest rates and exchange rates, labor market dynamics and rises in unemployment, tightening of lending standards and reduced availability of credit or capital, events that affect consumer confidence, our occupancy rates and resident fee revenues, and the actual and perceived state of the real estate markets and public and private capital markets; (c) the potential for significant general and commercial claims, legal actions, investigations, regulatory proceedings and enforcement actions that could subject us or our managers, tenants or borrowers to increased operating costs, uninsured liabilities, including fines and other penalties, reputational harm or significant operational limitations, including the loss or suspension of or moratoriums on accreditations, licenses or certificates of need, suspension of or nonpayment for new admissions, denial of reimbursement, suspension, decertification or exclusion from federal, state or foreign healthcare programs or the closure of facilities or communities; (d) our reliance on third-party managers and tenants to operate or exert substantial control over properties they manage for, or rent from, us, which limits our control and influence over such properties, their operations and their performance; (e) our reliance and the reliance of our managers, tenants and borrowers on the financial, credit and capital markets and the risk that those markets may be disrupted or become constrained; (f) our ability, and the ability of our managers, tenants and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate, including their ability to respond to the impact of the U.S. political environment on government funding and reimbursement programs, and the financial condition or business prospect of our managers, tenants and borrowers; (g) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our completed or anticipated acquisitions and investments; (h) the risk of bankruptcy, inability to obtain benefits from governmental programs, insolvency or financial deterioration of our managers, tenants borrowers and other obligors which may, among other things, have an adverse impact on the ability of such parties to make payments or meet their other obligations to us, which could have an adverse impact on our results of operations and financial condition; (i) the risk that the borrowers under our loans or other investments default or that, to the extent we are able to foreclose or otherwise acquire the collateral securing our loans or other investments, we will be required to incur additional expense or indebtedness in connection therewith, that the assets will underperform expectations or that we may not be able to subsequently dispose of all or part of such assets on favorable terms; (j) our current and future amount of outstanding indebtedness, and our ability to access capital and to incur additional debt which is subject to our compliance with covenants in instruments governing our and our subsidiaries’ existing indebtedness; (k) risks related to the recognition of reserves, allowances, credit losses or impairment charges which are inherently uncertain and may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets, which could have an adverse impact on our results of operations and financial condition; (l) the risk that our management agreements or leases are not renewed or are renewed on less favorable terms, that our managers or tenants default under those agreements or that we are unable to replace managers or tenants on a timely basis or on favorable terms, if at all; (m) our ability to identify and consummate future investments in, or dispositions of, healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests, including our ability to dispose of such assets on favorable terms as a result of rights of first offer or rights of first refusal in favor of third parties; (n) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising or elevated interest rates, labor conditions and supply chain pressures, and risks related to increased construction and development in markets in which our properties are located, including adverse effect on our future occupancy rates; (o) our ability to attract and retain talented employees; (p) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply with such requirements; (q) the ownership limits contained in our certificate of incorporation with respect to our capital stock in order to preserve our qualification as a REIT, which may delay, defer or prevent a change of control of our company; (r) increases in our borrowing costs as a result of becoming more leveraged, including in connection with acquisitions or other investment activity and rising or elevated interest rates; (s) our exposure to various operational risks, liabilities and claims from our operating assets; (t) our dependency on a limited number of managers and tenants for a significant portion of our revenues and operating income; (u) our exposure to particular risks due to our specific asset classes and operating markets, such as adverse changes affecting our specific asset classes and the healthcare real estate sector, the competitiveness or financial viability of hospitals on or near the campuses where our outpatient medical buildings are located, our relationships with universities, the level of expense and uncertainty of our research tenants, and the limitation of our uses of some properties we own that are subject to ground lease, air rights or other restrictive agreements; (v) our ability to maintain a positive reputation for quality and service with our key stakeholders; (w) the availability, adequacy and pricing of insurance coverage provided by our policies and policies maintained by our managers, tenants, borrowers or other counterparties; (x) the risk of exposure to unknown liabilities from our investments in properties or businesses; (y) the risks or uncertainties relating to the use of, or inability to take advantage of the benefits of artificial intelligence by us or our managers, tenants or borrowers; (z) the occurrence of cybersecurity threats and incidents that could disrupt our or our managers’, tenants’ or borrower’s operations, result in the loss of confidential or personal information or damage our business relationships and reputation; (aa) the failure to maintain effective internal controls, which could harm our business, results of operations and financial condition; (bb) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our managers, tenants or borrowers; (cc) disruptions to the management and operations of our business and the uncertainties caused by activist investors; (dd) the risk of catastrophic or extreme weather and other natural events and the physical effects of climate change; (ee) the risk of potential dilution resulting from future sales or issuances of our equity securities; and (ff) the other factors set forth in our periodic filings with the Securities and Exchange Commission.

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

Company Overview

Ventas, Inc. is a real estate investment trust (“REIT”) focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of September 30, 2025, we owned or had investments in 1,406 properties consisting of 1,371 properties in our reportable business segments (“Segment Properties”) and 35 properties held by unconsolidated real estate entities in our non-segment operations. Our Company is headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

The following table summarizes information for our portfolio for the nine months ended September 30, 2025 (dollars in thousands):

Segment	Total NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$853,212	48.1%	714
Outpatient medical and research portfolio (OM&R)	440,273	24.8	411
Triple-net leased properties (NNN)	458,360	25.9	246
Non-segment (2)	20,465	1.2	n/a
	$1,772,310	100.0%	1,371
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

See “Risk Factors” in Part I, Item 1A of our 2024 Annual Report for additional discussion of risks affecting our business.

2025 Highlights

Investments and Dispositions

•During the nine months ended September 30, 2025, we acquired 41 senior housing communities reported in our SHOP segment for an aggregate purchase price of $2.0 billion.

•During the nine months ended September 30, 2025, we sold one senior housing community in our SHOP segment, four properties in our OM&R segment and 10 properties in our NNN segment for aggregate consideration of $168.8 million and recognized $14.4 million gain on real estate disposition.

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

•In October 2025, we acquired six senior housing communities reported in our SHOP segment for an aggregate purchase price of $161.4 million.

Liquidity and Capital

•As of September 30, 2025, we had $4.1 billion in liquidity, including approximately $3.5 billion of availability under our unsecured revolving credit facility, $188.6 million of cash and cash equivalents on hand and $417.9 million of estimated proceeds available under unsettled equity forward sales agreements, calculated using the forward price, net of fees, partially offset by $18.3 million in amounts outstanding under our uncommitted line for standby letters of credit.

•In April 2025, we amended our unsecured revolving credit facility to, among other things, increase our borrowing capacity from $2.75 billion to $3.5 billion.

•In August 2025, we increased the amount that Ventas Realty may issue from time to time under its commercial paper program from a maximum aggregate amount outstanding at any time of $1.0 billion to $2.0 billion. Other than the increase in the program’s maximum capacity, the other terms of the commercial paper program remained unchanged.

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

Mortgages

•During the nine months ended September 30, 2025, we repaid in full mortgage loans in the aggregate principal amount of $499.0 million.

Derivatives and Hedging

•For the nine months ended September 30, 2025, we entered into an aggregate $250.0 million notional amount of 10-year treasury locks to hedge interest rate risk on future debt issuances. The aggregate $250.0 million notional amount of treasury locks have a blended rate of 4.2%.

Equity

•In June 2025, we amended the ATM Sales Agreement such that the aggregate gross sales price of common stock available for issuance under our at-the-market equity offering program (the “ATM Program”) immediately following the amendment was $2.25 billion.

•As of September 30, 2025, the remaining amount available under the ATM Program for future sales of common stock was $1.3 billion.

•Year to date through October 30, 2025, the Company entered into equity forward sales agreements under the ATM Program for 35.2 million shares of common stock with gross proceeds of $2.4 billion, of which 7.3 million shares or $481.1 million of gross proceeds remained unsettled as of October 30, 2025.

•In May 2025, our stockholders approved the increase of authorized common stock from 600 million shares to 1.2 billion shares.

Other Items

•In December 2024, we entered into agreements with Brookdale with respect to 121 senior housing properties in our NNN segment whose lease term was scheduled to expire under our Master Lease with Brookdale on December 31, 2025. Under these agreements, among other things: (i) the term of the Brookdale Master Lease for 65 senior housing properties was extended to December 31, 2035 and (ii) the term of the Brookdale Master Lease for 56 senior housing properties was set to expire on December 31, 2025 (the “Brookdale Conversion and Sale Communities”). We plan to sell or convert to our SHOP segment all of the Brookdale Conversion and Sale Communities. In connection therewith, (x) 13 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment during the quarter ended September 30, 2025, and (y) 14 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment on October 1, 2025.

•During the nine months ended September 30, 2025, the Ventas Fund, an equity method investee, acquired three senior housing communities and two outpatient medical buildings for an aggregate purchase price of $279.5 million.

•During the nine months ended September 30, 2025, the Pension Fund Joint Venture, an equity method investee, sold five senior housing communities for aggregate consideration of $302.5 million.

•During the nine months ended September 30, 2025, we transitioned 11 senior housing communities located in the United Kingdom within our NNN segment to our SHOP segment. Our SHOP operations in the UK are subject to a variety of UK laws and regulations, including laws and regulations related to quality of care, licensure, government reimbursement, fraud and abuse and data privacy.

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

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We have elected not to early adopt. We are finalizing our assessment of the impact of ASU 2023-09 and expect to include additional required disclosures in our 2025 annual report on Form 10-K.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rule would be effective for annual reporting periods beginning in fiscal year 2025. In April 2024, the SEC exercised its discretion to stay this rule and, subsequently, in March 2025, the SEC voted to end its defense of the rule against certain legal challenges. We are monitoring the ongoing judicial review of these legal challenges to determine the impact, if any, of the rule on our Consolidated Financial Statements.

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

Results of Operations

As of September 30, 2025, we operated through three reportable business segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease these properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable.

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

Three Months Ended September 30, 2025 and 2024

The table below shows our results of operations for the three months ended September 30, 2025 and 2024 and the effect of changes in those results from period to period on our Net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2025	2024	$	%
NOI:
SHOP	$302,296	$213,982	$88,314	41.3%
OM&R	147,745	144,096	3,649	2.5
NNN	157,038	150,970	6,068	4.0
Non-segment	7,818	4,102	3,716	90.6
Total NOI	614,897	513,150	101,747	19.8
Interest and other income	4,184	8,204	(4,020)	(49.0)
Interest expense	(158,124)	(150,437)	(7,687)	(5.1)
Depreciation and amortization	(357,173)	(304,268)	(52,905)	(17.4)
General, administrative and professional fees	(40,387)	(35,092)	(5,295)	(15.1)
Loss on extinguishment of debt, net	(119)	—	(119)	nm
Transaction, transition and restructuring costs	(5,472)	(8,580)	3,108	36.2
Recovery of allowance on loans receivable and investments, net	—	56	(56)	nm
Other expense	(13,370)	(3,935)	(9,435)	nm
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	44,436	19,098	25,338	132.7
Income from unconsolidated entities	16,644	4,629	12,015	nm
Gain on real estate dispositions	1,283	271	1,012	nm
Income tax benefit (expense)	6,345	(3,002)	9,347	nm
Net income	68,708	20,996	47,712	nm
Net income attributable to noncontrolling interests	2,661	1,753	908	51.8
Net income attributable to common stockholders	$66,047	$19,243	$46,804	nm
______________________________
nm - not meaningful

NOI—SHOP Segment

The following table summarizes results of operations in our SHOP segment for the three months ended September 30, 2025 (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—SHOP:
Resident fees and services	$1,088,546	$845,532	$243,014	28.7%
Less: Property-level operating expenses	(786,250)	(631,550)	(154,700)	(24.5)
NOI	$302,296	$213,982	$88,314	41.3

	Segment Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Total communities	714	591	87.9%	85.3%	$5,307	$4,937

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

The increase in our SHOP segment NOI for the three months ended September 30, 2025 compared to the same period in 2024 was primarily driven by revenue growth due to increase in average occupancy, revenue per occupied room and more properties as a result of acquisitions, partially offset by higher property-level operating expenses due to more assets, higher occupancy and inflationary increases.

The following table compares results of operations for our 520 Same-Store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding Same-Store NOI for each of our reportable business segments.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—SHOP:
Resident fees and services	$822,631	$762,198	$60,433	7.9%
Less: Property-level operating expenses	(590,238)	(561,714)	(28,524)	(5.1)
NOI	$232,393	$200,484	$31,909	15.9

	Segment Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Same-Store communities	520	520	89.0%	86.3%	$5,221	$4,986

The increase in our Same-Store SHOP segment NOI for the three months ended September 30, 2025 compared to the same period in 2024 was primarily driven by higher average occupancy and revenue per occupied room, partially offset by higher property-level operating expenses due to higher occupancy and inflationary increases.

NOI—OM&R Segment

The following table summarizes results of operations in our OM&R segment for the three months ended September 30, 2025 (dollars in thousands). For properties in our OM&R segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—OM&R:
Rental income	$226,200	$220,957	$5,243	2.4%
Third-party capital management revenues	681	618	63	10.2
Total revenues	226,881	221,575	5,306	2.4
Less:
Property-level operating expenses	(79,136)	(77,479)	(1,657)	(2.1)
NOI	$147,745	$144,096	$3,649	2.5

	Segment Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Total OM&R	411	426	88.4%	87.7%	$39	$38

The $3.6 million increase in our OM&R segment NOI for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to new leasing activity, high tenant retention and additional NOI from a development project placed into service, partially offset by higher property-level operating expenses and dispositions.

The following table compares results of operations for our 402 Same-Store OM&R properties (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—OM&R:
Rental income	$214,056	$209,280	$4,776	2.3%
Less: Property-level operating expenses	(73,119)	(71,483)	(1,636)	(2.3)
NOI	$140,937	$137,797	$3,140	2.3

	Segment Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Same-Store OM&R	402	402	90.4%	89.7%	$38	$38

The $3.1 million increase in our Same-Store OM&R segment NOI for the three months ended September 30, 2025 compared to the same period in 2024 is primarily due to higher occupancy driven by new leasing activity and high tenant retention, partially offset by higher property-level operating expenses.

NOI—NNN Segment

The following table summarizes results of operations in our 246 NNN segment properties for the three months ended September 30, 2025 (dollars in thousands):

	For the Three Months Ended September 30,		Increase to NOI
	2025	2024	$	%
NOI—NNN:
Rental income	$160,050	$155,349	$4,701	3.0%
Less: Property-level operating expenses	(3,012)	(4,379)	1,367	31.2
NOI	$157,038	$150,970	$6,068	4.0

In our NNN segment, our revenues generally consist of fixed rental amounts (subject to contractual escalations) received from our tenants in accordance with the applicable lease terms. We report revenues and property-level operating expenses within our NNN segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants.

The $6.1 million increase in our NNN segment NOI for the three months ended September 30, 2025 compared to the same period in 2024 was primarily driven by a $14.6 million increase in rental income primarily due to the net non-cash revenue impact of changed revenue recognition from cash to straight-line related to a senior housing triple-net tenant and a $3.7 million increase in rental income from acquisitions in the third quarter of 2024, partially offset by a $8.2 million decrease in rental income from dispositions and a $5.8 million decrease in rental income from senior housing communities that converted to our SHOP segment.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our NNN segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net occupancy reporting is delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the trailing 12 months ended June 30, 2025 and 2024 related to the triple-net leased properties we owned and that were included in our NNN segment at September 30, 2025 and 2024, respectively. The table excludes (i) properties classified as held for sale, (ii) non-stabilized properties, (iii) certain properties for which we do not receive occupancy information and (iv) properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties at September 30, 2025	Average Occupancy for the 12 Months Ended June 30, 2025	Number of Properties at September 30, 2024	Average Occupancy for the 12 Months Ended June 30, 2024
Senior housing communities	143	79.1%	199	77.7%
SNFs	17	85.6	18	84.5
IRFs and LTACs	34	55.5	37	52.9

The following table compares results of operations for our 195 Same-Store NNN properties (dollars in thousands):

	For the Three Months Ended September 30,		Increase to NOI
	2025	2024	$	%
Same-Store NOI—NNN:
Rental income	$131,599	$115,125	$16,474	14.3%
Less: Property-level operating expenses	(2,915)	(3,242)	327	10.1
NOI	$128,684	$111,883	$16,801	15.0

The increase in our Same-Store NNN segment rental income for the three months ended September 30, 2025 compared to the same period in 2024 was attributable primarily to a $14.6 million increase in rental income primarily as a result of the reversal of straight-line rent reserve.

NOI—Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. The $3.7 million increase in non-segment NOI for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $2.6 million increase in interest income from a secured loan receivable made in September 2024 and a $1.3 million increase in interest income from a sales-type lease receivable made in June 2025.

Corporate Results

Interest and other income

The $4.0 million decrease in Interest and other income for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a decrease in overall cash and cash equivalents invested in short-term money market funds.

Interest expense

The $7.7 million increase in Interest expense, net of capitalized interest, for the three months ended September 30, 2025 compared to the same period in 2024 was driven primarily by higher rates, partially offset by a reduction in overall debt balance. Our weighted average effective interest rate was 4.59% and 4.44% for the three months ended September 30, 2025 and 2024, respectively. Our weighted average debt outstanding was $13.3 billion and $13.4 billion for the three months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization

The $52.9 million increase in Depreciation and amortization expense for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $51.0 million increase from a net increase in depreciable real estate assets and a $10.0 million increase in impairments, partially offset by a $8.9 million decrease in amortization related to intangible assets that were fully amortized.

General, administrative and professional fees

The $5.3 million increase in General, administrative and professional fees for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to our expanded employee base consistent with enterprise growth and inflationary increases.

Loss on extinguishment of debt, net

Loss on extinguishment of debt, net for the three months ended September 30, 2025 compared to the same period in 2024 was insignificant.

Transaction, transition and restructuring costs

The $3.1 million decrease in Transaction, transition and restructuring costs for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to decreased business model conversion costs and higher costs incurred in connection with lease amendments in 2024.

Recovery of allowance on loans receivable and investments, net

Recovery of allowance on loans receivable and investments, net for the three months ended September 30, 2025 compared to the same period in 2024 was insignificant.

Other expense

The $9.4 million increase in Other expense for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to mark to market adjustments to our derivative instruments in 2025.

Income from unconsolidated entities

The $12.0 million increase in Income from unconsolidated entities for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase from gain on real estate dispositions by the Pension Fund Joint Venture in 2025, partially offset by a gain recognized in 2024 following Ardent’s initial public offering and the resulting decrease in our equity stake in Ardent.

Gain on real estate dispositions

For the three months ended September 30, 2025, we sold four properties for a $1.3 million gain. For the three months ended September 30, 2024, we sold four properties for a gain of $0.3 million.

Income tax benefit (expense)

The $6.3 million income tax benefit for the three months ended September 30, 2025 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities, partially offset by increases in the valuation allowance for certain TRS entities during the periods. The $3.0 million income tax expense for the three months ended September 30, 2024 was primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 became effective in June 2024 and was retrospectively applied to the period beginning October 1, 2023. The cumulative tax effect of such interest limitation was recognized in the three months ended June 30, 2024. The impact of the interest limitation was partially offset by the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities.

Nine Months Ended September 30, 2025 and 2024

The table below shows our results of operations for the nine months ended September 30, 2025 and 2024 and the effect of changes in those results from period to period on our Net income attributable to common stockholders (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2025	2024	$	%
NOI:
SHOP	$853,212	$631,706	$221,506	35.1%
OM&R	440,273	435,938	4,335	1.0
NNN	458,360	453,028	5,332	1.2
Non-segment	20,465	10,716	9,749	91.0
Total NOI	1,772,310	1,531,388	240,922	15.7
Interest and other income	13,133	19,809	(6,676)	(33.7)
Interest expense	(457,778)	(449,629)	(8,149)	(1.8)
Depreciation and amortization	(1,026,417)	(944,371)	(82,046)	(8.7)
General, administrative and professional fees	(136,392)	(121,556)	(14,836)	(12.2)
Loss on extinguishment of debt, net	(119)	(672)	553	82.3
Transaction, transition and restructuring costs	(16,081)	(16,143)	62	0.4
Recovery of allowance on loans receivable and investments, net	—	166	(166)	nm
Shareholder relations matters	—	(15,751)	15,751	nm
Other expense	(20,621)	(10,729)	(9,892)	(92.2)
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	128,035	(7,488)	135,523	nm
Income (loss) from unconsolidated entities	12,195	(5,406)	17,601	nm
Gain on real estate dispositions	35,268	50,282	(15,014)	(29.9)
Income tax benefit (expense)	13,028	(7,764)	20,792	nm
Net income	188,526	29,624	158,902	nm
Net income attributable to noncontrolling interests	7,347	5,306	(2,041)	(38.5)
Net income attributable to common stockholders	$181,179	$24,318	$156,861	nm
______________________________
nm - not meaningful

NOI—SHOP Segment

The following table summarizes results of operations in our SHOP segment for the nine months ended September 30, 2025 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—SHOP:
Resident fees and services	$3,090,164	$2,476,436	$613,728	24.8%
Less: Property-level operating expenses	(2,236,952)	(1,844,730)	(392,222)	(21.3)
NOI	$853,212	$631,706	$221,506	35.1

	Segment Properties at September 30,		Average Unit Occupancy for the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Total communities	714	591	86.8%	83.9%	$5,228	$4,921

The increase in our SHOP segment NOI for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily driven by revenue growth due to increase in average occupancy, revenue per occupied room and more properties as a result of net acquisitions, partially offset by higher property-level operating expenses due to more assets, higher occupancy and inflationary increases.

The following table compares results of operations for our 495 Same-Store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding Same-Store NOI for each of our reportable business segments.

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—SHOP:
Resident fees and services	$2,343,370	$2,166,549	$176,821	8.2%
Less: Property-level operating expenses	(1,681,130)	(1,592,489)	(88,641)	(5.6)
NOI	$662,240	$574,060	$88,180	15.4

	Segment Properties at September 30,		Average Unit Occupancy for the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Same-Store communities	495	495	88.2%	85.5%	$5,226	$4,986

The increase in our Same-Store SHOP segment NOI for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily driven by higher average occupancy and revenue per occupied room, partially offset by higher property-level operating expenses due to higher occupancy and inflationary increases.

NOI—OM&R Segment

The following table summarizes results of operations in our OM&R segment for the nine months ended September 30, 2025 (dollars in thousands). For properties in our OM&R segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—OM&R:
Rental income	$668,333	$658,687	$9,646	1.5%
Third-party capital management revenues	2,034	1,954	80	4.1
Total revenues	670,367	660,641	9,726	1.5
Less:
Property-level operating expenses	(230,094)	(224,703)	(5,391)	(2.4)
NOI	$440,273	$435,938	$4,335	1.0

	Segment Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Total OM&R	411	426	88.4%	87.7%	$38	$38

The $4.3 million increase in our OM&R segment NOI for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to new leasing activity, high tenant retention and additional NOI from a development project placed into service, partially offset by higher property-level operating expenses and dispositions.

The following table compares results of operations for our 400 Same-Store OM&R properties (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—OM&R:
Rental income	$625,149	$612,287	$12,862	2.1%
Less: Property-level operating expenses	(209,900)	(203,823)	(6,077)	(3.0)
NOI	$415,249	$408,464	$6,785	1.7

	Segment Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Same-Store OM&R	400	400	90.4%	89.8%	$38	$37

The $6.8 million increase in our Same-Store OM&R segment NOI for the nine months ended September 30, 2025 compared to the same period in 2024 is primarily due to higher occupancy driven by new leasing activity and high tenant retention, partially offset by higher property-level operating expenses.

NOI— NNN Segment

The following table summarizes results of operations in our 246 NNN segment properties for the nine months ended September 30, 2025 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase to NOI
	2025	2024	$	%
NOI—NNN:
Rental income	$468,865	$464,651	$4,214	0.9%
Less: Property-level operating expenses	(10,505)	(11,623)	1,118	9.6
NOI	$458,360	$453,028	$5,332	1.2

The $5.3 million increase in our NNN segment NOI for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily driven by a $14.6 million increase in rental income primarily due to the net non-cash revenue impact of changed revenue recognition from cash to straight-line related to a senior housing triple-net tenant, a $13.0 million increase in rental income from acquisitions in the third quarter of 2024, a $6.5 million net increase in rental income from lease renewals, contractual rent escalators and timing of rent collection, partially offset by a $16.1 million decrease in rental income from senior housing communities that converted to our SHOP segment and a $14.2 million decrease in rental income from dispositions.

The following table compares results of operations for our 194 Same-Store NNN properties (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—NNN:
Rental income	$364,784	$342,805	$21,979	6.4%
Less: Property-level operating expenses	(8,881)	(8,666)	(215)	(2.5)
NOI	$355,903	$334,139	$21,764	6.5

The increase in our Same-Store NNN segment rental income for the nine months ended September 30, 2025 compared to the same period in 2024 was attributable primarily to a $14.6 million increase in rental income primarily as a result of the reversal of straight-line rent reserve and a $6.5 million net increase in rental income from lease renewals, contractual rent escalators and timing of rent collection.

NOI—Non-Segment

The $9.7 million increase in non-segment NOI for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $8.6 million increase in interest income from a secured loan receivable made in September 2024 and a $1.5 million increase in interest income from a sales-type lease receivable made in June 2025.

Corporate Results

Interest and other income

The $6.7 million decrease in Interest and other income for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to a decrease in overall cash and cash equivalents invested in short-term money market funds.

Interest expense

The $8.1 million increase in Interest expense, net of capitalized interest for the nine months ended September 30, 2025 compared to the same period in 2024 was driven primarily by higher rates, partially offset by a reduction in overall debt balance. Our weighted average effective interest rate was 4.54% and 4.40% for the nine months ended September 30, 2025 and 2024, respectively. Our weighted average debt outstanding was $13.2 billion and $13.4 billion for the nine months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization

The $82.0 million increase in Depreciation and amortization expense for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $128.0 million increase from a net increase in depreciable real estate assets and a $16.1 million increase in impairments, partially offset by a $64.7 million decrease in amortization related to intangible assets that were fully amortized.

General, administrative and professional fees

The $14.8 million increase in General, administrative and professional fees for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to our expanded employee base consistent with enterprise growth and inflationary increases.

Loss on extinguishment of debt, net

Loss on extinguishment of debt, net for the nine months ended September 30, 2025 was insignificant.

Transaction, transition and restructuring costs

Transaction, transition and restructuring costs for the nine months ended September 30, 2025 compared to the same period in 2024 was relatively consistent.

Recovery of allowance on loans receivable and investments, net

Recovery of allowance on loans receivable and investments, net for the nine months ended September 30, 2025 compared to the same period in 2024 was insignificant.

Shareholder relations matters

Shareholder relations matters of $15.8 million for the nine months ended September 30, 2024 was related to proxy advisory costs related to our response to a proxy campaign associated with the Company’s 2024 annual meeting of stockholders and such costs did not reoccur in 2025.

Other expense

The $9.9 million increase in Other expense for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to mark to market adjustments to our derivative instruments in 2025.

Income (loss) from unconsolidated entities

The $17.6 million change in Income (loss) from unconsolidated entities for the nine months ended September 30, 2025 compared to the same period in 2024 is primarily due increase from gain on real estate dispositions by the Pension Fund Joint Venture in 2025, partially offset by a gain recognized in 2024 following Ardent’s initial public offering and the resulting decrease in our equity stake in Ardent.

Gain on real estate dispositions

For the nine months ended September 30, 2025, we sold 15 properties for a gain of $14.4 million and entered into a sales-type lease which resulted in a gain of $20.8 million. For the nine months ended September 30, 2024, we sold 52 properties for a gain of $50.3 million.

Income tax benefit (expense)

The $13.0 million of income tax benefit for the nine months ended September 30, 2025 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities, partially offset by increases in the valuation allowance for certain TRS entities during the periods. The $7.8 million of income tax expense for the nine months ended September 30, 2024 was primarily due to the enactment of Bill C-59 in Canada, which limits the amount of interest expense we can deduct with respect to our Canadian entities. Bill C-59 became effective in June 2024 and was retrospectively applied to the period beginning October 1, 2023. The cumulative tax effect of such interest limitation was recognized in the three months ended June 30, 2024. The impact of the interest limitation was partially offset by the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities and losses in certain of our TRS entities.

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

The following table summarizes our FFO and Normalized FFO for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$66,047	$19,243	$181,179	$24,318
Adjustments:
Depreciation and amortization on real estate assets	355,453	303,599	1,021,865	942,399
Depreciation on real estate assets related to noncontrolling interests	(4,252)	(3,942)	(12,396)	(11,536)
Depreciation on real estate assets related to unconsolidated entities	20,812	12,890	55,523	36,707
Gain on real estate dispositions	(1,283)	(271)	(35,268)	(50,282)
Gain on real estate dispositions related to noncontrolling interests	—	—	—	9
Gain on real estate dispositions related to unconsolidated entities	(28,003)	(34)	(28,027)	(34)
Nareit FFO attributable to common stockholders	408,774	331,485	1,182,876	941,581
Adjustments:
Loss (gain) on derivatives, net	8,478	1,489	(980)	(6,463)
Non-cash impact of income tax (benefit) expense	(8,970)	1,157	(22,002)	2,535
Loss on extinguishment of debt, net	119	—	119	672
Transaction, transition and restructuring costs	5,472	8,580	16,081	16,143
Amortization of other intangibles	115	96	358	289
Non-cash impact of changes to executive equity compensation plan	(2,787)	(2,599)	5,643	2,596
Significant disruptive events, net	1,161	2,104	6,185	5,627
Recovery of allowance on loans receivable and investments, net	—	(56)	—	(166)
Normalizing items related to noncontrolling interests and unconsolidated entities, net	8,111	(7,737)	9,060	(1,010)
Other normalizing items, net (1)	(14,298)	—	(14,299)	18,411
Normalized FFO attributable to common stockholders	$406,175	$334,519	$1,183,041	$980,215
______________________________
(1)    For the three and nine months ended September 30, 2025, primarily due to the net non-cash revenue impact of changed revenue recognition from cash to straight-line related to a senior housing triple-net tenant. For the nine months ended September 30, 2024, primarily related to shareholder relations matters and certain legal matters.

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

The following table sets forth a reconciliation of Net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$66,047	$19,243	$181,179	$24,318
Adjustments:
Interest and other income	(4,184)	(8,204)	(13,133)	(19,809)
Interest expense	158,124	150,437	457,778	449,629
Depreciation and amortization	357,173	304,268	1,026,417	944,371
General, administrative and professional fees	40,387	35,092	136,392	121,556
Loss on extinguishment of debt, net	119	—	119	672
Transaction, transition and restructuring costs	5,472	8,580	16,081	16,143
Recovery of allowance on loans receivable and investments, net	—	(56)	—	(166)
Shareholder relations matters	—	—	—	15,751
Other expense	13,370	3,935	20,621	10,729
Net income attributable to noncontrolling interests	2,661	1,753	7,347	5,306
(Income) loss from unconsolidated entities	(16,644)	(4,629)	(12,195)	5,406
Gain on real estate dispositions	(1,283)	(271)	(35,268)	(50,282)
Income tax (benefit) expense	(6,345)	3,002	(13,028)	7,764
NOI	$614,897	$513,150	$1,772,310	$1,531,388

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of September 30, 2025	As of December 31, 2024
Investment mix by asset type (1):
Senior housing communities	68.9%	67.3%
Outpatient medical buildings	18.3	19.7
Research centers	5.5	5.3
Other healthcare facilities	4.3	4.5
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.8	2.0
Skilled nursing facilities (“SNFs”)	0.7	1.2
Secured loans receivable and investments, net	0.5	—
Total	100.0%	100.0%
Investment mix by manager and tenant (1):
Atria	19.9%	21.0%
Lillibridge	9.5	9.8
Sunrise	9.4	9.9
Le Groupe Maurice	6.2	6.4
Brookdale	5.5	6.6
Wexford	5.3	5.1
Ardent	4.5	4.9
Kindred	1.2	1.3
All other	38.5	35.0
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale, development properties not yet operational and land parcels and including secured loan receivable and investments, net) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operations mix by manager and tenant and business model:
Total Revenues:
SHOP	73.1%	68.4%	72.4%	68.1%
Brookdale (1)	2.8	3.1	2.9	3.1
Ardent	2.6	3.0	2.7	3.1
Kindred	2.3	2.8	2.5	2.8
All others	19.2	22.7	19.5	22.9
Total	100.0%	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	49.2%	41.7%	48.1%	41.3%
Brookdale (1)	6.8	7.3	6.8	7.3
Ardent	6.3	7.3	6.5	7.3
Kindred	5.5	6.8	5.9	6.7
All others	32.2	36.9	32.7	37.4
Total	100.0%	100.0%	100.0%	100.0%
Operations mix by geographic location:
Total Revenues:
California	12.1%	13.5%	12.5%	13.5%
Texas	8.4	6.5	7.9	6.5
New York	7.5	7.0	7.1	7.1
Quebec, Canada	5.3	5.9	5.3	5.9
Illinois	4.1	4.9	4.3	4.8
All others	62.6	62.2	62.9	62.2
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1)For all periods presented, includes 121 senior housing properties in our NNN segment leased to Brookdale, including 56 properties for which the lease expires on December 31, 2025 (the “Brookdale Conversion and Sale Communities”). We plan to sell or convert to our SHOP segment all of the Brookdale Conversion and Sale Communities. In connection therewith, (i) 13 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment during the quarter ended September 30, 2025, with the revenues and NOI for those properties included in the above table through the date of conversion, and (ii) 14 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment on October 1, 2025.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have an adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have an adverse effect on us. During the nine months ended September 30, 2025, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

Tenant Lease Expirations

The following table summarizes our lease expirations in our OM&R and NNN segments, excluding real estate assets classified as held for sale, over the next 10 years and thereafter, assuming that none of the tenants exercise any of their renewal or purchase options, as of September 30, 2025 (dollars and square feet in thousands):

	Expiration Period
	4Q 2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Thereafter
OM&R:
Square Feet	773	2,229	2,999	2,471	2,629	2,275	1,589	1,349	1,254	2,497	2,151
OM&R Annualized Base Rent (1)	$22,088	$57,909	$88,786	$72,247	$74,413	$64,962	$37,516	$41,117	$38,520	$69,066	$62,885
% of Total OM&R Annualized Base Rent	4%	9%	14%	11%	12%	10%	6%	7%	6%	11%	10%

NNN:
Segment Properties	18	31	6	16	18	27	2	7	8	5	81
NNN Annualized Base Rent (1)(2)	$38,903	$40,556	$10,582	$43,634	$12,014	$87,201	$1,991	$9,001	$7,154	$16,481	$212,464
% of Total NNN Annualized Base Rent	8%	8%	2%	9%	3%	18%	—%	2%	1%	3%	44%

Total OM&R and NNN Annualized Base Rent	$60,992	$98,465	$99,368	$115,881	$86,427	$152,163	$39,507	$50,118	$45,674	$85,547	$275,349
% of Total OM&R and NNN Annualized Base Rent	5%	9%	9%	10%	8%	14%	4%	5%	4%	8%	25%
______________________________
(1)Annualized Base Rent (“ABR”) represents the annualized contractual cash base rent for properties leased as of quarter end. ABR does not include future rent escalators, percentage rent, which is a rental charge typically based on certain tenants' gross revenue, common area maintenance charges or non-cash items such as straight-line rental income, the amortization of above / below market lease intangibles or other items.

(2)The expiration of ABR in the fourth quarter of 2025 includes rent associated with 18 senior housing properties leased to Brookdale, all of which are intended to be converted to our SHOP segment by December 31, 2025. For clarity, in the third quarter 2025, the lease for 27 senior housing properties leased to Brookdale terminated, all of which were converted to our SHOP segment. The expiration of ABR in 2030 includes rent associated with 20 LTACs currently leased to Kindred. The expiration of ABR in 2034 includes rent associated with 5 LTACs currently leased to Kindred. The expiration of ABR Thereafter includes rent associated with 65 properties currently leased to Brookdale.

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the nine months ended September 30, 2025, our material contractual obligations decreased primarily due to the net repayment of senior notes and mortgage loans. See “Note 10 – Senior Notes Payable and Other Debt” and “Note 12 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of September 30, 2025, our $3.5 billion unsecured revolving credit facility had no borrowings outstanding and $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of September 30, 2025 and December 31, 2024, we had no borrowings outstanding under our commercial paper program.

Ventas Realty has a $500.0 million unsecured term loan priced at 0.10% plus SOFR (“Adjusted SOFR”) plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It matures in June 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

Ventas Realty has a $200.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It matures in February 2027 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of September 30, 2025, we had a $100.0 million uncommitted line for standby letters of credit, which had an outstanding balance of $18.3 million. The agreement governing the line contains certain customary covenants and other terms and conditions. Under its terms, we are required to pay a fixed rate commission on each outstanding letter of credit.

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

As of September 30, 2025, we had $862.5 million, aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62% inclusive of the impact of the amortization of issuance costs. During the three and nine months ended September 30, 2025, we recognized $8.1 million and $24.3 million, respectively, of contractual interest expense and amortization of issuance costs of $1.8 million and $5.3 million, respectively, related to the Exchangeable Notes. Unamortized issuance costs of $4.9 million as of September 30, 2025 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets.

The Exchangeable Notes are currently exchangeable at an exchange rate of 18.2708 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $54.73 per share of common stock). The exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver (or cause to be delivered), as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Ventas Realty’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Prior to the close of business on the business day immediately preceding March 1, 2026, the Exchangeable Notes are exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture governing the Exchangeable Notes. On or after March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes are exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

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

Mortgages

During the nine months ended September 30, 2025, we repaid in full mortgage loans in the aggregate principal amount of $499.0 million.

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

As of September 30, 2025, our variable rate debt obligations of $1.2 billion reflect, in part, the effect of $140.9 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

As of September 30, 2025, our fixed rate debt obligations of $11.4 billion reflect, in part, the effect of $125.8 million and C$599.4 million ($430.6 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2025 Activity

For the nine months ended September 30, 2025, we entered into an aggregate $250.0 million notional amount of 10-year treasury locks to hedge interest rate risk on future debt issuances. The aggregate $250.0 million notional amount of treasury locks have a blended rate of 4.2%.

During the three and nine months ended September 30, 2025, approximately $0.5 million and $2.4 million, respectively, of realized gain primarily relating to our interest rate swaps was reclassified into Interest expense in our Consolidated Statements of Income. Approximately $1.2 million of unrealized losses, which are included in Accumulated other comprehensive income as of September 30, 2025, are expected to be reclassified into earnings within the next 12 months.

Capital Stock

We have established an at-the-market offering program that provides for the sale, from time to time, of shares of our common stock, including through forward sales agreements, as described in more detail below (the "ATM Program"). In September 2024, we entered into an ATM Sales Agreement providing for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock under the ATM Program. In June 2025, we amended the ATM Sales Agreement such that the aggregate gross sales price of common stock available for issuance under the ATM Program immediately following the amendment was $2.25 billion. As of September 30, 2025, the remaining amount available under the ATM Program for future sales of common stock was $1.3 billion.

During the three months ended September 30, 2025, we entered into equity forward sales agreements under the ATM Program for 11.6 million shares of our common stock for gross proceeds of $788.2 million, representing an average price of $67.89 per share. During the three months ended September 30, 2025, we settled 14.9 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $1.0 billion.

During the nine months ended September 30, 2025, we entered into equity forward sales agreements under the ATM Program for 34.4 million shares of our common stock for gross proceeds of $2.3 billion, representing an average price of $66.89 per share. During the nine months ended September 30, 2025, we settled 31.3 million shares of common stock under outstanding equity forward sales agreements for net cash proceeds of $2.1 billion.

As of September 30, 2025, we maintained unsettled equity forward sales agreements for 6.5 million shares of common stock, or approximately $424.4 million in gross proceeds, with varying maturities through April 2027.

In October 2025, we entered into additional equity forward sales agreements under the ATM Program for 0.8 million shares of common stock, or approximately $56.7 million in gross proceeds, which mature in May 2027.

From time to time, including under our ATM Program, we may enter into equity forward sales agreements. An equity forward sales agreement enables us to secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. Equity forward sales agreements generally have a maturity of one to two years. At any time during the term of an equity forward sales agreement, we may settle that equity forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding equity forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant equity forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the equity forward sales agreement and certain fixed price reductions for expected dividends on our common stock during the term of the equity forward sales agreement. Our unsettled equity forward sales agreements are accounted for as equity instruments. Refer to “Note 15 – Earnings Per Share.”

Common Stock

In May 2025, our stockholders approved the increase of authorized common stock from 600 million shares to 1.2 billion shares.

Dividends

During the nine months ended September 30, 2025, we declared a dividend of $0.48 per share of our common stock in each of the first, second and third quarters. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2025.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Nine Months Ended September 30,		Change
	2025	2024	$	%
Cash, cash equivalents and restricted cash at beginning of period	$957,233	$563,462	$393,771	69.9%
Net cash provided by operating activities	1,175,063	955,984	219,079	22.9
Net cash used in investing activities	(2,265,696)	(840,875)	(1,424,821)	(169.4)
Net cash provided by financing activities	373,901	489,019	(115,118)	(23.5)
Effect of foreign currency translation	2,050	(1,893)	3,943	208.3
Cash, cash equivalents and restricted cash at end of period	$242,551	$1,165,697	$(923,146)	(79.2)

Cash Flows from Operating Activities

Cash flows from operating activities increased $219.1 million during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to growth in our SHOP business.

Cash Flows from Investing Activities

Net cash used in investing activities increased $1.4 billion during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a $1.5 billion increase from higher real estate investments in our SHOP business.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $115.1 million during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a $1.3 billion net decrease in debt and a $83.0 million increase in cash distribution to common stockholders, partially offset by a $1.2 billion increase in issuances of common stock.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the entities and any outstanding loans receivable. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, as of September 30, 2025, we had $19.1 million outstanding letters of credit obligations.

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

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30, 2025	As of December 31, 2024	As of September 30, 2024
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,241,054	$9,744,519	$9,833,651
Unsecured term loans	—	400,000	400,000
Mortgage loans and other	2,194,520	2,684,014	2,750,623
Subtotal fixed rate	11,435,574	12,828,533	12,984,274
Variable rate:
Unsecured revolving credit facility	—	6,397	7,922
Unsecured term loans	700,000	300,000	300,000
Mortgage loans and other	528,608	483,872	479,824
Subtotal variable rate	1,228,608	790,269	787,746
Total	$12,664,182	$13,618,802	$13,772,020
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	73.0%	71.6%	71.4%
Unsecured term loans	—	2.9	2.9
Mortgage loans and other	17.3	19.7	20.0
Variable rate:
Unsecured revolving credit facility	—	—	0.1
Unsecured term loans	5.5	2.2	2.2
Mortgage loans and other	4.2	3.6	3.4
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	4.2%	4.1%	4.1%
Unsecured term loans	—	4.7	4.7
Mortgage loans and other	4.3	4.3	4.3
Variable rate:
Unsecured revolving credit facility	—	5.3	5.5
Unsecured term loans	5.1	5.3	6.0
Mortgage loans and other	5.0	5.1	5.7
Total	4.3	4.2	4.2

The variable rate debt as of September 30, 2025 in the table above reflects, in part, the effect of $140.9 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt as of September 30, 2025 in the table above reflects, in part, the effect of $125.8 million and C$599.4 million ($430.6 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

The increase in our outstanding variable rate debt at September 30, 2025 compared to December 31, 2024 is primarily attributable to the maturity of a $400.0 million variable to fixed interest rate swap in March 2025.

The decrease in our outstanding fixed rate debt at September 30, 2025 compared to December 31, 2024 was primarily attributable to the net repayment of senior notes, the maturity of a $400.0 million variable to fixed interest rate swap in March 2025 and the repayment of $499.0 million aggregate principal amount of mortgage loans.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of September 30, 2025 of $1.2 billion, interest expense on an annualized basis would increase by approximately $12.3 million, or less than $0.03 per diluted common share.

As of September 30, 2025 and December 31, 2024, our joint venture partners’ aggregate share of total consolidated debt was $324.9 million and $310.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $724.3 million and $676.8 million as of September 30, 2025 and December 31, 2024, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of September 30, 2025	As of December 31, 2024
Gross book value	$11,435,574	$12,828,533
Fair value	11,610,306	12,620,797
Fair value reflecting change in interest rates:
-100 basis points	12,086,161	13,078,684
+100 basis points	11,171,463	12,158,222

As of September 30, 2025 and December 31, 2024, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $203.5 million and $173.9 million, respectively. See “Note 6 – Loans Receivable and Investments” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2025 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Net Income and Normalized FFO for the nine months ended September 30, 2025 would decrease or increase by less than $0.01 per diluted common share. We will continue to mitigate these risks through a layered approach to hedging and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have a significant effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2025, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of 2025 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

We face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2025:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31	60	$62.87	—	—
August 1 through August 31	151	68.73	—	—
September 1 through September 30	40	67.91	—	—
Total	251	$67.20	—	—
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: October 30, 2025

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst
Executive Vice President and Chief Financial Officer