Form 10-K
period 2025-12-31
Ventas, Inc.
filed 2026-02-06
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ¨
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025, based on a closing price of the common stock of $63.15 as reported on the New York Stock Exchange, was $28.6 billion.
As of February 3, 2026, there were 474,965,224 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

CAUTIONARY STATEMENTS

    Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us,” “our,” “Ventas,” the “Company” and other similar terms in this Annual Report on Form 10-K (this “Annual Report”) refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, among others, statements of expectations, beliefs, future plans and strategies, anticipated results from operations and developments and other matters that are not historical facts. Forward-looking statements include, among others, statements regarding our and our officers’ intent, belief or expectation as identified by the use of phrases or words such as “assume,” “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “opportunity,” “estimate,” “could,” “would,” “should,” “line of sight,” “outlook” and other comparable and derivative terms or the negatives thereof. Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. We urge you to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made under “—Summary Risk Factors” below and in “Risk Factors” in Part 1A of this Annual Report.

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
Risks Relating to Our Business Operations and Strategy
•Macroeconomic trends, including trends relating to labor costs, unemployment, inflation, interest rates and exchange rates, may affect our business and financial results
•Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business
•To the extent that we or our managers, tenants and borrowers are unable to navigate successfully the trends affecting our or their businesses and the industries in which we or they operate, we may be adversely affected
•Our managers and tenants operate or exert substantial control over the properties that they manage or lease from us, which limits our control and influence over operations and results
•If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected
•We face potential adverse consequences from the bankruptcy or insolvency of our managers, tenants, borrowers and other obligors
•A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Ardent, Kindred, Atria, Sunrise and Le Groupe Maurice
•We are vulnerable to adverse changes affecting our specific asset classes and the real estate industry generally
•Ownership of properties or operation of our business outside the United States may subject us to different or greater risks than those associated with our domestic operations
•Our operating assets in our SHOP segment may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations
•Our inability to renew our management agreements with our SHOP managers or our leases with our NNN and OM&R tenants on as favorable terms or at all, and our inability when necessary, to effectively and efficiently transition a SHOP community to a new manager or a NNN or OM&R property to a new tenant, may have an adverse effect on our business, financial condition and results of operations
•The hospitals on or near the campuses where our outpatient medical buildings are located and their affiliated health systems may not remain competitive or financially viable
•Our research tenants face unique levels of expense and uncertainty
•If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment
•Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our external growth opportunities
•Our investments and acquisitions may be unsuccessful or fail to meet our expectations
•Our investments in co-investment and similar vehicles may subject us to risks that we would not otherwise face
•Merger, acquisition and investment activity in our industries resulting in a change of control of, or a competitor’s investment in, one or more of our managers, tenants or borrowers could adversely affect our business, financial condition and results of operations
•Increased construction and development in the markets in which our properties are located could adversely affect our future occupancy rates, operating margins and profitability
•Development, redevelopment and construction risks could affect our profitability
•We may face increased risks and costs associated with volatility in materials and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects
•Damage from catastrophic or extreme weather or other natural events could result in losses to the Company
•We may be unable to sell certain properties on a timely basis or on favorable terms, which may have an adverse effect on our business, financial condition and results of operations
•We own properties that are subject to ground lease, air rights or other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to loss of the properties if such agreements are breached by us or terminated
•We may be required to recognize reserves, allowances, credit losses or impairment charges

•Cybersecurity threats and incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of or unauthorized access to confidential or personal information or damage our or their business relationships and reputation
•The use of, or inability to take advantage of the benefits of, artificial intelligence by us or our managers, tenants and borrowers presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our managers, tenants and borrowers or may adversely impact the requirements and demand for properties
•Our success depends, in part, on our ability to attract and retain talented employees. The loss of any one of our key personnel or the inability to maintain appropriate staffing could adversely impact our business
•Damage to our reputation could adversely affect our business, financial condition or result of operations
Risks Relating to Our Capital Structure
•Market conditions, the actual and perceived state of the capital markets generally and limitations on our ability to access such markets could negatively impact our business and have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy
•We have a significant amount of outstanding indebtedness and may incur additional indebtedness in the future
•Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms
•We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective
•We may be adversely affected by fluctuations in currency exchange rates
•Covenants in the instruments governing our and our subsidiaries’ existing indebtedness limit our operational flexibility, and a covenant breach could adversely affect our operations
•The market price and trading volume of our common stock may be volatile
•Our stockholders may experience dilution if we issue additional common stock
Risks Relating to Legal, Compliance and Regulatory
•Significant legal or regulatory proceedings could subject us or our managers, tenants or borrowers to increased operating costs and substantial uninsured liabilities, which could adversely affect our or their liquidity, financial condition and results of operations
•We and our managers, tenants and borrowers may be adversely affected by regulation and enforcement
•Our investments may expose us to unknown liabilities
•We and our managers, tenants and borrowers may be adversely affected by complex and evolving laws and regulations regarding data privacy and cybersecurity
•The amount and scope of insurance coverage provided by our policies and policies maintained by our managers, tenants or other counterparties may not adequately insure against losses
•We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes
Risks Relating to Our REIT Status
•Loss of our status as a REIT would have significant adverse consequences for us and the value of our common stock
•Our REIT status depends on meeting Code requirements, and failure to do so could negatively impact our business, financial condition, or results of operations
•Legislative or other actions affecting REITs or taxes could have a negative effect on our stockholders or us
Note Regarding Third-Party Information
This Annual Report may include information provided to us by our managers, tenants, borrowers, business partners and unconsolidated entities or that we have obtained from SEC filings or other publicly available information of our tenants, managers, business partners and unconsolidated entities in which we invest. We believe that such information is accurate and that the sources from which it has been obtained are reliable. However, we cannot guarantee the accuracy of such information and have not independently verified the assumptions on which such information is based.

PART I

ITEM 1.    Business
BUSINESS
Overview

Ventas, Inc. is an S&P 500 company focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of December 31, 2025, we owned or had investments in 1,409 properties consisting of 1,374 properties in our reportable segments (“Segment Properties”) and 35 properties held by unconsolidated real estate entities in our non-segment operations. We are headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally are not required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of technical requirements, which impact how we invest in, operate and manage our assets. See “Risk Factors—Risks Relating to Our REIT Status” included in Part I, Item 1A of this Annual Report.

We operate through three reportable segments: senior housing operating portfolio, which we refer to as “SHOP,” outpatient medical and research portfolio, which we refer to as “OM&R,” and triple-net leased properties, which we refer to as “NNN.” We also hold assets outside of our reportable segments, which we refer to as non-segment assets, and which consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments, accounts receivable and investments in unconsolidated entities. Our investments in unconsolidated entities include investments made through our third-party institutional private capital management platform, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). Our investments in unconsolidated entities also include investments in operating entities, such as Ardent Health, Inc. (together with its subsidiaries, “Ardent”) and Atria Senior Living, Inc. (together with its subsidiaries, “Atria”). See our Consolidated Financial Statements and the related notes, including “Note 7 – Investments in Unconsolidated Entities” included in Part II, Item 8 of this Annual Report.

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

The following table summarizes information for our portfolio for the year ended December 31, 2025 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$1,184,064	49.4%	752
Outpatient medical and research portfolio (OM&R)	590,169	24.7%	409
Triple-net leased properties (NNN)	588,073	24.6%	213
Non-segment (2)	30,748	1.3%	n/a
	$2,393,054	100%	1,374
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
(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments.
n/a—not applicable

Business Strategy

For nearly three decades, Ventas has pursued a strategy focused on delivering outsized value to stockholders and other key stakeholders by enabling exceptional environments that benefit a large and growing aging population. Working with industry-leading care providers, partners and research and medical institutions, our collaborative and experienced team is focused on achieving consistent, superior total returns through: (1) delivering profitable organic growth in senior housing, (2) capturing value-creating external growth focused on senior housing, (3) generating strong cash flow throughout our portfolio of high-quality assets unified in meeting demographic demand and (4) maintaining financial strength, flexibility and liquidity.

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
In order to support our SHOP segment, we developed Ventas OI™, a proprietary data and analytics platform, to provide us with timely access to high-quality data that informs real-time decisions. Through Ventas OI™, we collect and assess data from a variety of sources, including proprietary data from our senior housing operations and external data sources. This data supports business models and automated dashboard reporting that are enabled by machine learning, providing us with reporting systems & business intelligence dashboards, marketing and sales analytics, competitive intelligence and geospatial analytics. Ventas OI™ blends our operational expertise and data analytics to engage the managers, enhance the performance of our communities and elevate the quality of care and services delivered to residents. We also leverage Ventas OI™ for our investment and capital expenditure decisions.

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

Because we have elected to be taxed as a REIT, we are subject to restrictions impacting how we invest in, operate or manage our properties, including the senior housing communities in our SHOP segment. Some of those restrictions depend on whether a senior housing community is treated as a “qualified health care property” under the REIT rules. Senior housing communities in our SHOP segment that are “qualified health care properties” generally must be managed and operated by a third-party manager, including for purposes of procuring supplies, hiring and training employees, entering into third-party contracts for the benefit of the community and providing resident care and services. Senior housing communities that are not “qualified health care properties” may be managed by us directly through a taxable REIT subsidiary or by a third-party manager. The majority of senior housing communities in our SHOP segment are characterized as “qualified health care properties” that must be operated by third-party managers. See “—Government Regulation—Tax Regulation” included in Part I, Item 1 of this Annual Report.

Where we engage a third-party manager, either by choice or as required by REIT tax rules, we generally rely on the third-party managers’ personnel, expertise, technical resources and information systems, risk management processes, proprietary information, good faith and judgment to manage the senior housing communities’ operations efficiently and effectively. We also rely on the third-party managers to set appropriate resident fees, to provide accurate property-level financial results in a timely manner and otherwise manage risk and operate the senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. We are generally responsible for all operational costs, expenses and other risks and liabilities. While our managers typically indemnify us for liabilities arising out of certain of their actions such as gross negligence, fraud or willful misconduct, we may not be able to enforce these rights, or we may determine it is not prudent to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—Our operating assets in our SHOP segment may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations” included in Part I, Item 1A of this Annual Report.

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

As of December 31, 2025, we engaged 39 third-party managers to operate the 752 properties in our SHOP segment on our behalf. The following table provides information regarding our significant SHOP manager concentration as of and for the year ended December 31, 2025:

	Percentage of Total NOI for the year ended December 31, 2025	Segment Properties as of December 31, 2025	Percentage of Segment Properties as of December 31, 2025
Atria Senior Living, Inc.	17.7%	194	14.1%
Sunrise Senior Living, LLC	6.8	98	7.1
Le Groupe Maurice	5.6	37	2.7

The properties in our SHOP segment managed by Atria, Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Le Groupe Maurice (together with its subsidiaries, “Le Groupe Maurice”) accounted for a significant portion of our SHOP segment revenues and NOI for the year ended December 31, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration Risk” included in Part II, Item 7 of this Annual Report and “Risk Factors—Risks Relating to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Ardent, Kindred, Atria, Sunrise and Le Groupe Maurice” included in Part I, Item 1A of this Annual Report.

As of December 31, 2025, we held a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, as well as the right to appoint two members to the Atria Board of Directors. See Note 7 – Investments in Unconsolidated Entities of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Although we do not participate directly in the financial performance of our tenants’ operations, we are exposed to the credit risk of our tenants in our OM&R segment. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected” included in Part I, Item 1A of this Annual Report.

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

SNFs provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high technology, care-intensive, high-cost setting of an acute care or rehabilitation hospital. Treatment programs may include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment.

LTACs typically serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit and have a Medicare average length of stay of greater than 25 days. LTACs typically have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a SNF or rehabilitation hospital.

IRFs are devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues. Other healthcare facilities include facilities that provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. These other healthcare facilities may also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy.

Charges for services provided at SNFs, LTACs, IRFs and other healthcare facilities are generally paid from a combination of government reimbursement and commercial insurance and other private sources.

We lease the properties in our NNN segment to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. The leases in our NNN segment typically contain annual or periodic rent escalators that may be contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. These agreements may include provisions for termination under specific circumstances, including in the event of a monetary or non-monetary default by the tenant or in the event of a failure of the tenant to meet certain financial or operational covenants. The agreements typically include broad indemnities in our favor from the tenant for liabilities arising out of the tenant’s operations. Although we do not participate directly in the financial performance of the tenants’ operations, we are exposed to the credit risk of our tenants in our NNN segment. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected” included in Part I, Item 1A of this Annual Report.

The following table provides information regarding our significant NNN tenant concentration as of and for the year ended December 31, 2025:

	Percentage of Total NOI for the year ended December 31, 2025	Segment Properties as of December 31, 2025	Percentage of Segment Properties as of December 31, 2025
Brookdale Senior Living, Inc. (1)	6.2%	77	5.6%
Kindred Healthcare, LLC	5.8	31	2.3
Ardent Health Partners, LLC	6.4	30	2.2
______________________________
(1)Percentage of Total NOI includes the NOI for 121 senior housing properties in our NNN segment that were leased to Brookdale (as defined below) for all or part of 2025, including 56 properties for which the lease expired on or before December 31, 2025 (the “Brookdale Conversion and Sale Communities”). In connection therewith, (i) 42 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment during 2025, with the NOI for those properties included through the date of conversion, (ii) 3 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment on January 1, 2026, (iii) 2 of the Brookdale Conversion and Sale Communities were sold during 2025, with the NOI for those properties included through the date of sale and (iv) 9 of the Brookdale Conversion and Sale Communities were held for sale as of December 31, 2025. As a result of the foregoing, Brookdale is not expected to represent a significant portion of the Total NOI or properties for our NNN segment in 2026 and thereafter.

The properties we lease to Brookdale Senior Living, Inc. (together with its subsidiaries, “Brookdale”), Ardent and Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) accounted for a significant portion of our NNN segment revenues and NOI for the year ended December 31, 2025. As noted previously, Brookdale is not expected to represent a significant portion of the Total NOI or properties for our NNN segment in 2026 and going forward. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Ardent, Kindred, Atria, Sunrise and Le Groupe Maurice” included in Part I, Item 1A of this Annual Report,“ “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration Risk” included in Part II, Item 7 of this Annual Report and “Note 3 – Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

As of December 31, 2025, we held warrants exercisable at any time prior to September 13, 2034, for 9.9% of the common equity of a parent company of Kindred exercisable at the pre-issuance value of such common equity (the “Scion Warrants”). See “Note 9 – Other Assets” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

As of December 31, 2025, we held an approximately 6.6% ownership interest in Ardent. See “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Non-Segment Assets

Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable. Our loans receivable and investments generally provide us with interest income and fees and are often secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related properties or may take the form of mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. We also hold non-mortgage loans receivable, net, which are generally corporate loans that are collateralized primarily by non-real estate related collateral or are unsecured. See “Note 6 – Loans Receivable and Investments, net” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Although we do not participate directly in the financial performance of the operations of our borrowers’ properties, we are directly exposed to the credit risk of our borrowers and therefore indirectly to their operational risks. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected” included in Part I, Item 1A of this Annual Report.

Non-segment assets also include our investments in unconsolidated entities, including investments in unconsolidated real estate entities through our third-party institutional private capital management platform, VIM, and investments in unconsolidated operating entities, such as Ardent and Atria. Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles. In these arrangements, we are typically the general partner and earn fees as a result of that service. The assets in our VIM business are primarily comprised of three platforms: the Ventas Fund, a state pension fund joint venture and a sovereign wealth fund joint venture. The Ventas Fund is a perpetual life vehicle focused on investments in core and core plus life science, outpatient medical and senior housing real estate in North America. Our state pension fund joint venture is principally focused on investments in ground up development and value-added redevelopment of senior housing. Our sovereign wealth fund joint venture is focused on university-based research and innovation development projects. In the Ventas Fund and certain other ventures, we have the ability to earn revenues through incentive fees periodically during the life of the venture. See “Note 7 – Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Development and Redevelopment Activities

From time to time, we engage in development and redevelopment activities within our reportable segments and through our investments in unconsolidated entities. For example, we are party to certain agreements that commit us to develop properties funded through capital that we and, in certain circumstances, our joint venture partners provide. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities, outpatient medical buildings and research centers to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Geographic Diversification of Properties

Our portfolio of assets is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total revenues for the year ended December 31, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Concentration Risk” included in Part II, Item 7 of this Annual Report.

Competition

We generally compete for investments in real estate with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our external growth opportunities” included in Part I, Item 1A of this Annual Report and “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our managers, tenants and borrowers typically compete on a local and regional basis with other organizations that provide comparable services. They typically compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. With respect to outpatient medical buildings and research centers, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system or university, physician preferences and proximity to hospital or university campuses or research centers and quality of lab space. The ability of our managers, tenants and borrowers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Risks Relating to Our Capital Structure—Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business” and “Risk Factors—Risks Relating to Legal, Compliance and Regulatory—We and our managers, tenants and borrowers may be adversely affected by regulation and enforcement” included in Part I, Item 1A of this Annual Report.
We also compete to attract and retain qualified employees. Our ability to compete effectively will depend on our ability to attract new employees and retain and motivate existing employees. See “Risk Factors—Our success depends, in part, on our ability to attract and retain talented employees. The loss of any one of our key personnel or the inability to maintain appropriate staffing could adversely impact our business”

Human Capital Management

Our experienced team is focused on winning together to drive success and create value. As of December 31, 2025, we had 542 employees, none of which are subject to a collective bargaining agreement. We provide a unique environment that offers opportunities for our team to contribute their talents, develop their skills and learn from each other as they build successful careers.

The Compensation Committee and Nominating, Governance and Corporate Responsibility (“NGCR”) Committee of the Board of Directors of the Company (“Board of Directors” or “Board”) and the Board itself provide oversight of certain human capital matters. We report on human capital matters regularly to these committees and periodically to our Board of Directors. The most significant human capital measures and objectives that we focus on include the topics described below.

Talent Acquisition, Development and Retention

We are focused on maintaining a strong culture that attracts and retains individuals who share a passion for excellence, integrity, execution, problem-solving skills and collaboration. We invest in our people and their continuous development by providing valuable professional experiences, tailored skill and leadership development programs and meaningful opportunities to learn from internal and external experts.

Employee engagement and satisfaction contribute to our ability to attract and retain top talent. Each year, we conduct an employee engagement survey through an independent third party, which measures our progress on key employee engagement metrics and identifies opportunities for evolving our programs.

Compensation and Benefits

Ventas prides itself in offering an industry-leading compensation and benefits package. Our benefits programs include a robust offering of medical, dental, vision, life, accidental death and dismemberment, disability plans and wellness programs, all of which require very low employee contributions or are offered at no cost to employees. We also provide other ancillary benefits at competitive group rates that allow employees to customize benefits to best meet their needs. We offer employees a 401(k) profit sharing plan with both pretax and Roth offerings and competitive employer matching contributions that enables them to plan for retirement.

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

Organizational Resilience

Our talented employee base is the foundation of our organizational resilience. As part of our employee value proposition, in addition to competitive compensation and benefits offerings, we invest in growth, development opportunities and comprehensive performance management for our employees that empower them to realize their full potential, expand their capabilities and fill critical roles within the organization. Our employee base is comprised of a mix of longer tenured employees, who contribute deep institutional experience and knowledge, and shorter tenured employees, who contribute new perspectives and ways of doing things. As of December 31, 2025, more than 42% of our employees have been promoted or transferred internally for new opportunities, reflecting our deep commitment to creating an environment where people can build their careers.

The NGCR Committee leads, and the Board oversees and reviews at least annually, a robust short- and long-term succession planning process for our senior management team, including our CEO. In assessing possible CEO candidates, our independent directors identify the skills, experience and attributes they believe are required for an effective leader in light of the Company’s strategic plan, business opportunities and challenges. The Board employs a similar approach with respect to evaluating possible candidates for other senior management positions. In general, our management succession planning is designed to anticipate both “planned” successions, such as those arising from anticipated retirements, and “unplanned” succession events, including emergencies and a range of other potential contingencies. Our Board has adopted an emergency succession plan to facilitate the transition to both interim and long-term leadership in the event of an unexpected vacancy in the position of CEO.

The CEO, Executive Vice President, General Counsel and Vice President, Human Resources support the annual succession plan review conducted by the NGCR Committee by providing information about each executive role and succession scenarios, including an overview of each potential successor’s experience and potential, readiness assessment and planned leadership development opportunities. The independent members of the Board also regularly interact with employees across several levels of seniority of Ventas through management presentations at Board meetings and other informal events to form their own independent assessment of senior leaders.

The NGCR Committee and the Board also regularly review strength and gaps in the executive and senior management team and their organizations with the Company’s long-term strategy and goal of optimizing performance in mind. When appropriate, action plans are identified and executed to drive performance, enhance organizational resilience and support succession planning, including for the CEO. We engage third party experts where appropriate to bring additional insights to and facilitate succession planning, conduct assessments and provide coaching and development to executives and others in cases where the Company and the employee will benefit.

Corporate Sustainability

Ventas takes a data-driven, holistic view of risks and opportunities to develop and execute corporate sustainability initiatives that support our business strategy and enhance value for stockholders. Our priorities are organized under three pillars:

•Sustainable Business: Creating Long-Term Value
•Exceptional Employees: Attracting and Engaging Top Talent
•High Standards: Leading in Governance, Ethics and Transparency

Ventas has set measurable goals related to our key sustainability topics and progress towards these goals is reported annually in our Corporate Sustainability Report.

These matters are overseen by our NGCR Committee. Our EVP, General Counsel and Ethics & Compliance Officer and VP, Corporate Sustainability report on these matters regularly to the NGCR Committee and periodically to our Board of Directors.

Insurance

We maintain and/or contractually require that our managers, tenants, borrowers and certain other counterparties maintain comprehensive insurance coverage on our properties, our operations and, where appropriate, their operations, with terms, conditions, limits and deductibles that we believe are customary for similarly situated companies in each industry. We frequently review our insurance programs and requirements. The insurance that we maintain or require may take the form of commercial insurance, captive insurance or self-insurance.

We maintain the property insurance for a vast majority of our properties in our OM&R and SHOP segments. We maintain liability insurance for the properties in our OM&R segment and general and professional liability insurance for most of the senior housing communities and related operations in our SHOP segment. Where we do not maintain the general and professional liability insurance for a senior housing community and its related operations, the manager is contractually required to maintain it in accordance with standards set forth in our management agreements. We also contractually require the tenants in our NNN segment to maintain property and liability insurance in accordance with standards set forth in our lease agreements with them.

Through our OM&R segment, we provide engineering, construction and architectural services in connection with new development projects, and we maintain and/or contractually require tenants, contractors, design professionals and other parties involved with such services to maintain property and liability insurance with respect to those activities.

The Company maintains a wholly-owned captive insurance company, which provides insurance coverage for losses below the deductible and within the self-insured retention of the commercial property and general and professional liability insurance that we maintain for certain of our outpatient medical and senior housing properties. The captive insurance company also provides a portion of the insurance coverage for losses above the self-insured retention of the commercial property insurance.

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

We make available, free of charge, through our Investor Relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). In addition, our Guidelines on Governance, Global Code of Ethics and Business Conduct (including waivers from and amendments to that document) and the charters for each of our Audit and Compliance, NGCR and Compensation Committees are available on our Investor Relations website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to our Corporate Secretary at Ventas, Inc., 300 North LaSalle Street, Suite 1600, Chicago, Illinois 60654.

GOVERNMENT REGULATION

United States Healthcare Regulation, Licensing and Enforcement

We, along with our managers, tenants and borrowers in the United States, are subject to or impacted by extensive and complex federal, state and local healthcare laws and regulations, including laws and regulations relating to quality of care, licensure and certificates of need (“CON”), conduct of operations, government reimbursement, such as Medicare and Medicaid, fraud and abuse, qualifications of personnel, appropriateness and classification of care, adequacy of plant and equipment and data privacy and cybersecurity. In our SHOP segment, these laws and regulations typically apply directly to us and our senior housing communities, where we generally hold the applicable healthcare licenses. In some instances, we enroll in government reimbursement programs, such as Medicare and Medicaid, on behalf of the communities in our SHOP segment. In our other segments, our tenants and borrowers are typically subject to these laws and regulations. Imposition of sanctions associated with these laws and regulations could adversely affect the tenant’s or borrower’s ability to satisfy their obligations to us. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—Our operating assets in our SHOP segment may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations,” “Risk Factors—Risks Relating to Our Business Operations and Strategy—If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected” and “Risk Factors—Risks Relating to Legal, Compliance and Regulatory—We and our managers, tenants and borrowers may be adversely affected by regulation and enforcement” included in Part I, Item 1A of this Annual Report.

Healthcare laws and regulations are wide-ranging and complex. Noncompliance may result in the imposition of civil, criminal, and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by us or our managers, tenants or borrowers could have a significant effect on our and their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors—Risks Relating to Legal, Compliance and Regulatory” in Part I, Item 1A of this Annual Report.

Licensure, Certification and CONs

Senior housing communities, other than independent living communities, are subject to state and local healthcare laws that may require licenses, certifications and permits in order to operate, and may vary greatly from one jurisdiction to another. Our senior housing communities that receive government reimbursement payments are also subject to extensive federal laws and regulation. Our tenants or borrowers who operate other facilities, such as SNFs, LTACs, IRFs, health systems and medical practices, are typically subject to extensive federal and state regulation and must hold various licenses, certifications, and permits. Licensure and certification may be conditioned on requirements related to, among other things, the quality of medical care provided, compliance with staffing levels and reporting requirements, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment and continuing compliance with applicable laws and regulations. Sanctions for failure to comply with licensure and certification laws and regulations include loss of licensure or certification and ability to participate in or receive payments from the Medicare and Medicaid programs, suspension of or non-payment for new admissions, fines, and potential criminal penalties.

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

Fraud and Abuse Enforcement

Participants in the U.S. healthcare industry are subject to complex federal and state civil and criminal laws and regulations governing healthcare provider referrals, relationships and arrangements. These laws include: (i) federal and state false claims acts, which generally prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs; (ii) federal and state anti-kickback and fee-splitting statutes, including the federal Anti-Kickback Statute, which prohibits the payment or receipt of remuneration to induce referrals or generate business involving healthcare items or services payable by Medicare or Medicaid; (iii) federal and state physician self-

referral laws, which generally prohibit referrals of certain services by physicians to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which requires a lower burden of proof than other fraud and abuse laws and prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services.

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

Government Reimbursement

Sources of revenue for us and some of our tenants and borrowers include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs, and non-governmental third-party payors, such as insurance carriers and health maintenance organizations. Medicare is a federal health insurance program for persons aged 65 and over, some disabled persons, persons with end-stage renal disease and persons with amyotrophic lateral sclerosis. Medicaid is a medical assistance program for eligible needy persons that is funded jointly by federal and state governments and administered by the states. Medicaid eligibility requirements and benefits vary by state. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, regulations and administrative and judicial interpretations of existing law.

Federal and state governments have made and continue to make significant modifications to the Medicare and Medicaid programs, including changes intended to reduce government spending. These changes may include, for example, reductions in reimbursement rates, funding restrictions, limitations on payments to Medicare and Medicaid managed care plans and cost control strategies such as increased enrollment in managed care programs. Private payors, such as insurance companies, are typically for-profit companies and are continuously seeking opportunities to control healthcare costs. In some cases, private payors rely on Medicare reimbursement systems to determine reimbursement rates, such that changes in government health care programs that reduce payments under those programs may negatively impact payments from private payors. These changes may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and borrowers. Additionally, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws that directly or indirectly affect reimbursement. For example, the federal budget reconciliation bill, H.R. 1, enacted on July 4, 2025, (the “OBBBA”), includes several healthcare policy changes that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. The law requires changes to Medicaid financing mechanisms, some of which are intended to reduce the federal matching funds received by state Medicaid programs. Reductions in federal Medicaid funds and increases to state administrative burdens could have a significant impact on Medicaid programs, such as limitations on eligibility or coverage, particularly if states are unable to offset federal funding reductions.

In recent years, governmental and commercial payers have made efforts to promote shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care, such as accountable care organizations and bundled payments. It is difficult to predict the nature and success of future financial or delivery system reforms, but changes to reimbursement rates and related policies could adversely impact our and our tenants’ results of operations. See “Risk Factors—Risks Relating to Our Capital Structure—Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business” included in Part I, Item 1A of this Annual Report.

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

The U.S. Department of Health and Human Services (“HHS”) Office of Inspector General, the Pandemic Response Accountability Committee and other governments each may have the right to conduct audits of our, or our managers’, tenants’ or borrowers’, use of funds from such programs and may have the right to recoup some or all of the payments if it determines those payments were not made or the funds not used in compliance with its rules, regulations and interpretive guidance.

International Healthcare Regulation

Our SHOP segment includes senior housing communities in Canada and the United Kingdom. Our SHOP operations and the operations of our tenants in those countries are subject to a variety of healthcare laws and regulations related to, among other things, quality of care, licensure, government reimbursement and fraud and abuse.

Our senior living communities in Canada are provincially regulated. Within each province, there are different categories for senior living residences that are generally based on the level of care sought or required by a resident (e.g., assisted or retirement living, senior living residences, residential care, long-term care). In some of these categories and depending on the province, residences may be government funded, or the individual residents may be eligible for a government subsidy, while other residences are exclusively private-pay. The governing legislation and regulations vary by province, but generally impose licensing requirements and requirements related to quality control, public health, infection control and other care-related operating standards. These laws empower regulators in each province to take a variety of steps to ensure compliance, conduct inspections, issue reports and generally regulate the industry. These laws typically apply directly to us and our senior living communities in Canada, where we generally hold the applicable operating licenses. Also, certain provinces (such as Quebec) impose rent control regulations that apply to our senior living communities.

In the United Kingdom, operations in our senior housing communities are principally regulated as “care home services” under the Health and Social Care Act 2008 (as amended) and other regulations including the Health and Care Act 2022 and the Health and Social Care Act 2008 (Regulated Activities) (Amendment) Regulations 2023. This legislation subjects service providers to standards of care and requires that all persons carrying out such activities be registered and comply with requirements related to, among other things, ensuring the senior housing communities provide safe, effective care and are caring, responsive and well-led, and that managers of such persons be registered and be “fit and proper persons”. In the case of our senior housing communities in the UK that are in our SHOP segment, we are required to be registered under such legislation and are directly subject to such requirements. A failure to comply with such requirements may result in, among other things, substantial fines and criminal prosecutions in certain cases. Sources of revenue for our senior housing communities in the United Kingdom include federal (including the National Health Service) and local governmental authorities in addition to private payors.

Data Privacy and Cybersecurity

We and our managers, tenants and borrowers are subject to federal, state and international laws and regulations related to data privacy and cybersecurity. These statutes, and other similar federal, state and international laws and regulations that may be enacted in the future, may require us or our managers, tenants or borrowers to modify our or their data processing and cybersecurity practices and policies, incur substantial compliance-related costs and expenses and otherwise suffer adverse impacts on our or their business. See “Risk Factors—Risks Relating to Legal, Compliance and Regulatory—We and our managers, tenants and borrowers may be adversely affected by complex and evolving laws and regulations regarding data privacy and cybersecurity” in Part I, Item 1A of this Annual Report.

We and our managers, tenants and borrowers may be subject to data privacy and cybersecurity regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”). These regulations restrict the use and disclosure of individually identifiable health information (“protected health information” or “PHI”), provide for individual rights and require safeguards for PHI and notification of breaches of unsecure PHI. Entities subject to HIPAA include most healthcare providers, including some of our managers, tenants and borrowers. These covered entities are required to implement administrative, physical and technical practices to protect the security of PHI that is electronically maintained or transmitted. Business associates of covered entities who create, receive, maintain or transmit PHI are also subject to certain HIPAA provisions. Violations of HIPAA may result in substantial civil and/or criminal fines and penalties. The Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches and regulate unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. The U.S. Congress has considered, and will likely in the future consider, proposals for more comprehensive federal data privacy and cybersecurity legislation to which we or our managers, tenants and borrowers may be subject if passed.

Data privacy and cybersecurity are areas of increasing state legislative focus, and states are increasingly proposing or enacting legislation that relates to data privacy and cybersecurity. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), gives California residents certain rights with respect to their personal information. Other states where we or our managers, tenants or borrowers do business, or may in the future do business, have enacted, or are considering enacting, comprehensive data privacy and cybersecurity laws that share similarities with the CCPA, for example the Texas Data Privacy and Security Act, effective as of July 1, 2024. In addition, laws in all 50 U.S. states and most U.S. territories generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach, and we or our managers, tenants or borrowers may be required to report events related to data privacy or cybersecurity issues, events where customer information may be compromised, unauthorized access to our or their systems or networks and other security breaches, to affected individuals or the relevant regulatory authorities.

Our senior housing communities in Canada are subject to data privacy and cybersecurity legislation, including, in certain provinces, data privacy and cybersecurity laws specifically related to personal health information. Although the obligations of senior living residences in the various provinces differ, they all include the obligation to protect personal information. The powers of data privacy and cybersecurity regulators and penalties for violations of data privacy and cybersecurity laws vary according to the applicable law or are left to the courts.

In the United Kingdom, providers of care home services, including us and our tenants and managers, are subject to the U.K.’s Data Protection Act 2018, U.K. General Data Protection Regulation, Privacy and Electronic Communications Regulations and Data (Use and Access) Act 2025 (collectively, “U.K. Data Protection Laws”), which govern the processing of personal data (including in relation to employees, clients and recipients of care home services). The U.K. Data Protection Laws impose a significant number of obligations on data controllers with the potential for fines of up to 4% of annual worldwide turnover or £17.5 million, whichever is greater.

Regulation Impacting our Life Sciences Research Tenants

Some of our tenants, including university-affiliated organizations and private sector companies, conduct life sciences, medical device or related research. These tenants may be dependent on the public markets, private investors, the federal government agencies, such as the National Institutes of Health (“NIH”), or other sources of funding to support their activities. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry. It also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. Therefore, these tenants may face high levels of regulation, expense and uncertainty.

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

We are subject to state and local tax in the United States and certain states that do not conform completely to the federal income tax rules. We also are subject to non-U.S. tax on our operations in Canada and in the United Kingdom, as our U.S. REIT status does not by itself afford us special tax status in those countries. We attempt to structure our investments outside of the U.S. in the most efficient manner possible, but do expect to incur some tax expense on our non-U.S. operations, which could increase due to tax rate increases, interest expense limitations or other changes in law. In particular, legislation related to interest expense deductibility in Canada may have a significant impact on our income tax expense and cash taxes. See “Risk Factors—Risks Relating to Our REIT Status—Legislative or other actions affecting REITs or taxes could have a negative effect on our stockholders or us” included in Part I, Item 1A of this Annual Report.

The Code defines a REIT as a corporation, trust or association:

1.that is managed by one or more trustees or directors;
2.that issues transferable shares or transferable certificates to evidence its beneficial ownership;
3.that would be taxable as a domestic corporation, but for Sections 856 through 860 of the Code;
4.that is not a financial institution or an insurance company within the meaning of certain provisions of the Code;
5.that is beneficially owned by 100 or more persons;
6.not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals, including certain specified entities, during the last half of each taxable year; and
7.that meets other tests, regarding the nature of its income and assets and the amount of its distributions.

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

In addition, in such event we would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of our common stock. See “Risk Factors—Risks Relating to Our REIT Status.” included in Part I, Item 1A of this Annual Report.

Our senior housing communities, including certain of our independent living communities, that are considered “qualified health care properties” that are not leased to a third party operator generally must be owned and operated in a structure where we engage a third-party manager to manage and operate the senior housing communities. For these senior housing communities we are required to rely on a third-party manager to manage and operate the property, including for purposes of procuring supplies, hiring and training all employees, entering into all third-party contracts for the benefit of the property, including resident/patient agreements, complying with laws and regulations, including but not limited to healthcare laws, and providing resident care and services, in exchange for a management fee. The majority of senior housing communities in our SHOP segment are characterized as qualified health care properties that must be operated by third-party managers.

On July 4, 2025, the OBBBA was signed into law. The OBBBA includes several significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, reforms to Medicaid and other changes to the Code that affect us and our investors. Among other things, the OBBBA (i) permanently extended the 20% deduction for “qualified REIT dividends” for our stockholders who are individuals and non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to our TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base for the 30% interest deduction limit under Section 163(j) of the Code by modifying the definition of “adjusted taxable income” to exclude depreciation, amortization and depletion expense for taxable years beginning after December 31, 2024. The OBBBA also contains numerous provisions that may affect our or our managers’, tenants’ or borrowers’ operations, including but not limited to provisions that pertain to funding of government reimbursement programs, which in turn may affect our business, financial condition or results of operations. See “Risk Factors” included in Part I, Item 1A of this Annual Report for additional discussion of the risks and uncertainties we and our managers, tenants or borrowers may face.

Environmental Regulation

A wide variety of federal, local and foreign environmental and occupational health and safety laws and regulations affect our assets. These complex federal, local and foreign statutes, and their enforcement, involve a myriad of regulations, many of which impose strict liability on offenders. Some of these federal, local and foreign laws and regulations may directly impact us. Under various federal, local and foreign environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). See “Risk Factors—Risks Relating to Legal, Compliance and Regulatory—We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes” in Part I, Item 1A of this Annual Report.

With respect to our properties that are operated by third parties, we may be held primarily or jointly and severally liable for costs relating to the investigation and cleanup of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—Our operating assets in our SHOP segment may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations” included in Part I, Item 1A of this Annual Report.

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

As set forth below, we believe that the risks we face generally fall into the following categories:

•Risks Relating to Our Business Operations and Strategy
•Risks Relating to Our Capital Structure
•Risks Relating to Legal, Compliance and Regulatory
•Risks Relating to Our REIT Status

Risks Relating to Our Business Operations and Strategy

Macroeconomic trends, including trends relating to labor costs, unemployment, inflation, interest rates and exchange rates, may affect our business and financial results.

Macroeconomic trends, including unfavorable trends relating to labor costs, unemployment, inflation, interest rates and exchange rates, may adversely impact our business, financial condition and results of operations.

Increased labor costs and a shortage of available skilled and unskilled workers may impact our or our managers’, tenants’ or borrowers’ workforce, including employees at our senior housing communities. To the extent we or our managers, tenants or borrowers cannot hire sufficient qualified workers, we or they may need to rely on high-cost alternatives to meet labor needs, including contract and overtime labor. In addition, we and our managers, tenants and borrowers compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we or our managers, tenants or borrowers enhance pay and benefits packages to compete effectively for such personnel. We and our managers, tenants and borrowers may not be able to offset additional staffing costs by increasing the rates we charge, whether to residents, tenants or others. If there is an increase in these costs or if we or our managers, tenants and borrowers fail to attract and retain qualified and skilled personnel, our respective businesses and operating results could be adversely affected. See also “—To the extent that we or our managers, tenants and borrowers are unable to navigate successfully the trends affecting our or their businesses and the industries in which we or they operate, we may be adversely affected.”

Many of our costs and the costs of our managers, tenants and borrowers, including operating and administrative expenses, interest expense and real estate acquisition and construction costs, are subject to inflation. Any increase in inflation that results in an increase in such costs could adversely affect our business, results of operation and financial condition. These costs include expenses for contracted services, utilities, repairs and maintenance and insurance and general and administrative costs including compensation costs and fees for technology and professional services. See also “—We may face increased risks and costs associated with volatility in materials and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects.” Property taxes are also impacted by inflationary changes because taxes in some jurisdictions are regularly reassessed based on changes in the fair value of our properties. We may not be able to offset such additional costs by passing them through, or increasing the rates we charge, to residents and tenants.

Rising interest rates may result in higher operating and incremental borrowing costs for us and our managers, tenants and borrowers. Increases in or elevated interest rates may also result in a decrease in the value of our real estate and a decrease in our cash flows and net income. See also “—We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective.”

Elevated inflation or higher than expected interest rates due to macrodevelopments, U.S. government policies or otherwise could negatively impact consumer spending, our and our managers’, tenants’ and borrowers’ businesses and future demand for our properties. Additionally, the perception by consumers of weak or weakening market conditions may reduce disposable income and impact consumer spending in senior housing or healthcare, which could adversely affect our financial results. See also “—If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected” and “—Market conditions, the actual and perceived state of the capital markets generally and limitations on our ability to access such markets could negatively impact our business and have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.”

Further, we are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties. Our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties and could be adversely affected if conditions become less favorable in any such markets. A substantial portion of our revenues are derived from properties in California, Texas, New York, Quebec, Canada and Illinois. As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, changing demographics, increased construction and competition or decreased demand for our properties, regional disruptions to, or limited availability of, utilities and other services and changes in the state and local legal and regulatory environment. Our inability to respond to such conditions, events or occurrences could adversely affect our business, financial condition and results of operations.

Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business.

We and our managers, tenants and borrowers may rely on government programs or agencies as a source of funding. From time to time, lawmakers or regulators may take actions that result in significant changes to the healthcare system in the United States, including with respect to government funding of or from NIH, Medicare and Medicaid. Our tenants include universities, academic medical centers and other research institutions whose funding may be dependent on grants from government agencies, such as the NIH and similar agencies or organizations. Other of our tenants, such as LTACs, SNFs, IRFs and certain healthcare facilities, may rely on reimbursement from Medicare and/or Medicaid. Our managers, tenants and borrowers who operate senior housing communities typically depend on private pay sources consisting of the income or assets of residents or their family members to pay fees but may in some limited circumstances receive payments from government reimbursement programs like Medicare and Medicaid.

Funding from government agencies and reimbursement programs such as the NIH, Medicare and Medicaid, including the overall availability and reimbursement rates under these programs, often fluctuates and is subject to the political process, which is often unpredictable. For example, in 2025, the U.S. administration adopted substantial policy changes that affect research and government program funding. Certain of our tenants, including certain university tenants, may depend on NIH grants and reimbursements to partially fund research and in some cases to pay rent for space in our properties. In addition, federal policymakers have proposed and enacted policies to reduce overall healthcare spending which could impact our managers, tenants and borrowers. Any reduction in the availability or rate of funding or reimbursement, or delays surrounding the approval of such funding or reimbursement, may adversely impact our managers’, tenants’ or borrowers’ operations or may cause our tenants to cease making rent payment payments to us or delay or forgo leasing space in our properties, which in turn may negatively impact our business, financial condition, or results of operations. In addition, such developments could adversely impact the overall demand for space in our properties.

To the extent that we or our managers, tenants and borrowers are unable to navigate successfully the trends affecting our or their businesses and the industries in which we or they operate, we may be adversely affected.

Our managers, tenants and borrowers include senior housing managers, hospitals, post-acute facilities and other healthcare systems, medical practices and life sciences and technology companies that are subject to a complex set of trends affecting their businesses and the industries in which they operate. If we or they are unable to successfully navigate these trends, our business, financial condition and operating results and that of our managers, tenants and borrowers could be adversely affected.

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

In addition, our managers, tenants and borrowers face a highly competitive labor market, which has been compounded by general inflationary pressures on wages and could be further compounded by a shortage of care givers or other trained personnel, union activities or minimum wage laws. For example, California

SB-525, which was signed into law in June 2023 and became effective for healthcare workers in 2024, requires certain healthcare facility employers to pay wages for certain covered employees that are higher than other state-mandated minimum wages. Pressures such as these may require our managers, tenants and borrowers to comply with regulations or enhance pay and benefits packages to compete effectively for trained personnel or use high-cost alternatives to meet labor needs, including contract and overtime labor. They may be unable to offset these increased costs by increasing the amounts they charge their patients, residents or clients. Rising labor expense could negatively impact the financial condition of our managers, tenants and borrowers and impair their ability to meet their obligations to us.

These and other trends could significantly and adversely affect the profitability of these tenants, which could affect their ability to make payments or meet their other obligations to us or their willingness to renew their leases on terms that are as favorable to us, or at all.

Our managers and tenants operate or exert substantial control over the properties that they manage or lease from us, which limits our control and influence over operations and results.

A significant portion of our properties are either managed for us by third-party managers or leased from us by third-party tenants. Our third-party managers and tenants are ultimately in control of the day-to-day business of the properties that they manage for or lease from us. We have limited rights to direct or influence the business or operations of those properties. Although we may have the right under specified circumstances to terminate our arrangements with these third parties or pursue other remedies, we either may not be able to enforce these rights or may choose not to enforce these rights if we believe that enforcement would be more detrimental to our business than seeking alternative approaches. We depend on these third parties to operate our properties in a manner that complies with applicable law and regulation, minimizes legal risk and maximizes the value of our investment. These third parties may have business interests, goals and competing interests which conflict with ours. Additionally, new or smaller third-party managers may have less experience and require more oversight or attention. The failure by these third parties to operate these properties efficiently and effectively and adequately manage the related risks could adversely affect our business, financial condition and results of operations.

If our managers’, tenants’ or borrowers’ financial condition or business prospects deteriorate, our business, financial condition and results of operations could be adversely affected.

We rely heavily on our managers, tenants and borrowers and on their ability to perform their obligations to us, regardless of whether our relationship is structured as a management agreement, lease or loan. We have limited control over the success or failure of their businesses. At any time, our managers, tenants or borrowers may experience a weakening in their overall financial or operating condition as a result of deteriorating operating performance or trends affecting their businesses and industries in which they operate. See also “—Macroeconomic trends, including trends relating to labor costs, unemployment, inflation, interest rates and exchange rates, may affect our business and financial results,” “—To the extent that we or our managers, tenants and borrowers are unable to navigate successfully the trends affecting our or their businesses and the industries in which we or they operate, we may be adversely affected” and “—Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business.”

Our managers, tenants and borrowers depend on their ability to attract seniors, patients and other users of their services to their businesses, which may be affected by many factors, including, among other factors: (i) prevailing economic conditions and market trends, including market volatility, inflation and the strength of the economy generally and the housing market in particular; (ii) the ability to pay for such services, either through private resources or government reimbursement programs; (iii) consumer confidence; (iv) demographics; (v) property conditions; (vi) clinical conditions and safety, including as a result of a severe cold and flu season, an epidemic or any other widespread illness or pandemic; (vi) public perception about such healthcare services; and (vii) social and environmental factors.

If our managers, tenants or borrowers fail to effectively conduct their operations, or to maintain and improve our properties on our behalf, it could adversely affect (i) their ability to attract and retain residents and patients in our properties, which could have an adverse effect on our and our managers’, tenants’ or borrowers’ business, financial condition or results of operations (ii) our business reputation as the owner of the properties and (iii) the business reputation of our managers, tenants or borrowers. If that happens, the manager, tenant or borrower may fail to make payments or meet its other obligations to us, which could have an adverse impact on our results of operations and financial condition. Although we may have the right under specified circumstances to terminate our management agreements, terminate a lease, evict a tenant, demand immediate repayment of outstanding loan amounts or pursue other remedies, we may not be able to enforce these rights, or we may determine it is not prudent to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches. Further, if a manager, tenant or borrower defaults or fails to pay its outstanding obligations at a time when it is difficult or not possible to terminate our agreement with or replace such manager, tenant or borrower, we may elect instead to amend such agreement or lease, which may be on terms that are less favorable to us than the original agreements and may have a material adverse effect on our results of operations and financial condition.

We face potential adverse consequences from the bankruptcy or insolvency of our managers, tenants, borrowers and other obligors.

At any time, any of our managers, tenants or borrowers could experience a downturn in their business, decline in their operating results or deterioration in their overall financial condition, which could ultimately lead to their bankruptcy or insolvency. Bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of our rights and remedies unenforceable or delay our ability to pursue such rights and remedies and realize any recoveries. For example, we cannot evict a tenant solely because it has filed a bankruptcy petition. A debtor-lessee may reject our lease in a bankruptcy proceeding, and any claim we have for unpaid rent might not be paid in full. We may be unable to exercise available termination rights under our management contracts or leases during the pendency of any bankruptcy petition. We also may be required to fund certain expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new manager or tenant.

Bankruptcy or insolvency proceedings may result in increased costs and require significant management attention and resources. If we are unable to transition affected properties efficiently and effectively, such properties could experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about a manager’s, tenant’s or borrower’s financial condition and insolvency proceedings may negatively impact its reputation, which could result in decreased customer demand and revenues. Any or all of these risks could adversely affect our business, financial condition and results of operations. These risks would be magnified where we lease multiple properties to a single third party, as a failure or default could expose us to these risks across multiple properties.

See also “—If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment.”

A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Ardent, Kindred, Atria, Sunrise and Le Groupe Maurice.

The portfolios leased by us to Ardent and Kindred represent a substantial portion of our NNN portfolio and account for a significant portion of our NNN revenues and NOI. We depend on Ardent and Kindred to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing, if any, affecting the properties they lease from us. These tenants have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. We cannot assure you that they will be able to, or will continue to, satisfy their obligations to us. Any failure by any one of Ardent or Kindred to effectively conduct its operations or to maintain and improve the properties they lease from us could adversely affect their financial condition and, in turn, our business, financial condition and results of operations.

We rely on Atria, Sunrise and Le Groupe Maurice to manage a significant portion of the properties in our SHOP segment, including by setting appropriate resident fees, managing expenses, providing accurate property-level financial results in a timely manner and otherwise managing risk and operating our senior housing communities profitably and in compliance with the terms of our management agreements and all applicable law and regulation. Any adverse developments in such managers’ business and affairs or financial condition or changes in their ownership or leadership could impair their ability to manage our properties and the associated risks effectively and in compliance with law and regulation which could adversely affect the financial performance of our properties and our business, financial condition and results of operations.

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

Ownership of properties or operation of our business outside the United States may subject us to different or greater risks than those associated with our domestic operations.

We own properties and operate in the United Kingdom and Canada, which represent 1.2% and 9.5% of our total revenues, respectively. International development, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to: (i) foreign currency fluctuations and challenges with respect to the repatriation of foreign earnings and cash; (ii) treatment of international currency gains or losses under certain tests required for us to maintain our status as a REIT; (iii) impact from international trade disputes and the associated impact on our managers’, tenants’ and borrowers’ supply chain and consumer spending levels; (iv) changes in foreign political, regulatory and economic conditions; (v) challenges in staffing and labor and managing international operations, including negotiating with foreign labor unions; (vi) challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, licensing, taxes, data privacy (including U.K. GDPR), cybersecurity, employment and legal proceedings; (vii) changes in regulatory and environmental requirements, taxes, tariffs, trade wars and laws; (viii) foreign ownership restrictions with respect to operations in foreign countries; (ix) local businesses and cultural factors that differ from our usual standards and practices; (x) differences in lending practices and the willingness of domestic or foreign lenders to provide financing; (xi) regional or country-specific business cycles and political and economic instability; and (xii) failure to comply with applicable laws and regulations in the United States that affect foreign operations, such as the U.S. Foreign Corrupt Practices Act.

Our operating assets in our SHOP segment may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.

Under the REIT tax rules, the senior housing communities in our SHOP segment that are “qualified healthcare properties” generally must be operated and managed for us by third-party managers and we have limited rights to direct or influence the business or operations of those communities. A number of the non-qualified healthcare properties in our SHOP segment are also managed by third-party managers. However, in each case, we nonetheless participate directly in the financial performance of the communities’ operations and are ultimately responsible for all operational risks and other liabilities of such properties, other than those arising out of certain actions by our managers, such as gross negligence, fraud or willful misconduct. These risks include, and our financial performance is impacted by, among other things, fluctuations in occupancy levels, the inability to charge desirable resident fees (including anticipated increases in those fees), increases in the cost of food, supplies, energy, labor (as a result of labor shortages, unionization, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, changes in management or equity, accounting misstatements, professional and general liability claims, litigation and regulatory actions and the availability and cost of insurance. Additionally, new or smaller third-party managers may have less experience in managing these senior housing communities and may require more oversight or attention. Any one or a combination of these factors could impact the performance of our SHOP segment, which could adversely affect our business, financial condition and results of operations. Such risks could also arise as a result of our ownership of outpatient medical and research buildings, and which could also adversely affect our business, financial condition and results of operations.

We generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment, which subjects us to potential liability under various healthcare laws and regulations. See “—We and our managers, tenants and borrowers may be adversely affected by regulation and enforcement.”

Our inability to renew our management agreements with our SHOP managers or our leases with our NNN and OM&R tenants on as favorable terms or at all, and our inability when necessary, to effectively and efficiently transition a SHOP community to a new manager or a NNN or OM&R property to a new tenant, may have an adverse effect on our business, financial condition and results of operations.

We are party to management agreements with our SHOP managers and leases with our NNN and OM&R tenants. While our management agreements and leases may be renewed, either pursuant to prenegotiated renewal rights or through negotiation, there can be no assurance that our managers or tenants will renew with us. Even if a manager or tenant renews its agreement with us, we cannot assure you that the renewals will be on favorable terms. This risk may be exacerbated if market conditions at the time of the renewal are not as favorable as they were at the time the agreement was initially entered into or if the manager or tenant is subject to financial or operational difficulties.

Our management agreements and leases provide us and our managers and tenants with termination rights in certain circumstances. If our management agreements or leases are not renewed or are otherwise terminated, we may attempt to transition those properties to one or more managers or tenants or reposition those properties for an alternative use. We may not be successful in identifying suitable replacements or entering into management agreements, leases, or other arrangements with new managers or tenants on a timely basis or on terms as favorable to us as our current management agreements or leases, if at all.

During transition periods to new managers or tenants or in connection with repositioning the property, the attention of existing managers or tenants may be diverted from the performance of the properties, which could cause the financial and operational performance at those properties to decline and could increase exposure to operational and compliance risks. We may be required to fund certain expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) or provide certain indemnities to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In the case of our leased properties, following the termination or expiration of lease, or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we attempt to reposition the properties with a suitable replacement tenant or for an alternative use. This risk could be exacerbated by laws and regulations in certain jurisdictions that limit our ability to take remedial action against defaulted tenants under certain circumstances. Our ability to transition our properties to a suitable replacement manager or tenant or reposition our properties could be significantly delayed or limited by state licensing, receivership, certificates of need, Medicaid change-of-ownership rules or other legal and regulatory requirements or restrictions. The inability to replace a manager or tenant on a timely or successful basis could have an adverse effect on our business, financial condition and results of operations.

The hospitals on or near the campuses where our outpatient medical buildings are located and their affiliated health systems may not remain competitive or financially viable.

Our outpatient medical buildings and other properties that serve the healthcare industry depend on the competitiveness and financial viability of the hospitals on or near the campuses where our properties are located or that our properties are otherwise affiliated with, and their ability to attract physicians and other healthcare-related clients to our properties. The viability of these hospitals, in turn, depends on the quality and mix of healthcare services provided, successful competition for patients, physicians and physician groups, positive demographic trends in the surrounding community, positive macroeconomic conditions, superior market position and growth potential as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near the campus where one of our properties is located fails or becomes unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, that hospital may be unable to compete successfully. That could adversely impact the hospital’s ability to attract physicians and other healthcare-related clients, and, in some cases, the hospital might even close or relocate. We rely on proximity to and affiliations with hospitals to create leasing demand in our outpatient medical buildings and similar properties. If a hospital moves, closes, doesn’t remain competitive or financially viable or can’t attract physicians and physician groups, our properties and our business, financial condition and results of operations could be adversely affected.

Our research tenants face unique levels of expense and uncertainty.

Our research tenants develop and sell products and services in an industry that is characterized by rapid and significant changes, evolving industry standards, significant research and development risk, in some cases, and uncertainty over the implementation of new healthcare reform or medical device legislation. These tenants, particularly those involved in developing and marketing pharmaceutical or other life science products, require significant outlays of funds for the research and development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their other obligations, including rent payments to us. Our tenants’ ability to raise capital depends on the timely success of their research and development activities, viability of their products and technologies, their financial and operating condition and outlook and the overall financial, economic and legal and regulatory environment. If private investors, the federal government, universities, public markets or other sources of funding are unwilling or unable to fund these tenants because of general economic conditions, adverse market conditions or otherwise, a tenant may not be able to pay rent or meet its other obligations to us and its business may fail. The financing market and availability of government funding for research companies has been and may continue to be volatile, which may contribute to these risks. See also “—Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our managers, tenants or borrowers rely on, which could negatively impact our business.”

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

We hold secured loans that are primarily collateralized by a mortgage, leasehold mortgage and/or an assignment or pledge of equity interests in entities that primarily own real estate. We also hold other loans that are generally corporate loans and are unsecured or secured primarily by non-real estate collateral. If a borrower under one of our loans defaults, we may attempt to obtain payment in full or foreclose on the collateral securing the loan, including by acquiring any pledged equity interests or acquiring title to the subject properties, to protect our investment. The defaulting borrower may not be able to repay us even if we are legally entitled to full repayment of the debt. The defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies or bring claims against us for lender liability. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, financial condition and results of operations. See also “—We face potential adverse consequences from the bankruptcy or insolvency of our managers, tenants, borrowers and other obligors.”

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

Even if we successfully foreclose on any collateral securing our loans, costs related to enforcement of our remedies, high loan-to-value ratios or declines in the value of the collateral could prevent us from realizing the full amount of our investment and we could be required to record a reserve or valuation allowance with respect to such loans. The collateral securing our loans may include equity interests in an entity with unexpected liabilities that limits the value of those equity interests, or the equity interests may be subject to securities law restrictions that limit our ability to sell those interests in a timely manner, if at all. Our loans may have other limiting characteristics that result in us not having full recourse to the collateral securing those obligations or may limit our flexibility if we foreclose on the collateral. In connection with any foreclosure on any loan, we may be required to assume, replace or otherwise incur indebtedness, which may have an adverse effect on our financial condition. We may be unable to reposition any real property included in acquired collateral on a timely basis, if at all, or without making significant improvements or repairs. Any delay or costs incurred in selling or repositioning acquired collateral could adversely affect our ability to recover the full amount of our investment.

Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our external growth opportunities.

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

Our investments and acquisitions may be unsuccessful or fail to meet our expectations.

We have made, and expect to continue making, significant acquisitions and investments as part of our overall business strategy. Investing in and acquiring healthcare real estate entails risks associated with real estate investments generally, including the risk that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that a manager, tenant or borrower will fail to meet performance expectations or their obligations to us. We also make acquisitions and investments outside the United States, which raises legal, economic and market risks associated with doing business in foreign countries, such as currency exchange fluctuations and foreign tax risks. See also “—Ownership of properties or operation of our business outside the United States may subject us to different or greater risks than those associated with our domestic operations.”

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
•If our acquisitions, investments, developments and redevelopments are not successful, the market price of our common stock may decline; and
•Acquisitions may expose us to unknown liabilities. See also “—Our investments may expose us to unknown liabilities.”

We cannot assure you that our acquisitions, investments, developments and redevelopments will be successful or meet our expectations, which could adversely affect our business, financial condition and results of operations. See also “—Our ongoing strategy depends, in part, upon identifying and consummating future acquisitions and investments and effectively managing our external growth opportunities.”

Our investments in co-investment vehicles, joint ventures and minority interests may subject us to risks that we would not otherwise face.

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
•Our partners may have business interests or goals that compete with or conflict with our business interests and goals, including the timing, terms and strategies for any investments, and what levels of financing to incur or carry;
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
•We could become engaged in a dispute with any of our partners that could lead to the sale of either party’s ownership interest or the underlying assets;
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

The senior housing and healthcare industries have experienced, and may continue to experience, consolidation, including among owners of real estate, managers, tenants borrowers and care providers. When a change of control of a manager, tenant or borrower occurs, that manager’s, tenant’s or borrower’s strategy, financial condition, management team or real estate needs may change, any of which could adversely affect our relationship with that party and our revenues and results of operations. If any of our managers or tenants merge with one another, our dependence on a small group of significant third parties would increase. See also “—Our investments and acquisitions may be unsuccessful or fail to meet our expectations.” A competitor’s investment in one of our managers, tenants or borrowers could enable our competitor to directly or indirectly influence that manager’s, tenant’s or borrower’s business and strategy in a manner that impairs our relationship with the manager, tenant or borrower or is otherwise adverse to our interests. Depending on our contractual agreements and the specific facts and circumstances, we may not have the right to prevent a competitor’s investment in, a change of control of, or other transactions impacting a manager, tenant or borrower.

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

The price of materials and labor for our construction projects may increase due to external factors, including but not limited to performance of third-party suppliers and contractors, overall market supply and demand, elevated or increasing interest rates, government regulation and policies, including actions taken by the Federal Reserve, and changes in general business, economic or political conditions. For example, our costs and the costs of our tenants and borrowers may be impacted by rising construction costs from tariffs on imported materials and rising labor costs. As a result, the costs of construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly over time.

We rely on a number of third-party suppliers and contractors to supply materials and labor for our construction projects. We may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might be disrupted by macroeconomic conditions or otherwise, or difficulties obtaining adequate labor from third-party contractors. If we are unable to access materials and labor to complete our construction projects within our expected budgets and meet our or our development partners’ and tenants’ demands and expectations in a timely and efficient manner, our results of operations may be adversely impacted. We may be unable to complete our development or redevelopment projects timely or within our budget, which may affect our ability to lease space to potential tenants and adversely affect our business, financial condition and results of operations.

If any of the risks described above occur, our development and redevelopment projects may not yield anticipated returns, which could adversely affect our business, financial condition and results of operations.

Damage from catastrophic or extreme weather or other natural events could result in losses to the Company.

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

If we incur a loss from these kinds of events greater than insured limits, or if for any reason insurance coverage is unavailable, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business, financial condition and results of operations. The occurrence of these kinds of events or the increase in their frequency and/or likelihood (as well as other factors) may increase the cost of property insurance on terms we find acceptable or make such insurance unavailable. See also “—The amount and scope of insurance coverage provided by our policies and policies maintained by our managers, tenants or other counterparties may not adequately insure against losses.”

We may be unable to sell certain properties on a timely basis or on favorable terms, which may have an adverse effect on our business, financial condition and results of operations.

From time to time, we may elect to sell certain of our properties, either because their financial performance or prospects has declined or for other reasons. We may not be successful in identifying suitable buyers or entering into sale agreements with buyers on a timely basis or on favorable terms, if at all. While we are attempting to sell a property, the performance of that property may decline. We may also be required to fund some expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being sold. If we are unable to sell our properties on a timely basis or on favorable terms, our business, financial condition and operating results could be adversely affected.

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

See also “—If a borrower defaults, we may be unable to obtain payment, successfully foreclose on collateral or realize the value of any collateral, which could adversely affect our ability to recover our investment” and “—We face potential adverse consequences from the bankruptcy or insolvency of our managers, tenants, borrowers and other obligors.”

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

Our information technology systems and networks are essential to our ability to perform day-to-day operations of our business, and a cybersecurity threat or incident could result in a data center outage, disrupt our systems and operations, compromise the confidential or personal information of our employees, partners or the residents in our senior housing communities and damage our business relationships and reputation. The various measures we have designed to manage risks to our information technology systems and networks relating to these types of events could prove to be inadequate. If our information technology systems or networks are compromised, they could become inoperable for extended periods of time, cease to function properly or fail to adequately secure confidential and personal information, which could have an adverse impact on our ability to operate our business, as well as create the risk of legal or regulatory liability, which may be significant.

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

We generally do not control the information technology systems and network or cybersecurity measures put in place by our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers or other third parties with whom we do business, and their information systems are subject to risks associated with cybersecurity threats and incidents that could impact their operations and have consequences for us. Certain of our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, services providers or other third parties with whom we do business may also have access to certain of our information systems to facilitate the performance of the services that they provide to us. Threat actors could attempt to access our information systems by gaining unauthorized access to the information systems of those third parties. If those parties are unable to adequately manage these cybersecurity risks, their and our results of operations, financial condition and the viability of their business could be adversely affected. Any contractual protections with such third parties, such as indemnification obligations to us, if any at all, may be ineffective or otherwise inadequate.

In the event of a cybersecurity threat or incident involving us or our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers or other third parties with whom we do business, we and they may be required to make a significant investment to attempt to mitigate or remediate the effects of any cybersecurity threats incidents, and such efforts may not be successful. We and they may be subject to legal claims and regulatory or enforcement actions and may experience harm to our reputations and adverse publicity or suffer other adverse consequences. See also “—We and our managers, tenants and borrowers may be adversely affected by complex and evolving laws and regulations regarding data privacy and cybersecurity.” Further, we and they may not have adequate or any insurance coverage to cover any costs, expenses or other losses arising from any of the foregoing. In addition, we cannot be sure such insurance coverage will continue to be available on acceptable terms or at all, or that the applicable insurers will not deny coverage as to any future claim. See also “The amount and scope of insurance coverage provided by our policies and policies maintained by our managers, tenants or other counterparties may not adequately insure against losses.”

The use of, or inability to take advantage of the benefits of, artificial intelligence by us or our managers, tenants and borrowers presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our managers, tenants and borrowers or may adversely impact the requirements and demand for properties.

We have begun and may continue to use artificial intelligence and machine learning (collectively, “AI”) tools in our operations. We use AI in assessing marketing and sales, competitive, geospatial and intelligence relating to investment opportunities and operating our properties. However, there can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may fail to properly implement such technology. While AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement or misappropriation of intellectual property. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. Additionally, if our peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged.

New laws and regulations are being adopted, and existing laws and regulations may be interpreted, in ways that could affect our business operations and the way in which we use AI. Our ongoing efforts to comply with privacy and data protection laws, as well as initiatives to comply with new legal regulations relating to privacy, data protection and AI, impose significant costs and challenges that are likely to increase over time. Additionally, this complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm.

Uncertainty around the safety and security of new and emerging AI applications may require additional investment in the development of proprietary datasets, machine learning models and systems to test for security, accuracy, bias and other variables, which are often complex, may be costly and could impact our operating results. Cybersecurity threat actors may also utilize AI tools to automate and enhance cybersecurity attacks against us and could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.

Additionally, AI-enabled solutions and features may become more important to our managers, tenants, borrowers and business partners over time. They may also incorporate AI into their products and services without disclosing such use to us or fail to disclose risks presented by their use of AI. If our managers, tenants, borrowers or business partners use AI tools that do not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance and transparency, among others, it could inhibit our and their ability to maintain an adequate level of functionality or service.

These outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of valuable property or information and adversely affect our business, financial condition, and results of operations.

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

Risks Relating to Our Capital Structure

Market conditions, the actual and perceived state of the capital markets generally and limitations on our ability to access such markets could negatively impact our business and have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.

We are highly dependent on access to the debt and equity capital markets. The market price of our securities and our business, financial condition and results of operations may be adversely affected by changes in market conditions, including, but not limited to, the following:

•The state of the public and private capital markets, including significant declines in stock markets;

•Decreased liquidity in certain financial markets;
•The general tightening of availability of credit (including the price, terms and conditions under which it can be obtained);
•Increases in or elevated interest rates, see also “—We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective”;
•Foreign exchange fluctuations, see also “—We may be adversely affected by fluctuations in currency exchange rates;”
•The actual or perceived state of the real estate market;
•Low or declining consumer confidence;
•Concerns regarding pandemics, epidemics and the spread of contagious diseases; and
•Adverse developments affecting global economies, including elevated or rising inflation, recessions, economic slowdowns, tightening labor markets, rises in or high unemployment and rising prices, See also “—Macroeconomic trends, including trends relating to labor costs, unemployment, inflation, interest rates and exchange rates, may affect our business and financial results.”

Further, our access to debt and equity capital depends, in part, on the trading prices of our common stock and senior notes, which, in turn, depend upon our financial condition, our growth potential and our current and expected future earnings and cash distributions. If our performance declines or we fail to meet the market’s expectations regarding our performance, our ability to access capital on favorable terms or at all could be adversely impacted.

We cannot assure you that we will be able to access these markets and raise the capital necessary to fulfill our dividend requirements, make distributions to our stockholders, make payments to our securityholders, meet our debt service obligations, make future investments necessary to implement our business strategy or otherwise finance our business operations if our cash flow from operations is insufficient to satisfy these needs. If we cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to maximize the return on those investments or that could result in adverse tax consequences to us.

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

As of December 31, 2025, we had approximately $13.1 billion of outstanding principal indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. Our indebtedness requires us to dedicate a significant portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness on an absolute basis or as a ratio to our cash flow could also have the following consequences:

•Potential limits on our ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate or healthcare industries;
•Potential impairment of our ability to obtain additional financing to execute on our business strategy; and
•Potential downgrade in the rating of our debt securities by one or more rating agencies, which could have the effect of, among other things, limiting our access to capital and increasing our cost of borrowing. See also “—Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms.”

We mortgage, and expect to continue to mortgage, certain of our properties to secure payment of indebtedness. If we are unable to meet our mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a resulting loss of income and asset value.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms.

Our credit ratings affect the amount and type of capital, as well as the terms of any financing we may obtain. The credit ratings of our senior unsecured debt are based on, among other things, our operating performance, portfolio composition, liquidity and leverage ratios, geographic concentration, and pending or future changes in the regulatory framework applicable to our managers, tenants and borrowers and our industry. If we are unable to maintain our current credit ratings, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. An adverse change in our outlook may ultimately lead to a downgrade in our credit ratings, which would trigger additional borrowing costs or other potentially negative consequences under our current credit facilities, term loans and debt instruments. Also, if our credit ratings are downgraded, or general market conditions were to ascribe higher risk to our ratings, our industry, or us, our access to capital and the cost of any future debt or equity financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future to fund future acquisitions, developments, or general operating expenses, or that such financing will be available on terms consistent with our historical agreements or expectations.

We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective.

During inflationary periods, interest rates have historically increased, which would have, and in recent periods has had, a direct effect on the interest expense and overall cost of our borrowings. The U.S. Federal Reserve may raise the federal funds rate, may maintain an elevated federal funds rate for longer than the market expects or may not lower the federal funds rate consistent with market expectations. Any of these actions, or failure to take action, could result in higher than expected interest rates in the credit markets and the possibility of lower asset values, slowing economic growth or a recession. We are exposed to increases in or elevated interest rates in the short term through our variable-rate borrowings, which consist of borrowings under our unsecured credit facility, our unsecured term loans, our commercial paper program and certain other credit facilities.

Increases in or elevated interest rates may result in any of the following:

•Decreasing the value of our real estate, the market price of our common stock and our cash flows and net income without regard to our operating performance;
•Limiting our ability to raise new debt and equity capital going forward;
•Increasing the cost of financing on our acquisition, investment, development and redevelopment activity;
•Decreasing the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions;
•Increasing our financing costs, or limiting our ability, to refinance existing debt upon maturity; and
•Increasing our interest expense under our variable-rate facilities in the short term or incurring additional interest expense related to the issuance of incremental debt in the long term

We receive a significant portion of our revenues by leasing assets under long-term triple-net leases that generally provide for fixed rental rates subject to annual escalations, while certain of our debt obligations are variable rate obligations with interest and related payments that vary with the movement of the Secured Overnight Financing Rate (“SOFR”), Bankers’ Acceptance or other indexes. The generally fixed rate nature of a significant portion of our revenues and the variable rate nature of certain of our debt obligations create interest rate risk. If interest rates rise or remain elevated, the costs of our existing variable rate debt would increase or remain elevated and any new debt that we incur could increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our acquisition, investment, development and redevelopment activity.

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

The market price and trading volume of our common stock may be volatile.

The market price of our common stock has been, and may in the future be, highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. If the market price of our common stock declines significantly, you may be unable to resell your shares at a gain. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•Actual or anticipated variations in our quarterly operating results, guidance, or distributions;
•Changes in market valuations of similar companies;
•Adverse market reaction to any increased indebtedness we may incur in the future;
•Issuance of additional equity securities;
•Actions by institutional stockholders;
•The publication of research reports and articles (or false or misleading information) about us or our managers, tenants or borrowers, the healthcare and real estate industries or the industries in which our managers, tenants and borrowers operate;
•Speculation in the press or investment community and investor sentiment regarding commercial real estate generally, our industry sectors or other real estate sectors, the industries in which our managers, tenants and borrowers operate and the regions in which our properties are located;
•Short selling of our common stock or related derivative securities; and
•General market and economic conditions.

Our stockholders may experience dilution if we issue additional common stock.

From time to time, we may issue additional common stock. Any additional future issuance of common stock will reduce the percentage of our common stock owned by existing investors. In most circumstances, stockholders will not be entitled to vote on whether or not we issue additional common stock. In addition, depending on the terms and pricing of any additional offering of our common stock and the utilization of the proceeds, our stockholders may experience dilution in both book value and fair value of their common stock.

Risks Relating to Legal, Compliance and Regulatory

Significant legal or regulatory proceedings could subject us or our managers, tenants or borrowers to increased operating costs and substantial uninsured liabilities, which could adversely affect our or their liquidity, financial condition and results of operations.

From time to time, we or our managers, tenants or borrowers may be subject to lawsuits, investigations, claims and other legal or regulatory proceedings arising out of our or their alleged actions or inactions. Also, in certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our managers, tenants and borrowers and other third parties against, or may otherwise be responsible for such actions, proceedings or claims. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims, class action claims, employment-related claims, as well as regulatory proceedings, including proceedings related to our SHOP segment, where we are typically the holder of the applicable healthcare license. In addition, some of our properties are in states in which the litigation environment may pose a significant business risk to us.

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

An unfavorable resolution of any such lawsuit, investigation, claim or other legal or regulatory proceeding could materially and adversely affect our or our managers’, tenants’ or borrowers’ liquidity, financial condition and results of operations, and may not be protected by sufficient or any insurance coverage. Even with a favorable resolution of litigation or a proceeding, the effect of litigation and other potential litigation and proceedings may divert the attention of management and materially increase operating costs we or our managers, tenants or borrowers incur. Negative publicity with respect to any lawsuits, claims or other legal or regulatory proceedings may also negatively impact their or our or the affected properties’ reputation.

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

We and our managers, tenants and borrowers are subject to or impacted by extensive and frequently changing federal, state, local and foreign laws and regulations. For example, the healthcare industry is subject to laws and regulations that relate to, among other things, licensure and certificates of need, conduct of operations, ownership of communities and facilities, construction of new communities and facilities and addition of equipment, governmental reimbursement programs, such as Medicare and Medicaid, allowable costs, services, prices for services, qualified beneficiaries, appropriateness and classification of care, patient rights, resident health and safety, data privacy and cybersecurity, wage and hour, fraud and abuse and financial and other arrangements that may be entered into by healthcare providers. We generally hold the applicable healthcare licenses and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment, and that subjects us to potential liability under some healthcare laws and regulations. See “Government Regulation—United States Healthcare Regulation, Licensing and Enforcement” included in Part I, Item 1 of this Annual Report. Many of our research tenants are subject to laws and regulations that govern the research, development, clinical testing, manufacture and marketing of drugs, medical devices and similar products.

The laws and regulations that apply to us and our managers, tenants and borrowers are complex and may change rapidly or new laws and regulations may be introduced, and efforts to comply with them require significant resources. Any new laws, regulations or changes in scope, interpretation or enforcement of the regulatory framework could require us or our managers, tenants or borrowers to make changes to our business or operations and invest significant resources in responding to these changes. For example, certain states have considered or passed legislation imposing restrictions that could affect the ability of REITs to acquire interests in healthcare properties, including hospitals. Additionally, states and municipalities have adopted and proposed laws and policies on climate disclosures and emission reduction targets. Such changes in federal, state or foreign legislation and regulation could result in increased capital expenditures to our existing properties and could require us to spend more on our properties without a corresponding increase in revenue. Other similar laws or regulations could be enacted at the state or federal level. If we or our managers, tenants or borrowers fail to comply with the extensive laws, regulations and other requirements applicable to our or their businesses and the operation of our or their properties, we or they could face a number of remedial actions, including forced closure, loss of accreditation, bans on admissions of new patients or residents, enforcement actions, investigations, imposition of fines, ineligibility to receive reimbursement from governmental and private third-party payor programs or civil or criminal penalties with respect to a single community or more broadly. If any of these occur, our and our managers’, tenants’ and borrowers’ businesses, reputation, results of operations (including results of properties) or financial condition could be adversely affected.

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

In the ordinary course of business, we and our managers, tenants and borrowers collect, use, store, disclose, transfer and otherwise process personal information, including personal information specific to tenants, residents and employees. We or our managers, tenants and borrowers may transfer some of this personal information to third parties who assist with certain aspects of our or their business for limited purposes. Accordingly, we and our managers, tenants and borrowers are subject to a variety of stringent data privacy and cybersecurity laws and regulations at the state and federal level and outside the United States (including HIPAA and the U.K. GDPR), as well as contractual requirements and other obligations related to data privacy and cybersecurity. For more information about applicable data privacy and cybersecurity laws and regulations, see “Government Regulation—United States Healthcare Regulation, Licensing and Enforcement—Data Privacy and Cybersecurity” for a discussion of U.S. data privacy and cybersecurity laws and regulations and “Government Regulation—Foreign Healthcare Regulation” for a discussion of foreign data privacy and cybersecurity laws and regulations.

The legal and regulatory environment surrounding data privacy and cybersecurity is constantly evolving and may be subject to significant change. Laws and regulations governing data privacy, cybersecurity and the unauthorized disclosure of personal information pose increasingly complex compliance challenges, including the potential for inconsistent interpretation, and the implementation and maintenance of compliance measures may potentially elevate our costs. While we believe we have taken commercially reasonable steps, and depend on our managers, tenants and borrowers to take commercially reasonable steps to comply with applicable data privacy and cybersecurity laws and regulations, these laws and regulations are complex and the interpretation and application of these laws and regulations may in some cases be uncertain. Thus, there can be no assurance that our efforts will be deemed effective by regulatory authorities.

We and our managers, tenants and borrowers, are also subject to the possibility of cybersecurity threats or incidents. See also “—Cybersecurity threats and incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of or unauthorized access to confidential or personal information or damage our or their business relationships and reputation.” Such cybersecurity threats or incidents themselves may result in a violation of these laws and regulations and may require us or our managers, tenants or borrowers to report certain incidents to affected individuals or the relevant regulatory authorities. These laws and regulations, and the laws and regulations that may be enacted in the future, also may require us or our managers, tenants or borrowers to modify our or their data processing practices and policies, incur substantial compliance-related costs and expenses and otherwise suffer adverse impacts on our or their business. Any failure, or perceived failure, by us or our managers, tenants or borrowers to comply with applicable data privacy and cybersecurity laws and regulations could result in enforcement actions, investigations, imposition of fines, or civil or criminal penalties. We and our tenants, managers and borrowers also may post public privacy policies and other documentation regarding our or their collection, use, disclosure and other processing of personal information, and any actual or perceived failure to comply with such published policies and other documentation may carry similar consequences or subject us or them to enforcement actions, investigations or litigation if such published policies and other documentation are found to be deceptive, unfair or misrepresentative of our or their actual practices. If any of the foregoing occurs, our and our managers’, tenants’ and borrowers’ businesses, reputation, results of operations (including results of properties) or financial condition could be adversely affected.

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

Risks Relating to Our REIT Status

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

Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations. The determination of factual matters and circumstances not entirely within our control, as well as new legislation, regulations, administrative interpretations or court decisions, may adversely affect our investors or our ability to remain qualified as a REIT for tax purposes. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, generally including requirements regarding the ownership of our stock, requirements regarding the composition of our assets, requirements regarding the sources of our income, and a requirement to make distributions to our stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. Although we believe that we currently qualify as a REIT, we cannot assure you that we will continue to qualify for all future periods.

Even if we qualify as a REIT, we are subject to some taxes on our income and property, including state, local, and foreign taxes, and U.S. federal income taxes in the case of our taxable REIT subsidiaries. To the extent the Company is required to pay any taxes under existing laws or due to future changes in law, we will have less cash available for distribution to stockholders.

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

In the event that timing differences occur (or, as applicable, we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation), we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in other transactions intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, see “—Market conditions, the actual and perceived state of the capital markets generally and limitations on our ability to access such markets could negatively impact our business and have an adverse effect on us, including our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.” The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain of these transactions.

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

Under the Code, no more than 20% (25%, commencing in 2026) of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation, or that such compliance will not adversely affect our business. Also, our TRSs may not, among other things, operate or manage healthcare facilities, which may cause us to forgo investments we might otherwise make. Finally, we may be subject to a 100% excise tax as a result of transactions involving our TRSs to the extent that it is determined that those transactions resulted in our TRSs having less taxable income than the TRSs would have had if the transactions were undertaken by unrelated parties on an arm's-length basis. We believe our arrangements with or involving our TRSs are on arm's-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above, but there can be no assurance that we will be able to avoid application of that tax.

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

Ventas may incur adverse tax consequences if any of Ventas’s subsidiary REITs fail to qualify as a REIT for U.S. federal income tax purposes.

Ventas operates its subsidiary REITs with the intention of enabling them to qualify as REITs for U.S. federal income tax purposes. However, the rules governing REITs are highly technical and complex and we cannot assure you that any or all of our subsidiary REITs will continue to qualify as REITs.

We receive opinions from external REIT counsel to the effect that, at all times starting with the applicable year of REIT election, each such subsidiary REIT was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code. However, these opinions are not binding on the IRS or any court, and it is possible that the IRS could take a contrary position or that this tax position might not be sustained.

If any of our subsidiary REITs fail to qualify as a REIT for U.S. federal income tax purposes, Ventas could become subject to certain tax liabilities. These liabilities could be significant, and Ventas could fail to qualify as a REIT as a result.

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

ITEM 1B.    Unresolved Staff Comments

    None.

ITEM 1C.    Cybersecurity

Our business is subject to risk from cybersecurity threats and incidents. Cybersecurity threats and incidents include attempts to gain unauthorized access to our systems and networks to disrupt operations, corrupt data, steal confidential or personal information or take other malicious actions. Additionally, cybersecurity threats and incidents against our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers or other third parties with whom we do business could impact their operations and have consequences for us. Ventas considers cybersecurity risk a serious threat and has put processes in place designed to mitigate the risk and impact of any such cybersecurity threat or incident.

Risk Management and Strategy

As part of our cybersecurity risk management process, we:

•Periodically review and implement procedures that endeavor to follow the cybersecurity standards set forth by the National Institute of Standards and Technology, including procedures with respect to evaluation and monitoring of cybersecurity threats and incidents;
•Implement, maintain and regularly review incident response plans to manage cybersecurity threats and incidents on us or users of our information systems. Such plans are informed by our testing and monitoring activities and set forth actions to be taken in responding to and recovering from cybersecurity incidents which include procedures for assessing the severity of such threats and incidents, escalating and disseminating information and containing, investigating and remediating threats and incidents;
•Engage third-party security firms to monitor and respond to cybersecurity threats and incidents, including risks associated with our use of third-party vendors and service providers, and conduct periodic penetration tests with the aim of identifying and remediating vulnerabilities;
•Periodically evaluate and assess cybersecurity risks associated with our use of key third-party managers, business partners, vendors and service providers, including their access, if any, to our information systems. However, we do not control the cybersecurity plans and systems put in place by such third parties and we may have limited contractual protections with such third parties, such as indemnification obligations to us, which could cause us to be negatively impacted as a result;
•Provide employees with the training, tools and resources designed to protect the Company from cybersecurity threats and incidents and to identify and report such threats and incidents. Our employees receive training and testing on cybersecurity protocols throughout the year, including regular anti-phishing campaigns, periodic live training programs and mandatory annual training and assessments with passing requirements. Each employee periodically acknowledges that they have read, understood and will abide by the Company’s cybersecurity policies; and
•Seek to minimize the amount of personal information collected to support business needs and use storage and transfer protocols leveraging encryption of critical information, including confidential or personal information. We also seek to restrict information system access to appropriate levels while allowing users to fulfill their business responsibilities.

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

As of December 31, 2025, the Company was not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including with respect to our business strategy, results of operations or financial condition. While we have implemented measures designed to help mitigate the risk from cybersecurity threats and incidents, we cannot guarantee that we or our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers or other third parties with whom we do business will be successful in preventing a cybersecurity incident, or mitigating or remediating a cybersecurity threat, which could result in a data center outage, disrupt our systems and operations or the systems and operations of our managers, tenants, borrowers, investments in unconsolidated entities, vendors, suppliers, service providers or other third parties with whom we do business, compromise the confidential or personal information of our employees, partners or the residents in our senior housing communities and damage our business relationships and reputation. Although we have implemented various measures designed to manage risks relating to these types of events, these measures and the systems supporting them could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure confidential or personal information. See “Risk Factors—Risks Relating to Legal, Compliance and Regulatory—Cybersecurity threats and incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of or unauthorized access to confidential or personal information or damage our or their business relationships and reputation” included in Part I, Item 1A of this Annual Report.

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

Upon the detection of a potentially material cybersecurity threat or incident, the Company’s Information Technology Team notifies our Chief Executive Officer, Chief Financial Officer, General Counsel and other relevant business executives. Our Chief Information Officer then works with the appropriate leaders and employees in any impacted business groups, as well as appropriate personnel in our finance, legal and other departments, to assess the risks to the Company and potential impact while determining appropriate remediation steps.

Upon management’s determination that a cybersecurity threat or incident could be material to the Company, our management notifies the Audit and Compliance Committee, who may then escalate the risk to our full Board of Directors depending on management’s assessment of the risk. As discussed above, management also provides regular reports to the Audit and Compliance Committee and to our Board as appropriate.
ITEM 2.    Properties

As of December 31, 2025, we owned or had investments in 1,409 properties consisting of 1,374 properties in our SHOP, OM&R and NNN segments and 35 properties held by unconsolidated real estate entities in our non-segment operations. See “Note 7 – Investments in Unconsolidated Entities.”

The following table provides additional information regarding the geographic diversification of our Segment Properties as of December 31, 2025:

	Senior Housing Communities		SNFs		Outpatient Medical Buildings		Research Centers		IRFs and LTACs		Other Healthcare Facilities
Geographic Location	# of Properties	Units	# of Properties	Licensed Beds	# of Properties	Square Feet (1)	# of Properties	Square Feet (1)	# of Properties	Licensed Beds	# of Properties	Licensed Beds
Alabama	1	222	—	—	6	618	—	—	—	—	—	—
Arkansas	5	413	—	—	—	—	—	—	—	—	—	—
Arizona	32	3,425	—	—	14	895	—	—	1	60	—	—
California	76	8,154	—	—	29	2,257	—	—	8	667	—	—
Colorado	25	2,342	1	82	17	877	—	—	1	81	—	—
Connecticut	12	1,560	—	—	—	—	—	—	—	—	—	—
Delaware	2	182	—	—	—	—	—	—	—	—	—	—
District of Columbia	—	—	—	—	2	103	—	—	—	—	—	—
Florida	52	4,754	—	—	14	343	1	252	7	563	—	—
Georgia	16	1,632	—	—	18	1,279	—	—	1	42	—	—
Hawaii	1	123	—	—	1	23	—	—	—	—	—	—
Iowa	2	214	—	—	—	—	—	—	—	—	—	—
Idaho	1	46	—	—	1	76	—	—	—	—	—	—
Illinois	32	3,460	1	82	28	1,481	1	129	2	255	—	—
Indiana	10	1,018	—	—	41	2,293	—	—	1	59	—	—
Kansas	12	1,021	—	—	2	115	—	—	—	—	—	—
Kentucky	11	1,331	—	—	2	73	—	—	1	384	—	—
Louisiana	5	458	—	—	8	456	—	—	1	32	—	—
Massachusetts	20	2,289	2	181	—	—	—	—	—	—	—	—
Maryland	4	282	—	—	2	83	3	320	—	—	—	—
Maine	8	990	—	—	—	—	—	—	—	—	—	—
Michigan	22	1,831	—	—	16	727	—	—	—	—	—	—
Minnesota	9	715	—	—	2	99	—	—	—	—	—	—
Missouri	6	593	—	—	19	1,118	5	810	2	69	—	—
Mississippi	1	94	—	—	1	51	—	—	—	—	—	—
Montana	5	465	—	—	—	—	—	—	—	—	—	—
North Carolina	37	3,071	—	—	15	680	8	1,356	1	124	—	—
North Dakota	2	115	—	—	1	114	—	—	—	—	—	—
Nebraska	2	251	—	—	—	—	—	—	—	—	—	—
New Hampshire	2	242	—	—	—	—	—	—	—	—	—	—
New Jersey	14	1,385	1	153	3	37	—	—	—	—	—	—
New Mexico	4	403	—	—	3	53	—	—	2	123	4	555
Nevada	7	835	—	—	4	329	—	—	2	130	—	—
New York	46	5,505	—	—	3	190	—	—	—	—	—	—
Ohio	30	2,736	—	—	16	593	—	—	1	50	—	—
Oklahoma	9	754	—	—	1	80	—	—	1	41	4	958
Oregon	36	3,251	6	360	1	105	—	—	—	—	—	—
Pennsylvania	31	2,475	4	620	7	548	6	1,119	1	52	—	—
Rhode Island	4	399	—	—	—	—	3	444	—	—	—	—
South Carolina	7	601	—	—	22	1,188	—	—	—	—	—	—
South Dakota	5	295	—	—	—	—	—	—	—	—	—	—
Tennessee	17	1,487	—	—	5	250	—	—	1	49	—	—
Texas	76	7,616	—	—	47	2,090	—	—	9	627	2	445
Utah	6	662	—	—	—	—	—	—	1	41	—	—
Virginia	11	991	—	—	5	234	1	262	—	—	—	—
Washington	20	2,051	7	636	10	584	—	—	—	—	—	—
Wisconsin	31	2,263	—	—	15	745	—	—	—	—	—	—
West Virginia	2	122	4	326	—	—	—	—	—	—	—	—
Wyoming	2	169	—	—	—	—	—	—	—	—	—	—
Total U.S.	771	75,293	26	2,440	381	20,783	28	4,692	44	3,449	10	1,958
Canada	84	16,182	—	—	—	—	—	—	—	—	—	—
United Kingdom	11	724	—	—	—	—	—	—	—	—	3	121
Total	866	92,199	26	2,440	381	20,783	28	4,692	44	3,449	13	2,079

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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.” As of February 3, 2026, there were 475.0 million shares of our common stock outstanding, held by approximately 2,927 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), governing REITs. In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to any net capital gain. In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2026.

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

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2020, through December 31, 2025, with the cumulative total returns of the S&P 500 Index, the FTSE Nareit Equity REITs Index (“FTSE Nareit Equity Index”) and the FTSE Nareit Equity Health Care Index (“FTSE Nareit Health Care Index”) over the same period. The comparison assumes $100 was invested on December 31, 2020, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. We have included the FTSE Nareit Health Care Index and FTSE Nareit Equity Index because we believe those indices are representative of the industries in which we compete, or otherwise provide fair bases for comparison with us, and are therefore particularly relevant to an assessment of our performance, and the S&P 500 Index because we are a member of the S&P 500. The figures in the table below are rounded to the nearest dollar.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Ventas	$100	$108	$99	$113	$139	$187
S&P 500 Index	$100	$129	$105	$133	$166	$196
FTSE Nareit Equity Index	$100	$143	$108	$123	$134	$138
FTSE Nareit Health Care Index	$100	$116	$91	$103	$128	$165

Stock Repurchases

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2025:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31	202	$70.16	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	435	77.38	—	—
Total	637	$75.09	—	—
______________________________
(1)Repurchases represent shares withheld to pay taxes on the vesting of restricted stock and restricted stock units (including service-based and performance-based awards) and/or to pay taxes on the exercise price upon the exercise of stock options, granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurred (or, if not a trading day, the immediately preceding trading day) or the fair market value of our common stock at the time of the exercise, as the case may be.

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

Business Summary and Overview of 2025

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Ventas,” “Company” and other similar terms) is an S&P 500 company focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of December 31, 2025, we owned or had investments in 1,409 properties consisting of 1,374 properties in our reportable segments (“Segment Properties”) and 35 properties held by unconsolidated real estate entities in our non-segment operations. We are headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally are not required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of technical requirements, which impact how we invest in, operate and manage our assets. See “Risk Factors—Risks Relating to Our REIT Status” included in Part I, Item 1A of this Annual Report.

We operate through three reportable segments: senior housing operating portfolio, which we refer to as “SHOP,” outpatient medical and research portfolio, which we refer to as “OM&R,” and triple-net leased properties, which we refer to as “NNN.” We also hold assets outside of our reportable segments, which we refer to as non-segment assets, and which consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments, accounts receivable and investments in unconsolidated entities. Our investments in unconsolidated entities include investments made through our third-party institutional private capital management platform, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). Our investments in unconsolidated entities also includes investments in operating entities, such as Ardent Health, Inc. (together with its subsidiaries, “Ardent”) and Atria Senior Living, Inc. (together with its subsidiaries, “Atria”). See our Consolidated Financial Statements and the related notes, including “Note 7 – Investments in Unconsolidated Entities” included in Part II, Item 8 of this Annual Report.

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

The following table summarizes information for our portfolio for the year ended December 31, 2025 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$1,184,064	49.4%	752
Outpatient medical and research portfolio (OM&R)	590,169	24.7%	409
Triple-net leased properties (NNN)	588,073	24.6%	213
Non-segment (2)	30,748	1.3%	n/a
	$2,393,054	100%	1,374
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
(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments.
n/a—not applicable

Business Strategy

For nearly three decades, Ventas has pursued a strategy focused on delivering outsized value to stockholders and other key stakeholders by enabling exceptional environments that benefit a large and growing aging population. Working with industry-leading care providers, partners and research and medical institutions, our collaborative and experienced team is focused on achieving consistent, superior total returns through: (1) delivering profitable organic growth in senior housing, (2) capturing value-creating external growth focused on senior housing, (3) generating strong cash flow throughout our portfolio of high-quality assets unified in meeting demographic demand and (4) maintaining financial strength, flexibility and liquidity.

Our objective is to generate reliable and growing cash flows from our portfolio, which enables us to pay regular cash dividends to stockholders and creates opportunities to increase stockholder value.

2026 Market Trends

We expect senior housing to benefit from strong supply/demand fundamentals, including robust projected demand growth combined with low projected supply growth. Senior housing is expected to benefit from a large and growing aging demographic in the United States, with the 80+ population anticipated to grow by 28% through 2030. United States senior housing construction starts are at historically low levels.
Our operations have been and are expected to continue to be impacted by broader economic and market conditions, including interest rates, inflation and conditions of the capital and labor markets.
See “Risk Factors” in Part I, Item 1A of this Annual Report for additional discussion of risks affecting our business.

Select 2025 and Early 2026 Highlights

Investments and Dispositions

•During the year ended December 31, 2025, we acquired 52 senior housing communities reported within our SHOP segment for an aggregate purchase price of $2.3 billion.

•During the year ended December 31, 2025, we sold three senior housing communities in our SHOP segment, six properties in our OM&R segment and 14 properties in our NNN segment for aggregate consideration of $223.2 million and recognized $17.8 million in Gain on real estate dispositions. In addition, we recognized $20.8 million in Gain on real estate dispositions from a lease modification on 12 OM&R properties.

•In January and February 2026 we acquired 26 senior housing communities reported within our SHOP segment for $842.2 million.

Liquidity and Capital

•As of December 31, 2025, we had $5.3 billion in liquidity, including $3.5 billion of availability under our unsecured revolving credit facility, $741.1 million of cash and cash equivalents on hand and $1.0 billion of estimated proceeds available under unsettled equity forward sales agreements calculated using the forward price net of fees, and less $18.6 million outstanding under our uncommitted line for standby letters of credit.

•In April 2025, we amended our unsecured revolving credit facility to, among other things, increase our borrowing capacity from $2.75 billion to $3.5 billion.

•In August 2025, we increased the amount that Ventas Realty, Limited Partnership (“Ventas Realty”) may issue from time to time under its commercial paper program from a maximum aggregate amount outstanding at any time of $1.0 billion to $2.0 billion. Other than the increase in the program’s maximum capacity, the other terms of the commercial paper program remain unchanged.

•In January 2026, Ventas Realty amended the terms of its $500.0 million unsecured term loan due June 2027 to, among other things, extend the maturity to January 2031, increase the principal amount to $700.0 million and, within the same agreement, establish a new unsecured delay draw term loan in the principal amount of $550 million. The amended term loan included an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase. The proceeds from the increase in the principal amount of the term loan were used to repay in full Ventas Realty’s $200.0 million unsecured term loan due February 2027. As of January 2026, the delayed draw term loan remains undrawn.

Senior Notes

•In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and 3.50% Senior Notes due 2025, respectively, at maturity.

•In June and December 2025, Ventas Realty issued $500.0 million and $500.0 million of aggregate principal amount of 5.10% Senior Notes due 2032 and 5.00% Senior Notes due 2036, respectively. The proceeds of both offerings were primarily used for general corporate purposes, which included repayment of other indebtedness and expenses related to the offering.

•In January 2026, we repaid $500.0 million aggregate principal amount of 4.13% Senior Notes due 2026 at maturity.

Mortgages

•During the year ended December 31, 2025, we repaid in full mortgage loans in the aggregate principal amount of $596.9 million.

Equity

•In May 2025, our stockholders approved the increase of authorized common stock from 600 million shares to 1.2 billion shares.

•In June 2025, we amended the sales agreement for our at-the-market equity offering program (the “ATM Program”) such that the aggregate gross sales price of common stock available for issuance under the program immediately following the amendment was $2.25 billion.

•During the year ended December 31, 2025, we entered into equity forward sales agreements under the ATM Program for 46.2 million shares of our common stock for gross proceeds of $3.2 billion, representing an average price of $69.51 per share, of which 13.9 million shares or approximately $1.1 billion in gross proceeds remained unsettled with maturities through July 2027.

•As of December 31, 2025, the remaining amount available under the ATM Program for future sales of common stock was $350.3 million.

•In January 2026, we entered into equity forward sales agreements under the ATM Program for 1.5 million shares of common stock or approximately $111.7 million in gross proceeds which remain unsettled with maturity in July 2027. As of January 31, 2026, the remaining amount available under the ATM Program for future sales of common stock was $238.5 million.

Portfolio

•During the year ended December 31, 2025, we converted 63 senior housing communities located in the United States from the NNN segment to the SHOP segment. We also transitioned 26 senior housing communities within the SHOP segment to new managers.

•During the year ended December 31, 2025, we converted 11 senior housing communities located in the United Kingdom within our NNN segment to our SHOP segment and transitioned such assets to a new manager.

Other Items
•During the year ended December 31, 2025, the Ventas Fund, an equity method investee, acquired three senior housing communities and two outpatient medical buildings for an aggregate purchase price of $279.5 million. Refer to “Note 7 – Investments in Unconsolidated Entities”.

•During the year ended December 31, 2025, the Pension Fund Joint Venture, an equity method investee, sold five senior housing communities for aggregate consideration of $302.5 million. Refer to “Note 7 – Investments in Unconsolidated Entities”.

•In December 2024, we entered into agreements with Brookdale Senior Living, Inc. (with its subsidiaries, “Brookdale”) and certain of its affiliates with respect to 121 senior housing properties in our NNN segment whose lease term was scheduled to expire under our Master Lease with Brookdale on December 31, 2025. Under these agreements, among other things, the term of the Brookdale Master Lease for 65 senior housing properties was extended to December 31, 2035. Of the remaining 56 senior housing properties (w) 42 were converted to our SHOP segment during the year ended December 31, 2025, (x) 3 were converted to our SHOP segment on January 1, 2026, (y) 2 were sold during the year ended December 31, 2025 and (z) 9 were classified as held for sale as of December 31, 2025.

New Legislation

On July 4, 2025, H.R. 1 (the “OBBBA”) was signed into law. The OBBBA includes several significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, reforms to Medicaid and other changes to the Internal Revenue Code (the “Code”) that affect us and our investors.

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

Among other things, the OBBBA (i) permanently extended the 20% deduction for “qualified REIT dividends” for our stockholders who are individuals and non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to our TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base for the 30% interest deduction limit under Section 163(j) of the Code by modifying the definition of “adjusted taxable income” to exclude depreciation, amortization and depletion expense for taxable years beginning after December 31, 2024.

The OBBBA also contains provisions that may affect our and our managers’, tenants’ or borrowers’ operations, including but not limited to provisions that pertain to funding of government reimbursement programs, which in turn may affect our business, financial condition or results of operations. See Part I, Item 1. “Business - Government Regulation” of this Annual Report for additional discussion of laws and regulations that we and our managers, tenants or borrowers may be subject to and Part I, Item 1A. “Risk Factors” of this Annual Report for additional discussion of the risks and uncertainties we and our managers, tenants or borrowers may face.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report have been prepared in accordance with GAAP set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions and, in the event, they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

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

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate our investment in a VIE when we determine that we are its primary beneficiary. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all, or a portion of an interest held by the primary beneficiary.

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

We estimate the fair value of buildings acquired on an as-if-vacant basis or replacement cost basis and depreciate the building value on a straight-line basis over the estimated remaining useful life of the building, generally 35 years. We determine the fair value of other fixed assets, such as site improvements, and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value on a straight-line basis over the assets’ estimated remaining useful lives, generally 15 years for land improvements and 20 years for building improvements. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize project costs, including interest on funds used for the construction, until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.

Intangibles primarily include the value of in-place leases and acquired lease contracts. We include all lease-related intangible assets and liabilities within Acquired lease intangibles and Accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

The fair value of acquired lease-related intangibles, if any, reflects: (i) the estimated value of any above- or below-market leases, determined by discounting the difference between the estimated market rent and in-place lease rent; and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. We amortize any acquired lease-related intangibles to revenue or amortization expense over the remaining life of the associated lease plus any assumed bargain renewal periods. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized amounts of lease-related intangibles associated with that lease in operations over the shortened lease term.

We estimate the fair value of purchase option intangible assets and liabilities, if any, by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale.

In connection with an acquisition, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We generally assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable to us relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value and amortize that asset or liability to Interest or rental expense in our Consolidated Statements of Income over the applicable lease term. Where we are the lessee, we record the acquisition date values of leases, including any above- or below-market value, within Operating lease assets and Operating lease liabilities on our Consolidated Balance Sheets.

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

Accounting for Foreclosed Properties

We may receive properties pursuant to a foreclosure, deed in lieu of foreclosure or other legal action in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. We refer to such actions as a “foreclosure” and to such properties as “foreclosed properties.” We account for foreclosed properties received in settlement of loans receivable in accordance with ASC 310, Receivables. Foreclosed real estate received in full or partial satisfaction of a loan and any debt assumed upon foreclosure is recorded at fair value at the time of foreclosure. If the amortized cost basis in the loan exceeds the fair value of the collateral received, the difference is recorded as an allowance on loans receivable and investments in the Consolidated Statements of Income. Conversely, if the fair value of the collateral received is higher than the amortized cost basis in the loan, the difference, less the fair value of any debt assumed, less the principal amount of the loan receivable (after the reversal of previously recorded allowances), and net of working capital assumed and transaction costs, is recorded as a Gain on foreclosure of real estate in our Consolidated Statements of Income.

Recent Accounting Standards

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

Results of Operations

As of December 31, 2025, we operated through three reportable segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease the properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable.

Our chief operating decision maker (“CODM”) is the Chief Executive Officer of the Company. Our CODM evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, based on NOI for each segment. For further information regarding our reportable segments and a discussion of our definition of NOI, see “Note 18 – Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of Net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Years Ended December 31, 2025 and 2024

The table below shows our results of operations for the years ended December 31, 2025 and 2024 and the effect of changes in those results from period to period on our net income attributable to common stockholders (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to Net Income
	2025	2024	$	%
NOI:
SHOP	$1,184,064	$866,383	$317,681	36.7%
OM&R	590,169	579,271	10,898	1.9
NNN	588,073	606,225	(18,152)	(3.0)
Non-segment	30,748	17,204	13,544	78.7
Total NOI	2,393,054	2,069,083	323,971	15.7
Interest and other income	21,010	28,114	(7,104)	(25.3)
Interest expense	(612,246)	(602,835)	(9,411)	(1.6)
Depreciation and amortization	(1,379,140)	(1,253,143)	(125,997)	(10.1)
General, administrative and professional fees	(177,400)	(162,990)	(14,410)	(8.8)
Loss on extinguishment of debt, net	(172)	(687)	515	75.0
Transaction, transition and restructuring costs	(10,073)	(20,369)	10,296	50.5
Reversal of allowance on loans receivable and investments, net	—	166	(166)	nm
Shareholder relations matters	—	(15,751)	15,751	nm
Other expense	(30,712)	(49,584)	18,872	38.1
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	204,321	(7,996)	212,317	nm
Income from unconsolidated entities	4,468	1,563	2,905	nm
Gain on real estate dispositions	38,579	57,009	(18,430)	(32.3)
Income tax benefit	14,150	37,775	(23,625)	(62.5)
Net income	261,518	88,351	173,167	nm
Net income attributable to noncontrolling interests	10,137	7,198	2,939	40.8
Net income attributable to common stockholders	$251,381	$81,153	$170,228	nm
______________________________
nm - not meaningful

NOI—SHOP Segment

The following table summarizes results of operations in our SHOP segment for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—SHOP
Resident fees and services	$4,276,163	$3,372,796	$903,367	26.8%
Less: Property-level operating expenses	(3,092,099)	(2,506,413)	(585,686)	(23.4)
NOI	$1,184,064	$866,383	$317,681	36.7%

	Segment Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2025	2024	2025	2024	2025	2024
Total communities	752	629	87.3%	84.5%	$5,255	$4,923

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

The increase in our SHOP segment NOI in 2025 over the prior year was primarily driven by revenue growth due to an increase in average occupancy, revenue per occupied room, additional properties acquired and conversions of senior housing communities from our NNN segment to our SHOP segment. The revenue increase is partially offset by higher operating expenses in 2025, driven by an increase in the number of communities in our SHOP segment, the increase in occupancy and inflationary increases.

The following table compares results of operations for our 483 same-store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Annual Report for additional disclosure regarding same-store NOI for each of our reportable segments.

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—SHOP
Resident fees and services	$3,096,685	$2,861,461	$235,224	8.2%
Less: Property-level operating expenses	(2,218,687)	(2,100,930)	(117,757)	(5.6)
NOI	$877,998	$760,531	$117,467	15.4%

	Segment Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,		Average Monthly Revenue Per Occupied Room for the Years Ended December 31,
	2025	2024	2025	2024	2025	2024
Same-store communities	483	483	88.9%	86.1%	$5,268	$5,027

The increase in our same-store SHOP segment NOI in 2025 over the prior year was primarily driven by higher average occupancy and revenue per occupied room, partially offset by higher property-level operating expenses due to higher occupancy and inflationary increases.

NOI—OM&R Segment

The following table summarizes results of operations in our OM&R segment for the years ended December 31, 2025 and 2024 (dollars in thousands). For properties in our OM&R segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2025	2024	$	%
NOI—OM&R
Rental income	$895,089	$874,886	$20,203	2.3%
Third-party capital management revenues	2,813	2,705	108	4.0
Total revenues	897,902	877,591	20,311	2.3
Less:
Property-level operating expenses	(307,733)	(298,320)	(9,413)	(3.2)
NOI	$590,169	$579,271	$10,898	1.9%

	Segment Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2025	2024	2025	2024	2025	2024
Total OM&R	409	426	88.6%	88.3%	$38	$37

The increase in our OM&R segment NOI in 2025 over the prior year was primarily due to new leasing activity, high tenant retention and additional NOI from a development project placed in service, partially offset by higher property-level operating expenses and dispositions.

The following table compares results of operations for our 399 same-store OM&R (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—OM&R
Rental income	$834,413	$812,667	$21,746	2.7%
Less: Property-level operating expenses	(279,807)	(270,216)	(9,591)	(3.5)
NOI	$554,606	$542,451	$12,155	2.2%

	Segment Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Years Ended December 31,
	2025	2024	2025	2024	2025	2024
Same-store OM&R	399	399	90.4%	90.0%	$38	$37

The increase in our same-store OM&R segment NOI in 2025 over the prior year is primarily due to higher occupancy driven by new leasing activity and high tenant retention, partially offset by higher property-level operating expenses.

NOI—NNN Segment

The following table summarizes results of operations in our NNN segment for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Years Ended December 31,		(Decrease) Increase to NOI
	2025	2024	$	%
NOI—NNN
Rental income	$601,578	$622,054	$(20,476)	(3.3%)
Less: Property-level operating expenses	(13,505)	(15,829)	2,324	14.7
NOI	$588,073	$606,225	$(18,152)	(3.0)%

In our NNN segment, our revenues generally consist of fixed rental amounts (subject to contractual escalations) received from our tenants in accordance with the applicable lease terms. We report revenues and property-level operating expenses within our NNN segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants.

The decrease in our NNN segment NOI in 2025 over the prior year was primarily driven by a $35.6 million decrease in rental income from senior housing communities that converted to our SHOP segment and a $23.9 million decrease in rental income from dispositions partially offset by a $14.6 million increase in rental income attributed to the net non-cash revenue impact of changed revenue recognition from cash to straight-line related to a senior housing triple-net tenant, a $13.1 million increase in rental income from acquisitions in the third quarter of 2024, a $10.0 million net increase in rental income from lease renewals, contractual rent escalators and timing of rent collection.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our NNN segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net occupancy reporting is delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the trailing 12 months ended September 30, 2025 and 2024 related to the triple-net leased properties we owned and that were included in our NNN segment at December 31, 2025 and 2024, respectively. The table excludes (i) properties classified as held for sale, (ii) non-stabilized properties, (iii) certain properties for which we do not receive occupancy information and (iv) properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties Owned at December 31, 2025	Average Occupancy for the Trailing 12 Months Ended September 30, 2025	Number of Properties Owned at December 31, 2024	Average Occupancy for the Trailing 12 Months Ended September 30, 2024
Senior housing communities	114	79.7%	190	78.7%
SNFs	17	85.8	18	84.7
IRFs and LTACs	43	57.8	34	54.8

The following table compares results of operations for our 193 same-store NNN segment (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease) to NOI
	2025	2024	$	%
Same-Store NOI—NNN
Rental income	$482,055	$455,785	$26,270	5.8%
Less: Property-level operating expenses	(11,801)	(11,463)	(338)	(2.9)
NOI	$470,254	$444,322	$25,932	5.8%

The increase in our same-store NNN segment rental income in 2025 over the prior year was attributable primarily to a $14.6 million increase in rental income attributed to the net non-cash revenue impact of changed revenue recognition from cash to straight-line related to a senior housing triple-net tenant and a $10.0 million net increase in rental income from lease renewals, contractual rent escalators and timing of rent collection.

NOI — Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments. The $13.5 million increase in non-segment NOI in 2025 over the prior year was primarily due to a $8.6 million increase in interest income from a secured loan receivable made in September 2024 and a $5.1 million increase in interest income from a sales-type lease receivable recognized in June 2025. See “Note 6 – Loans Receivable and Investments, net” and “Note 5 – Dispositions and Impairments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Corporate Results

Interest and other income

The $7.1 million decrease in interest and other income in 2025 over the prior year was primarily due to a decrease in overall cash and cash equivalents invested in short-term money market funds coupled with lower interest rates.

Interest expense

The $9.4 million increase in interest expense in 2025 over the prior year was primarily due to higher effective interest rates and lower capitalized interest expense offset by a lower weighted average debt balance. Our weighted average effective interest rate was 4.56% for 2025 compared to 4.41% for 2024, which increased interest expense by $20.1 million. Capitalized interest for 2025 and 2024 was $10.0 million and $15.6 million, respectively. The higher interest expense due to higher effective rates and lower capitalized interest was partially offset by a lower weighted average debt balance of $13.1 billion in 2025 compared to $13.5 billion in 2024.

Depreciation and amortization

The $126.0 million increase in depreciation and amortization expense in 2025 over the prior year was primarily due to an increase of $193.3 million associated with recent acquisition activities partially offset by a decrease of $68.2 million attributed to certain intangibles reaching the end of their depreciable life in 2025.

General, administrative and professional fees

The $14.4 million increase in general, administrative and professional fees in 2025 over the prior year was primarily due to our expanded employee base consistent with enterprise growth and inflationary increases.

Transaction, transition and restructuring costs

The $10.3 million decrease in transaction, transition and restructuring costs in 2025 over the prior year was primarily due to lower average net costs primarily related to properties converted from our NNN to SHOP segment.

Shareholder relations matters

Shareholder relations matters of $15.8 million in 2024 was related to proxy advisory costs related to our response to a proxy campaign associated with the Company’s 2024 annual meeting of stockholders and such costs did not reoccur in 2025.

Other expense

The $18.9 million decrease in Other expense for 2025 over the prior year was driven by lower mark to market charges relating to our derivative instruments and certain legal matters incurred in 2024 that did not reoccur in 2025.

Income from unconsolidated entities

The $2.9 million increase in income from unconsolidated entities for 2025 over the prior year was primarily due to increase from gain on real estate dispositions by the Pension Fund Joint Venture in 2025 partially offset by a gain recognized in 2024 following Ardent’s initial public offering and higher losses incurred by certain equity method investees.

Gain on real estate dispositions

The $18.4 million decrease in Gain on real estate dispositions for 2025 over the prior year was primarily due to the sale of 23 properties and a sales-type lease which resulted in a total gain of $38.7 million in 2025. In 2024 we sold 55 properties for a gain of $57.0 million.

Income tax benefit

The 2025 income tax benefit is primarily due to losses in certain of our TRS entities and a $15.0 million net change in valuation allowances. The 2024 income tax benefit is primarily due to losses in certain of our TRS entities and a $28.6 million change in valuation allowance due to purchase accounting activities.

Years Ended December 31, 2024 and 2023

Our Annual Report for the year ended December 31, 2024, filed with the SEC on February 13, 2025, contains information regarding our results of operations for the years ended December 31, 2024 and 2023 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

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

The non-GAAP financial measures we present in this Annual Report may not be comparable to those presented by other companies, which may define similarly titled measures differently than we do. You should not consider these measures as alternatives for, or superior to, financial measures calculated in accordance with GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with the most directly comparable GAAP measures as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report.

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
Beginning with the Company’s reported results for the first quarter 2026, we intend to exclude from the calculation of Normalized FFO the full amount recorded for non-cash stock-based compensation expense as we believe this is more closely comparable to the presentation of similar measures by key industry peers and is also consistent with our calculation of Adjusted EBITDA and the calculations for our financial covenant ratios under our credit facilities and senior notes indentures.

The following table summarizes our FFO and Normalized FFO for the three years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss) attributable to common stockholders	$251,381	$81,153	$(40,973)
Adjustments:
Depreciation and amortization on real estate assets	1,372,904	1,250,453	1,390,025
Depreciation on real estate assets related to noncontrolling interests	(16,846)	(15,113)	(16,657)
Depreciation on real estate assets related to unconsolidated entities	78,046	49,170	44,953
Gain on real estate dispositions	(38,579)	(57,009)	(62,119)
Gain on real estate dispositions related to noncontrolling interests	—	9	6,685
Gain on real estate dispositions and other related to unconsolidated entities	(27,960)	(3,216)	(180)
Nareit FFO attributable to common stockholders	1,618,946	1,305,447	1,321,734
Adjustments:
(Gain) loss on derivatives	(1,026)	11,942	(32,076)
Non-cash impact of income tax benefit	(24,150)	(43,486)	(15,269)
Loss (gain) on extinguishment of debt, net	172	687	(6,104)
Transaction, transition and restructuring costs	10,073	20,369	15,215
Amortization of other intangibles	477	400	385
Non-cash impact of changes to executive equity compensation plan	2,856	180	161
Significant disruptive events, net	5,888	8,230	(5,339)
Reversal of allowance on loans receivable and investments, net	—	(166)	(20,270)
Normalizing items related to noncontrolling interests and unconsolidated entities, net	11,178	(2,012)	(25,683)
Other normalizing items, net (1)	$(14,236)	$25,856	$(20,870)
Normalized FFO attributable to common stockholders	$1,610,178	$1,327,447	$1,211,884
______________________________
(1)    For the year ended December 31, 2025, primarily related to the net non-cash revenue impact of changed revenue recognition from cash to straight-line related to a Senior Housing Triple-Net tenant. For the year ended December 31, 2024, primarily related to shareholder relations matters and certain legal matters. For the year ended December 31, 2023, primarily related to gain on foreclosure of real estate, payment obligation arising in connection with sale of real estate and certain legal matters.

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

The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss) attributable to common stockholders	$251,381	$81,153	$(40,973)
Adjustments:
Interest and other income	(21,010)	(28,114)	(11,414)
Interest expense	612,246	602,835	574,112
Depreciation and amortization	1,379,140	1,253,143	1,392,461
General, administrative and professional fees	177,400	162,990	148,876
Loss (gain) on extinguishment of debt, net	172	687	(6,104)
Transaction, transition and restructuring costs	10,073	20,369	15,215
Reversal of allowance on loans receivable and investments, net	—	(166)	(20,270)
Gain on foreclosure of real estate	—	—	(29,127)
Shareholder relations matters	—	15,751	—
Other expense (income)	30,712	49,584	(23,001)
Net income attributable to noncontrolling interests	10,137	7,198	10,676
Income from unconsolidated entities	(4,468)	(1,563)	(13,626)
Income tax benefit	(14,150)	(37,775)	(9,539)
Gain on real estate dispositions	(38,579)	(57,009)	(62,119)
NOI	$2,393,054	$2,069,083	$1,925,167

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

Newly acquired development properties and recently developed or redeveloped properties in our SHOP reportable segment will be included in same-store once they are stabilized for the full period in both periods presented. These properties are considered stabilized upon the earlier of (a) the achievement of 80% sustained occupancy or (b) 24 months from the date of acquisition or substantial completion of work. Recently developed or redeveloped properties in our OM&R and NNN reportable segments will be included in same-store once substantial completion of work has occurred for the full period in both periods presented. Our SHOP and NNN that have undergone operator or business model transitions will be included in same-store once operating under consistent operating structures for the full period in both periods presented.

Properties are excluded from same-store if they are: (i) sold, classified as held for sale or properties whose operations were classified as discontinued operations in accordance with GAAP; (ii) impacted by significant disruptive events such as flood or fire; (iii) for SHOP, those properties that are currently undergoing a significant disruptive redevelopment; (iv) for OM&R and NNN reportable segments, those properties for which management has an intention to institute, or has instituted, a redevelopment plan because the properties may require major property-level expenditures to maximize value, increase NOI, or maintain a market-competitive position and/or achieve property stabilization, most commonly as the result of an expected or actual material change in occupancy or NOI; or (v) for SHOP and NNN reportable segments, those properties that are scheduled to undergo operator or business model transitions, or have transitioned operators or business models after the start of the prior comparison period.

To eliminate the impact of exchange rate movements, our same-store NOI for SHOP and NNN and same-store SHOP communities average monthly revenue per occupied room (RevPor) performance-based disclosures assume constant exchange rates across comparable periods using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average monthly exchange rate for the current period.

The following table shows the same-store metrics for the prior year’s results with and without the impact from applying a constant exchange rate:

	For the Year Ended December 31, 2024
	Constant Exchange Rate	Without Constant Exchange Rate
Same-Store NOI—SHOP
Resident fees and services	$2,861,461	$2,870,652
Less: Property-level operating expenses	(2,100,930)	(2,106,507)
NOI	$760,531	$764,145

Same-Store NOI—NNN
Rental income	$455,785	$455,312
Less: Property-level operating expenses	(11,463)	(11,463)
NOI	$444,322	$443,849

	For the Year Ended December 31, 2024
	Constant Exchange Rate	Without Constant Exchange Rate
Same-Store RevPor - SHOP Communities	$5,027	$5,043

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

Market Risk

We are primarily exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility, our unsecured term loans and our commercial paper program, certain of our mortgage loans that are variable rate obligations, loans receivable that bear interest at variable rates and available for sale securities. These market risks result primarily from changes in benchmark interest rates. To manage these risks, we continuously monitor our level of variable rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions. See “Risk Factors—We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective” included in Part I, Item 1A of this Annual Report.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2025	2024	2023
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,761,830	$9,744,519	$9,302,840
Unsecured term loans	—	400,000	400,000
Mortgage loans and other	2,202,886	2,684,014	2,755,988
Subtotal fixed rate	11,964,716	12,828,533	12,458,828
Variable rate:
Unsecured revolving credit facility	—	6,397	14,006
Unsecured term loans	700,000	300,000	677,501
Mortgage loans and other	438,911	483,872	418,263
Subtotal variable rate	1,138,911	790,269	1,109,770
Total	$13,103,627	$13,618,802	$13,568,598
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	74.5%	71.6%	68.6%
Unsecured term loans	—	2.9	2.9
Mortgage loans and other	16.8	19.7	20.3
Variable rate:
Unsecured revolving credit facility	—	—	0.1
Unsecured term loans	5.3	2.2	5.0
Mortgage loans and other	3.4	3.6	3.1
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	4.3%	4.1%	3.8%
Unsecured term loans	—	4.7	4.7
Mortgage loans and other	4.4	4.3	4.2
Variable rate:
Unsecured revolving credit facility	—	5.3	6.1
Unsecured term loans	4.7	5.3	6.3
Mortgage loans and other	4.9	5.1	6.1
Total	4.3	4.2	4.1

The variable rate debt as of December 31, 2025 in the table above reflects, in part, the effect of $75.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt as of December 31, 2025 in the table above reflects, in part, the effect of $125.5 million and C$595.5 million notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The increase in our outstanding variable rate debt as of December 31, 2025 compared to December 31, 2024 is primarily attributable to the maturity of a $400.0 million variable to fixed interest rate swap in March

2025.

The decrease in our outstanding fixed rate debt from December 31, 2025 compared to December 31, 2024 was primarily attributable to the maturity of a $400.0 million variable to fixed interest rate swap in March 2025 and the repayment of $500.0 million aggregate principal amount of fixed-rate debt.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of December 31, 2025 of $1.1 billion, interest expense on an annualized basis would increase by approximately $11.4 million, or $0.02 per diluted common share.

As of December 31, 2025 and 2024, our joint venture partners’ aggregate share of total consolidated debt was $328.2 million and $310.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $732.5 million and $676.8 million as of December 31, 2025 and 2024, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of December 31,
	2025	2024
Gross book value	$11,964,716	$12,828,533
Fair value	12,290,096	12,620,797
Fair value reflecting change in interest rates:
-100 basis points	12,826,536	13,078,684
+100 basis points	11,859,768	12,158,222

As of December 31, 2025 and 2024, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $166.8 million and $173.9 million, respectively. See “Note 6 – Loans Receivable and Investments, net” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2025 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Net Income and Normalized FFO for the year ended December 31, 2025 would decrease or increase by less than $0.01 per diluted common share. We will continue to mitigate these risks through a layered approach to hedging and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of December 31,
	2025	2024
Investment mix by asset type (1):
Senior housing communities	69.2%	67.3%
Outpatient medical buildings	18.2	19.7
Research centers	5.6	5.3
Other healthcare facilities	4.1	4.5
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.8	2.0
Skilled nursing facilities (“SNFs”)	0.7	1.2
Secured loans receivable and investments, net	0.4	—
Total	100.0%	100.0%
Investment mix by manager and tenant (1):
Atria	19.6%	21.0%
Lillibridge	9.5	9.8
Sunrise	9.3	9.9
Le Groupe Maurice	6.2	6.4
Wexford	5.3	5.1
Ardent	4.5	4.9
Brookdale	3.1	6.6
Kindred	1.2	1.3
All other	41.3	35.0
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale, development properties not yet operational and land parcels and including secured loan receivable and investments, net) as of each reporting date.

	For the Years Ended December 31,
	2025	2024	2023
Operations mix by manager and tenant and business model:
Total Revenues:
SHOP	73.3%	68.5%	65.8%
Brookdale (1)	2.6	3.1	3.3
Ardent	2.6	3.1	3.3
Kindred	2.4	2.8	2.9
All others	19.1	22.5	24.7
Total	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	49.5%	41.9%	37.0%
Ardent	6.4	7.3	7.6
Brookdale (1)	6.2	7.2	7.7
Kindred	5.8	6.7	6.9
All others	32.1	36.9	40.8
Total	100.0%	100.0%	100.0%
Operations mix by geographic location:
Total Revenues:
California	12.3%	13.4%	13.6%
Texas	8.0	6.6	6.5
New York	7.4	7.0	7.4
Quebec, Canada	5.3	5.9	6.0
Illinois	4.5	4.9	4.4
All others	62.5	62.2	62.1
Total	100.0%	100.0%	100.0%
______________________________
(1)For all periods presented, includes 121 senior housing properties in our NNN segment leased to Brookdale, including 56 properties for which the lease expired on or before December 31, 2025 (the “Brookdale Conversion and Sale Communities”). In connection therewith, (i) 42 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment during 2025, with the revenues and NOI for those properties included in the above table through the date of conversion, (ii) 3 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment on January 1, 2026, (iii) 2 of the Brookdale Conversion and Sale Communities were sold during 2025, with the revenues and NOI for those properties included in the above table through the date of sale and (iv) 9 of the Brookdale Conversion and Sale Communities were held for sale as of December 31, 2025. As a result of foregoing, Brookdale is not expected to constitute a significant percentage of our total revenues or total NOI in 2026 and thereafter.

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

The concentration of our NNN segment revenues and operating income that are attributed to Ardent and Kindred creates credit risk. If any of Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—A significant portion of our revenues and operating income is dependent on a limited number of tenants and managers, including Ardent, Kindred, Atria, Sunrise and Le Groupe Maurice” included in Part I, Item 1A of this Annual Report and “Note 3 – Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Because Atria, Sunrise and Le Groupe Maurice manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage the senior housing communities’ operations efficiently and effectively. We also rely on Atria, Sunrise and Le Groupe Maurice to set appropriate resident fees, to provide accurate property-level financials results in a timely manner and otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s. Sunrise’s or Le Groupe Maurice’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. See “Risk Factors—Risks Relating to Our Business Operations and Strategy” included in Part I, Item 1A of this Annual Report.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the year ended December 31, 2025, we had no triple-net lease expirations that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—” included in Part I, Item IA of this Annual Report.

Tenant Lease Expirations

The following table summarizes our lease expirations in our OM&R and NNN segments, excluding real estate assets classified as held for sale, over the next 10 years and thereafter, assuming that none of the tenants exercise any of their renewal or purchase options, as of December 31, 2025 (dollars and square feet in thousands):

	Expiration Year
	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	Thereafter
OM&R:
Square Feet	2224	2973	2504	2618	2358	1662	1561	1228	2530	835	1708
OM&R Annualized Base Rent (1)	60,886	89,016	74,538	74,580	67,712	40,328	45,399	37,986	70,130	22,945	49,873
% of Total OM&R Annualized Base Rent	10%	14%	12%	12%	11%	6%	7%	6%	11%	4%	8%

NNN:
Segment Properties	13	6	16	18	27	20	7	4	5	0	84
NNN Annualized Base Rent (1)(2)	13,238	10,795	43,852	12,129	87,226	29,310	9,001	1,570	16,481	0	215,755
% of Total NNN Annualized Base Rent	3%	2%	10%	3%	20%	7%	2%	—%	4%	—%	49%

Total OM&R and NNN Annualized Base Rent	74,124	99,812	118,390	86,709	154,938	69,638	54,400	39,556	86,611	22,945	265,629
% of Total OM&R and NNN Annualized Base Rent	7%	9%	11%	8%	14%	6%	5%	4%	8%	2%	25%
______________________________
(1)Annualized Base Rent (“ABR”) represents the annualized contractual cash base rent as of quarter end. ABR does not include future rent escalators, percentage rent, which is a rental charge typically based on certain tenants’ gross revenue, common area maintenance charges or non-cash items such as straight-line rental income, the amortization of above / below market lease intangibles or other items.
(2)The expiration of ABR in 2028, 2030 and 2034 includes rent associated with 6, 20 and 5 LTACs, respectively, currently leased to Kindred. The expiration of ABR thereafter includes rent associated with 65 properties currently leased to Brookdale. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—Our inability to renew our management agreements with our SHOP managers or our leases with our NNN and OM&R tenants on as favorable terms or at all, and our inability when necessary, to effectively and efficiently transition a SHOP community to a new manager or a NNN or OM&R property to a new tenant, may have an adverse effect on our business, financial condition and results of operations” included in Part I, Item 1A of this Annual Report.

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the year ended December 31, 2025, our material contractual obligations decreased primarily due to the net repayment of debt. See “Note 10 – Senior Notes Payable and Other Debt” and “Note 14 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of December 31, 2025, our $3.50 billion unsecured revolving credit facility had no borrowings outstanding and $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of December 31, 2025, we had no borrowings outstanding under our commercial paper program.

As of December 31, 2025, Ventas Realty had a $500.0 million unsecured term loan priced at 0.10% plus SOFR (“Adjusted SOFR”) plus 0.85%, which was subject to adjustment based on Ventas Realty’s debt ratings. This term loan was fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It was scheduled to mature in June 2027 and included an accordion feature that permitted Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase. This unsecured term loan was refinanced in January 2026 as discussed below.

As of December 31, 2025, Ventas Realty had a $200.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which was subject to adjustment based on Ventas Realty’s debt ratings. This term loan was fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It was scheduled to mature in February 2027 and included an accordion feature that permitted Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase. This unsecured term loan was repaid in January 2026 as discussed below.

As of December 31, 2025, we had a $100.0 million uncommitted line for standby letters of credit, which had an outstanding balance of $18.6 million. The agreement governing the line contains certain customary covenants and other terms and conditions. Under its terms, we are required to pay a fixed rate commission on each outstanding letter of credit.

In January 2026, Ventas Realty amended the terms of its $500.0 million unsecured term loan due June 2027 to, among other things, extend the maturity to January 2031, increase the principal amount to $700.0 million and, within the same agreement, establish a new unsecured delay draw term loan in the principal amount of $550 million The amended term loan included an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase. The proceeds from the increase in the principal amount of the term loan were used to repay in full Ventas Realty’s $200.0 million unsecured term loan due February 2027. As of January 2026, the delayed draw term loan remains undrawn.

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

As of both December 31, 2025 and 2024, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62% inclusive of the impact of the amortization of issuance costs. For the years ended December 31, 2025, 2024 and 2023, we recognized $32.3 million, $32.3 million and $17.8 million, respectively, of contractual interest expense and amortization of issuance costs of $7.2 million, $6.8 million and $3.6 million, respectively, related to the Exchangeable Notes. Unamortized deferred financing costs of $3.1 million and $10.3 million as of December 31, 2025 and 2024 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets.

The Exchangeable Notes are currently exchangeable at an exchange rate of 18.2778 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $54.71 per share of common stock). The exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver (or cause to be delivered), as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Ventas Realty’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Prior to the close of business on the business day immediately preceding March 1, 2026, the Exchangeable Notes are exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture governing the Exchangeable Notes. On or after March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes are exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

Senior Notes

As of December 31, 2025, we had outstanding $8.2 billion aggregate principal amount of senior notes issued by Ventas Realty, approximately $73.8 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$2.0 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

In January 2026, we repaid $500.0 million aggregate principal amount of 4.13% Senior Notes due 2026 at maturity.

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

The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. We were in compliance with all of these covenants at December 31, 2025.

In January and February 2025, we repaid $450.0 million and $600.0 million aggregate principal amount of 2.65% Senior Notes due 2025 and 3.50% Senior Notes due 2025, respectively, at maturity.
In June and December 2025, Ventas Realty issued $500.0 million and $500.0 million of aggregate principal amount of 5.10% Senior Notes due 2032 and 5.00% Senior Notes due 2036, respectively. The proceeds of both offerings were primarily used for general corporate purposes, which included repayment of other indebtedness and expenses related to the offering.

Mortgages

At December 31, 2025, our consolidated aggregate principal amount of mortgage debt outstanding was $2.6 billion, of which our share was $2.3 billion.

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

As of December 31, 2025, our variable rate debt obligations of $1.1 billion reflect, in part, the effect of $75.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

As of December 31, 2025, our fixed rate debt obligations of $12.0 billion reflect, in part, the effect of $125.5 million and C$595.5 million notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

Capital Stock

We have established an at-the-market offering program that provides for the sale, from time to time, of shares of our common stock, including through forward sales agreements, as described in more detail below (the "ATM Program"). In September 2024, we entered into an ATM Sales Agreement providing for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock under the ATM Program. In June 2025, we amended the ATM Sales Agreement such that the aggregate gross sales price of common stock available for issuance under the ATM Program immediately following the amendment was $2.25 billion. As of December 31, 2025, the remaining amount available under the ATM Program for future sales of common stock was $350.3 million.

During the year ended December 31, 2025, we entered into equity forward sales agreements under the ATM Program for 46.2 million shares of our common stock for gross proceeds of $3.2 billion, representing an average price of $69.51 per share. During the year ended December 31, 2025, we settled 35.7 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $2.3 billion.

As of December 31, 2025, we maintained unsettled equity forward sales agreements for 13.9 million shares of common stock, or approximately $1.1 billion in gross proceeds with varying maturities through July 2027.

In January 2026, we entered into equity forward sales agreements under the ATM Program for 1.5 million shares of common stock or approximately $111.7 million in gross proceeds which remain unsettled with maturity in July 2027. As of January 31, 2026, the remaining amount available under the ATM Program for future sales of common stock was $238.5 million.

Equity Forward Sales Agreements

From time to time, including under our ATM Program, we may enter into equity forward sales agreements. An equity forward sales agreement enables us to secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. Equity forward sales agreements generally have a maturity of one to two years. At any time during the term of an equity forward sales agreement, we may settle that equity forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding equity forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant equity forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the equity forward sales agreement and certain fixed price reductions for expected dividends on our common stock during the term of the equity forward sales agreement. Our unsettled equity forward sales agreements are accounted for as equity instruments. Refer to “Note 15 - Earnings Per Share.” Refer to “Note 16 – Permanent and Temporary Equity”.

Dividends

During 2025, we declared four dividends totaling $1.92 per share of our common stock, including a fourth quarter dividend of $0.48 per share. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2026.

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

Capital Expenditures

From time to time, we engage in development and redevelopment activities within our reportable segments and through our investments in unconsolidated entities. For example, we are party to certain agreements that commit us to develop properties funded through capital that we and, in certain circumstances, our joint venture partners provide. In addition, from time to time, we engage in redevelopment projects with respect to our existing senior housing communities, outpatient medical buildings and research centers to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Years Ended December 31,		Change
	2025	2024	$	%
Cash, cash equivalents and restricted cash at beginning of year	$957,233	$563,462	$393,771	69.9%
Net cash provided by operating activities	1,646,726	1,329,625	317,101	23.8
Net cash used in investing activities	(2,694,418)	(2,377,089)	(317,329)	(13.3)
Net cash provided by financing activities	873,757	1,445,220	(571,463)	(39.5)
Effect of foreign currency translation	2,839	(3,985)	6,824	171.2
Cash, cash equivalents and restricted cash at end of year	$786,137	$957,233	$(171,096)	(17.9)

Cash Flows from Operating Activities

Cash flows from operating activities increased $317.1 million during 2025 compared to the same period in 2024 primarily due to growth in our SHOP business.

Cash Flows from Investing Activities

Cash flows used in investing activities increased $317.3 million during 2025 compared to the same period in 2024 primarily due to a $367.8 million increase in real estate property acquisitions, a $115.9 million decrease in proceeds from real estate dispositions and a $82.3 million increase in capital expenditures partially offset by a $41.4 million decrease in development project expenditures, a $124.4 million decrease to loan receivable investment and $41.9 million increase in proceeds received from loans receivable.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $571.5 million during 2025 compared to the same period in 2024. The decline was driven primarily by a $782.9 million decrease in proceeds from debt issuance, a $158.5 million increase in debt repayments and a $119.7 million increase in dividends paid. These items were partially offset by a $463.6 million increase in net proceeds from the issuance of common stock and stock option exercises.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the entities and any outstanding loans receivable. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, as of December 31, 2025, we had $19.4 million outstanding letters of credit obligations.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ventas, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 6, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 6, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Ventas, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ventas, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 6, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chicago, Illinois
February 6, 2026

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2025	2024
Assets
Real estate investments:
Land and improvements	$2,962,738	$2,775,790
Buildings and improvements	30,872,598	28,717,990
Construction in progress	358,811	336,231
Acquired lease intangibles	1,680,567	1,558,751
Operating lease assets	295,838	308,019
	36,170,552	33,696,781
Accumulated depreciation and amortization	(12,043,619)	(11,096,236)
Net real estate property	24,126,933	22,600,545
Secured loans receivable and investments, net	143,913	144,872
Investments in unconsolidated real estate entities	617,571	626,122
Net real estate investments	24,888,417	23,371,539
Cash and cash equivalents	741,067	897,850
Escrow deposits and restricted cash	45,070	59,383
Goodwill	1,046,072	1,044,915
Assets held for sale	42,993	18,625
Deferred income tax assets, net	2,797	1,931
Other assets	825,529	792,663
Total assets	$27,591,945	$26,186,906
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$13,011,016	$13,522,551
Accrued interest payable	143,104	143,345
Operating lease liabilities	208,602	218,003
Accounts payable and other liabilities	1,240,820	1,152,306
Liabilities related to assets held for sale	4,032	2,726
Deferred income tax liabilities	23,409	8,150
Total liabilities	14,630,983	15,047,081
Redeemable OP unitholder and noncontrolling interests	375,154	310,229
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 1,200,000 shares authorized, 474,926 and 437,085 shares outstanding at December 31, 2025 and 2024, respectively	118,732	109,119
Capital in excess of par value	19,976,183	17,607,482
Accumulated other comprehensive loss	(39,851)	(33,526)
Retained earnings (deficit)	(7,527,777)	(6,886,653)
Treasury stock, 0 and 4 shares issued at December 31, 2025 and 2024, respectively	(34)	(25,155)
Total Ventas stockholders’ equity	12,527,253	10,771,267
Noncontrolling interests	58,555	58,329
Total equity	12,585,808	10,829,596
Total liabilities and equity	$27,591,945	$26,186,906
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Rental income:
Triple-net leased properties	$601,578	$622,054	$619,208
Outpatient medical and research portfolio	895,089	874,886	867,193
	1,496,667	1,496,940	1,486,401
Resident fees and services	4,276,163	3,372,796	2,959,219
Third-party capital management revenues	17,547	17,359	17,841
Income from loans and investments	22,593	9,057	22,952
Interest and other income	21,010	28,114	11,414
Total revenues	5,833,980	4,924,266	4,497,827
Expenses
Interest	612,246	602,835	574,112
Depreciation and amortization	1,379,140	1,253,143	1,392,461
Property-level operating expenses:
Senior housing	3,092,099	2,506,413	2,247,812
Outpatient medical and research portfolio	307,733	298,320	292,776
Triple-net leased properties	13,505	15,829	14,557
	3,413,337	2,820,562	2,555,145
Third-party capital management expenses	6,579	6,507	6,101
General, administrative and professional fees	177,400	162,990	148,876
Loss (gain) on extinguishment of debt, net	172	687	(6,104)
Transaction, transition and restructuring costs	10,073	20,369	15,215
Reversal of allowance on loans receivable and investments, net	—	(166)	(20,270)
Gain on foreclosure of real estate	—	—	(29,127)
Shareholder relations matters	—	15,751	—
Other expense (income)	30,712	49,584	(23,001)
Total expenses	5,629,659	4,932,262	4,613,408
Income (loss) before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	204,321	(7,996)	(115,581)
Income from unconsolidated entities	4,468	1,563	13,626
Gain on real estate dispositions	38,579	57,009	62,119
Income tax benefit	14,150	37,775	9,539
Net income (loss)	261,518	88,351	(30,297)
Net income attributable to noncontrolling interests	10,137	7,198	10,676
Net income (loss) attributable to common stockholders	$251,381	$81,153	$(40,973)
Earnings per common share
Basic:
Net income (loss)	$0.57	$0.21	$(0.08)
Net income (loss) attributable to common stockholders	0.55	0.20	(0.10)
Diluted:
Net income (loss)	$0.57	$0.21	$(0.08)
Net income (loss) attributable to common stockholders	0.54	0.19	(0.10)
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$261,518	$88,351	$(30,297)
Other comprehensive (loss) income:
Foreign currency translation gain	4,983	14,433	6,024
Unrealized gain (loss) on available for sale securities	829	(862)	(1,256)
Unrealized loss on derivative instruments	(9,901)	(19,672)	(2,766)
Total other comprehensive (loss) income	(4,089)	(6,101)	2,002
Comprehensive income (loss)	257,429	82,250	(28,295)
Comprehensive income (loss) attributable to noncontrolling interests	12,373	(1,135)	11,635
Comprehensive income (loss) attributable to common stockholders	$245,056	$83,385	$(39,930)

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2025, 2024 and 2023
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2023	$99,912	$15,539,777	$(36,800)	$(5,449,385)	$(536)	$10,152,968	$68,709	$10,221,677
Net loss	—	—	—	(40,973)	—	(40,973)	10,676	(30,297)
Other comprehensive income	—	—	1,043	—	—	1,043	959	2,002
Net change in noncontrolling interests	—	(12,495)	—	—	—	(12,495)	(23,997)	(36,492)
Dividends to common stockholders—$1.80 per share	—	40	—	(723,445)	—	(723,405)	—	(723,405)
Issuance of common stock for stock plans, restricted stock grants and other	736	141,552	—	—	(13,228)	129,060	—	129,060
Adjust redeemable OP unitholder interests to current fair value	—	(18,056)	—	—	—	(18,056)	—	(18,056)
Redemption of OP Units	—	(84)	—	—	—	(84)	—	(84)
Balance at December 31, 2023	100,648	15,650,734	(35,757)	(6,213,803)	(13,764)	9,488,058	56,347	9,544,405
Net income	—	—	—	81,153	—	81,153	7,198	88,351
Other comprehensive income	—	—	2,231	—	—	2,231	(8,332)	(6,101)
Net change in noncontrolling interests	—	(22,345)	—	—	—	(22,345)	3,116	(19,229)
Dividends to common stockholders—$1.80 per share	—	78	—	(754,003)	—	(753,925)	—	(753,925)
Issuance of common stock for stock plans, restricted stock grants and other	8,471	2,015,265	—	—	(11,391)	2,012,345	—	2,012,345
Adjust redeemable OP unitholder interests to current fair value	—	(34,169)	—	—	—	(34,169)	—	(34,169)
Redemption of OP Units	—	(2,081)	—	—	—	(2,081)	—	(2,081)
Balance at December 31, 2024	109,119	17,607,482	(33,526)	(6,886,653)	(25,155)	10,771,267	58,329	10,829,596
Net income	—	—	—	251,381	—	251,381	10,137	261,518
Other comprehensive loss	—	—	(6,325)	—	—	(6,325)	2,236	(4,089)
Net change in noncontrolling interests	—	(3,371)	—	—	—	(3,371)	(12,147)	(15,518)
Dividends to common stockholders— $1.92 per share	—	117	—	(892,505)	—	(892,388)	—	(892,388)
Issuance of common stock for stock plans, restricted stock grants and other	9,613	2,440,912	—	—	25,121	2,475,646	—	2,475,646
Adjust redeemable OP unitholder interests to current fair value	—	(66,970)	—	—	—	(66,970)	—	(66,970)
Redemption of OP Units	—	(1,987)	—	—	—	(1,987)	—	(1,987)
Balance at December 31, 2025	$118,732	$19,976,183	$(39,851)	$(7,527,777)	$(34)	$12,527,253	$58,555	$12,585,808

   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$261,518	$88,351	$(30,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,379,140	1,253,143	1,392,461
Amortization of deferred revenue and lease intangibles, net	(39,250)	(54,242)	(59,604)
Other non-cash amortization	32,328	30,143	22,416
(Reversal of) allowance on loans receivable and investments, net	—	(166)	(20,270)
Stock-based compensation	38,733	30,991	30,987
Straight-lining of rental income	(48,852)	(5,094)	(7,597)
Loss (gain) on extinguishment of debt, net	172	687	(6,104)
Gain on real estate dispositions	(38,579)	(57,009)	(62,119)
Income tax benefit	(24,150)	(43,487)	(15,269)
Income from unconsolidated entities	(4,468)	(1,563)	(13,626)
Gain on foreclosure of real estate	—	—	(29,127)
Distributions from unconsolidated entities	29,041	18,298	16,123
Other	11,663	25,762	(44,503)
Changes in operating assets and liabilities:
Increase in other assets	(30,683)	(117,363)	(48,445)
(Decrease) increase in accrued interest payable	(922)	27,205	1,252
Increase (decrease) in accounts payable and other liabilities	81,035	133,969	(6,405)
Net cash provided by operating activities	1,646,726	1,329,625	1,119,873
Cash flows from investing activities:
Net investment in real estate property	(2,293,769)	(1,925,957)	(6,466)
Investment in loans receivable	(935)	(125,363)	(2,750)
Proceeds from real estate disposals	213,161	329,094	399,534
Proceeds from loans receivable	48,815	6,870	44,630
Proceeds from sale of interest in unconsolidated entities	—	—	50,054
Net cash assumed in foreclosure of real estate	—	—	11,615
Development project expenditures	(280,752)	(322,232)	(383,590)
Capital expenditures	(363,863)	(281,614)	(259,415)
Distributions from unconsolidated entities	33,700	8,368	74,670
Investment in unconsolidated entities	(55,785)	(69,797)	(130,522)
Insurance proceeds for property damage claims	5,010	3,542	17,576
Net cash used in investing activities	(2,694,418)	(2,377,089)	(184,664)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(6,768)	(7,103)	(12,410)
Net change in borrowings under commercial paper program	—	—	(402,354)
Proceeds from debt	1,130,497	1,913,431	2,527,482
Repayment of debt	(1,779,761)	(1,621,316)	(1,973,132)
Purchase of noncontrolling interests	(2,057)	(11,064)	(110)
Payment of deferred financing costs	(14,488)	(35,878)	(41,837)
Issuance of common stock, net	2,343,687	1,964,867	108,455
Cash distribution to common stockholders	(860,060)	(740,326)	(723,559)
Cash distribution to redeemable OP unitholders	(6,320)	(6,468)	(6,191)

Cash issued for redemption of OP Units	(2,298)	(2,416)	(1,132)
Contributions from noncontrolling interests	80	3,703	20,241
Distributions to noncontrolling interests	(16,404)	(22,300)	(32,029)
Proceeds from stock option exercises	110,863	26,052	1,736
Other	(23,214)	(15,962)	(8,909)
Net cash provided by (used in) financing activities	873,757	1,445,220	(543,749)
Net (decrease) increase in cash, cash equivalents and restricted cash	(173,935)	397,756	391,460
Effect of foreign currency translation	2,839	(3,985)	1,257
Cash, cash equivalents and restricted cash at beginning of year	957,233	563,462	170,745
Cash, cash equivalents and restricted cash at end of year	$786,137	$957,233	$563,462

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Interest paid excluding capitalized interest	$579,693	$575,741	$548,108
Capitalized interest	10,044	15,626	12,307
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$56,300	$43,086	$—
Other assets	6,484	12,955	7,873
Other liabilities	29,802	23,489	9,000
Deferred income tax liability	38,975	28,601	12,382
Settlement of loan receivable	—	—	486,082
Real estate received in settlement of loan receivable	—	—	1,566,395
Assumption of debt related to real estate owned	—	—	1,016,804
Equity issued for redemption of OP Units	—	434	—
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Ventas,” “Company” and other similar terms) is an S&P 500 company focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of December 31, 2025, we owned or had investments in 1,409 properties consisting of 1,374 properties in our reportable segments (“Segment Properties”) and 35 properties held by unconsolidated real estate entities in our non-segment operations. We are headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1999. Provided we qualify for taxation as a REIT, we generally are not required to pay U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. In order to maintain our qualification as a REIT, we must satisfy a number of technical requirements, which impact how we invest in, operate and manage our assets.

We operate through three reportable segments: senior housing operating portfolio, which we refer to as “SHOP,” outpatient medical and research portfolio, which we refer to as “OM&R,” and triple-net leased properties, which we refer to as “NNN.” We also hold assets outside of our reportable segments, which we refer to as non-segment assets, and which consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments, accounts receivable and investments in unconsolidated entities. Our investments in unconsolidated entities include investments made through our third-party institutional private capital management platform, Ventas Investment Management (“VIM”). Through VIM, we partner with third-party institutional investors to invest in real estate through various joint ventures and other co-investment vehicles where we are the sponsor or general partner, including our open-ended investment vehicle, the Ventas Life Science & Healthcare Real Estate Fund (the “Ventas Fund”). Our investments in unconsolidated entities also includes investments in operating entities, such as Ardent Health, Inc. (together with its subsidiaries, “Ardent”) and Atria Senior Living, Inc. (together with its subsidiaries, “Atria”).

Our chief operating decision maker evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments based on net operating income (“NOI”) for each segment. See our Consolidated Financial Statements and the related notes, including “Note 2 – Accounting Policies” and “Note 18 – Segment Information.”

The following table summarizes information for our portfolio for the year ended December 31, 2025 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$1,184,064	49.4%	752
Outpatient medical and research portfolio (OM&R)	590,169	24.7%	409
Triple-net leased properties (NNN)	588,073	24.6%	213
Non-segment (2)	30,748	1.3%	n/a
	$2,393,054	100%	1,374

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments.
n/a—not applicable

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

	As of December 31, 2025		As of December 31, 2024
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Fonds Immobilier Groupe Maurice, S.E.C.	$1,822,300	$1,151,437	$1,779,762	$1,121,659
NHP/PMB L.P.	656,813	235,245	728,457	286,030
Other identified VIEs	1,469,659	467,665	1,447,381	410,721

Investments in Unconsolidated Entities

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We adjust our investment in unconsolidated entities for additional contributions made, distributions received as well as our share of the investee’s earnings or losses, which is included in Income from unconsolidated entities in our Consolidated Statements of Income. We classify distributions received from equity method investees within our Consolidated Statements of Cash Flows using the nature of the distribution approach, which classifies the distributions received on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities).

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”). Given our wholly-owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate NHP/PMB as a VIE. As of December 31, 2025, third-party investors owned 3.7 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 33% of the total units then outstanding, and we owned 7.7 million Class B limited partnership units in NHP/PMB, representing the remaining 67%. The OP Units may be redeemed at any time at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

The OP Units are classified outside of permanent equity on our Consolidated Balance Sheets because they may be redeemed by third parties under circumstances that are outside of our control. We reflect the OP Units at the greater of cost or redemption value (based on the fair value of Ventas shares). We recognize changes in the redemption value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units. Refer to “Note 11 – Fair Values of Financial Instruments.”

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2025 and 2024. We record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value, which is primarily based on the fair value of the underlying real estate asset. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through Capital in excess of par value on our Consolidated Balance Sheets.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We estimate the fair value of buildings acquired on an as-if-vacant basis or replacement cost basis and depreciate the building value on a straight-line basis over the estimated remaining useful life of the building, generally 35 years. We determine the fair value of other fixed assets, such as site improvements, and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value on a straight-line basis over the assets’ estimated remaining useful lives, generally 15 years for land improvements and 20 years for building improvements. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize project costs, including interest on funds used for the construction, until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion. Upon substantial completion, these assets are depreciated on a straight-line basis over their respective useful lives, which are consistent with the useful lives of acquired assets.

Intangibles primarily include the value of in-place leases and acquired lease contracts. We include all lease-related intangible assets and liabilities within Acquired lease intangibles and Accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

The fair value of acquired lease-related intangibles, if any, reflects: (i) the estimated value of any above- or below-market leases, determined by discounting the difference between the estimated market rent and in-

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

place lease rent; and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. We amortize any acquired lease-related intangibles to revenue or amortization expense over the remaining life of the associated lease plus any assumed bargain renewal periods. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized amounts of lease-related intangibles associated with that lease in operations over the shortened lease term.

In connection with an acquisition, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We generally assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable to us relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value and amortize that asset or liability to Interest or rental expense in our Consolidated Statements of Income over the applicable lease term. Where we are the lessee, we record the acquisition date values of leases, including any above- or below-market value, within Operating lease assets and Operating lease liabilities on our Consolidated Balance Sheets.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If at any time we determine that the criteria for classifying assets as held for sale are no longer met, in the period in which a change in classification is determined, we reclassify the assets within Net real estate property on our Consolidated Balance Sheets measured at the lower of fair value and the carrying amount of the assets prior to the held for sale determination adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as net real estate investments.

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

Deferred Financing Costs

We amortize deferred financing costs, which are reported as a reduction to Senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortization of approximately $29.6 million, $28.9 million and $23.2 million were included in Interest expense for the years ended December 31, 2025, 2024 and 2023, respectively.

Available for Sale Securities

We record our available for sale securities at fair value and include unrealized gains and losses in stockholders’ equity as a component of Accumulated other comprehensive loss on our Consolidated Balance Sheets. If we determine that a credit loss exists with respect to individual investments, we will recognize an allowance against the amortized cost basis of the investment with a corresponding charge to net income (in Allowance on loans receivable and investments) in our Consolidated Statements of Income. Income from available for sale securities is recognized when earned and gains or losses on securities sold, which are based on the specific identification method, and reported in Income from loans and investments in our Consolidated Statements of Income.

Derivative Instruments

We recognize all derivative instruments in Other assets or Accounts payable and other liabilities on our Consolidated Balance Sheets at fair value as of the reporting date. We recognize changes in the fair value of derivative instruments designated as cash flow hedges, which are primarily used to hedge interest rate risk, in Accumulated other comprehensive loss on our Consolidated Balance Sheets, and are amortized over the life of the related debt to Interest expense in our Consolidated Statements of Income.

We do not use our derivative financial instruments, including interest rate caps, interest rate swaps, foreign currency forward contracts and stock warrants, for trading or speculative purposes. Our foreign currency forward contracts and certain of our interest rate swaps (including the interest rate swap contracts of consolidated and unconsolidated joint ventures) are designated as effectively hedging the variability of expected cash flows related to their underlying securities and, therefore, also are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive loss on our Consolidated Balance Sheets. We recognize any noncontrolling interests’ proportionate share of the changes in fair value of swap contracts of our consolidated joint ventures in

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interests on our Consolidated Balance Sheets. We recognize our proportionate share of the change in fair value of swap contracts of our unconsolidated joint ventures in Accumulated other comprehensive loss on our Consolidated Balance Sheets. Certain of our other interest rate swaps and rate caps were not designated as having a hedging relationship with the underlying securities and therefore do not meet the criteria for hedge accounting under GAAP. Accordingly, these derivative instruments are recorded on our Consolidated Balance Sheets at fair value, and changes in the fair value of these instruments are recognized in Interest expense in our Consolidated Statements of Income.

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

•Loans receivable and investments - We estimate the fair value of loans receivable and investments using Level 2 and Level 3 inputs, including underlying asset performance and credit quality. We discount future cash flows

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings.

•Available for sale securities - We estimate the fair value of marketable debt securities using Level 2 inputs. We observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We consider credit spreads, underlying asset performance and credit quality, default rates and confirmed settlement amounts at maturity.

•Derivative instruments - We estimate the fair value of certain derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts using Level 2 inputs.

•Interest rate caps - We observe forward yield curves and other relevant information.

•Interest rate swaps - We observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates.

•Foreign currency forward contracts - We estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

•Stock warrants - We estimate the fair value of stock warrants representing a financial interest in a private entity based on Level 3 inputs that reflect significant assumptions including underlying enterprise value, market volatility, duration, dividend rate and risk-free rate.

•Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using Level 2 inputs. We discount the future cash flows using current interest rates at which we could obtain similar borrowings. For mortgage debt, we may estimate fair value using Level 3 inputs, similar to those used in determining fair value of loans receivable (above).

•Redeemable OP unitholder interests - We estimate the fair value of our redeemable OP unitholder interests using Level 1 inputs. We base fair value on the closing price of our common stock, as OP Units may be redeemed at the election of the holder for cash or, at our option, shares of our common stock, subject to adjustment in certain circumstances.

Revenue Recognition

NNN and OM&R

In accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), we recognize rental revenue for operating lease arrangements when the tenant takes possession or controls the physical leased asset. Certain of our triple-net leases and most of our outpatient medical buildings and research centers’ (collectively, “outpatient medical and research portfolio”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability of substantially all rents is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in Other assets on our Consolidated Balance Sheets. At December 31, 2025 and 2024, this cumulative excess totaled $250.8 million and $202.7 million, respectively (excluding properties classified as held for sale).

Certain of our leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We are also entitled to receive reimbursements from our tenants for various property operating costs that we pay on their behalf. We have elected the practical expedient for lessors to account for the lease and non-lease components as a single component pursuant to ASC 842 when the lease component is predominant, the timing and pattern of transfer are the same, and the lease component, if separately accounted for, would be treated as an operating lease. Accordingly, the reimbursements from tenants are recognized as variable lease payments when earned and the corresponding property-level operating costs are expensed when incurred.

SHOP

Our resident agreements are accounted for as operating leases under ASC 842. Resident leases within our SHOP reportable segment also contain service elements. We elected the practical expedient to account for our resident leases as a single lease component and recognize resident fees and services, other than move-in fees and certain rent incentives, monthly as services are provided. We recognize move-in fees and certain rent incentives on a straight-line basis over the average resident stay.

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

We recognize interest income from loans receivable and investments, including discounts and premiums, using the effective interest method when collectability is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We recognize interest income on loans with an allowance on a cash basis.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Leased Property

We lease real property, primarily land and corporate office space, and equipment. At lease inception, we establish an operating lease asset and operating lease liability, calculated as the present value of future minimum lease payments on our Consolidated Balance Sheets. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value. Our lease expense primarily consists of ground and corporate office leases. Ground lease expense is included in Interest expense and corporate office lease expense is included in General, administrative and professional fees in our Consolidated Statements of Income.

Accounting for Foreclosed Properties

We may receive properties pursuant to a foreclosure, deed in lieu of foreclosure or other legal action in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. We refer to such actions as a “foreclosure” and to such properties as “foreclosed properties.” We account for foreclosed properties received in settlement of loans receivable in accordance with ASC 310, Receivables. Foreclosed real estate received in full or partial satisfaction of a loan and any debt assumed upon foreclosure is recorded at fair value at the time of foreclosure. If the amortized cost basis in the loan exceeds the fair value of the collateral received, the difference is recorded as an allowance on loans receivable and investments in the Consolidated Statements of Income. Conversely, if the fair value of the collateral received is higher than the amortized cost basis in the loan, the difference, less the fair value of any debt assumed, less the principal amount of the loan receivable (after the reversal of previously recorded allowances), and net of working capital assumed and transaction costs, is recorded as a Gain on foreclosure of real estate in our Consolidated Statements of Income.

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

Stock-Based Compensation

We recognize share-based payments to employees and directors, including grants of restricted stock and restricted stock units (including service-based and performance-based awards), included in General, administrative and professional fees in our Consolidated Statements of Income generally on a straight-line basis over the requisite service period based on the grant date fair value of the award. Forfeitures of share-based awards are recognized as they occur.

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

Other Expense

Other expense includes the changes in fair value of certain derivative instruments, net expenses or recoveries related to significant disruptive events and other expenses or income.

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

Segment Reporting

As of December 31, 2025, we operated through three reportable segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease the properties in our NNN segment to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. See “Note 18 – Segment Information.”

Recent Accounting Standards

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our consolidated properties were located in 48 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2025, with properties in one state (California) accounting for more than 10% of our total revenues and NOI for each of the years ended December 31, 2025, 2024 and 2023.

The following table summarizes certain information about our credit risk concentration for our NNN and OM&R segments:

	For the Years Ended December 31,
	2025	2024	2023
Contribution as a Percentage of Total Revenues:
Brookdale (1)	2.6%	3.1%	3.3%
Ardent	2.6	3.1	3.3
Kindred	2.4	2.8	2.9
Contribution as a Percentage of Total NOI:
Brookdale (1)	6.2%	7.2%	7.7%
Ardent	6.4	7.3	7.6
Kindred	5.8	6.7	6.9
______________________________
(1)For all periods presented, includes 121 senior housing properties in our NNN segment leased to Brookdale, including 56 properties for which the lease expired on or before December 31, 2025 (the “Brookdale Conversion and Sale Communities”). In connection therewith, (i) 42 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment during 2025, with the revenues and NOI for those properties included in the above table through the date of conversion, (ii) 3 of the Brookdale Conversion and Sale Communities were converted to our SHOP segment on January 1, 2026, (iii) 2 of the Brookdale Conversion and Sale Communities were sold during 2025, with the revenues and NOI for those properties included in the above table through the date of sale and (iv) 9 of the Brookdale Conversion and Sale Communities were held for sale as of December 31, 2025. As a result of foregoing, Brookdale is not expected to constitute a significant percentage of our total revenues or total NOI in 2026 and thereafter.

All of our Brookdale and Kindred rent and substantially all of our Ardent rent are guaranteed by their respective corporate parents.

Lease Income

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes rental income from our NNN and OM&R operating leases (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Fixed income from operating leases	$1,239,098	$1,251,042	$1,241,075
Variable income from operating leases	257,569	245,898	245,326

Future Contractual Rents

The following table sets forth the minimum lease payments under the existing lease for all of our consolidated triple-net and outpatient medical and research building leases as of December 31, 2025 (excluding properties classified as held for sale as of December 31, 2025, dollars in thousands):

	Ardent	Kindred	Other	Total
2026	$155,868	$134,460	$812,119	$1,102,447
2027	154,720	134,460	744,314	1,033,494
2028	154,720	116,245	642,566	913,531
2029	154,720	107,137	554,340	816,197
2030	154,720	47,962	474,358	677,040
Thereafter	704,638	68,902	1,750,382	2,523,922
Total	$1,479,386	$609,166	$4,978,079	$7,066,631

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2026 Acquisitions

In January and February 2026 we acquired 26 senior housing communities reported within our SHOP segment for $842.2 million.

2025 Acquisitions

During the year ended December 31, 2025, we acquired 52 senior housing communities reported within our SHOP segment for an aggregate purchase price of $2.3 billion.

2024 Acquisitions

During the year ended December 31, 2024, we acquired 50 senior housing communities reported within our SHOP segment and five long-term acute care facilities (“LTACs”) reported within our NNN segment for an aggregate purchase price of $1.9 billion.

NOTE 5 – DISPOSITIONS, ASSETS HELD FOR SALE AND IMPAIRMENTS

2025 Activity

During the year ended December 31, 2025, we sold three senior housing communities in our SHOP segment, six properties in our OM&R segment and 14 properties in our NNN segment for aggregate consideration of $223.2 million and recognized $17.8 million in Gain on real estate dispositions in our Consolidated Statements of Income.

In June 2025, an existing tenant exercised a legally binding and non-cancellable option to purchase 12 OM&R properties in June 2026. This transaction was accounted for as a lease modification resulting in a sales-type lease receivable of $38.5 million and a $20.8 million gain on real estate disposition. Interest income from the sales-type lease receivable will be recognized over the remaining lease term. Subsequently, an amendment was executed to settle the lease receivable and terminate the lease in December 2025.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 Activity

During the year ended December 31, 2023, we sold seven communities in our SHOP segment, 10 properties in our OM&R segment, nine properties in our NNN segment and two land parcels for aggregate consideration of $399.5 million and recognized $62.1 million in Gain on real estate dispositions in our Consolidated Statements of Income.

Assets Held for Sale

The table below summarizes our real estate assets and liabilities classified as held for sale reported on our Consolidated Balance Sheets (dollars in thousands):

	As of December 31, 2025			As of December 31, 2024
	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	6	$20,337	$2,786	2	$18,612	$2,158
OM&R (1)	—	468	130	—	13	568
NNN	10	22,188	1,116	—	—	—
Total	16	$42,993	$4,032	2	$18,625	$2,726
______________________________
(1) Balances relate to the unsettled working capital related to properties sold during the year.

Real Estate Impairments

For the year ended December 31, 2025, we recognized impairments of $96.2 million comprising of $35.2 million, $57.3 million and $3.7 million impairments in our SHOP, OM&R and NNN segments, respectively. For the year ended December 31, 2024, we recognized impairments of $86.0 million comprising of $43.8 million, $1.5 million and $40.7 million impairments in our SHOP, OM&R and NNN segments, respectively. For the year ended December 31, 2023, we recognized impairments of $226.6 million comprising of $190.5 million, $19.2 million and $16.9 million impairments in our SHOP, OM&R and NNN segments, respectively. The impairments are recorded primarily as a component of Depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the expected future cash flows of the impaired assets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS RECEIVABLE AND INVESTMENTS, NET

As of December 31, 2025 and 2024, we held $164.7 million and $173.0 million, respectively, of loans receivable and investments, net of allowance, which are comprised of secured loans receivable and investments, net and non-mortgage loans receivable, net and relate to senior housing and healthcare operators or properties. Secured loans receivable and investments, net generally consist of sales-type lease receivables and loans that are primarily collateralized by a mortgage, a leasehold mortgage or an assignment or pledge of equity interest in entities that primarily own real estate. Non-mortgage loans receivable, net, are generally corporate loans that are collateralized primarily by non-real estate related collateral or are unsecured.

The following is a summary of our loans receivable and investments, net (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of December 31, 2025:
Net real estate investments
Secured loans receivable and investments, net (1)	$143,913	$—	$143,913	$146,364
Other assets
Non-mortgage loans receivable, net	24,062	(3,235)	20,827	20,432
Total loans receivable and investments, net (2)	$167,975	$(3,235)	$164,740	$166,796
As of December 31, 2024:
Net real estate investments
Secured loans receivable and investments, net (1)	$144,872	$—	$144,872	$146,229
Other assets
Non-mortgage loans receivable, net	31,939	(3,810)	28,129	27,640
Total loans receivable and investments, net (2)	$176,811	$(3,810)	$173,001	$173,869
______________________________
(1)Includes $0.8 million and $1.4 million of sales-type lease receivables as of December 31, 2025 and 2024, respectively.
(2)Loans receivable and investments, net have contractual maturities ranging from 2026 to 2041.

2024 Activity

In September 2024, we provided new secured debt financing of $109.0 million to the owner of a senior housing property, secured by the asset and with additional credit support. The loan provides us with a right of first offer to purchase the asset on certain terms and conditions. The loan had a 3-year term and bore interest at a variable rate based on one-month SOFR, subject to a floor of 4.50%, plus a spread of 5.75%, which increased to 6.00% commencing October 1, 2025.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. Our investments in unconsolidated entities include investments in both real estate entities and operating entities as described further below. We periodically evaluate our investments in unconsolidated entities for indicators of an other-than-temporary impairment. No significant impairments were recognized for our investments in unconsolidated entities during the years ended December 31, 2025, 2024 and 2023.

Investments in Unconsolidated Real Estate Entities

Below is a summary of our investments in unconsolidated real estate entities, including through VIM, as of December 31, 2025 and 2024, respectively (dollars in thousands):

	Ownership (1) as of December 31,		Carrying Amount as of December 31,
	2025	2024	2025	2024
Investments in unconsolidated real estate entities:
Ventas Fund	20.1%	20.0%	$288,469	$267,202
Pension Fund Joint Venture	25.0%	25.0%	6,200	11,939
Research & Innovation Development Joint Venture	53.0%	53.0%	282,512	309,499
Ventas Investment Management platform			577,181	588,640
Atrium Health & Wake Forest Joint Venture	51.0%	48.5%	39,809	36,881
All other (2)	34.0%-37.5%	34.0%-37.5%	581	601
Total Investments in unconsolidated real estate entities			$617,571	$626,122
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

During the year ended December 31, 2025, the Ventas Fund, an equity method investee, acquired three senior housing communities and two outpatient medical buildings for an aggregate purchase price of $279.5 million.

During the year ended December 31, 2025, the Pension Fund Joint Venture, an equity method investee, sold five senior housing communities for aggregate consideration of $302.5 million.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $15.7 million, $15.5 million and $14.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Such amounts, along with any promote revenue, are included in Third-party capital management revenues in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Atria and Ardent, which are included within Other assets on our Consolidated Balance Sheets.

As of December 31, 2025, we held a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of December 31, 2025, we held an approximately 6.6% ownership interest in Ardent. One of our executive officers is currently a member of the Ardent Board of Directors. We have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent. Following Ardent’s initial public offering, which was consummated in July 2024, our equity stake in Ardent decreased from the issuance of primary shares from 7.5% to approximately 6.7%, which resulted in a gain of $8.7 million for the year ended December 31, 2024, which is included in Income from unconsolidated entities in our Consolidated Statements of Income.

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

	As of December 31,
	2025	2024
Total assets	$9,991,116	$9,813,724
Total liabilities	6,228,827	6,168,639
Total noncontrolling interests	505,869	582,678
Total equity, net of noncontrolling interests	3,256,420	3,062,405

	For the Years Ended December 31,
	2025	2024	2023
Total revenues	$7,410,454	$7,121,808	$6,526,010
Total pre-tax income	181,408	313,313	43,100
Net income (loss) attributable to common stockholders	154,013	196,984	(44,313)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of December 31, 2025		As of December 31, 2024
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$120,178	4.0	$124,515	4.3
In-place lease and other real estate intangibles (2)	1,560,389	7.0	1,434,236	8.4
Acquired lease intangibles	1,680,567		1,558,751
Goodwill	1,046,072	n/a	1,044,915	n/a
Other intangibles (2)	41,261	48.0	41,190	24.4
Accumulated amortization	(1,374,077)	n/a	(1,286,374)	n/a
Net intangible assets	$1,393,823	8.1	$1,358,482	8.8
Intangible liabilities:
Below-market lease intangibles (1)	$246,153	13.1	$269,572	7.0
Other lease intangibles	13,498	n/a	13,498	n/a
Accumulated amortization	(198,762)	n/a	(211,441)	n/a
Purchase option intangibles	3,568	n/a	3,568	n/a
Net intangible liabilities	$64,457	13.1	$75,197	7.0
______________________________
(1) Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our Consolidated Statements of Income.
(2) Amortization of intangibles is recorded in Depreciation and amortization in our Consolidated Statements of Income.
n/a—not applicable

During the year ended December 31, 2025, we acquired $209.5 million of intangible assets as part of our real estate acquisitions, consisting primarily of in-place lease intangibles, with a weighted average amortization period of 3.5 years at acquisition date. During the year ended December 31, 2024, we acquired $159.8 million of intangible assets as part of our real estate acquisitions, consisting primarily of in-place lease intangibles, with a weighted average amortization period of 6.3 years at acquisition date.

Other intangibles (including non-compete agreements, trade names and trademarks) are included in Other assets on our Consolidated Balance Sheets. Net intangible liabilities are included in Accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023, our net amortization related to these intangible assets and liabilities was $48.9 million, $80.8 million and $111.2 million, respectively.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the estimated net amortization related to these intangible assets and liabilities for each of the next five years (dollars in thousands):

Estimated Net Amortization
2026	$140,500
2027	46,500
2028	21,000
2029	10,500
2030	9,100

The table below reflects the carrying amount of goodwill, by segment, as of December 31, 2025 (dollars in thousands):

Goodwill
OM&R	$466,967
NNN	319,569
SHOP	259,536
Total goodwill	$1,046,072

There were no significant changes in the allocation of goodwill or any impairments during the years ended December 31, 2025, 2024 and 2023.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER ASSETS

The following is a summary of our Other assets (dollars in thousands):

	As of December 31,
	2025	2024
Straight-line rent receivables	$250,833	$202,675
Deferred lease costs, net	163,481	145,973
Accounts receivable, net (1)	99,872	108,138
Investment in unconsolidated operating entities	100,614	95,623
Prepaid assets	81,389	71,786
Non-mortgage loans receivable, net	20,827	28,129
Other intangibles, net	10,681	11,513
Other (2)	97,832	128,826
Total Other assets	$825,529	$792,663
______________________________
(1)     Allowance for doubtful accounts as of December 31, 2025 and 2024 were $71.5 million and $70.3 million, respectively.
(2) The balance as of December 31, 2025 included, among other items, stock warrants exercisable at any time prior to September 13, 2034 for 9.9% of the common equity of a parent company of Kindred Healthcare, LLC (together with its subsidiaries, “Kindred”) at the pre-transaction value of such common equity (the “Scion Warrants”). The balance as of December 31, 2024 included, among other items, the Scion Warrants as well as stock warrants exercisable at any time prior to December 31, 2025, in whole or in part, for 11.1 million shares of Brookdale Senior Living, Inc. common stock (“Brookdale Common Stock”) at an exercise price of $3.00 per share (the “Brookdale Warrants”).

During the year ended December 31, 2025, we exercised all remaining 11.1 million Brookdale Warrants on a cashless basis (net of the $3.00 exercise price), resulting in Ventas receiving 5.7 million net shares of Brookdale Common Stock, which we sold for net cash proceeds of approximately $35.6 million (recorded within operating cash flows in our Consolidated Statements of Cash Flows).

The Brookdale Warrants and the Scion Warrants were measured at fair value with changes in fair value being recognized within Other expense (income) in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our Senior notes payable and other debt (dollars in thousands):

	As of December 31,
	2025	2024
Unsecured revolving credit facility (1)(2)	$—	$6,397
Commercial paper notes	—	—
2.65% Senior Notes due 2025	—	450,000
3.50% Senior Notes due 2025	—	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.75% Exchangeable Senior Notes due 2026	862,500	862,500
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due February 2027	200,000	200,000
Unsecured term loan due June 2027	500,000	500,000
2.45% Senior Notes, Series G due 2027 (2)	346,109	330,320
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	437,190	417,246
4.40% Senior Notes due 2029	750,000	750,000
5.10% Senior Notes, Series J due 2029 (2)	473,623	452,017
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	218,595	208,623
5.10% Senior Notes due 2032	500,000	—
5.625% Senior Notes due 2034	500,000	500,000
5.00% Senior Notes due 2035	550,000	550,000
5.00% Senior Notes due 2036	500,000	—
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	21,413
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,641,797	3,167,886
Total	13,103,627	13,618,802
Deferred financing costs, net	(81,529)	(92,365)
Unamortized fair value adjustment	6,422	11,587
Unamortized discounts	(17,504)	(15,473)
Senior notes payable and other debt	$13,011,016	$13,522,551
______________________________
(1)As of December 31, 2025, we had no Canadian Dollar or British Pound borrowings outstanding. As of December 31, 2024, we had Canadian Dollar and British Pound borrowings of C$2.0 million ($1.4 million) and £4.0 million ($5.0 million) outstanding, respectively.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of December 31, 2025, we had a $3.50 billion unsecured revolving credit facility priced at the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (“SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional periods of six months each. The unsecured revolving credit facility included an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $4.50 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

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

As of December 31, 2025, our $3.50 billion unsecured revolving credit facility had no borrowings outstanding and $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of December 31, 2025, we had no borrowings outstanding under our commercial paper program.

As of December 31, 2025, Ventas Realty had a $500.0 million unsecured term loan priced at 0.10% plus SOFR (“Adjusted SOFR”) plus 0.85%, which was subject to adjustment based on Ventas Realty’s debt ratings. This term loan was fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It was scheduled to mature in June 2027 and included an accordion feature that permitted Ventas Realty to increase the aggregate borrowings thereunder to up to $1.25 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase. This unsecured term loan was refinanced in January 2026 as discussed below.

As of December 31, 2025, Ventas Realty had a $200.0 million unsecured term loan priced at Adjusted SOFR plus 0.85%, which was subject to adjustment based on Ventas Realty’s debt ratings. This term loan was fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It was scheduled to mature in February 2027 and included an accordion feature that permitted Ventas Realty to increase the aggregate borrowings thereunder to up to $500.0 million, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase. This unsecured term loan was repaid in January 2026 as discussed below.

In January 2026, Ventas Realty amended the terms of its $500.0 million unsecured term loan due June 2027 to, among other things, extend the maturity to January 2031, increase the principal amount to $700.0 million and, within the same agreement, establish a new unsecured delay draw term loan in the principal amount of $550 million. The amended term loan included an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.75 billion, subject to the satisfaction of certain

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conditions, including the receipt of additional commitments for such increase. The proceeds from the increase in the principal amount of the term loan were used to repay in full Ventas Realty’s $200.0 million unsecured term loan due February 2027. As of January 2026, the delayed draw term loan remains undrawn.

As of December 31, 2025, we had a $100.0 million uncommitted line for standby letters of credit, which had an outstanding balance of $18.6 million. The agreement governing the line contains certain customary covenants and other terms and conditions. Under its terms, we are required to pay a fixed rate commission on each outstanding letter of credit.

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

As of both December 31, 2025 and 2024, we had $862.5 million aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62% inclusive of the impact of the amortization of issuance costs. For the years ended December 31, 2025; 2024 and 2023, we recognized $32.3 million, $32.3 million and $17.8 million, respectively, of contractual interest expense and amortization of issuance costs of $7.2 million, $6.8 million and $3.6 million, respectively, related to the Exchangeable Notes. Unamortized deferred financing costs of $3.1 million and $10.3 million as of December 31, 2025 and 2024 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets.

The Exchangeable Notes are currently exchangeable at an exchange rate of 18.2778 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $54.71 per share of common stock). The exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver (or cause to be delivered), as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Ventas Realty’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Prior to the close of business on the business day immediately preceding March 1, 2026, the Exchangeable Notes are exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture governing the Exchangeable Notes. On or after March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes are exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

We have evaluated and concluded that the exchange options embedded in the Exchangeable Notes are eligible for the entity’s own equity scope exception from ASC 815 and therefore do not need to be bifurcated. Accordingly, we record the Exchangeable Notes as liabilities (included in Senior notes payable and other debt on our Consolidated Balance Sheets).

Senior Notes

As of December 31, 2025, we had outstanding $8.2 billion aggregate principal amount of senior notes issued by Ventas Realty, approximately $73.8 million aggregate principal amount of senior notes issued by

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$2.0 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited (“Ventas Canada”). All of the senior notes issued by Ventas Realty and Ventas Canada are unconditionally guaranteed by Ventas, Inc.

In January 2026, we repaid $500.0 million aggregate principal amount of 4.13% Senior Notes due 2026 at maturity.

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

Ventas Canada’s senior notes are part of our and Ventas Canada’s general unsecured obligations, ranking equal in right of payment with all of Ventas Canada’s existing and future senior indebtedness. However, Ventas Canada’s senior notes are effectively subordinated to our and Ventas Canada’s secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. Ventas Canada’s senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries (other than Ventas Canada).

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
In June and December 2025, Ventas Realty issued $500.0 million and $500.0 million of aggregate principal amount of 5.10% Senior Notes due 2032 and 5.00% Senior Notes due 2036, respectively. The proceeds of both offerings were primarily used for general corporate purposes, which included repayment of other indebtedness and expenses related to the offering.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgages

At December 31, 2025, we had 106 mortgage loans outstanding in the aggregate principal amount of $2.6 billion, which are secured by 102 of our properties. Of these loans, 95 loans in the aggregate principal amount of $2.2 billion bear interest at fixed rates ranging from 2.24% to 7.13% per annum, and 11 loans in the aggregate principal amount of $438.9 million bear interest at variable rates ranging from 2.45% to 7.12% per annum as of December 31, 2025. At December 31, 2025, the weighted average annual rate on our fixed rate mortgage loans was 4.4%, and the weighted average annual rate on our variable rate mortgage loans was 4.9%. Our mortgage loans had a weighted average maturity of 4.1 years as of December 31, 2025.

During the year ended December 31, 2025, we repaid in full mortgage loans in the aggregate principal amount of $596.9 million.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of December 31, 2025, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes	Scheduled Periodic Amortization	Total Maturities
2026	$2,127,508	$—	$46,156	$2,173,664
2027	1,584,927	—	46,659	1,631,586
2028	1,524,342	—	39,405	1,563,747
2029	1,661,224	—	32,941	1,694,165
2030	1,385,892	—	21,886	1,407,778
Thereafter	4,551,602	—	81,085	4,632,687
Total maturities	$12,835,495	$—	$268,132	$13,103,627

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

As of December 31, 2025, we were in compliance with all of these covenants.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, our variable rate debt obligations of $1.1 billion reflect, in part, the effect of $75.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

As of December 31, 2025, our fixed rate debt obligations of $12.0 billion reflect, in part, the effect of $125.5 million and C$595.5 million ($433.9 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2025 Activity

During the year ended December 31, 2025, approximately $2.4 million of realized gain primarily relating to our interest rate swaps was reclassified to Interest expense in our Consolidated Statements of Income. Approximately $1.6 million of unrealized losses, which are included in Accumulated other comprehensive income as of December 31, 2025, are expected to be reclassified into earnings within the next 12 months.

2024 Activity

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$741,067	$741,067	$897,850	$897,850
Escrow deposits and restricted cash (1)	45,070	45,070	59,383	59,383
Secured loans receivable and investments, net (3)(4)	143,913	146,364	144,872	146,229
Non-mortgage loans receivable, net (3)(4)(5)	20,827	20,432	28,129	27,640
Derivative instruments (3)(4)(5)	12,390	12,390	53,100	53,100
Liabilities:
Senior notes payable and other debt, gross (3)(4)	$13,103,627	$13,429,007	$13,618,802	$13,411,066
Derivative instruments (3)(6)	5,267	5,267	5,887	5,887
Temporary Equity:
Redeemable OP Units (2)	$260,672	$260,672	$200,420	$200,420
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

Items Measured at Fair Value on a Recurring Basis

Our derivative instrument assets as of December 31, 2025 consist primarily of interest rate swaps and the Scion Warrants. The fair value of our interest rate swaps is based on Level 2 inputs. The Scion Warrants represent a financial interest in a private entity whose fair value is based on Level 3 inputs that reflect significant assumptions including underlying enterprise value, market volatility, duration, dividend rate and risk-free rate. Changes in one or more of these inputs could significantly impact the fair value determination.

Substantially all of our derivative instrument liabilities as of December 31, 2025 consist of interest rate swaps. Their fair value is based on Level 2 inputs.

Other Items Measured at Fair Value on a Nonrecurring Basis

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under the Plans as of December 31, 2025 were as follows:

•2022 Incentive Plan—11.4 million shares, plus any shares of common stock subject to awards granted under the 2012 Plan as of October 1, 2022, that expire, or for any reason are forfeited, cancelled or terminated either without such shares being issued or with such shares being forfeited (such shares the “2012 Plan Shares”) were reserved initially for grants or issuance to employees and non-employee directors, and 10.0 million shares were available for future issuance as of December 31, 2025.

•Non-Employee Directors’ Cash Compensation Deferral Plan—0.6 million shares were reserved initially for issuance to participating non-employee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 0.3 million shares were available for future issuance as of December 31, 2025.

In addition, we have two plans under which outstanding options to purchase common stock, shares of restricted stock or restricted stock units have been granted to our officers, employees and non-employee

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directors (the 2006 Stock Plan for Directors and the 2012 Incentive Plan). New grants are not permitted under either of these plans.

Outstanding options, all of which were issued under the 2012 Plan, are exercisable at the market price on the date of grant, expire ten years from the date of grant, and are fully vested.

Stock Options

The following is a summary of stock option activity in 2025:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2024	2,631	$63.89
Options exercised	(1,750)	63.35		$14,043
Options expired	(398)	65.94
Outstanding as of December 31, 2025	483	64.17	0.9	$6,380
Exercisable as of December 31, 2025	483	64.17	0.9	$6,380

Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis over the requisite service periods, with charges primarily recorded in General, administrative and professional fees in our Consolidated Statements of Income. As of December 31, 2025, 2024 and 2023, there was no unrecognized compensation expense relating to stock options.

Aggregate proceeds received from options exercised under the Plans for the years ended December 31, 2025, 2024 and 2023 were $110.9 million, $26.1 million and $1.7 million, respectively. The total intrinsic value at exercise of options exercised during the year ended December 31, 2025 was $14.0 million. The total intrinsic value at exercise of options exercised during the year ended December 31, 2024 was $1.2 million. The total intrinsic value at exercise of options exercised during the year ended December 31, 2023 was immaterial. There was no deferred income tax benefit for stock options exercised.

Restricted Stock and Restricted Stock Units

We recognize the fair value of shares of restricted stock and restricted stock units (including service-based and performance-based awards) on the grant date of the award as stock-based compensation expense over the requisite service period, with charges primarily to General, administrative and professional fees of $38.7 million, $30.9 million and $30.4 million in 2025, 2024 and 2023, respectively, in our Consolidated Statements of Income. Service-based restricted stock and restricted stock unit awards granted to employees generally vest over a three-year period, while service-based restricted stock unit awards granted to non-employee directors typically vest approximately one year from the date of grant. Performance-based stock units granted to our executive officers, which include market and performance components, may be earned and vest, if at all, at the end of the three-year performance period based on the achievement of such components. If provided in the applicable Plan or award agreement, the vesting of awards may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events. In addition to customary change in control vesting provisions, awards generally vest on retirement provided certain conditions are met. Employees are typically not retirement eligible until age 65, or in the case of executive officers, until their age plus years of service equals 75, with a minimum age of 62; the retirement age for non-employee directors is 75.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair market value of service-based restricted stock units is determined based on the closing market price of the Company’s shares on the grant date and is expensed over the period of three to four years. In calculating the grant date fair value of performance-based stock units, we use a Monte Carlo simulation to calculate the grant date fair value of the total shareholder return (“TSR”)-driven components and the closing price on the date of grant, assuming performance at target—which was the probable outcome at the grant date—for other performance components. The Monte Carlo simulation “probability weights” potential outcomes of the relative TSR measures of each performance-based stock unit as of the grant date, based on, among other things, assumptions related to volatility, correlation and interest rates, which can fluctuate significantly year-over-year. The following assumptions were used in the Monte Carlo valuation for the TSR-driven components for performance-based stock units granted during the years ended December 31, 2025, 2024 and 2023, respectively: (i) expected term of three years for each of the years (equal to the remaining performance period at the grant date), (ii) historical volatility of 42.2%, 42.0%, and 41.3% and, (iii) risk-free rate of 4.29%, 4.09%, and 3.84%. The total grant date fair value of service-based restricted stock units and performance-based stock units granted during the years ended December 31, 2025, 2024 and 2023 was $49.2 million, $35.6 million, and $30.1 million, respectively.

The following is a summary of the status of our non-vested restricted stock and restricted stock units (including service-based and performance-based awards) as of December 31, 2025, and changes during the year ended December 31, 2025:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value	Restricted Stock Units (000’s)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	51	$49.88	1,301	$52.39
Granted	—	—	796	62.28
Vested	(51)	49.88	(649)	54.87
Forfeited	—	—	(61)	51.67
Non-vested at December 31, 2025	—	—	1,387	56.90

As of December 31, 2025, we had $22.7 million of unrecognized compensation cost related to non-vested restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 1.69 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $38.8 million, $32.7 million and $25.0 million, respectively.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-qualified portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director taxable portion of the plan). We initially reserved 3.0 million shares for issuance under the ESPP. As of December 31, 2025, 0.2 million shares had been purchased under the ESPP and 2.8 million shares were available for future issuance.

Employee Benefit Plan

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2025, we made contributions for each qualifying employee of up to 4.0% of his or her salary, subject to certain limitations. During 2025, 2024 and 2023, our aggregate contributions were approximately $2.4 million, $2.1 million and $2.0 million, respectively.

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

Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. Our tax treatment of distributions per common share was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Tax treatment of distributions:
Ordinary income	$—	$—	$—
Qualified ordinary income	0.11407	—	0.04468
199A qualified business income	1.69367	1.09580	1.49465
Long-term capital gain	—	—	0.09136
Non-dividend distribution	0.08226	0.70420	0.16931
Distribution reported for 1099-DIV purposes	1.89000	1.80000	1.80000
Add: Dividend declared in current year and taxable in following year	0.48000	0.45000	0.45000
Less: Dividend declared in prior year and taxable in current year	(0.45000)	(0.45000)	(0.45000)
Distribution declared per common share outstanding	$1.92000	$1.80000	$1.80000

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2025, 2024 and 2023. Our consolidated benefit for income taxes was as follows (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current - Federal	$366	$324	$534
Current - State	6,993	2,630	2,564
Deferred - Federal	(39,355)	(30,436)	(6,135)
Deferred - State	(397)	28	230
Current - Foreign	2,658	2,646	2,587
Deferred - Foreign	15,585	(12,967)	(9,319)
Total	$(14,150)	$(37,775)	$(9,539)

The 2025 income tax benefit is primarily due to losses in certain of our TRS entities and a $15.0 million net change in valuation allowances. The 2024 income tax benefit is primarily due to losses in certain of our TRS entities and a $28.6 million change in valuation allowance due to purchase accounting activities. The 2023

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income tax benefit is primarily due to losses in certain of our TRS entities and a $3.2 million benefit from internal restructurings of U.S. TRS entities.

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the year ended December 31, 2025, their income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

For the year ended December 31, 2025, we have elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (dollars in thousands):

	For the Year Ended December 31,
	2025
	$	%
Income from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$204,321

US Federal Income Tax	42,907	21.0

Nontaxable and nondeductible items
Nontaxable REIT Income	(58,407)	(28.6)
Prior year reconciliation	(3,550)	(1.7)
Other	(1,094)	(0.5)

Change in valuation allowance	(15,700)	(7.7)

Domestic state and local income taxes, net of federal effect	438	0.2

Foreign tax effects
Canada
Statutory income tax rate differential	1,325	0.6
Provincial income taxes	6,565	3.2
Change in valuation allowance	12,693	6.2
Other	(561)	(0.3)

United Kingdom
Statutory income tax rate differential	(566)	(0.3)
Non-deductible depreciation, interest and other	1,658	0.8
Other	142	0.1
Income tax benefit	$(14,150)	(7.0)%

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU No. 2023-09 (dollars in thousands):

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2024	2023
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$(1,679)	$(24,272)
State income taxes, net of federal benefit	2,641	(839)
Change in valuation allowance	(10,593)	20,330
Tax at statutory rate on earnings not subject to federal income taxes	(18,773)	(7,809)
Foreign rate differential and foreign taxes	1,813	43
Change in tax status of TRS	—	9,171
Other differences	(11,184)	(6,163)
Income tax benefit	$(37,775)	$(9,539)
The majority (greater than 50%) of the effect of the state and local income tax category was attributable to Texas, California, and Illinois.

The amounts of cash taxes paid by Ventas Inc, are as follows (dollars in thousands):

	For the Years Ended December 31,
	2025	2024
US Federal	$250	$(49)
US State and Local
Texas	1,750	1,560
California	850	—
Illinois	650	—
Oregon	384	435
Philadelphia, PA	—	700
Other	1,441	393
	5,075	3,088
Foreign
United Kingdom	1,985	—
Other	4	1
	1,989	1
Total income taxes paid, net of amounts refunded	$7,314	$3,040

Each TRS is a tax-paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities are summarized as follows (dollars in thousands):

	As of December 31,
	2025	2024	2023
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(65,936)	$(73,214)	$(26,071)
Operating loss and interest deduction carryforwards	219,489	236,424	233,847
Expense accruals and other	66,769	56,546	26,700
Valuation allowance	(240,935)	(225,975)	(257,222)
Net deferred tax liabilities	$(20,613)	$(6,219)	$(22,746)

Our net deferred tax liability increased $14.4 million during 2025 primarily due to the utilization of NOLs by our TRS entities. Our net deferred tax liability decreased $16.5 million during 2024 primarily due to the

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impact of operating losses at certain TRS entities and an increase in deferred tax assets of $18.0 million due to tax law changes in Canada regarding the deductibility of interest and financing expenses. Our net deferred tax liability decreased $1.7 million during 2023 primarily due to the impact of operating losses at certain TRS entities and the reversal of $3.2 million of net deferred tax liabilities from an internal restructuring of TRS entities, partially offset by an increase of $12.4 million in connection with our equitization of the Santerre Mezzanine Loan on May 1, 2023.

Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to certain TRSs. The amounts related to NOLs at the TRS entities for 2025, 2024 and 2023 are $162.5 million, $180.8 million and $179.0 million, respectively.

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

At December 31, 2025, 2024 and 2023, the REIT had NOL carryforwards of $1.0 billion, $1.0 billion and $1.1 billion, respectively. Additionally, the REIT has $10.8 million of federal income tax credits that were carried over from acquisitions at December 31, 2025, 2024 and 2023. These amounts can be used to offset future taxable income (or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Certain NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The remaining REIT carryforwards began to expire in 2023.

For the years ended December 31, 2025 and 2024, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $1.4 billion and $1.8 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2022, and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2021 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2021 and subsequent years. We are subject to audit in the United Kingdom generally for the periods ended in and subsequent to 2024.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in thousands):

	2025	2024
Balance as of January 1	$3,963	$5,205
Additions to tax positions related to prior years	115	—
Subtractions to tax positions related to prior years	—	(1,242)
Balance as of December 31	$4,078	$3,963

If recognized, these unrecognized tax benefits of $4.1 million and $4.0 million at December 31, 2025 and 2024, respectively, would reduce our annual effective tax rate. We accrued no interest or penalties related

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the unrecognized tax benefits during 2025. We do not expect our unrecognized tax benefits to increase or decrease materially in 2026.

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

As of December 31, 2025 and 2024, no triggering events relating to our guarantees, indemnities or similar contingent obligations have occurred. Accordingly, no contingent liability is recorded in our Consolidated Balance Sheets.

Operating Leases

We lease land, equipment and corporate office space. At inception, we establish an operating lease asset and operating lease liability represented as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we use a discount rate that approximates our incremental borrowing rate

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available at lease commencement to determine the present value of lease payments. The incremental borrowing rates were adjusted for the length of the individual lease term. The weighted average discount rate and remaining lease term of our leases are 7.41% and 32.7 years, respectively. Operating lease assets and liabilities are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance. Many of our leases include renewal options to extend the term for one year or more. Renewal options that we are not reasonably certain to exercise are excluded from the operating lease assets and liabilities.

Our lease expense primarily consists of ground leases, which is included in Interest expense in our Consolidated Statements of Income. For the years ended December 31, 2025, 2024 and 2023, we recognized $32.2 million, $33.7 million and $37.0 million of expense relating to our leases, respectively. For the years ended December 31, 2025, 2024 and 2023, cash paid for leases was $23.9 million, $24.8 million and $29.8 million, respectively, as reported within operating cash outflows in our Consolidated Statements of Cash Flows.

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2025 (dollars in thousands):

2026	$21,900
2027	21,339
2028	20,078
2029	19,174
2030	16,398
Thereafter	575,936
Total undiscounted minimum lease payments	674,825
Less: imputed interest	(466,223)
Operating lease liabilities	$208,602

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2025	2024	2023
Numerator for basic and diluted earnings per share:
Net income (loss)	$261,518	$88,351	$(30,297)
Net income attributable to noncontrolling interests	10,137	7,198	10,676
Net income (loss) attributable to common stockholders	$251,381	$81,153	$(40,973)
Denominator:
Denominator for basic earnings per share—weighted average shares	455,082	411,770	401,809
Effect of dilutive securities:
Restricted stock awards	607	397	389
OP unitholder interests	3,382	3,422	3,472
Exchangeable Notes	2,998	744	—
Equity forward sales agreements	546	33	—
Denominator for diluted earnings per share—adjusted weighted average shares	462,615	416,366	405,670
Basic earnings per share:
Net income (loss)	$0.57	$0.21	$(0.08)
Net income (loss) attributable to common stockholders	0.55	0.20	(0.10)
Diluted earnings per share:
Net income (loss)	$0.57	$0.21	$(0.08)
Net income (loss) attributable to common stockholders	0.54	0.19	(0.10)

There were 0.2 million, 2.9 million and 3.5 million anti-dilutive options outstanding for the years ended December 31, 2025, 2024 and 2023, respectively.

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the years ended December 31, 2025 and 2024 are used as the basis for determining the dilutive effect on earnings per share. The Exchangeable Notes were not included in the computation of diluted earnings per share for the year ended December 31, 2023 as they were antidilutive.

Our unsettled equity forward sales agreements do not impact basic earnings per share. We apply the treasury stock method to our unsettled equity forward sales agreements to determine their dilutive effect, if any. See “Note 16 – Permanent and Temporary Equity.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – PERMANENT AND TEMPORARY EQUITY

Capital Stock

We have established an at-the-market offering program that provides for the sale, from time to time, of shares of our common stock, including through forward sales agreements, as described in more detail below (the "ATM Program"). In September 2024, we entered into an ATM Sales Agreement providing for the sale, from time to time, of up to $2.0 billion aggregate gross sales price of shares of our common stock under the ATM Program. In June 2025, we amended the ATM Sales Agreement such that the aggregate gross sales price of common stock available for issuance under the ATM Program immediately following the amendment was $2.25 billion. As of December 31, 2025, the remaining amount available under the ATM Program for future sales of common stock was $350.3 million.

During the year ended December 31, 2025, we entered into equity forward sales agreements under the ATM Program for 46.2 million shares of our common stock for gross proceeds of $3.2 billion, representing an average price of $69.51 per share. During the year ended December 31, 2025, we settled 35.7 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $2.3 billion.

As of December 31, 2025, we maintained unsettled equity forward sales agreements for 13.9 million shares of common stock, or approximately $1.1 billion in gross proceeds with varying maturities through July 2027.

During the year ended December 31, 2024, we issued 37.3 million shares of our common stock for gross proceeds of $2.2 billion, representing an average price of $58.38 per share. During the year ended December 31, 2023, we issued 2.3 million shares of our common stock for gross proceeds of $110.4 million, representing an average price of $47.89 per share.

In January 2026, we entered into equity forward sales agreements under the ATM Program for 1.5 million shares of common stock or approximately $111.7 million in gross proceeds which remain unsettled with maturity in July 2027. As of January 31, 2026, the remaining amount available under the ATM Program for future sales of common stock was $238.5 million.

Equity Forward Sales Agreements

From time to time, including under our ATM Program, we may enter into equity forward sales agreements. An equity forward sales agreement enables us to secure a share price on the sale of shares of our common stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. Equity forward sales agreements generally have a maturity of one to two years. At any time during the term of an equity forward sales agreement, we may settle that equity forward sales agreement by delivery of physical shares of our common stock to the forward purchaser or, at our election, subject to certain exceptions, we may settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding equity forward sales agreements will be the initial forward price, net of commissions, established on or shortly after the effective date of the relevant equity forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs in excess of a certain threshold specified in the equity forward sales agreement and certain fixed price reductions for expected dividends on our common stock during the term of the equity forward sales agreement. Our unsettled equity forward sales agreements are accounted for as equity instruments. Refer to “Note 15 - Earnings Per Share.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have the right to purchase the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we may defer payment of the purchase price for up to five years (and we are not obligated to pay interest on such deferred payment). If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of our Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale of the excess shares or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. As of December 31, 2025, there were no shares in the trust. Our Charter also provides that a transfer of shares of common or preferred stock that would otherwise result in ownership, under the applicable attribution rules of the Code, of shares in excess of the ownership limit, would cause our shares to be beneficially owned by fewer than 100 persons, or would result in our being “closely held” (within the meaning of Section 856(h) of the Code), will be void ab initio and the purported transferee will acquire no rights in such shares.

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter under certain circumstances.

Accumulated Other Comprehensive Loss

The following is a summary of our Accumulated other comprehensive loss (dollars in thousands):

	As of December 31,
	2025	2024
Foreign currency translation loss	$(33,081)	$(34,341)
Unrealized loss on available for sale securities	(1,298)	(2,118)
Unrealized (loss) gain on derivative instruments	(5,472)	2,933
Total Accumulated other comprehensive loss	$(39,851)	$(33,526)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redeemable OP Unitholder and Noncontrolling Interests

The following is a roll-forward of our Redeemable OP unitholder and noncontrolling interests (dollars in thousands):

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
Balance as of December 31, 2024	$200,420	$109,809	$310,229
Change in fair value	66,975	4,673	71,648
Distributions and other	(6,412)	—	(6,412)
Redemptions	(311)	—	(311)
Balance as of December 31, 2025	$260,672	$114,482	$375,154

NOTE 17 – RELATED PARTY TRANSACTIONS

Atria

We hold a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

Atria provides comprehensive property management and accounting services with respect to our senior housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements. For the years ended December 31, 2025, 2024 and 2023, we incurred fees to Atria of $65.3 million, $62.9 million and $63.4 million, respectively, which are recorded within property-level operating expenses in our Consolidated Statements of Income. For the year ended December 31, 2025, 2024 and 2023, we incurred fees to Atria of zero, $0.1 million and $1.5 million, respectively, primarily in connection with the transition of senior housing communities operated by Atria, which are recorded within Transaction, transition and restructuring costs in our Consolidated Statements of Income.

Ardent

As of December 31, 2025, we held an approximately 6.6% ownership interest in Ardent. One of our executive officers is currently a member of the Ardent Board of Directors. We have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent. Following Ardent’s initial public offering, which was consummated in July 2024, our equity stake in Ardent decreased from the issuance of primary shares from 7.5% to approximately 6.7%, which resulted in a gain of $8.7 million for the year ended December 31, 2024, which is included in Income from unconsolidated entities in our Consolidated Statements of Income.

As of December 31, 2025, we leased 11 hospitals to Ardent pursuant to a single, triple-net master lease agreement. For the years ended December 31, 2025, 2024 and 2023, we recognized rental income from Ardent of $140.6 million, $137.1 million and $133.7 million, respectively. As of December 31, 2025, we also leased 19 outpatient medical buildings to Ardent under separate leases included in our OM&R segment. For the years ended December 31, 2025, 2024 and 2023, we recognized rental income from Ardent of $13.5 million, $13.5 million and $13.4 million, respectively.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PMBRES

We hold a 50% ownership interest in PMB Real Estate Services LLC (“PMBRES”), which entitles us to customary rights and protections, including the right to appoint two members to the PMBRES Board of Directors.

PMBRES provides outpatient medical building management, leasing, marketing, facility development and advisory services to highly rated hospitals and other healthcare facilities throughout the United States, for which we pay management fees and leasing commissions pursuant to long-term management agreements. For the years ended December 31, 2025, 2024 and 2023, we incurred fees to PMBRES of $7.3 million, $11.2 million and $10.9 million, respectively. Management fees are recorded within property-level operating expenses in our Consolidated Statements of Income. Leasing commissions are accounted for as initial direct costs and recorded within Other assets on our Consolidated Balance Sheets and amortized over the life of the related lease.

NOTE 18 – SEGMENT INFORMATION

As of December 31, 2025, we operated through three reportable segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease the properties in our NNN segment to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable. Total assets by reportable segment is not disclosed as the CODM does not review such information to evaluate business performance and allocate resources.

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

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property-specific revenues and expenses are not allocated to individual reportable segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary information by reportable segment is as follows (dollars in thousands):

	For the Year Ended December 31, 2025
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues:
Rental income	$—	$895,089	$601,578	$—	$1,496,667
Resident fees and services	4,276,163	—	—	—	4,276,163
Third-party capital management revenues	—	2,813	—	14,734	17,547
Income from loans and investments	—	—	—	22,593	22,593
Interest and other income	—	—	—	21,010	21,010
Total revenues	$4,276,163	$897,902	$601,578	$58,337	$5,833,980

Total revenues	$4,276,163	$897,902	$601,578	$58,337	$5,833,980
Less:
Interest and other income	—	—	—	21,010	21,010
Labor (1)	1,740,819	—	—	—	1,740,819
Management fees	224,473	—	—	—	224,473
Other segment expenses (2)	1,126,807	307,733	13,505	—	1,448,045
Property-level operating expenses	3,092,099	307,733	13,505	—	3,413,337
Third-party capital management expenses	—	—	—	6,579	6,579
NOI	$1,184,064	$590,169	$588,073	$30,748	2,393,054
Interest and other income					21,010
Interest expense					(612,246)
Depreciation and amortization					(1,379,140)
General, administrative and professional fees					(177,400)
Loss on extinguishment of debt, net					(172)
Transaction, transition and restructuring costs					(10,073)
Other expense					(30,712)
Income from unconsolidated entities					4,468
Gain on real estate dispositions					38,579
Income tax benefit					14,150
Net income					261,518
Net income attributable to noncontrolling interests					10,137
Net income attributable to common stockholders					$251,381
______________________________
(1)     Labor expense primarily includes salaries, benefits and related taxes.
(2)    Other segment expenses include:
•SHOP — food, utilities, real estate taxes, insurance, repairs and maintenance, marketing, supplies and other expenses.
•OM&R — utilities, real estate taxes, insurance, repairs and maintenance, cleaning, roads and grounds expense and other expenses.
•NNN — real estate taxes and insurance.
The CODM does not regularly receive significant expense details for the OM&R or the NNN segments and focused on monitoring revenues and NOI because a significant majority or all of the property-level operating expenses are recovered from the tenants.

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
•NNN — real estate taxes and insurance.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CODM does not regularly receive significant expense details for the OM&R or the NNN segments and focused on monitoring revenues and NOI because a significant majority or all of the property-level operating expenses are recovered from the tenants.

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
•NNN — real estate taxes and insurance.
The CODM does not regularly receive significant expense details for the OM&R or the NNN segments and focused on monitoring revenues and NOI because a significant majority or all of the property-level operating expenses are recovered from the tenants.

Capital expenditures, including investments in real estate property and development project expenditures, by reportable segment are as follows (dollars in thousands):

	For the Years Ended December 31,
Capital Expenditures:	2025	2024	2023
SHOP	$2,642,415	$2,061,741	$409,105
OM&R	269,580	273,615	231,855
NNN	16,074	194,447	8,511
Total capital expenditures	$2,928,069	$2,529,803	$649,471

Our portfolio of properties and loans and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows (dollars in thousands):

	As of December 31,
Net Real Estate Property:	2025	2024
United States	$21,138,000	$19,690,838
Canada	2,783,873	2,719,078
United Kingdom	205,060	190,629
Total net real estate property	$24,126,933	$22,600,545

	For the Years Ended December 31,
Revenues:	2025	2024	2023
United States	$5,209,830	$4,366,953	$4,004,173
Canada	552,924	526,575	464,772
United Kingdom	71,226	30,738	28,882
Total revenues	$5,833,980	$4,924,266	$4,497,827

VENTAS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$31,830,011	$30,165,798	$28,768,409
Additions during period:
Acquisitions	2,164,013	1,817,275	1,437,729
Capital expenditures	613,933	560,006	645,596
Deductions during period:
Foreign currency translation	181,083	(287,505)	90,105
Other (1)	(594,892)	(425,563)	(776,041)
Balance at end of period	$34,194,148	$31,830,011	$30,165,798

Accumulated depreciation:
Balance at beginning of period	$9,839,538	$9,016,173	$8,231,160
Additions during period:
Depreciation expense	1,102,196	1,015,531	937,767
Dispositions:
Sales and/or transfers to assets held for sale	(280,550)	(115,981)	(190,666)
Foreign currency translation	38,937	(76,185)	37,912
Balance at end of period	$10,700,121	$9,839,538	$9,016,173
______________________________
(1)Other may include sales, transfers to assets held for sale and impairments.

VENTAS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on which Depreciation In Income Statement is Computed
UNITED STATES PROPERTIES
Senior Housing
Atria Senior Living	165	$489,318	$509,942	$4,599,617	$827,971	$544,369	$5,393,161	$5,937,530	$2,214,975	$3,722,555	1860 - 2013	2007 - 2021	13 - 54 years
Sunrise Senior Living	85	14,987	209,877	2,328,854	304,152	224,926	2,617,958	2,842,883	1,276,536	1,566,347	1985 - 2009	2007 - 2021	17 - 35 years
Discovery Senior Living	78	—	168,370	1,584,393	134,766	171,766	1,715,762	1,887,528	574,133	1,313,395	1977 - 2020	2005 - 2024	14 - 47 years
Brookdale Senior Living	74	15,040	90,749	915,749	102,177	91,901	1,016,774	1,108,675	518,817	589,858	1980 - 2012	2004 - 2021	24 - 35 years
Sinceri Senior Living	57	—	91,133	811,503	92,546	92,396	902,786	995,182	358,239	636,943	1915 - 2017	2006 - 2024	35 - 35 years
Priority Life Care Properties	38	—	55,211	524,358	86,470	55,904	610,135	666,039	244,157	421,882	1986 - 2009	2005 - 2021	29 - 51 years
Grace Management	33	—	110,157	840,124	90,450	113,852	926,880	1,040,732	174,375	866,357	1985 - 2016	2004 - 2024	33 - 39 years
Koelsch Senior Communities	24	—	46,924	443,453	13,289	47,336	456,330	503,666	94,368	409,297	1972 - 2019	2011 - 2025	35 - 35 years
Sodalis Senior Living	17	—	21,311	200,533	29,070	21,567	229,346	250,914	112,632	138,282	1992 - 2001	2006 - 2015	35 - 35 years
Civitas Senior Living	15	—	47,603	577,709	—	47,603	577,709	625,312	14,981	610,331	1999 - 2023	2025 - 2025	35 - 35 years
Health Dimensions Group	15	—	7,218	49,324	9,996	8,292	58,246	66,538	22,548	43,990	1990 - 2019	2011 - 2019	35 - 35 years
Meridian Senior Living	14	—	19,090	104,237	8,882	19,091	113,118	132,209	34,127	98,082	1972 - 2012	2011 - 2023	35 - 35 years
American House	13	—	13,794	191,098	23,554	15,426	213,020	228,447	71,553	156,893	1998 - 2016	2006 - 2025	35 - 35 years
Sonida Senior Living	12	—	16,140	179,280	42,238	17,062	220,596	237,658	91,556	146,102	1979 - 2006	2005 - 2021	35 - 47 years
Avamere Family of Companies	11	—	20,407	113,192	13,817	20,654	126,763	147,416	55,621	91,796	1998 - 2014	2011 - 2015	35 - 35 years
Senior Lifestyle	10	—	50,875	487,273	46,214	53,162	531,200	584,362	92,642	491,720	1982 - 2002	2011 - 2023	33 - 35 years
Milestone Retirement Communities	10	—	15,710	171,345	24,744	15,823	195,976	211,799	63,110	148,688	1965 - 2011	2012 - 2014	35 - 35 years
Hawthorn Senior Living	10	—	35,668	220,099	22,967	35,948	242,786	278,734	45,530	233,205	1991 - 2008	2021 - 2021	27 - 50 years
Other Senior Housing Operators	90	90,459	245,881	2,244,070	64,407	246,055	2,308,302	2,554,357	315,061	2,239,297	1972 - 2022	2004 - 2025	11 - 35 years
Other Senior Housing	—	—	—	(21)	—	—	(21)	(21)	—	(21)
Total Senior Housing	771	609,804	1,776,060	16,586,190	1,937,710	1,843,133	18,456,827	20,299,960	6,374,961	13,924,999

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on which Depreciation In Income Statement is Computed
Outpatient Medical Buildings
Lillibridge	234	23,980	186,388	2,169,506	767,704	193,005	2,930,593	3,123,598	1,352,160	1,771,438	1960 - 2016	2004 - 2023	4 - 39 years
PMB RES	40	227,324	80,638	1,029,259	165,182	84,013	1,191,067	1,275,079	480,664	794,416	1968 - 2024	2011 - 2023	19 - 35 years
Ardent Health Services	19	—	5,638	214,808	633	5,638	215,441	221,079	26,522	194,557	1974 - 2011	2018 - 2022	35 - 35 years
Other Medical Buildings Operators	88	10,377	137,841	1,088,507	78,059	135,566	1,168,840	1,304,408	406,289	898,117	1954 - 2019	2004 - 2023	25 - 35 years
Other Medical Buildings	—	—	—	—	4,861	2,854	2,007	4,861	2,361	2,500
Total Outpatient Medical Buildings	381	261,681	410,505	4,502,080	1,016,439	421,076	5,507,948	5,929,025	2,267,996	3,661,028

Research
Wexford	26	334,265	69,376	1,403,038	317,521	76,087	1,713,848	1,789,935	431,963	1,357,972	1900 - 2025	2016 - 2022	15 - 60 years
Other Research Operators	2	—	1,194	76,515	2,676	1,193	79,191	80,385	14,670	65,715	2010 - 2016	2020 - 2020	35 - 35 years
Other Research		—	—	11,800	68,542	61,226	19,118	80,342	10,639	69,703
Total Research	28	334,265	70,570	1,491,353	388,739	138,506	1,812,157	1,950,662	457,272	1,493,390

IRFs & LTACs
Kindred Healthcare	31	—	83,308	328,393	333	82,305	329,728	412,033	198,852	213,181	1949 - 2008	1998 - 2024	20 - 40 years
Other IRFs & LTACs	13	—	17,554	195,036	1,088	17,556	196,122	213,678	62,195	151,483	1989 - 2013	2011 - 2023	35 - 36 years
Total IRFs & LTACs	44	—	100,862	523,429	1,421	99,861	525,850	625,711	261,047	364,664

Other Healthcare Facilities
Ardent Health Services	10	—	98,428	1,126,010	78,106	97,416	1,205,128	1,302,544	353,607	948,937	1928 - 2020	2018 - 2022	35 - 35 years

Skilled Nursing
Genesis Healthcare	12	—	11,350	164,745	(5,708)	11,350	159,037	170,387	86,632	83,755	1948 - 1995	2004 - 2011	30 - 35 years
Other Skilled Nursing Operators	14	—	12,862	48,700	1,406	13,043	49,925	62,968	19,091	43,877	1948 - 2000	1998 - 2023	29 - 40 years
Total Skilled Nursing	26	—	24,212	213,445	(4,302)	24,393	208,962	233,355	105,723	127,632

CANADIAN PROPERTIES
Senior Housing
Le Groupe Maurice	37	1,197,162	166,894	2,042,752	(26,675)	161,551	2,021,422	2,182,972	304,189	1,878,783	2000 - 2024	2019 - 2022	40 - 60 years
Atria Senior Living	29	270,897	75,553	845,363	(66,034)	67,142	787,740	854,882	311,461	543,421	1988 - 2008	2014 - 2014	35 - 35 years
Sunrise Senior Living	12	—	46,600	418,821	(62,082)	38,964	364,374	403,339	192,820	210,519	2001 - 2007	2007 - 2007	35 - 35 years

			Initial Cost to Company			Gross Amount Carried at Close of Period
Description	Count	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (1)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on which Depreciation In Income Statement is Computed
Other Senior Housing Operators	6	—	25,172	146,694	(4,551)	23,173	144,142	167,315	20,782	146,533	2006 - 2019	2021 - 2021	35 - 35 years
Total Senior Housing	84	1,468,059	314,219	3,453,630	(159,342)	290,830	3,317,678	3,608,508	829,252	2,779,256

UNITED KINGDOM PROPERTIES
Senior Housing
Care Concern Group	11	—	40,481	81,719	(6,310)	37,227	78,664	115,890	21,505	94,385	1910 - 2014	2015 - 2017	40 - 40 years

International Hospital
Spire Healthcare	3	—	11,903	136,628	(20,039)	10,296	118,196	128,492	28,758	99,734	1980 - 1986	2014 - 2014	50 - 50 years

TOTAL	1,358	$2,673,809	$2,847,240	$28,114,484	$3,232,422	$2,962,738	$31,231,410	$34,194,148	$10,700,121	$23,494,027
______________________________
(1)     Adjustments to basis included provisions for asset impairments, partial dispositions, costs capitalized subsequent to acquisitions and foreign currency translation adjustments.

VENTAS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2025
(Dollars in thousands)

Location	Interest Rate	Fixed / Variable	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage relating to two senior housing properties located in:
Texas	Lesser of 9.50% or Term SOFR plus 5.00%	Variable	2/16/2026	Interest only (2)	$—	$8,000	$8,000	$—
First mortgage relating to two senior housing properties located in:
Tennessee	Greater of 9.00% or Term SOFR plus 4.50%	Variable	4/23/2026	Interest only	—	3,150	3,138	—
First mortgage relating to two senior housing properties located in:
South Carolina	Greater of 9.00% or Term SOFR plus 4.50%	Variable	5/21/2026	Interest only	—	3,150	3,134	—
First mortgage relating to one senior housing property located in:
Washington	Greater of 10.25% or Term SOFR plus 5.75%	Variable	9/20/2027	Interest only (3)	—	109,000	108,345	—
First mortgage relating to one senior housing property located in:
Pennsylvania	Term SOFR plus 3.25%	Variable	11/4/2027	Interest and principal; $20.4M balloon due at maturity	—	20,467	20,467	—
Total					$—	$143,767	$143,084	$—
______________________________
(1)     For Federal income tax purposes, the aggregate cost of investments in mortgage loans on real estate is the carrying amount, as disclosed in the schedule.
(2)     This loan was previously scheduled to mature on June 15, 2025 and was extended to mature on February 16, 2026.
(3)     A prepayment premium consisting of accelerated interest charged on the prepaid amount is assessed, as of the date of the prepayment, at the greater of the contract rate and the term SOFR forward curve through September 30, 2026. An exit fee is assessed at 1% of the amount of principal prepaid.

Reconciliation of Mortgage Loans:

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$143,472	$26,087	$491,334
Additions:
New loans (1)	—	115,359	—
Construction draws	934	2,100	835
Total additions	934	117,459	835
Deductions:
Principal repayments	(1,730)	(74)	—
Conversions to real property	—	—	(486,082)
Allowance	—	—	20
Amortization of deferred financing costs	408
Total deductions	(1,322)	(74)	(486,062)
Effect of foreign currency translation	—	—	—
Ending Balance	$143,084	$143,472	$26,087
______________________________
(1)     New loans include $7.5 million received as non-cash consideration for properties sold in 2024.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2025, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2026.

ITEM 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2026.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2026.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2026.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2026.

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

EXHIBITS

Exhibit Number	Description of Document	Location of Document
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among Ventas, Inc., Cadence Merger Sub LLC and New Senior Investment Group Inc.	Incorporated by reference herein. Previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on June 28, 2021, File No. 001-10989.

3.1	Restated Certificate of Incorporation of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.3 to our Current Report on Form 8-K, filed on May 15, 2025, File No. 001-10989.

3.2	Sixth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on June 1, 2022, File No. 001-10989.

4.1	Specimen common stock certificate.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 12, 2016, File No. 001-10989.

4.2.1
Indenture, dated as of September 26, 2013, by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 14, 2017, File No. 001-10989.

4.2.2
Second Supplemental Indenture, dated as of September 26, 2013, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.700% Senior Notes due 2043.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013, File No. 001-10989.

4.2.3
Fifth Supplemental Indenture, dated as of January 14, 2015, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.2.4
Sixth Supplemental Indenture, dated as of January 14, 2015, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.3.1
Indenture, dated as September 24, 2014, by and among Ventas, Inc., Ventas Canada Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.3.2
Seventh Supplemental Indenture, dated as of December 1, 2021, by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.45% Senior Notes, Series G due 2027.
Incorporated by reference herein. Previously filed as Exhibit 4.14 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022, File No. 001-10989.

4.3.3
Eighth Supplemental Indenture, dated as of December 1, 2021, by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series H due 2031.
Incorporated by reference herein. Previously filed as Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.3.4
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

4.3.5
Tenth Supplemental Indenture, dated as of March 5, 2024, by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 5.10% Senior Notes, Series J due 2029.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 2, 2024, File No. 001-10989.

4.4.1
Indenture, dated as of July 16, 2015, by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors and U.S. Bank National Association, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.4.2
First Supplemental Indenture, dated as of July 16, 2015, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.4.3
Third Supplemental Indenture, dated as of September 21, 2016, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

4.4.4
Fourth Supplemental Indenture, dated as of March 29, 2017, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.850% Senior Notes due 2027.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 29, 2017, File No. 001-10989.

4.5.1	Indenture, dated February 23, 2018, among Ventas, Inc., Ventas Realty, Limited Partnership, the Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.5.2
First Supplemental Indenture, dated as of February 23, 2018, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.000% Senior Notes due 2028.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 23, 2018, File No. 001-10989.

4.5.3
Second Supplemental Indenture, dated as of August 15, 2018, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.400% Senior Notes due 2029.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 15, 2018, File No. 001-10989.

4.5.4
Third Supplemental Indenture, dated as of February 26, 2019, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.875% Senior Notes due 2049.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2019, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.5.5
Fourth Supplemental Indenture, dated as of July 3, 2019, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor. and U.S. Bank National Association, as Trustee, relating to the 2.650% Senior Notes due 2025.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 3, 2019, File No. 001-10989.

4.5.6
Fifth Supplemental Indenture, dated as of August 21, 2019, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.000% Senior Notes due 2030.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 21, 2019, File No. 001-10989.

4.5.7
Sixth Supplemental Indenture, dated as of April 1, 2020, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.750% Senior Notes due 2030.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 1, 2020, File No. 001-10989.

4.5.8
Seventh Supplemental Indenture, dated as of August 20, 2021, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.500% Senior Notes due 2031.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 20, 2021, File No. 001-10989.

4.5.9
Eighth Supplemental Indenture, dated as of May 13, 2024, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as Trustee, relating to the 5.625% Senior Notes due 2034.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on May 13, 2024, File No. 001-10989.

4.5.10
Ninth Supplemental Indenture, dated as of September 9, 2024, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as Trustee, relating to the 5.000% Senior Notes due 2035.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 9, 2024, File No. 001-10989.

4.5.11
Tenth Supplemental Indenture, dated as of June 3, 2025, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as Trustee, relating to the 5.100% Senior Notes due 2032.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on June 3, 2025, File No. 001-10989.

4.5.12
Eleventh Supplemental Indenture, dated as of December 4, 2025, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as Trustee, relating to the 5.000% Senior Notes due 2036.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on December 4, 2025, File No. 001-10989.

4.6	Indenture dated as of June 13, 2023, by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee, relating to the 3.75% Exchangeable Senior Notes due 2026.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 13, 2023, File No. 001-10989.

4.7	Description of the Registrant’s Securities.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
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

10.2.1
Credit and Guaranty Agreement, dated as of June 27, 2022, among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, the lending institutions party thereto from time to time and Bank of America, N.A., as Administrative Agent.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 30, 2022, File No. 001-10989

10.2.2
First Amendment to Credit and Guaranty Agreement, dated as of April 29, 2025, among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, the lending institutions party thereto from time to time and Bank of America, N.A., as Administrative Agent.
Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 1, 2025, File No. 001-10989.

10.2.3
Second Amendment to Credit and Guaranty Agreement, dated as of January 7, 2026, among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, the lending institutions party thereto from time to time and Bank of America, N.A., as Administrative Agent.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2026, File No. 001-10989.

10.3.1
Fourth Amended and Restated Credit and Guaranty Agreement, dated as of April 24, 2024, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc. and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as L/C Issuers.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 24, 2024, File No. 001-10989.

10.3.2
First Amendment to Fourth Amended Credit and Guaranty Agreement, dated as of April 29, 2025, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc. and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, the L/C Issuers identified therein and Bank of America, N.A., as Administrative Agent.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 1, 2025, File No. 001-10989.

10.4.1
Credit and Guaranty Agreement, dated as of September 6, 2023, among Ventas Realty, Limited Partnership, a Delaware limited partnership, as Borrower, Ventas, Inc., a Delaware corporation, as Guarantor, the lending institutions party thereto from time to time, and Bank of America, N.A., as Administrative Agent.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 12, 2023, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.4.2
First Amendment to Credit and Guaranty Agreement, dated as of April 29, 2025, among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, the lending institutions party thereto from time to time and Bank of America, N.A., as Administrative Agent.
Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 1, 2025, File No. 001-10989.

10.5.1	ATM Sales Agreement, dated September 18, 2024, among Ventas, Inc. and the Agents and Forward Purchasers named therein.	Incorporated by reference herein. Previously filed as Exhibit 1.1 to our Current Report on Form 8-K, filed on September 18, 2024, File No. 001-10989.

10.5.2	Amendment No. 1 to the ATM Sales Agreement, dated June 13, 2025, among Ventas, Inc. and the Agents and Forward Purchasers named therein.	Incorporated by reference herein. Previously filed as Exhibit 1.1 to our Current Report on Form 8-K, filed on June 13, 2025, File No. 001-10989.

10.6	Cooperation Agreement, dated March 4, 2024, among Ventas, Inc. and Land & Buildings Investment Management, LLC and certain of its affiliates.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 4, 2024, File No. 001-10989.

10.7.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.7.2*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.8.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.8.2*	First Amendment to the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.3*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

10.8.4*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.5*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.6*	Form of Performance-Based Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.7*	Form of Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.8.8*	Form of Performance-Based Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.9*	Form of Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.1*	Ventas, Inc. Non-Employee Directors’ Cash Compensation Deferral Plan (formerly the “Ventas Nonemployee Directors’ Deferred Stock Compensation Plan”)	Incorporated by reference herein. Previously filed as Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.9.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan (used prior to December 2022)	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.9.3*	Deferral Election Form under the Ventas, Inc. Non-Employee Directors’ Cash Compensation Deferral Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.3 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989

10.10.1*	Ventas, Inc. 2022 Incentive Plan	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2022, File No. 001-10989.

10.10.2*	Ventas, Inc. Non-Employee Directors’ Equity Award Deferral Program Adopted Pursuant to the Ventas, Inc. 2022 Incentive Plan	Incorporated by reference herein. Previously filed as Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.3*	Deferral Election Form under the Ventas, Inc. Non-Employee Directors’ Equity Award Deferral Program	Incorporated by reference herein. Previously filed as Exhibit 10.11.3 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.4*	Restricted Stock Award granted to Sumit Roy on October 1, 2022 under the Ventas, Inc. 2022 Incentive Plan	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.5*	Form of Restricted Stock Unit Award under the Ventas, Inc. 2022 Incentive Plan (Non-Employee Directors)	Incorporated by reference herein. Previously filed as Exhibit 10.11.5 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.6*	Form of Restricted Stock Unit Agreement under the Ventas, Inc. 2022 Incentive Plan (CEO)	Incorporated by reference herein. Previously filed as Exhibit 10.11.6 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.7*	Form of Performance Share Unit Agreement under the Ventas, Inc. 2022 Incentive Plan (CEO)	Incorporated by reference herein. Previously filed as Exhibit 10.11.7 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.10.8*	Form of Restricted Stock Unit Award under the Ventas, Inc. 2022 Incentive Plan (non-CEO Executive Officer)	Incorporated by reference herein. Previously filed as Exhibit 10.11.8 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.10.9*	Form of Performance Share Unit Award under the Ventas, Inc. 2022 Incentive Plan (non-CEO Executive Officer)	Incorporated by reference herein. Previously filed as Exhibit 10.11.9 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 10, 2023, File No. 001-10989.

10.11*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.12.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.12.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.12.3*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 9, 2018, File No. 001-10989.

10.13.1*	Offer of Employment Term Sheet dated March 20, 2018 from Ventas, Inc. to Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.13.2*	Employee Protection and Noncompetition Agreement dated March 20, 2018 between Ventas, Inc. and Peter J. Bulgarelli.	Incorporated by reference herein. Previously filed as Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 27, 2018, File No. 001-10989.

10.14.1*	Offer Letter dated December 22, 2019 from Ventas, Inc. to Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.18.3 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989

10.14.2*	Employee Protection and Restrictive Covenants Agreement dated January 21, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.14.3*	Employment Bonus Agreement dated March 4, 2020 between Ventas, Inc. and Carey Shea Roberts.	Incorporated by reference herein. Previously filed as Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.15.1*	Offer Letter dated January 30, 2020 from Ventas, Inc. to J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.19.2 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, File No. 001-10989

Exhibit Number	Description of Document	Location of Document
10.15.2*	Employee Protection and Restrictive Covenants Agreement dated February 7, 2020 between Ventas, Inc. and J. Justin Hutchens.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 8, 2020, File No. 001-10989.

10.16*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

19	Ventas, Inc. Securities Trading Policy	Incorporated by reference herein. Previously filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 13, 2025.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

22	List of Guarantors and Issuers of Guaranteed Securities.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.
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

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Index to Consolidated Financial Statements and Financial Statement Schedules, including auditor information, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Equity, (vi) the Consolidated Statements of Cash Flows, (vii) Notes to the Consolidated Financial Statements (viii) Schedule III and IV.
Filed herewith.

Exhibit Number	Description of Document	Location of Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed herewith.

to
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
Date: February 6, 2026

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 6, 2026
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2026
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 6, 2026
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 6, 2026
Melody C. Barnes

/s/ THEODORE R. BIGMAN	Director	February 6, 2026
Theodore R. Bigman

/s/ MICHAEL J. EMBLER	Director	February 6, 2026
Michael J. Embler

/s/ MATTHEW J. LUSTIG	Director	February 6, 2026
Matthew J. Lustig

/s/ ROXANNE M. MARTINO	Director	February 6, 2026
Roxanne M. Martino

/s/ MARGUERITE M. NADER	Director	February 6, 2026
Marguerite M. Nader

/s/ SEAN P. NOLAN	Director	February 6, 2026
Sean P. Nolan

/s/ WALTER C. RAKOWICH	Director	February 6, 2026
Walter C. Rakowich

/s/ JOE V. RODRIGUEZ, JR.	Director	February 6, 2026
Joe V. Rodriguez, Jr.

/s/ SUMIT ROY	Director	February 6, 2026
Sumit Roy

/s/ MAURICE S. SMITH	Director	February 6, 2026
Maurice S. Smith