Form 10-Q
period 2026-03-31
Ventas, Inc.
filed 2026-04-28
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 24, 2026, there were 486,169,723 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of March 31, 2026	As of December 31, 2025
Assets
Real estate investments:
Land and improvements	$3,055,461	$2,962,738
Buildings and improvements	31,722,596	30,872,598
Construction in progress	361,384	358,811
Acquired lease intangibles	1,771,369	1,680,567
Operating lease assets	293,784	295,838
	37,204,594	36,170,552
Accumulated depreciation and amortization	(12,346,970)	(12,043,619)
Net real estate property	24,857,624	24,126,933
Secured loans receivable and investments, net	137,374	143,913
Investments in unconsolidated real estate entities	611,285	617,571
Net real estate investments	25,606,283	24,888,417
Cash and cash equivalents	183,613	741,067
Escrow deposits and restricted cash	17,677	45,070
Goodwill	1,045,774	1,046,072
Assets held for sale	13,530	42,993
Deferred income tax assets, net	2,668	2,797
Other assets	817,000	825,529
Total assets	$27,686,545	$27,591,945
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,518,493	$13,011,016
Accrued interest payable	113,612	143,104
Operating lease liabilities	207,656	208,602
Accounts payable and other liabilities	1,241,949	1,240,820
Liabilities related to assets held for sale	1,529	4,032
Deferred income tax liabilities	26,726	23,409
Total liabilities	14,109,965	14,630,983
Redeemable OP unitholder and noncontrolling interests	394,578	375,154
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 1,200,000 shares authorized, 486,097 and 474,926 shares outstanding at March 31, 2026 and December 31, 2025, respectively	121,524	118,732
Capital in excess of par value	20,768,548	19,976,183
Accumulated other comprehensive loss	(38,112)	(39,851)
Retained earnings (deficit)	(7,726,996)	(7,527,777)
Treasury stock, 0 shares issued	—	(34)
Total Ventas stockholders’ equity	13,124,964	12,527,253
Noncontrolling interests	57,038	58,555
Total equity	13,182,002	12,585,808
Total liabilities and equity	$27,686,545	$27,591,945
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Rental income:
Triple-net leased properties	$123,071	$156,113
Outpatient medical and research portfolio	230,104	221,319
	353,175	377,432
Resident fees and services	1,292,790	968,904
Third-party capital management revenues	4,411	4,336
Income from loans and investments	4,069	4,324
Interest and other income	2,499	3,078
Total revenues	1,656,944	1,358,074
Expenses
Interest	156,142	149,356
Depreciation and amortization	382,468	321,525
Property-level operating expenses:
Senior housing	918,332	704,400
Outpatient medical and research portfolio	80,301	75,957
Triple-net leased properties	2,901	3,527
	1,001,534	783,884
Third-party capital management expenses	1,833	1,825
General, administrative and professional fees	62,746	53,149
Loss on extinguishment of debt, net	449	—
Transaction, transition and restructuring costs	6,659	5,982
Other expense	9,700	1,412
Total expenses	1,621,531	1,317,133
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	35,413	40,941
Loss from unconsolidated entities	(7,350)	(3,311)
Gain on real estate dispositions	15,046	169
Income tax benefit	15,937	10,557
Net income	59,046	48,356
Net income attributable to noncontrolling interests	3,134	1,488
Net income attributable to common stockholders	$55,912	$46,868
Earnings per common share
Basic:
Net income	$0.12	$0.11
Net income attributable to common stockholders	0.12	0.11
Diluted:
Net income	$0.12	$0.11
Net income attributable to common stockholders	0.11	0.10
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$59,046	$48,356
Other comprehensive income:
Foreign currency translation (loss) gain	(2,369)	7,719
Unrealized (loss) gain on available for sale securities	(192)	485
Unrealized gain (loss) on derivative instruments	3,099	(7,751)
Total other comprehensive income	538	453
Comprehensive income	59,584	48,809
Comprehensive income attributable to noncontrolling interests	1,933	486
Comprehensive income attributable to common stockholders	$57,651	$48,323
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2026 and 2025
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31, 2026
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2026	$118,732	$19,976,183	$(39,851)	$(7,527,777)	$(34)	$12,527,253	$58,555	$12,585,808
Net income	—	—	—	55,912	—	55,912	3,134	59,046
Other comprehensive income (loss)	—	—	1,739	—	—	1,739	(1,201)	538
Net change in noncontrolling interests	—	(8,541)	—	—	—	(8,541)	(3,450)	(11,991)
Dividends to common stockholders—$0.52 per share	—	(2)	—	(255,131)	—	(255,133)	—	(255,133)
Issuance of common stock for stock plans, restricted stock grants and other	2,792	817,385	—	—	34	820,211	—	820,211
Adjust redeemable OP unitholder interests to current fair value	—	(14,074)	—	—	—	(14,074)	—	(14,074)
Redemption of OP Units	—	(2,403)	—	—	—	(2,403)	—	(2,403)
Balance at March 31, 2026	$121,524	$20,768,548	$(38,112)	$(7,726,996)	$—	$13,124,964	$57,038	$13,182,002

	For the Three Months Ended March 31, 2025
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2025	$109,119	$17,607,482	$(33,526)	$(6,886,653)	$(25,155)	$10,771,267	$58,329	$10,829,596
Net income	—	—	—	46,868	—	46,868	1,488	48,356
Other comprehensive income (loss)	—	—	1,456	—	—	1,456	(1,003)	453
Net change in noncontrolling interests	—	3,231	—	—	—	3,231	(2,255)	976
Dividends to common stockholders—$0.48 per share	—	24	—	(217,991)	—	(217,967)	—	(217,967)
Issuance of common stock for stock plans, restricted stock grants and other	3,378	912,781	—	—	(16,320)	899,839	—	899,839
Adjust redeemable OP unitholder interests to current fair value	—	(35,072)	—	—	—	(35,072)	—	(35,072)
Redemption of OP Units	—	(65)	—	—	—	(65)	—	(65)
Balance at March 31, 2025	$112,497	$18,488,381	$(32,070)	$(7,057,776)	$(41,475)	$11,469,557	$56,559	$11,526,116

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$59,046	$48,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382,468	321,525
Amortization of deferred revenue and lease intangibles, net	(4,598)	(9,563)
Other non-cash amortization	9,367	7,363
Stock-based compensation	24,842	18,827
Straight-lining of rental income	(6,656)	(4,347)
Loss on extinguishment of debt, net	449	—
Gain on real estate dispositions	(15,046)	(169)
Gain on real estate loan investments	(13)	—
Income tax benefit	(19,237)	(13,781)
Loss from unconsolidated entities	7,350	3,311
Distributions from unconsolidated entities	4,360	5,091
Other	(1,561)	(4,227)
Changes in operating assets and liabilities:
Decrease in other assets	10,669	36,154
Decrease in accrued interest payable	(29,201)	(36,514)
Decrease in accounts payable and other liabilities	(27,632)	(50,882)
Net cash provided by operating activities	394,607	321,144
Cash flows from investing activities:
Net investment in real estate property	(971,504)	(767,269)
Investment in loans receivable	(115)	(462)
Proceeds from real estate disposals	47,055	13,250
Proceeds from loans receivable	6,821	2,870
Development project expenditures	(72,440)	(58,368)
Capital expenditures	(72,965)	(58,906)
Investment in unconsolidated entities	(5,913)	(14,928)
Insurance proceeds for property damage claims	556	69
Net cash used in investing activities	(1,068,505)	(883,744)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(6,550)
Net change in borrowings under commercial paper program	64,993	242,969
Proceeds from debt	289,501	29,680
Repayment of debt	(810,684)	(1,090,710)
Payment of deferred financing costs	(7,306)	(175)
Issuance of common stock, net	799,299	876,463
Cash distributions to common stockholders	(230,188)	(199,025)
Cash distributions to redeemable OP unitholders	(1,603)	(1,503)
Cash issued for redemption of OP Units	(2,844)	(337)
Contributions from noncontrolling interests	15	80
Distributions to noncontrolling interests	(3,666)	(2,743)
Proceeds from stock option exercises	13,275	19,766
Other	(20,829)	(17,051)
Net cash provided by (used in) financing activities	89,963	(149,136)
Net decrease in cash, cash equivalents and restricted cash	(583,935)	(711,736)
Effect of foreign currency translation	(912)	466
Cash, cash equivalents and restricted cash at beginning of period	786,137	957,233
Cash, cash equivalents and restricted cash at end of period	$201,290	$245,963
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Income taxes paid, net	$3,156	$4,004
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions:
Real estate investments	$30,942	$20,954
Other assets	2,954	2,736
Other liabilities	(11,061)	(8,352)
Deferred income tax liability	(22,835)	(15,337)
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Ventas,” “Company” and other similar terms) is an S&P 500 company focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of March 31, 2026, we owned or had investments in 1,425 properties consisting of 1,390 properties in our reportable segments (“Segment Properties”) and 35 properties held by unconsolidated real estate entities in our non-segment operations. We are headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

Our chief operating decision maker (“CODM”) evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments based on net operating income (“NOI”) for each segment. See “Note 16 – Segment Information.”

The following table summarizes information for our portfolio for the three months ended March 31, 2026 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$374,458	57.5%	783
Outpatient medical and research portfolio (OM&R)	150,603	23.1	407
Triple-net leased properties (NNN)	120,170	18.5	200
Non-segment (2)	5,847	0.9	n/a
	$651,078	100.0%	1,390
______________________________
(1)    Net Operating Income (“NOI”) is defined as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation to Net income attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), to NOI.
(2)    NOI for non-segment includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments.
n/a—not applicable

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

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

Substantially all of the assets of the consolidated variable interest entities (“VIEs”) are real estate investments and substantially all of the liabilities of the consolidated VIEs are mortgage loans. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs. In general, any mortgage loans of the consolidated VIEs are non-recourse to the non-VIE consolidated entities. The table below summarizes the total assets and liabilities of the consolidated VIEs as reported on our Consolidated Balance Sheets (dollars in thousands):

	As of March 31, 2026		As of December 31, 2025
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Fonds Immobilier Groupe Maurice, S.E.C.	$1,791,271	$1,131,236	$1,822,300	$1,151,437
NHP/PMB L.P.	652,988	229,830	656,813	235,245
Other identified VIEs	1,459,934	465,845	1,469,659	467,665

Recent Accounting Standards

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes certain information about our credit risk concentration for our NNN and OM&R segments:

	For the Three Months Ended March 31,
	2026	2025
Contribution as a Percentage of Total Revenues:
Ardent	2.4%	2.8%
Kindred Healthcare, LLC (“Kindred”)	2.0	2.7
Contribution as a Percentage of Total NOI:
Ardent	6.0%	6.7%
Kindred	5.2	6.3

All of the rent due to us from Kindred and substantially all of the rent due to us from Ardent is guaranteed by their respective corporate parents.

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

The following table summarizes rental income from our NNN and OM&R operating leases (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Fixed income from operating leases	$284,928	$316,109
Variable income from operating leases	68,247	61,323

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

2026 Acquisitions

In our SHOP segment, during the three months ended March 31, 2026, we acquired 29 senior housing communities for an aggregate purchase price of $983.4 million.

In our SHOP segment, in April 2026, we acquired two senior housing communities for an aggregate purchase price of $59.0 million; and through a subsidiary in which we hold a 75% controlling interest, we acquired 11 senior housing communities for an aggregate purchase price of $540.0 million.

NOTE 5—DISPOSITIONS, ASSETS HELD FOR SALE AND IMPAIRMENTS

Dispositions

During the three months ended March 31, 2026, we sold one senior housing community in our SHOP segment, one property in our OM&R segment and 10 properties in our NNN segment for aggregate consideration of $47.1 million and recognized $15.0 million in Gain on real estate dispositions in our Consolidated Statements of Income.

Assets Held for Sale

The table below summarizes our real estate assets and liabilities classified as held for sale reported on our Consolidated Balance Sheets (dollars in thousands):

	As of March 31, 2026			As of December 31, 2025
	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	5	$13,151	$1,433	6	$20,337	$2,786
OM&R (1)	—	379	96	—	468	130
NNN	—	—	—	10	22,188	1,116
Total	5	$13,530	$1,529	16	$42,993	$4,032
______________________________
(1) Balances relate to the unsettled working capital related to properties sold.
Real Estate Impairments

For the three months ended March 31, 2026, we recognized impairments of $28.3 million comprised of $2.4 million, $22.2 million and $3.7 million in our SHOP, OM&R and NNN segments, respectively. For the three months ended March 31, 2025, we recognized impairments of $22.1 million comprised of $7.6 million, $14.4 million and $0.1 million in our SHOP, OM&R and NNN segments, respectively. The impairments are recorded primarily as a component of Depreciation and amortization in our Consolidated Statements of Income. The impairments recorded were primarily a result of a change in our intent to hold or a change in the expected future cash flows of the impaired assets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS, NET

As of March 31, 2026, and December 31, 2025, we held $158.2 million and $164.7 million, respectively, of loans receivable and investments, net of allowance, which are comprised of secured loans receivable and investments, net and non-mortgage loans receivable, net and relate to senior housing and healthcare operators or properties. Secured loans receivable and investments, net generally consist of sales-type lease receivables and loans that are primarily collateralized by a mortgage, a leasehold mortgage or an assignment or pledge of equity interest in entities that primarily own real estate. Non-mortgage loans receivable, net are generally corporate loans that are collateralized primarily by non-real estate related collateral or are unsecured.

The following is a summary of our loans receivable and investments, net (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of March 31, 2026:
Net real estate investments
Secured loans receivable and investments, net (1)	$137,374	$—	$137,374	$140,698
Other assets
Non-mortgage loans receivable, net	24,014	(3,235)	20,778	19,659
Total loans receivable and investments, net (2)	$161,388	$(3,235)	$158,152	$160,357
As of December 31, 2025:
Net real estate investments
Secured loans receivable and investments, net (1)	$143,913	$—	$143,913	$146,364
Other assets
Non-mortgage loans receivable, net	24,062	(3,235)	20,827	20,432
Total loans receivable and investments, net (2)	$167,975	$(3,235)	$164,740	$166,796
______________________________
(1)Includes $0.7 million and $0.8 million of sales-type lease receivables as of March 31, 2026 and December 31, 2025, respectively.
(2)Loans receivable and investments, net have contractual maturities ranging from 2026 to 2041.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. Our investments in unconsolidated entities include investments in both real estate entities and operating entities as described further below. We periodically evaluate our investments in unconsolidated entities for indicators of an other-than-temporary impairment. No impairments were recognized for our investments in unconsolidated entities during the three months ended March 31, 2026 and 2025.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investments in Unconsolidated Real Estate Entities

Below is a summary of our investments in unconsolidated real estate entities, including through VIM, as of March 31, 2026 and December 31, 2025, respectively (dollars in thousands):

	Ownership (1) as of		Carrying Amount as of
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Investments in unconsolidated real estate entities:
Ventas Fund	20.2%	20.1%	$290,126	$288,469
Pension Fund Joint Venture	25.0%	25.0%	5,748	6,200
Research & Innovation Development Joint Venture	53.0%	53.0%	275,897	282,512
Ventas Investment Management platform			571,771	577,181
Atrium Health & Wake Forest Joint Venture	51.0%	51.0%	38,939	39,809
All other (2)	34.0%-37.5%	34.0%-37.5%	575	581
Total Investments in unconsolidated real estate entities			$611,285	$617,571
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

During the three months ended March 31, 2026, the Ventas Fund, an equity method investee, acquired one senior housing community for an aggregate purchase price of $62.8 million.

During the three months ended March 31, 2026, the Pension Fund Joint Venture, an equity method investee, sold one senior housing community for proceeds of $37.8 million.

In April 2026, the Ventas Fund acquired one senior housing community for an aggregate purchase price of $46.5 million.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.8 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. Such amounts, along with any promote revenue, are included in Third-party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Atria and Ardent, which are included within Other assets on our Consolidated Balance Sheets.

As of March 31, 2026, we held a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of March 31, 2026, we held an approximately 6.6% ownership interest in Ardent. One of our executive officers is currently a member of the Ardent Board of Directors. We have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of March 31, 2026		As of December 31, 2025
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$120,134	3.8	$120,178	4.0
In-place lease and other real estate intangibles (2)	1,651,235	6.2	1,560,389	7.0
Acquired lease intangibles	1,771,369		1,680,567
Goodwill	1,045,774	n/a	1,046,072	n/a
Other intangibles (2)	41,240	55.5	41,261	48.0
Accumulated amortization	(1,427,786)	n/a	(1,374,077)	n/a
Net intangible assets	$1,430,597	7.3	$1,393,823	8.1
Intangible liabilities:
Below-market lease intangibles (1)	$246,085	13.3	$246,153	13.1
Other lease intangibles	13,498	n/a	13,498	n/a
Accumulated amortization	(200,801)	n/a	(198,762)	n/a
Purchase option intangibles	3,568	n/a	3,568	n/a
Net intangible liabilities	$62,350	13.3	$64,457	13.1
______________________________
(1)     Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our Consolidated Statements of Income.
(2)     Amortization of intangibles is recorded in Depreciation and amortization in our Consolidated Statements of Income.
n/a—not applicable

During the three months ended March 31, 2026, we acquired $93.6 million of intangible assets as part of our real estate acquisitions, consisting primarily of in-place lease intangibles, with a weighted average amortization period of 1.9 years at acquisition date. During the year ended December 31, 2025, we acquired $209.5 million of intangible assets as part of our real estate acquisitions, consisting primarily of in-place lease intangibles, with a weighted average amortization period of 3.5 years at acquisition date.

Other intangibles (including non-compete agreements, trade names and trademarks) are included in Other assets on our Consolidated Balance Sheets. Net intangible liabilities are included in Accounts payable and other liabilities on our Consolidated Balance Sheets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—OTHER ASSETS

The following is a summary of our Other assets (dollars in thousands):

	As of March 31, 2026	As of December 31, 2025
Straight-line rent receivables	$254,903	$250,833
Deferred lease costs, net	166,222	163,481
Accounts receivable, net (1)	105,337	99,872
Investment in unconsolidated operating entities	100,903	100,614
Prepaid assets	72,201	81,389
Non-mortgage loans receivable, net	20,778	20,827
Other intangibles, net	10,444	10,681
Other (2)	86,212	97,832
Total Other assets	$817,000	$825,529
_____________________________
(1)    Allowance for doubtful accounts as of March 31, 2026 and December 31, 2025 were $74.0 million and $71.5 million, respectively.
(2)    The balance as of March 31, 2026 and December 31, 2025 included, among other items, stock warrants exercisable at any time prior to September 13, 2034 for 9.9% of the common equity of a parent company of Kindred at the pre-grant date value of such common equity (the “Scion Warrants”). The Scion Warrants were measured at fair value with changes in fair value being recognized within Other expense in our Consolidated Statements of Income.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our Senior notes payable and other debt (dollars in thousands):

	As of March 31, 2026	As of December 31, 2025
Unsecured revolving credit facility (1)	$—	$—
Commercial paper notes	65,000	—
4.125% Senior Notes due 2026	—	500,000
3.75% Exchangeable Senior Notes due 2026	856,099	862,500
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due February 2027	—	200,000
2.45% Senior Notes, Series G due 2027 (2)	341,383	346,109
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	431,220	437,190
4.40% Senior Notes due 2029	750,000	750,000
5.10% Senior Notes, Series J due 2029 (2)	467,155	473,623
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	215,610	218,595
Unsecured term loan due January 2031	700,000	500,000
5.10% Senior Notes due 2032	500,000	500,000
5.625% Senior Notes due 2034	500,000	500,000
5.00% Senior Notes due 2035	550,000	550,000
5.00% Senior Notes due 2036	500,000	500,000
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	21,413
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,607,064	2,641,797
Total	12,607,344	13,103,627
Deferred financing costs, net	(78,805)	(81,529)
Unamortized fair value adjustment	6,567	6,422
Unamortized discounts	(16,613)	(17,504)
Senior notes payable and other debt	$12,518,493	$13,011,016
______________________________
(1) As of March 31, 2026 and December 31, 2025, we had no Canadian Dollar or British Pound borrowings outstanding.
(2) British Pound and Canadian Dollar debt obligations shown in US Dollars.
(3) Our 6.90% Senior Notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and our 6.59% Senior Notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7, 2028.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of March 31, 2026, we had a $3.5 billion unsecured revolving credit facility priced at the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (“SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional six months periods. The unsecured revolving credit facility includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $4.5 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

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

As of March 31, 2026, our $3.5 billion unsecured revolving credit facility had no borrowings outstanding and $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of March 31, 2026 and December 31, 2025, we had $65.0 million and no borrowings, respectively, outstanding under our commercial paper program.

As of March 31, 2026, Ventas Realty had an unsecured term loan in aggregate principal of up to $1.25 billion, consisting of a $700 million unsecured term loan and a $550 million unsecured delayed draw term loan which, as of March 31, 2026, remained undrawn. The term loan is priced at SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It is scheduled to mature in January 2031 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase. The term loan, originally issued in June 2022, was amended in January 2026 to, among other things, extend the maturity from June 2027 to January 2031; increase the principal amount of the unsecured term loan from $500 million to $700 million, which increase was used to repay in full Ventas Realty’s $200 million unsecured term loan due February 2027; and establish the $550 million unsecured delayed draw term loan. The amended term loan was primarily accounted for as a debt modification resulting in no gain or loss.

As of March 31, 2026, we had a $100.0 million uncommitted line for standby letters of credit, which had an outstanding balance of $18.6 million. The agreement governing the line contains certain customary covenants and other terms and conditions. Under its terms, we are required to pay a fixed rate commission on each outstanding letter of credit.

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

As of March 31, 2026, we had $856.1 million aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62%, inclusive of the impact of the amortization of issuance costs. During the three months ended March 31, 2026, we recognized $8.0 million of contractual interest expense and amortization of issuance costs of $1.8 million related to the Exchangeable Notes. Unamortized deferred financing costs of $1.2 million as of March 31, 2026 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets. During the three months ended March 31, 2026, noteholders exchanged $6.4 million principal amount of the Exchangeable Notes pursuant to the terms of the governing indenture.

The Exchangeable Notes are currently exchangeable at an exchange rate of 18.2936 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $54.66 per share of common stock). The exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and elected to deliver shares of common stock in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. As of March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes are exchangeable at the option of the noteholders at any time.

We have evaluated and concluded that the exchange options embedded in the Exchangeable Notes are eligible for the entity’s own equity scope exception from ASC 815 and therefore do not need to be bifurcated. Accordingly, we record the Exchangeable Notes as liabilities (included in Senior notes payable and other debt on our Consolidated Balance Sheets).

Senior Notes

In January 2026, we repaid $500.0 million aggregate principal amount of 4.13% Senior Notes due 2026.

Mortgages

During the three months ended March 31, 2026, we refinanced a CAD $92.0 million ($67.4 million) mortgage loan with new maturity in February 2031 and repaid a mortgage with principal amount of CAD $87.1 million ($63.8 million).

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of March 31, 2026, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes	Scheduled Periodic Amortization	Total Maturities
Remainder of 2026	$1,563,661	$—	$35,930	$1,599,591
2027	879,277	—	47,366	926,643
2028	1,448,786	65,000	40,228	1,554,014
2029	1,702,158	—	33,918	1,736,076
2030	1,382,634	—	23,015	1,405,649
Thereafter	5,304,344	—	81,027	5,385,371
Total maturities	$12,280,860	$65,000	$261,484	$12,607,344

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

As of March 31, 2026, our variable rate debt obligations of $1.1 billion reflect, in part, the effect of $75.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2026, our fixed rate debt obligations of $11.5 billion reflect, in part, the effect of $125.3 million and C$591.6 million ($425.2 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2026 Activity

During the three months ended March 31, 2026, approximately $0.5 million of realized losses primarily relating to our interest rate swaps and treasury locks were reclassified into Interest expense in our Consolidated Statements of Income. Approximately $0.1 million of unrealized gains, which are included in Accumulated other comprehensive income as of March 31, 2026, are expected to be reclassified into earnings within the next 12 months.

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

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$183,613	$183,613	$741,067	$741,067
Escrow deposits and restricted cash (1)	17,677	17,677	45,070	45,070
Secured loans receivable and investments, net (3)(4)	137,374	140,698	143,913	146,364
Non-mortgage loans receivable, net (3)(4)(5)	20,778	19,659	20,827	20,432
Derivative instruments (3)(4)(5)	13,717	13,717	12,390	12,390
Liabilities:
Senior notes payable and other debt, gross (3)(4)	$12,607,344	$12,862,022	$13,103,627	$13,429,007
Derivative instruments (3)(6)	3,387	3,387	5,267	5,267
Temporary Equity:
Redeemable OP Units (2)	$271,757	$271,757	$260,672	$260,672
______________________________

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Items Measured at Fair Value on a Recurring Basis

Our derivative instrument assets as of March 31, 2026 consist primarily of interest rate swaps and the Scion Warrants. The fair value of our interest rate swaps is based on Level 2 inputs. The Scion Warrants represent a financial interest in a private entity whose fair value is based on Level 3 inputs that reflect significant assumptions including underlying enterprise value, market volatility, duration, dividend rate and risk-free rate. Changes in one or more of these inputs could significantly impact the fair value determination.

Substantially all of our derivative instrument liabilities as of March 31, 2026 consist of interest rate swaps. Their fair value is based on Level 2 inputs.

Other Items Measured at Fair Value on a Nonrecurring Basis

Other items measured at fair value on a nonrecurring basis include assets and liabilities held for sale and real estate assets that are evaluated periodically for impairment (see “Note 5 – Dispositions, Assets Held for Sale and Impairments”). We estimate the fair value of assets held for sale and any associated impairment charges based primarily on current sales price expectations, which reside within Level 2 of the fair value hierarchy.

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

As of March 31, 2026, no triggering events relating to our guarantees, indemnities or similar contingent obligations have occurred. Accordingly, no contingent liability is recorded in our Consolidated Balance Sheets.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the three months ended March 31, 2026, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended March 31, 2026 and 2025 was a benefit of $15.9 million and a benefit of $10.6 million, respectively. The income tax benefit for three months ended March 31, 2026 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities, partially offset by increases in the valuation allowance for certain TRS entities during the period. The income tax benefit for the three months ended March 31, 2025 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities, partially offset by increases in the valuation allowance for certain TRS entities during the period.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $26.7 million and $23.4 million as of March 31, 2026 and December 31, 2025, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $2.7 million and $2.8 million as of March 31, 2026 and December 31, 2025, respectively, and related primarily to loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2022 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2021 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2021 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2024.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

We have established an at-the-market offering program that provides for the sale, from time to time, of shares of our common stock, including through forward sales agreements, as described in more detail below (the "ATM Program"). In February 2026, we amended our existing ATM Program, such that the aggregate gross sales price of common stock available for issuance under the ATM Program immediately following the amendment was $2.5 billion. As of March 31, 2026, the remaining amount available under the ATM Program for future sales of common stock was $1.4 billion.

During the three months ended March 31, 2026, we entered into equity forward sales agreements under the ATM Program for 13.8 million shares of our common stock for gross proceeds of $1.2 billion, representing an average price of $84.62 per share. During the three months ended March 31, 2026, we settled 10.6 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $800.0 million.

As of March 31, 2026, we maintained unsettled equity forward sales agreements for 17.1 million shares of common stock, or approximately $1.4 billion in gross proceeds, with varying maturities through October 2027.

In April 2026, we entered into equity forward sales agreements under the ATM Program for 2.5 million shares of common stock or approximately $205.5 million in gross proceeds which remain unsettled with maturity in October 2027. As of April 28, 2026, the remaining amount available under the ATM Program for future sales of common stock was $1.2 billion, and we maintained unsettled equity forward sales agreements of 19.6 million shares of common stock, or approximately $1.6 billion in gross proceeds, with varying maturities through October 2027.

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

Accumulated Other Comprehensive Loss

The following is a summary of our Accumulated other comprehensive loss (dollars in thousands):

	As of March 31, 2026	As of December 31, 2025
Foreign currency translation loss	$(34,008)	$(33,081)
Unrealized loss on available for sale securities	(1,490)	(1,298)
Unrealized loss on derivative instruments	(2,614)	(5,472)
Total Accumulated other comprehensive loss	$(38,112)	$(39,851)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$59,046	$48,356
Net income attributable to noncontrolling interests	3,134	1,488
Net income attributable to common stockholders	$55,912	$46,868
Denominator:
Denominator for basic earnings per share—weighted average shares	476,185	439,931
Effect of dilutive securities:
Restricted stock awards	685	506
OP unitholder interests	3,359	3,401
Exchangeable Notes	5,225	2,221
Equity forward sales agreements	1,261	365
Denominator for diluted earnings per share—adjusted weighted average shares	486,715	446,424
Basic earnings per share:
Net income	$0.12	$0.11
Net income attributable to common stockholders	0.12	0.11
Diluted earnings per share:
Net income	$0.12	$0.11
Net income attributable to common stockholders	0.11	0.10

The dilutive effect of our Exchangeable Notes is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and may elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. The average closing price of our common stock for the three months ended March 31, 2026 and 2025 is used as the basis for determining the dilutive effect on earnings per share.

Our unsettled equity forward sales agreements do not impact basic earnings per share. We apply the treasury stock method to our unsettled equity forward sales agreements to determine their dilutive effect, if any. See “Note 14 – Stockholders' Equity.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16—SEGMENT INFORMATION

As of March 31, 2026, we operated through three reportable segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease the properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable. Total assets by reportable segment is not disclosed as the CODM does not review such information to evaluate business performance and allocate resources.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary information by reportable segment is as follows (dollars in thousands):

	For the Three Months Ended March 31, 2026
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$230,104	$123,071	$—	$353,175
Resident fees and services	1,292,790	—	—	—	1,292,790
Third-party capital management revenues	—	800	—	3,611	4,411
Income from loans and investments	—	—	—	4,069	4,069
Interest and other income	—	—	—	2,499	2,499
Total revenues	$1,292,790	$230,904	$123,071	$10,179	$1,656,944

Total revenues	$1,292,790	$230,904	$123,071	$10,179	$1,656,944
Less:
Interest and other income	—	—	—	2,499	2,499
Labor (1)	513,961	—	—	—	513,961
Management fees	67,563	—	—	—	67,563
Other segment expenses (2)	336,808	80,301	2,901	—	420,010
Property-level operating expenses	918,332	80,301	2,901	—	1,001,534
Third-party capital management expenses	—	—	—	1,833	1,833
NOI	$374,458	$150,603	$120,170	$5,847	651,078
Interest and other income					2,499
Interest expense					(156,142)
Depreciation and amortization					(382,468)
General, administrative and professional fees					(62,746)
Loss on extinguishment of debt, net					(449)
Transaction, transition and restructuring costs					(6,659)
Other expense					(9,700)
Loss from unconsolidated entities					(7,350)
Gain on real estate dispositions					15,046
Income tax benefit					15,937
Net income					59,046
Net income attributable to noncontrolling interests					3,134
Net income attributable to common stockholders					$55,912
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

Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. We urge you to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below and in our filings with the Securities and Exchange Commission, such as in the sections titled “Cautionary Statements — Summary Risk Factors” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K as we file them with the Securities and Exchange Commission.

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) our exposure and the exposure of our managers, tenants and borrowers to complex and evolving governmental policy, laws and regulations, including relating to healthcare, data privacy, cybersecurity, artificial intelligence, international trade and environmental matters, the impact of such policies, laws and regulations on our and our managers’, tenants’ and borrowers’ business and the challenges and expense associated with complying with such policies, laws and regulations; (b) the impact of market, macroeconomic and general economic conditions on us, our managers, tenants and borrowers and in areas in which our properties are geographically concentrated, including changes in or elevated inflation, interest rates and exchange rates, labor market dynamics and rises in unemployment, tightening of lending standards and reduced availability of credit or capital, events that affect consumer confidence, and the actual and perceived state of the real estate markets and public and private capital markets; (c) our ability, and the ability of our managers, tenants and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate, including their ability to respond to the impact of the U.S. political environment on government funding and reimbursement programs, and the financial condition or business prospect of our managers, tenants and borrowers; (d) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our completed or anticipated acquisitions and investments; (e) our ability to identify and consummate future investments in healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests; (f) the potential for significant general and commercial claims, legal actions, investigations, regulatory proceedings and enforcement actions that could subject us or our managers, tenants or borrowers to increased operating costs, uninsured liabilities, including fines and other penalties, reputational harm or significant operational limitations, including the loss or suspension of or moratoriums on accreditations, licenses or certificates of need, suspension of or nonpayment for new admissions, denial of reimbursement, suspension, decertification or exclusion from federal, state or foreign healthcare programs or the closure of facilities or communities; (g) our reliance on third-party managers and tenants to operate or exert substantial control over properties they manage for, or lease from, us, which limits our control and influence over such properties, their operations and their performance; (h) our reliance and the reliance of our managers, tenants and borrowers on the financial, credit and capital markets and the risk that those markets may be disrupted or become constrained; (i) the risk of bankruptcy, inability to obtain benefits from governmental programs, insolvency or financial deterioration of our managers, tenants borrowers and other obligors which may, among other things, have an adverse impact on the ability of such parties to make payments or meet their other obligations to us; (j) our dependency on a limited number of managers and tenants for a significant portion of our revenues and operating income; (k) our exposure to various operational risks, liabilities and claims from our operating assets; (l) our exposure to particular risks due to our specific asset classes and operating markets, such as adverse changes affecting our specific asset classes and the healthcare real estate sector, the competitiveness or financial viability of hospitals on or near the campuses where our outpatient medical buildings are located, our relationships with universities, the level of expense and uncertainty of our research tenants, and the limitation of our uses of some properties we own that are subject to ground lease, air rights or other restrictive agreements; (m) our ownership of properties or operation of business outside of the U.S. that may subject us to different or greater risks than those associated with our domestic operations; (n) the risk that our management agreements or leases are not renewed or are renewed on less favorable terms, that our managers or tenants default under those agreements or that we are unable to replace managers or tenants on a timely basis or on favorable terms, if at all; (o) the risk that the borrowers under our loans or other investments default or that, to the extent we are able to foreclose or otherwise acquire the collateral securing our loans or other investments, we will be required to incur additional expense or indebtedness in connection therewith, that the assets will underperform expectations or that we may not be able to subsequently dispose of all or part of such assets on favorable terms; (p) risks related to the recognition of reserves, allowances, credit losses or impairment charges which are inherently uncertain and may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets; (q) the risk of exposure to unknown liabilities from our investments in properties or businesses; (r) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our managers, tenants or borrowers; (s) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising or elevated interest rates, labor conditions and supply chain pressures, and risks related to increased construction and development in markets in which our properties are located, including adverse effect on our future occupancy rates; (t) our current and future amount of outstanding indebtedness, and our ability to access capital and to incur additional debt which is subject to our compliance with covenants in instruments governing our and our subsidiaries’ existing indebtedness; (u) increases in our borrowing costs as a result of becoming more leveraged, including in connection with acquisitions or other investment activity and rising or elevated interest rates; (v) the risk of potential dilution resulting from future sales or issuances of our equity securities; (w) the availability, adequacy and pricing of insurance coverage provided by our policies and policies maintained by our managers, tenants, borrowers or other counterparties; (x) the risks or uncertainties relating to the use of, or inability to take advantage of, the benefits of artificial intelligence by us or our managers, tenants or borrowers; (y) the occurrence of cybersecurity threats and incidents that could disrupt our or our managers’, tenants’ or borrower’s operations, result in the loss of confidential or personal information or damage our business relationships and reputation; (z) the risk of catastrophic or extreme weather and other natural events; (aa) our ability to attract and retain talented employees; (bb) our ability to maintain a positive reputation for quality and service with our key stakeholders; (cc) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply with such requirements; (dd) the ownership limits contained in our certificate of incorporation with respect to our capital stock in order to preserve our qualification as a REIT, which may delay, defer or prevent a change of control of our company; and (ee) the other factors set forth in our periodic filings with the Securities and Exchange Commission.

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

Company Overview

Ventas, Inc. is an S&P 500 company focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of March 31, 2026, we owned or had investments in 1,425 properties consisting of 1,390 properties in our reportable segments (“Segment Properties”) and 35 properties held by unconsolidated real estate entities in our non-segment operations. We are headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

Our chief operating decision maker (“CODM”) evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments based on net operating income (“NOI”) for each segment. See our Consolidated Financial Statements and the related notes, including “Note 16 – Segment Information,” included in Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes information for our portfolio for the three months ended March 31, 2026 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$374,458	57.5%	783
Outpatient medical and research portfolio (OM&R)	150,603	23.1	407
Triple-net leased properties (NNN)	120,170	18.5	200
Non-segment (2)	5,847	0.9	n/a
	$651,078	100.0%	1,390
______________________________
(1)    Net Operating Income (“NOI”) is defined as total revenues, less interest and other income, property-level operating expenses and third-party capital management expenses. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation to Net income attributable to common stockholders, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”), to NOI.
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

See “Risk Factors” in Part I, Item 1A of our 2025 Annual Report for additional discussion of risks affecting our business.

2026 Highlights

Investments and Dispositions

•In our SHOP segment, during the three months ended March 31, 2026, we acquired 29 senior housing communities for an aggregate purchase price of $1.0 billion.

•During the three months ended March 31, 2026, we sold one senior housing community in our SHOP segment, one property in our OM&R segment and 10 properties in our NNN segment formerly leased to Brookdale Senior Living (“Brookdale”), for aggregate consideration of $47.1 million and recognized $15.0 million in Gain on real estate dispositions in our Consolidated Statements of Income.

•In our SHOP segment, in April 2026, we acquired two senior housing communities for an aggregate purchase price of $59.0 million; and through a subsidiary in which we hold a 75% controlling interest, we acquired 11 senior housing communities for an aggregate purchase price of $540.0 million.

Liquidity and Capital

•As of March 31, 2026, we had $5.5 billion in liquidity, including approximately $3.5 billion of availability under our unsecured revolving credit facility, $550 million of undrawn capacity on the delayed draw term loan, $183.6 million of cash and cash equivalents on hand, and $1.4 billion of estimated proceeds available under unsettled equity forward sales agreements, calculated using the forward price, net of fees, partially offset by $65.0 million in borrowings outstanding under our commercial paper program and $18.6 million outstanding under our uncommitted line for standby letters of credit.

•During the three months ended March 31, 2026, we amended our $500 million unsecured term loan to, among other things, extend the maturity to January 2031, increase the principal amount to $700 million and establish a $550 million unsecured delayed draw term loan which, as of March 31, 2026, remained undrawn. In connection with the amendment, we also repaid in full our $200 million unsecured term loan due February 2027.

Senior Notes

•In January 2026, we repaid $500.0 million aggregate principal amount of 4.13% Senior Notes due 2026.

Mortgages

•During the three months ended March 31, 2026, we refinanced a CAD $92.0 million ($67.4 million) mortgage loan with new maturity in February 2031 and repaid a mortgage with principal amount of CAD $87.1 million ($63.8 million).

Equity

• In February 2026, we amended our existing ATM Program, such that the aggregate gross sales price of common stock available for issuance under the ATM Program immediately following the amendment was $2.5 billion.

•During the three months ended March 31, 2026, we entered into equity forward sales agreements under the ATM Program for 13.8 million shares of our common stock for gross proceeds of $1.2 billion, representing an average price of $84.62 per share. During the three months ended March 31, 2026, we settled 10.6 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $800.0 million.

•In April 2026, we entered into equity forward sales agreements under the ATM Program for 2.5 million shares of common stock or approximately $205.5 million in gross proceeds which remain unsettled with maturity in October 2027. As of April 28, 2026, the remaining amount available under the ATM Program for future sales of common stock was $1.2 billion, and we maintained unsettled equity forward sales agreements of 19.6 million shares of common stock, or approximately $1.6 billion in gross proceeds, with varying maturities through October 2027.

Other Items

•During the three months ended March 31, 2026, the Ventas Fund, an equity method investee, acquired one senior housing community for an aggregate purchase price of $62.8 million.

•During the three months ended March 31, 2026, the Pension Fund Joint Venture, an equity method investee, sold one senior housing community for proceeds of $37.8 million.

•In April 2026, the Ventas Fund acquired one senior housing community for an aggregate purchase price of $46.5 million.

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

Our 2025 Annual Report contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2026.

Recent Accounting Standards

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

Results of Operations

As of March 31, 2026, we operated through three reportable segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease the properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable.

Our CODM is the Chief Executive Officer of the Company. Our CODM evaluates performance of the combined properties in each operating segment and determines how to allocate resources to these segments, based on NOI for each segment. For further information regarding our reportable segments and a discussion of our definition of NOI, see “Note 16 – Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Three Months Ended March 31, 2026 and 2025

The table below shows our results of operations for the three months ended March 31, 2026 and 2025 and the effect of changes in those results from period to period on our Net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to Net Income
	2026	2025	$	%
NOI:
SHOP	$374,458	$264,504	$109,954	41.6%
OM&R	150,603	146,042	4,561	3.1
NNN	120,170	152,586	(32,416)	(21.2)
Non-segment	5,847	6,155	(308)	(5.0)
Total NOI	651,078	569,287	81,791	14.4
Interest and other income	2,499	3,078	(579)	(18.8)
Interest expense	(156,142)	(149,356)	(6,786)	(4.5)
Depreciation and amortization	(382,468)	(321,525)	(60,943)	(19.0)
General, administrative and professional fees	(62,746)	(53,149)	(9,597)	(18.1)
Loss on extinguishment of debt, net	(449)	—	(449)	nm
Transaction, transition and restructuring costs	(6,659)	(5,982)	(677)	(11.3)
Other expense	(9,700)	(1,412)	(8,288)	nm
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	35,413	40,941	(5,528)	(13.5)
Loss from unconsolidated entities	(7,350)	(3,311)	(4,039)	nm
Gain on real estate dispositions	15,046	169	14,877	nm
Income tax benefit	15,937	10,557	5,380	51.0
Net income	59,046	48,356	10,690	22.1
Net income attributable to noncontrolling interests	3,134	1,488	1,646	nm
Net income attributable to common stockholders	$55,912	$46,868	$9,044	nm
______________________________
nm - not meaningful

NOI—SHOP Segment

The following table summarizes results of operations in our SHOP segment for the three months ended March 31, 2026 (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2026	2025	$	%
NOI—SHOP:
Resident fees and services	$1,292,790	$968,904	$323,886	33.4%
Less: Property-level operating expenses	(918,332)	(704,400)	(213,932)	(30.4)
NOI	$374,458	$264,504	$109,954	41.6

	Segment Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room for the Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Total communities	783	654	88.5%	86.0%	$5,573	$5,134

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

The increase in our SHOP segment NOI for the three months ended March 31, 2026 compared to the same period in 2025 was primarily driven by revenue growth due to an increase in average occupancy, revenue per occupied room, additional properties acquired and conversions of senior housing communities from our NNN segment to our SHOP segment. The revenue increase is partially offset by higher operating expenses in 2026, driven by an increase in the number of communities in our SHOP segment, increase in occupancy and inflation.

The following table compares results of operations for our 563 Same-Store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding Same-Store NOI for each of our reportable business segments.

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2026	2025	$	%
Same-Store NOI—SHOP:
Resident fees and services	$954,776	$878,104	$76,672	8.7%
Less: Property-level operating expenses	(667,908)	(629,571)	(38,337)	(6.1)
NOI	$286,868	$248,533	$38,335	15.4

	Segment Properties at March 31,		Average Unit Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room for the Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Same-Store communities	563	563	90.4%	87.3%	$5,512	$5,249

The increase in our Same-Store SHOP segment NOI for the three months ended March 31, 2026 compared to the same period in 2025 was primarily driven by higher average occupancy and revenue per occupied room, partially offset by higher property-level operating expenses due to higher occupancy and inflation.

NOI—OM&R Segment

The following table summarizes results of operations in our OM&R segment for the three months ended March 31, 2026 (dollars in thousands). For properties in our OM&R segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2026	2025	$	%
NOI—OM&R:
Rental income	$230,104	$221,319	$8,785	4.0%
Third-party capital management revenues	800	680	120	17.6
Total revenues	230,904	221,999	8,905	4.0
Less:
Property-level operating expenses	(80,301)	(75,957)	(4,344)	(5.7)
NOI	$150,603	$146,042	$4,561	3.1

	Segment Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Total OM&R	407	426	88.6%	88.1%	$40	$38

The $4.6 million increase in our OM&R segment NOI for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to new leasing activity, high tenant retention and additional NOI from a development project placed in service, partially offset by higher property-level operating expenses and dispositions.

The following table compares results of operations for our 400 Same-Store OM&R properties (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2026	2025	$	%
Same-Store NOI—OM&R:
Rental income	$219,018	$211,728	$7,290	3.4%
Less: Property-level operating expenses	(74,590)	(70,607)	(3,983)	(5.6)
NOI	$144,428	$141,121	$3,307	2.3

	Segment Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Same-Store OM&R	400	400	90.3%	89.7%	$39	$38

The $3.3 million increase in our Same-Store OM&R segment NOI for the three months ended March 31, 2026 compared to the same period in 2025 is primarily due to higher occupancy driven by new leasing activity and high tenant retention, partially offset by higher property-level operating expenses.

NOI—NNN Segment

The following table summarizes results of operations in our 200 NNN segment properties for the three months ended March 31, 2026 (dollars in thousands):

	For the Three Months Ended March 31,		(Decrease) / Increase to NOI
	2026	2025	$	%
NOI—NNN:
Rental income	$123,071	$156,113	$(33,042)	(21.2)%
Less: Property-level operating expenses	(2,901)	(3,527)	626	17.7
NOI	$120,170	$152,586	$(32,416)	(21.2)

In our NNN segment, our revenues generally consist of fixed rental amounts (subject to contractual escalations) received from our tenants in accordance with the applicable lease terms. We report revenues and property-level operating expenses within our NNN segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants.

The $32.4 million decrease in our NNN segment NOI for the three months ended March 31, 2026 compared to the same period in 2025 was primarily driven by a $23.2 million decrease in rental income from senior housing communities that converted to our SHOP segment and a $9.6 million decrease in rental income as a result of dispositions.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our NNN segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net occupancy reporting is delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the trailing 12 months ended December 31, 2025 and 2024 related to the triple-net leased properties we owned and that were included in our NNN segment at March 31, 2026 and 2025, respectively. The table excludes (i) properties classified as held for sale, (ii) non-stabilized properties, (iii) certain properties for which we do not receive occupancy information and (iv) properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties at March 31, 2026	Average Occupancy for the 12 Months Ended December 31, 2025	Number of Properties at March 31, 2025	Average Occupancy for the 12 Months Ended December 31, 2024
Senior housing communities	117	80.1%	190	78.9%
SNFs	25	81.1	18	84.6
IRFs and LTACs	42	58.3	34	54.6

The following table compares results of operations for our 199 Same-Store NNN segment properties (dollars in thousands):

	For the Three Months Ended March 31,		Increase to NOI
	2026	2025	$	%
Same-Store NOI—NNN:
Rental income	$123,100	$121,480	$1,620	1.3%
Less: Property-level operating expenses	(2,901)	(3,301)	400	12.1
NOI	$120,199	$118,179	$2,020	1.7

The increase in our Same-Store NNN segment rental income for the three months ended March 31, 2026 compared to the same period in 2025 was attributable primarily to contractual rent escalators.

NOI—Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. The $0.3 million decrease in non-segment NOI for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a reduction in interest income as a result of loan repayments to us.

Corporate Results

Interest and other income

The $0.6 million decrease in Interest and other income for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a decrease in overall cash and cash equivalents invested in short-term money market funds coupled with lower interest rates.

Interest expense

The $6.8 million increase in Interest expense for the three months ended March 31, 2026 compared to the same period in 2025 was driven primarily by higher rates. Our weighted average effective interest rate was 4.58% and 4.47% for the three months ended March 31, 2026 and 2025, respectively. Our weighted average debt outstanding was $13.2 billion for both the three months ended March 31, 2026 and 2025.

Depreciation and amortization

The $60.9 million increase in Depreciation and amortization expense for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to an increase of $54.7 million associated with recent acquisition activities.

General, administrative and professional fees

The $9.6 million increase in General, administrative and professional fees for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to our expanded employee base, consistent with enterprise growth, higher compensation expense and inflation.

Transaction, transition and restructuring costs

The $0.7 million increase in Transaction, transition and restructuring costs for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to higher volume of relevant activities.

Other expense

The $8.3 million increase in Other expense for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to mark to market adjustments to our derivative instruments in 2025.

Loss from unconsolidated entities

The $4.0 million increase in Loss from unconsolidated entities for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to higher depreciation and amortization expense and interest expense due to assets being placed in service.

Gain on real estate dispositions

For the three months ended March 31, 2026, we sold 12 properties for a $15.0 million gain. For the three months ended March 31, 2025, we sold one property and recognized no gain.

Income tax benefit

The $15.9 million income tax benefit for the three months ended March 31, 2026 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities, partially offset by increases in the valuation allowance for certain TRS entities during the period. The $10.6 million income tax expense for the three months ended March 31, 2025 is primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities, partially offset by increases in the valuation allowance for certain TRS entities during the period.

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

We use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO. Nareit defines FFO as net income attributable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate property, including gain (or loss) on re-measurement of equity method investments and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests. Adjustments for unconsolidated entities and noncontrolling interests will be calculated to reflect FFO on the same basis. We define Normalized FFO as Nareit FFO excluding the following income and expense items, without duplication: (a) gains and losses on derivatives, net and changes in the fair value of financial instruments; (b) the non-cash impact of income tax benefits or expenses; (c) gains and losses on extinguishment of debt, net including the write-off of unamortized deferred financing fees or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) transaction, transition and restructuring costs; (e) amortization of other intangibles; (f) non-cash stock-based compensation expense; (g) net expenses or recoveries related to significant disruptive events; (h) the impact of expenses related to asset impairment and valuation allowances; (i) the financial impact of contingent consideration; (j) gains and losses on non-real estate dispositions and other normalizing items related to noncontrolling interests and unconsolidated entities; and (k) other items set forth in the Normalized FFO reconciliation included herein.

The following table summarizes our FFO and Normalized FFO for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders	$55,912	$46,868
Adjustments:
Depreciation and amortization on real estate assets	380,811	320,198
Depreciation on real estate assets related to noncontrolling interests	(4,255)	(4,171)
Depreciation on real estate assets related to unconsolidated entities	22,099	15,995
Gain on real estate dispositions	(15,046)	(169)
Loss on real estate dispositions related to unconsolidated entities	34	38
Nareit FFO attributable to common stockholders	439,555	378,759
Adjustments:
Gain on derivatives, net	(114)	(8,384)
Non-cash impact of income tax benefit	(19,237)	(13,781)
Loss on extinguishment of debt, net	449	—
Transaction, transition and restructuring costs	6,659	5,982
Amortization of other intangibles	119	121
Non-cash stock-based compensation expense (1)	24,842	18,827
Significant disruptive events, net	2,185	4,066
Normalizing items related to noncontrolling interests and unconsolidated entities, net	1,160	488
Normalized FFO attributable to common stockholders (1)	$455,618	$386,078
______________________________
(1)Beginning with the first quarter of 2026, the Company excludes non-cash stock-based compensation expense from the calculation of Normalized FFO. Results for prior periods have been updated to conform to this presentation.
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

The following table sets forth a reconciliation of Net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders	$55,912	$46,868
Adjustments:
Interest and other income	(2,499)	(3,078)
Interest expense	156,142	149,356
Depreciation and amortization	382,468	321,525
General, administrative and professional fees	62,746	53,149
Loss on extinguishment of debt, net	449	—
Transaction, transition and restructuring costs	6,659	5,982
Other expense	9,700	1,412
Net income attributable to noncontrolling interests	3,134	1,488
Loss from unconsolidated entities	7,350	3,311
Gain on real estate dispositions	(15,046)	(169)
Income tax benefit	(15,937)	(10,557)
NOI	$651,078	$569,287

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

Newly acquired development properties and recently developed or redeveloped properties in our SHOP reportable segment will be included in Same-Store once they are stabilized for the full period in both periods presented. These properties are considered stabilized upon the earlier of (a) the achievement of 80% sustained occupancy or (b) 24 months from the date of acquisition or substantial completion of work. Recently developed or redeveloped properties in our OM&R and NNN reportable segments will be included in Same-Store once substantial completion of work has occurred for the full period in both periods presented. SHOP and NNN properties that have undergone operator or business model transitions will be included in Same-Store once operating under consistent operating structures for the full period in both periods presented.

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

To eliminate the impact of exchange rate movements, our same-store NOI and same-store SHOP communities average monthly revenue per occupied room (RevPor) performance-based disclosures assume constant exchange rates across comparable periods using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average monthly exchange rate for the current period.

The following table shows the same-store metrics for the prior year’s results with and without the impact from applying a constant exchange rate:

	For the Three Months Ended March 31, 2025
	Constant Exchange Rate	Without Constant Exchange Rate
Same-Store NOI—SHOP
Resident fees and services	$878,104	$872,492
Less: Property-level operating expenses	(629,571)	(626,209)
NOI	$248,533	$246,283

Same-Store NOI—NNN
Rental income	$121,480	$121,220
Less: Property-level operating expenses	(3,301)	(3,301)
NOI	$118,179	$117,919

	For the Three Months Ended March 31, 2025
	Constant Exchange Rate	Without Constant Exchange Rate
Same-Store RevPor - SHOP Communities	$5,249	$5,216

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of March 31, 2026	As of December 31, 2025
Investment mix by asset type (1):
Senior housing communities	70.2%	69.2%
Outpatient medical buildings	17.6	18.2
Research centers	5.4	5.6
Other healthcare facilities	4.1	4.1
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.7	1.8
Skilled nursing facilities (“SNFs”)	0.6	0.7
Secured loans receivable and investments, net	0.4	0.4
Total	100.0%	100.0%
Investment mix by manager and tenant (1)(2):
Atria	19.0%	19.6%
Lillibridge	9.2	9.5
Sunrise	9.1	9.3
Le Groupe Maurice	6.0	6.2
Discovery	5.6	5.4
Wexford	5.2	5.3
Ardent	4.4	4.5
PMB RES	3.9	4.0
All other	37.6	36.2
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale, development properties not yet operational and land parcels and including secured loan receivable and investments, net) as of each reporting date.
(2)Certain figures have been updated to reflect order of significance.

	For the Three Months Ended March 31,
	2026	2025
Operations mix by manager and tenant and business model:
Total Revenues:
SHOP	78.0%	71.3%
Ardent	2.4	2.8
Kindred	2.0	2.7
All others	17.6	23.2
Total	100.0%	100.0%
Net operating income (“NOI”):
SHOP	57.5%	46.5%
Ardent	6.0	6.7
Kindred	5.2	6.3
All other	31.3	40.5
Total	100.0%	100.0%
Operations mix by geographic location:
Total Revenues:
California	11.6%	12.9%
Texas	9.0	7.2
New York	8.0	6.9
Quebec, Canada	4.9	5.3
Illinois	4.5	4.5
All others	62.0	63.2
Total	100.0%	100.0%

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the three months ended March 31, 2026, we had no triple-net lease expirations that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

Tenant Lease Expirations

The following table summarizes our lease expirations in our OM&R and NNN segments, excluding real estate assets classified as held for sale, over the next 10 years and thereafter, assuming that none of the tenants exercise any of their renewal or purchase options, as of March 31, 2026 (dollars and square feet in thousands):

	Expiration Year
	Remainder of 2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	Thereafter
OM&R:
Square Feet	1,838	3,009	2,531	2,649	2,371	1,758	1,562	1,240	2,542	841	1,843
OM&R Annualized Base Rent (1)	$50,435	$91,210	$74,947	$76,088	$68,545	$43,173	$45,748	$38,719	$70,906	$23,393	$53,508
% of Total OM&R Annualized Base Rent	8%	14%	12%	12%	11%	7%	7%	6%	11%	4%	8%

NNN:
Segment Properties	12	6	16	18	27	20	7	4	5	80	4
NNN Annualized Base Rent (1)(2)	$12,898	$10,795	$43,899	$12,151	$87,312	$30,081	$9,271	$1,570	$16,481	$214,417	$18,344
% of Total NNN Annualized Base Rent	3%	2%	10%	3%	19%	7%	2%	—%	4%	47%	4%

Total OM&R and NNN Annualized Base Rent	$63,333	$102,005	$118,846	$88,239	$155,857	$73,255	$55,019	$40,289	$87,387	$237,810	$71,851
% of Total OM&R and NNN Annualized Base Rent	6%	9%	11%	8%	14%	7%	5%	4%	8%	22%	7%
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

(2)The expiration of ABR in 2028, 2030 and 2034 includes rent associated with 6, 20 and 5 properties, respectively, currently leased to Kindred. The expiration of ABR in 2035 includes rent associated with 65 properties currently leased to Brookdale and 11 properties currently leased to Ardent. See “Risk Factors—Risks Relating to Our Business Operations and Strategy—Our inability to renew our management agreements with our SHOP managers or our leases with our NNN and OM&R tenants on as favorable terms or at all, and our inability when necessary, to effectively and efficiently transition a SHOP community to a new manager or a NNN or OM&R property to a new tenant, may have an adverse effect on our business, financial condition and results of operations” included in Part I, Item 1A of this Annual Report.

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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the three months ended March 31, 2026, our material contractual obligations decreased primarily due to the net repayment of debt. See “Note 10 – Senior Notes Payable and Other Debt” and “Note 12 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of March 31, 2026, our $3.5 billion unsecured revolving credit facility had no borrowings outstanding and $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.0 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with Ventas Realty’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of March 31, 2026 and December 31, 2025, we had $65.0 million and no borrowings, respectively, outstanding under our commercial paper program.

As of March 31, 2026, Ventas Realty had an unsecured term loan in aggregate principal of up to $1.25 billion, consisting of a $700 million unsecured term loan and a $550 million unsecured delayed draw term loan which, as of March 31, 2026, remained undrawn. The term loan is priced at SOFR plus 0.85%, which is subject to adjustment based on Ventas Realty’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It is scheduled to mature in January 2031 and includes an accordion feature that permits Ventas Realty to increase the aggregate borrowings thereunder to up to $1.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase. The term loan, originally issued in June 2022, was amended in January 2026 to, among other things, extend the maturity from June 2027 to January 2031; increase the principal amount of the unsecured term loan from $500 million to $700 million, which increase was used to repay in full Ventas Realty’s $200 million unsecured term loan due February 2027; and establish the $550 million unsecured delayed draw term loan. The amended term loan was primarily accounted for as a debt modification resulting in no gain or loss.

As of March 31, 2026, we had a $100.0 million uncommitted line for standby letters of credit, which had an outstanding balance of $18.6 million. The agreement governing the line contains certain customary covenants and other terms and conditions. Under its terms, we are required to pay a fixed rate commission on each outstanding letter of credit.

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

As of March 31, 2026, we had $856.1 million, aggregate principal amount of the Exchangeable Notes outstanding with an effective interest rate of 4.62% inclusive of the impact of the amortization of issuance costs. During the three months ended March 31, 2026, we recognized $8.0 million of contractual interest expense and amortization of issuance costs of $1.8 million related to the Exchangeable Notes. Unamortized deferred financing costs of $1.2 million as of March 31, 2026 were recorded as an offset to Senior notes payable and other debt on our Consolidated Balance Sheets. During the three months ended March 31, 2026, noteholders exchanged $6.4 million principal amount of the Exchangeable Notes pursuant to the terms of the governing indenture.

The Exchangeable Notes are currently exchangeable at an exchange rate of 18.2936 shares of our common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $54.66 per share of common stock). The exchange rate is subject to adjustment, including in the event of the payment of a quarterly dividend in excess of $0.45 per share, but will not be adjusted for any accrued and unpaid interest. Upon exchange of the Exchangeable Notes, Ventas Realty will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and elected to deliver shares of common stock in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. As of March 1, 2026, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Notes are exchangeable at the option of the noteholders at any time.

Senior Notes

In January 2026, we repaid $500.0 million aggregate principal amount of 4.13% Senior Notes due 2026.

Mortgages

During the three months ended March 31, 2026, we refinanced a CAD $92.0 million ($67.4 million) mortgage loan with new maturity in February 2031 and repaid a mortgage with principal amount of CAD $87.1 million ($63.8 million).

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

As of March 31, 2026, our variable rate debt obligations of $1.1 billion reflect, in part, the effect of $75.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

As of March 31, 2026, our fixed rate debt obligations of $11.5 billion reflect, in part, the effect of $125.3 million and C$591.6 million ($425.2 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2026 Activity

During the three months ended March 31, 2026, approximately $0.5 million of realized losses primarily relating to our interest rate swaps and treasury locks were reclassified into Interest expense in our Consolidated Statements of Income. Approximately $0.1 million of unrealized gains, which are included in Accumulated other comprehensive income as of March 31, 2026, are expected to be reclassified into earnings within the next 12 months.

Capital Stock

In February 2026, we amended our existing ATM Program, such that the aggregate gross sales price of common stock available for issuance under the ATM Program immediately following the amendment was $2.5 billion. As of March 31, 2026, the remaining amount available under the ATM Program for future sales of common stock was $1.4 billion.

During the three months ended March 31, 2026, we entered into equity forward sales agreements under the ATM Program for 13.8 million shares of our common stock for gross proceeds of $1.2 billion, representing an average price of $84.62 per share. During the three months ended March 31, 2026, we settled 10.6 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $800.0 million.

In April 2026, we entered into equity forward sales agreements under the ATM Program for 2.5 million shares of common stock or approximately $205.5 million in gross proceeds which remain unsettled with maturity in October 2027. As of April 28, 2026, the remaining amount available under the ATM Program for future sales of common stock was $1.2 billion, and we maintained unsettled equity forward sales agreements of 19.6 million shares of common stock, or approximately $1.6 billion in gross proceeds, with varying maturities through October 2027.

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

Dividends

During the three months ended March 31, 2026, we declared a dividend of $0.52 per share of our common stock. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2026.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
Cash, cash equivalents and restricted cash at beginning of period	$786,137	$957,233	$(171,096)	(17.9)%
Net cash provided by operating activities	394,607	321,144	73,463	22.9
Net cash used in investing activities	(1,068,505)	(883,744)	(184,761)	(20.9)
Net cash provided by (used in) financing activities	89,963	(149,136)	239,099	160.3
Effect of foreign currency translation	(912)	466	(1,378)	(295.7)
Cash, cash equivalents and restricted cash at end of period	$201,290	$245,963	$(44,673)	(18.2)

Cash Flows from Operating Activities

Cash flows from operating activities increased $73.5 million during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to growth in our SHOP business.

Cash Flows from Investing Activities

Net cash used in investing activities increased $184.8 million during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a $204.2 million increase from higher real estate investments in our SHOP business and a $28.1 million increase in development and redevelopment projects, partially offset by a $33.8 million increase in proceeds from dispositions.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $239.1 million during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a $368.4 million net increase from debt, commercial paper and revolving credit facilities, partially offset by a $77.2 million decrease in proceeds from common stock issuances and a $32.2 million increase in cash distribution to common stockholders and noncontrolling interest.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the entities and any outstanding loans receivable. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, as of March 31, 2026, we had $19.4 million outstanding letters of credit obligations.

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

Market Risk

We are primarily exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility, our unsecured term loans and our commercial paper program, certain of our mortgage loans that are variable rate obligations, mortgage loans receivable that bear interest at variable rates and available for sale securities. These market risks result primarily from changes in benchmark interest rates. To manage these risks, we continuously monitor our level of variable rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions. See “Risk Factors—We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31, 2026	As of December 31, 2025	As of March 31, 2025
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$9,235,281	$9,761,830	$8,693,834
Unsecured term loans	—	—	—
Mortgage loans and other	2,240,690	2,202,886	2,660,232
Subtotal fixed rate	11,475,971	11,964,716	11,354,066
Variable rate:
Unsecured revolving credit facility	—	—	—
Unsecured term loans	700,000	700,000	700,000
Commercial paper notes	65,000	—	243,000
Mortgage loans and other	366,373	438,911	495,955
Subtotal variable rate	1,131,373	1,138,911	1,438,955
Total	$12,607,344	$13,103,627	$12,793,021
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	73.3%	74.5%	68.0%
Unsecured term loans	—	—	—
Mortgage loans and other	17.8	16.8	20.8
Variable rate:
Unsecured revolving credit facility	—	—	—
Unsecured term loans	5.6	5.3	5.5
Commercial paper notes	0.5	—	1.9
Mortgage loans and other	2.8	3.4	3.8
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	4.3%	4.3%	4.2%
Unsecured term loans	—	—	—
Mortgage loans and other	4.3	4.4	4.3
Variable rate:
Unsecured revolving credit facility	—	—	—
Unsecured term loans	4.5	4.7	5.3
Commercial paper notes	4.0	—	4.6
Mortgage loans and other	5.1	4.9	4.9
Total	4.3	4.3	4.3

The variable rate debt as of March 31, 2026 in the table above reflects, in part, the effect of $75.3 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt as of March 31, 2026 in the table above reflects, in part, the effect of $125.3 million and C$591.6 million ($425.2 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

The change in our outstanding variable rate debt at March 31, 2026 compared to December 31, 2025 was immaterial.

The decrease in our outstanding fixed rate debt at March 31, 2026 compared to December 31, 2025 was primarily attributable to the repayment of senior notes.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of March 31, 2026 of $1.1 billion, interest expense on an annualized basis would increase by approximately $11.3 million, or approximately $0.02 per diluted common share.

As of March 31, 2026 and December 31, 2025, our joint venture partners’ aggregate share of total consolidated debt was $327.2 million and $328.2 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $754.3 million and $732.5 million as of March 31, 2026 and December 31, 2025, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of March 31, 2026	As of December 31, 2025
Gross book value	$11,475,971	$11,964,716
Fair value	11,730,647	12,290,096
Fair value reflecting change in interest rates:
-100 basis points	12,197,023	12,826,536
+100 basis points	11,300,402	11,859,768

As of March 31, 2026 and December 31, 2025, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $160.4 million and $166.8 million, respectively. See “Note 6 – Loans Receivable and Investments” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2026 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Net Income and Normalized FFO for the three months ended March 31, 2026 would decrease or increase by less than $0.01 per diluted common share. We will continue to mitigate these risks through a layered approach to hedging and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have a significant effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of 2026 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The information contained in “Note 12 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2025 Annual Report.

ITEM 1A.        RISK FACTORS

We face a number of risks and uncertainties. In addition to the other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our 2025 Annual Report. If any of the risks described in our 2025 Annual Report or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2026:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31	15,503	$77.33	—	—
February 1 through February 28	201,164	83.36	—	—
March 1 through March 31	25,206	85.12	—	—
Total	241,873	$83.16	—	—
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.1*
Second Amendment to Credit and Guaranty Agreement, dated as of January 7, 2026, among Ventas, Inc., as Guarantor, Ventas Realty, Limited Partnership, as Borrower, the lenders identified therein and Bank of America, N.A., as Administrative Agent.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: April 28, 2026

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst
Executive Vice President and Chief Financial Officer