Form 10-Q
period 2026-09-30
Ventas, Inc.
filed 2026-10-28
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 27, 2026, there were 528,820,000 shares of the registrant’s common stock outstanding.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	As of September 30, 2026	As of December 31, 2025
Assets
Real estate investments:
Land and improvements	$3,390,024	$2,962,738
Buildings and improvements	34,209,438	30,872,598
Construction in progress	248,737	358,811
Acquired lease intangibles	2,046,823	1,680,567
Operating lease assets	314,623	295,838
	40,209,645	36,170,552
Accumulated depreciation and amortization	(12,912,169)	(12,043,619)
Net real estate property	27,297,476	24,126,933
Secured loans receivable and investments, net	442,287	143,913
Investments in unconsolidated real estate entities	584,905	617,571
Net real estate investments	28,324,668	24,888,417
Cash and cash equivalents	202,009	741,067
Escrow deposits and restricted cash	27,623	45,070
Goodwill	1,045,824	1,046,072
Assets held for sale	100,813	42,993
Deferred income tax assets, net	2,807	2,797
Other assets	921,638	825,529
Total assets	$30,625,382	$27,591,945
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$12,436,652	$13,011,016
Accrued interest payable	97,664	143,104
Operating lease liabilities	230,568	208,602
Accounts payable and other liabilities	1,469,788	1,240,820
Liabilities related to assets held for sale	6,489	4,032
Deferred income tax liabilities	31,801	23,409
Total liabilities	14,272,962	14,630,983
Redeemable OP unitholder and noncontrolling interests	492,756	375,154
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 1,200,000 shares authorized, 528,820 and 474,926 shares outstanding at September 30, 2026 and December 31, 2025, respectively	132,205	118,732
Capital in excess of par value	23,834,762	19,976,183
Accumulated other comprehensive loss	(23,689)	(39,851)
Retained earnings (deficit)	(8,136,215)	(7,527,777)
Treasury stock, 0 shares issued	—	(34)
Total Ventas stockholders’ equity	15,807,063	12,527,253
Noncontrolling interests	52,601	58,555
Total equity	15,859,664	12,585,808
Total liabilities and equity	$30,625,382	$27,591,945
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income:
Triple-net leased properties	$129,484	$160,050	$377,411	$468,865
Outpatient medical and research portfolio	233,239	226,200	691,948	668,333
	362,723	386,250	1,069,359	1,137,198
Resident fees and services	1,450,802	1,088,546	4,107,090	3,090,164
Third-party capital management revenues	4,140	4,492	12,796	13,225
Income from loans and investments	12,165	5,524	22,866	14,243
Interest and other income	1,961	4,184	6,238	13,133
Total revenues	1,831,791	1,488,996	5,218,349	4,267,963
Expenses
Interest	161,388	158,124	477,564	457,778
Depreciation and amortization	446,013	357,173	1,236,192	1,026,417
Property-level operating expenses:
Senior housing	1,020,832	786,250	2,899,163	2,236,952
Outpatient medical and research portfolio	80,529	79,136	238,611	230,094
Triple-net leased properties	3,201	3,012	9,244	10,505
	1,104,562	868,398	3,147,018	2,477,551
Third-party capital management expenses	1,794	1,517	5,333	4,969
General, administrative and professional fees	47,698	40,387	157,430	136,392
Loss on extinguishment of debt, net	14	119	546	119
Transaction, transition and restructuring costs	7,872	5,472	28,009	16,081
Other expense	9,821	13,370	23,975	20,621
Total expenses	1,779,162	1,444,560	5,076,067	4,139,928
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	52,629	44,436	142,282	128,035
(Loss) income from unconsolidated entities	(5,464)	16,644	(20,626)	12,195
Gain on real estate dispositions	815	1,283	16,037	35,268
Income tax benefit	19,301	6,345	60,856	13,028
Net income	67,281	68,708	198,549	188,526
Net income attributable to noncontrolling interests	1,901	2,661	6,687	7,347
Net income attributable to common stockholders	$65,380	$66,047	$191,862	$181,179
Earnings per common share
Basic:
Net income	$0.13	$0.15	$0.40	$0.42
Net income attributable to common stockholders	0.13	0.14	0.39	0.40
Diluted:
Net income	$0.13	$0.15	$0.40	$0.41
Net income attributable to common stockholders	0.13	0.14	0.38	0.40
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$67,281	$68,708	$198,549	$188,526
Other comprehensive income (loss):
Foreign currency translation gain (loss)	674	(4,364)	2,408	6,307
Unrealized (loss) gain on available for sale securities	(986)	129	(1,330)	755
Unrealized gain (loss) on derivative instruments	8,981	(2,775)	12,906	(10,604)
Total other comprehensive income (loss)	8,669	(7,010)	13,984	(3,542)
Comprehensive income	75,950	61,698	212,533	184,984
Comprehensive income (loss) attributable to noncontrolling interests	2,749	(363)	4,509	8,069
Comprehensive income attributable to common stockholders	$73,201	$62,061	$208,024	$176,915
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2026 and 2025
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30, 2026
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2026	$128,237	$22,478,217	$(31,510)	$(7,925,545)	$—	14,649,399	$53,165	14,702,564
Net income	—	—	—	65,380	—	65,380	1,901	67,281
Other comprehensive income	—	—	7,821	—	—	7,821	848	8,669
Net change in noncontrolling interests	—	(6,536)	—	—	—	(6,536)	(3,313)	(9,849)
Dividends to common stockholders—$0.52 per share	—	45	—	(276,050)	—	(276,005)	—	(276,005)
Issuance of common stock for stock plans, restricted stock grants and other	3,968	1,351,754	—	—	—	1,355,722	—	1,355,722
Adjust redeemable OP unitholder interests to current fair value	—	16,182	—	—	—	16,182	—	16,182
Redemption of OP Units	—	(4,900)	—	—	—	(4,900)	—	(4,900)
Balance at September 30, 2026	$132,205	$23,834,762	$(23,689)	$(8,136,215)	$—	$15,807,063	$52,601	$15,859,664

	For the Three Months Ended September 30, 2025
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2025	$113,216	$18,701,834	$(33,804)	$(7,208,703)	$(43,155)	$11,529,388	$63,073	$11,592,461
Net income	—	—	—	66,047	—	66,047	2,661	68,708
Other comprehensive loss	—	—	(3,986)	—	—	(3,986)	(3,024)	(7,010)
Net change in noncontrolling interests	—	(3,133)	—	—	—	(3,133)	(876)	(4,009)
Dividends to common stockholders—$0.48 per share	—	34	—	(226,584)	—	(226,550)	—	(226,550)
Issuance of common stock for stock plans, restricted stock grants and other	3,723	1,021,108	—	—	(17)	1,024,814	—	1,024,814
Adjust redeemable OP unitholder interests to current fair value	—	(24,265)	—	—	—	(24,265)	—	(24,265)
Redemption of OP Units	—	(391)	—	—	—	(391)	—	(391)
Balance at September 30, 2025	$116,939	$19,695,187	$(37,790)	$(7,369,240)	$(43,172)	$12,361,924	$61,834	$12,423,758

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended September 30, 2026
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive(Loss) Income	Retained Earnings (Deficit)	TreasuryStock	Total Ventas Stockholders’Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2026	$118,732	$19,976,183	$(39,851)	$(7,527,777)	$(34)	$12,527,253	$58,555	$12,585,808
Net income	—	—	—	191,862	—	191,862	6,687	198,549
Other comprehensive income (loss)	—	—	16,162	—	—	16,162	(2,178)	13,984
Net change in noncontrolling interests	—	(22,831)	—	—	—	(22,831)	(10,463)	(33,294)
Dividends to common stockholders—$1.56 per share	—	89	—	(800,300)	—	(800,211)	—	(800,211)
Issuance of common stock for stock plans, restricted stock grants and other	13,473	3,911,523	—	—	34	3,925,030	—	3,925,030
Adjust redeemable OP unitholder interests to current fair value	—	(22,149)	—	—	—	(22,149)	—	(22,149)
Redemption of OP Units	—	(8,053)	—	—	—	(8,053)	—	(8,053)
Balance at September 30, 2026	$132,205	$23,834,762	$(23,689)	$(8,136,215)	$—	$15,807,063	$52,601	$15,859,664

	For the Nine Months Ended September 30, 2025
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive(Loss) Income	Retained Earnings (Deficit)	TreasuryStock	Total Ventas Stockholders’Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2025	$109,119	$17,607,482	$(33,526)	$(6,886,653)	$(25,155)	$10,771,267	$58,329	$10,829,596
Net income	—	—	—	181,179	—	181,179	7,347	188,526
Other comprehensive (loss) income	—	—	(4,264)	—	—	(4,264)	722	(3,542)
Net change in noncontrolling interests	—	(5,373)	—	—	—	(5,373)	(4,564)	(9,937)
Dividends to common stockholders—$1.44 per share	—	83	—	(663,766)	—	(663,683)	—	(663,683)
Issuance of common stock for stock plans, restricted stock grants and other	7,820	2,135,428	—	—	(18,017)	2,125,231	—	2,125,231
Adjust redeemable OP unitholder interests to current fair value	—	(40,588)	—	—	—	(40,588)	—	(40,588)
Redemption of OP Units	—	(1,845)	—	—	—	(1,845)	—	(1,845)
Balance at September 30, 2025	$116,939	$19,695,187	$(37,790)	$(7,369,240)	$(43,172)	$12,361,924	$61,834	$12,423,758

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$198,549	$188,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,236,192	1,026,417
Amortization of deferred revenue and lease intangibles, net	(14,424)	(31,012)
Other non-cash amortization	24,607	22,484
Stock-based compensation	36,080	32,415
Straight-lining of rental income	(25,399)	(38,784)
Loss on extinguishment of debt, net	546	119
Gain on real estate dispositions	(16,037)	(35,268)
Gain on real estate loan investments	(11)	—
Income tax benefit	(72,155)	(22,002)
Loss (income) from unconsolidated entities	20,625	(12,195)
Distributions from unconsolidated entities	23,708	21,749
Other	8,529	8,417
Changes in operating assets and liabilities:
Increase in other assets	(67,704)	(14,515)
Decrease in accrued interest payable	(46,157)	(30,560)
Increase in accounts payable and other liabilities	133,810	59,272
Net cash provided by operating activities	1,440,759	1,175,063
Cash flows from investing activities:
Net investment in real estate property	(3,545,476)	(1,985,249)
Investment in loans receivable	(309,870)	(866)
Proceeds from real estate disposals	66,818	158,769
Proceeds from loans receivable	12,126	9,432
Redevelopment and development project expenditures	(214,325)	(184,412)
Other capital expenditures	(319,345)	(226,152)
Distributions from unconsolidated entities	11,212	—
Investment in unconsolidated entities	(25,394)	(40,157)
Insurance proceeds for property damage claims	7,199	2,939
Net cash used in investing activities	(4,317,055)	(2,265,696)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(6,768)
Net change in borrowings under commercial paper program	16,998	—
Proceeds from debt	1,023,231	606,850
Repayment of debt	(1,812,156)	(1,651,650)
Purchase of noncontrolling interests	—	(2,057)
Payment of deferred financing costs	(8,571)	(9,560)
Issuance of common stock, net	3,898,732	2,064,227
Cash distributions to common stockholders	(750,582)	(634,376)
Cash distributions to redeemable OP unitholders	(4,697)	(4,740)
Cash issued for redemption of OP Units	(9,987)	(2,092)
Contributions from noncontrolling interests	1,238	80
Distributions to noncontrolling interests	(15,555)	(11,318)
Proceeds from stock option exercises	13,275	45,651
Other	(30,000)	(20,346)
Net cash provided by financing activities	2,321,926	373,901
Net decrease in cash, cash equivalents and restricted cash	(554,370)	(716,732)
Effect of foreign currency translation	(2,135)	2,050
Cash, cash equivalents and restricted cash at beginning of period	786,137	957,233
Cash, cash equivalents and restricted cash at end of period	$229,632	$242,551
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Income taxes paid, net	$6,033	$8,370
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$482,698	$54,751
Other assets	25,601	5,149
Debt	(289,118)	—
Other liabilities	(53,356)	(25,173)
Deferred income tax liability	(81,082)	(34,727)
Noncontrolling interests	(84,743)	—
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., (together with its consolidated subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “Ventas,” “Company” and other similar terms) is an S&P 500 company focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of September 30, 2026, we owned or had investments in 1,491 properties consisting of 1,454 properties in our reportable segments (“Segment Properties”) and 37 properties held by unconsolidated real estate entities in our non-segment operations. We are headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

In connection with the Reorganization, Ventas Realty, Limited Partnership (“VRLP”) was recapitalized as reflected in the Second Amended and Restated Agreement of Limited Partnership of VRLP (“VRLP Limited Partnership Agreement”). Following the recapitalization, the Operating Company holds all of VRLP’s limited partnership interests and Ventas Inc. remains VRLP’s sole general partner. The foregoing description of the VRLP Limited Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the VRLP Limited Partnership Agreement, which is incorporated herein by reference.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information for our portfolio for the nine months ended September 30, 2026 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$1,207,927	58.6%	848
Outpatient medical and research portfolio (OM&R)	455,568	22.1	407
Triple-net leased properties (NNN)	368,167	17.9	199
Non-segment (2)	28,098	1.4	n/a
	$2,059,760	100.0%	1,454
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
n/a—not applicable.

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

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

	As of September 30, 2026		As of December 31, 2025
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Fonds Immobilier Groupe Maurice, S.E.C.	$1,739,598	$1,099,071	$1,822,300	$1,151,437
NHP/PMB L.P.	640,159	237,881	656,813	235,245
Other identified VIEs	1,988,589	554,920	1,469,659	467,665

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes certain information about our credit risk concentration related to certain NNN and OM&R tenants, including any loans made to those tenants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Contribution as a Percentage of Total Revenues:
Ardent	2.2%	2.6%	2.3%	2.7%
Kindred Healthcare, LLC (“Kindred”)	2.1	2.3	2.0	2.5
Contribution as a Percentage of Total NOI:
Ardent	5.4%	6.3%	5.7%	6.5%
Kindred	5.3	5.5	5.2	5.9

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

The following table summarizes rental income from our NNN and OM&R operating leases (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed income from operating leases	$293,456	$321,326	$864,156	$947,262
Variable income from operating leases	69,267	64,924	205,203	189,936

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

We acquire and invest in senior housing, outpatient medical buildings, research centers and other healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base and to reduce our dependence on any single manager or tenant, geographic location, asset type, business model or revenue source. Each of our acquisitions through September 30, 2026 disclosed below was accounted for as an asset acquisition.

2026 Acquisitions

During the nine months ended September 30, 2026, we acquired 101 senior housing communities in our SHOP segment for an aggregate purchase price of $3.9 billion.

In October 2026, we acquired 13 senior housing communities in our SHOP segment, for an aggregate purchase price of $803.5 million.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—DISPOSITIONS, ASSETS HELD FOR SALE AND IMPAIRMENTS

Dispositions

During the nine months ended September 30, 2026, we sold six senior housing communities in our SHOP segment, two properties in our OM&R segment and 11 properties in our NNN segment for aggregate consideration of $66.8 million and recognized $16.0 million in Gain on real estate dispositions in our Consolidated Statements of Income.

In October 2026, we sold one senior housing community in our SHOP segment and seven properties in our OM&R segment for aggregate consideration of $135.8 million and expect to recognize a gain of $77.4 million.

Assets Held for Sale

The table below summarizes our real estate assets and liabilities classified as held for sale reported on our Consolidated Balance Sheets (dollars in thousands):

	As of September 30, 2026			As of December 31, 2025
	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Segment Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
SHOP	14	$44,224	$4,632	6	$20,337	$2,786
OM&R (1)	8	56,589	1,857	—	468	130
NNN	—	—	—	10	22,188	1,116
Total	22	$100,813	$6,489	16	$42,993	$4,032
______________________________
(1) Balances include unsettled working capital related to properties sold.
Real Estate Impairments

For the three months ended September 30, 2026, we recognized impairments of $49.7 million comprising $44.0 million, $5.5 million and $0.2 million in our SHOP, OM&R and NNN segments, respectively. For the nine months ended September 30, 2026, we recognized impairments of $110.0 million comprising $74.7 million, $31.0 million and $4.3 million in our SHOP, OM&R and NNN segments, respectively. For the three months ended September 30, 2025, we recognized impairments of $28.3 million comprising $0.7 million, $24.3 million and $3.2 million in our SHOP, OM&R and NNN segments, respectively. For the nine months ended September 30, 2025, we recognized impairments of $85.4 million comprising $26.7 million, $55.4 million and $3.3 million in our SHOP, OM&R and NNN segments, respectively. The impairments were recorded primarily as a component of Depreciation and amortization in our Consolidated Statements of Income. The impairments were primarily attributable to changes in our intent to hold certain assets or decreases in their expected future cash flows.

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS, NET

As of September 30, 2026, and December 31, 2025, we held $463.0 million and $164.7 million, respectively, of loans receivable and investments, net of allowance, which are comprised of secured loans receivable and investments, net and non-mortgage loans receivable, net and relate to senior housing and healthcare operators or properties. Secured loans receivable and investments, net generally consist of loans that are primarily collateralized by a mortgage, a leasehold mortgage or an assignment or pledge of equity interest in entities that primarily own real estate. Non-mortgage loans receivable, net are generally corporate loans that are collateralized primarily by non-real estate related collateral or are unsecured.

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

The following is a summary of our loans receivable and investments, net (dollars in thousands):

	Amortized Cost	Allowance	Carrying Amount	Fair Value
As of September 30, 2026:
Net real estate investments
Secured loans receivable and investments, net	$442,287	$—	$442,287	$434,913
Other assets
Non-mortgage loans receivable, net	23,917	(3,235)	20,682	19,598
Total loans receivable and investments, net (1)	$466,204	$(3,235)	$462,969	$454,511
As of December 31, 2025:
Net real estate investments
Secured loans receivable and investments, net	$143,913	$—	$143,913	$146,364
Other assets
Non-mortgage loans receivable, net	24,062	(3,235)	20,827	20,432
Total loans receivable and investments, net (1)	$167,975	$(3,235)	$164,740	$166,796
______________________________
(1)Loans receivable and investments, net have contractual maturities ranging from 2026 to 2041.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. Our investments in unconsolidated entities include investments in both real estate entities and operating entities as described further below. We periodically evaluate our investments in unconsolidated entities for indicators of an other-than-temporary impairment. No impairments were recognized for our investments in unconsolidated entities during the nine months ended September 30, 2026 and 2025.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investments in Unconsolidated Real Estate Entities

Below is a summary of our investments in unconsolidated real estate entities, including through VIM, as of September 30, 2026 and December 31, 2025, respectively (dollars in thousands):

	Ownership (1) as of		Carrying Amount as of
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Investments in unconsolidated real estate entities:
Ventas Fund	20.1%	20.1%	$302,091	$288,469
Pension Fund Joint Venture	25.0%	25.0%	5,151	6,200
Research & Innovation Development Joint Ventures	53.0%	53.0%	240,220	282,512
Ventas Investment Management platform			547,462	577,181
Atrium Health & Wake Forest Joint Venture	51.0%	51.0%	36,877	39,809
All other (2)	34.0%-37.5%	34.0%-37.5%	566	581
Total Investments in unconsolidated real estate entities			$584,905	$617,571
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

During the nine months ended September 30, 2026, the Ventas Fund, an equity method investee, acquired three senior housing communities for an aggregate purchase price of $172.5 million.

During the nine months ended September 30, 2026, the Pension Fund Joint Venture, an equity method investee, sold one senior housing community for proceeds of $37.8 million. In October 2026, this entity sold its last remaining senior housing community for aggregate consideration of $142.0 million.

We provide various services to our unconsolidated real estate entities in exchange for fees and reimbursements. Total management fees earned in connection with these services were $3.7 million and $4.0 million for the three months ended September 30, 2026 and 2025 and $11.3 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively. Such amounts, along with any promote revenue, are included in Third-party capital management revenues in our Consolidated Statements of Income.

Investments in Unconsolidated Operating Entities

We own investments in unconsolidated operating entities such as Atria and Ardent, which are included within Other assets on our Consolidated Balance Sheets.

As of September 30, 2026, we held a 34% ownership interest in Atria, which entitles us to customary minority rights and protections, including the right to appoint two members to the Atria Board of Directors.

As of September 30, 2026, we held an approximately 6.7% ownership interest in Ardent. One of our former executive officers is currently a member of the Ardent Board of Directors. We have the right (but not the obligation) to nominate one member of the Ardent Board of Directors for so long as we beneficially own 4% or more of the total voting power of the outstanding common stock of Ardent, pursuant to our nomination agreement with Ardent.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—INTANGIBLES

The following is a summary of our intangibles (dollars in thousands):

	As of September 30, 2026		As of December 31, 2025
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
Above-market lease intangibles (1)	$115,695	3.8	$120,178	4.0
In-place lease and other real estate intangibles (2)	1,931,128	4.8	1,560,389	7.0
Acquired lease intangibles	2,046,823		1,680,567
Goodwill	1,045,824	n/a	1,046,072	n/a
Other intangibles (2)	41,206	57.5	41,261	48.0
Accumulated amortization	(1,538,422)	n/a	(1,374,077)	n/a
Net intangible assets	$1,595,431	5.7	$1,393,823	8.1
Intangible liabilities:
Below-market lease intangibles (1)	$245,980	13.6	$246,153	13.1
Other lease intangibles	13,497	n/a	13,498	n/a
Accumulated amortization	(204,828)	n/a	(198,762)	n/a
Purchase option intangibles	3,568	n/a	3,568	n/a
Net intangible liabilities	$58,217	13.6	$64,457	13.1
______________________________
(1)     Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our Consolidated Statements of Income.
(2)     Amortization of intangibles is recorded in Depreciation and amortization in our Consolidated Statements of Income.
n/a—not applicable

During the nine months ended September 30, 2026, we acquired $395.7 million of intangible assets as part of our real estate acquisitions, consisting primarily of in-place lease intangibles, with a weighted average amortization period of 2.2 years at acquisition date. During the year ended December 31, 2025, we acquired $209.5 million of intangible assets as part of our real estate acquisitions, consisting primarily of in-place lease intangibles, with a weighted average amortization period of 3.5 years at acquisition date.

Other intangibles (including non-compete agreements, trade names and trademarks) are included in Other assets on our Consolidated Balance Sheets. Net intangible liabilities are included in Accounts payable and other liabilities on our Consolidated Balance Sheets.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—OTHER ASSETS

The following is a summary of our Other assets (dollars in thousands):

	As of September 30, 2026	As of December 31, 2025
Straight-line rent receivables	$262,221	$250,833
Deferred lease costs, net	179,881	163,481
Accounts receivable, net (1)	120,665	99,872
Investment in unconsolidated operating entities	105,382	100,614
Prepaid assets	115,187	81,389
Non-mortgage loans receivable, net	20,682	20,827
Other intangibles, net	9,987	10,681
Other (2)	107,633	97,832
Total Other assets	$921,638	$825,529
_____________________________
(1)    Allowance for doubtful accounts as of September 30, 2026 and December 31, 2025 were $80.7 million and $71.5 million, respectively.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our Senior notes payable and other debt (dollars in thousands):

	As of September 30, 2026	As of December 31, 2025
Unsecured revolving credit facility (1)	$—	$—
Commercial paper notes	17,000	—
4.125% Senior Notes due 2026	—	500,000
3.75% Exchangeable Senior Notes due 2026	—	862,500
3.25% Senior Notes due 2026	450,000	450,000
Unsecured term loan due February 2027	—	200,000
2.45% Senior Notes, Series G due 2027 (2)	333,849	346,109
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	650,000
5.398% Senior Notes, Series I due 2028 (2)	421,704	437,190
4.40% Senior Notes due 2029	750,000	750,000
5.10% Senior Notes, Series J due 2029 (2)	456,846	473,623
3.00% Senior Notes due 2030	650,000	650,000
4.75% Senior Notes due 2030	500,000	500,000
2.50% Senior Notes due 2031	500,000	500,000
3.30% Senior Notes, Series H due 2031 (2)	210,852	218,595
Unsecured term loan due January 2031	1,250,000	500,000
5.10% Senior Notes due 2032	500,000	500,000
5.625% Senior Notes due 2034	500,000	500,000
5.00% Senior Notes due 2035	550,000	550,000
5.00% Senior Notes due 2036	500,000	500,000
6.90% Senior Notes due 2037 (3)	52,400	52,400
6.59% Senior Notes due 2038 (3)	21,413	21,413
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
4.875% Senior Notes due 2049	300,000	300,000
Mortgage loans and other	2,897,736	2,641,797
Total	12,511,800	13,103,627
Deferred financing costs, net	(74,193)	(81,529)
Unamortized fair value adjustment	13,920	6,422
Unamortized discounts	(14,875)	(17,504)
Senior notes payable and other debt	$12,436,652	$13,011,016
______________________________
(1)As of September 30, 2026 and December 31, 2025, we had no Canadian Dollar or British Pound borrowings outstanding.
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of September 30, 2026, we had a $3.5 billion unsecured revolving credit facility priced at the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (“SOFR”) plus 0.775% which is subject to adjustment based on the Company’s debt ratings. Our unsecured revolving credit facility matures in April 2028, and may be extended at our option, subject to the satisfaction of certain conditions, for two additional six-month periods. The unsecured revolving credit facility includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $4.5 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

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

As of September 30, 2026, our $3.5 billion unsecured revolving credit facility had no borrowings outstanding and $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, VRLP, may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.5 billion, which was increased from $2.0 billion in May 2026. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with VRLP’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of September 30, 2026 and December 31, 2025, we had $17.0 million and no borrowings, respectively, outstanding under our commercial paper program.

As of September 30, 2026, VRLP had an unsecured term loan in aggregate principal of $1.25 billion. The term loan is priced at SOFR plus 0.85%, which is subject to adjustment based on VRLP’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It is scheduled to mature in January 2031 and includes an accordion feature that permits VRLP to increase the aggregate borrowings thereunder to up to $1.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of September 30, 2026, we had a $100.0 million uncommitted line for standby letters of credit, which had an outstanding balance of $28.1 million. The agreement governing the line contains certain customary covenants and other terms and conditions. Under its terms, we are required to pay a fixed rate commission on each outstanding letter of credit.

Exchangeable Senior Notes

In June 2023, VRLP issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes were senior, unsecured obligations of VRLP and fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bore interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes matured in June 2026. During the nine months ended September 30, 2026, we settled the aggregate principal amount of the Exchangeable Notes with $862.5 million in cash and the conversion premium by issuing 6.0 million shares of Ventas common stock.

During the three and nine months ended September 30, 2026, we recognized zero and $13.2 million, respectively, of contractual interest expense and amortization of issuance costs of zero and $3.1 million, respectively, related to the Exchangeable Notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Notes

In January 2026, we repaid $500.0 million aggregate principal amount of 4.125% Senior Notes due 2026.

In October 2026, we repaid upon maturity $450.0 million aggregate principal amount of 3.25% Senior Notes due 2026.

Mortgages

During the three months ended September 30, 2026, we used the proceeds from new mortgage loans with a total principal amount of $130.7 million with maturities ranging from September 2031 to October 2036 to refinance existing mortgage loans with a principal balance of $121.2 million.

During the nine months ended September 30, 2026, we used the proceeds from new mortgage loans with a total principal amount of $198.1 million with maturities ranging from February 2031 to October 2036 to refinance existing mortgage loans with a principal balance of $185.0 million.

During the nine months ended September 30, 2026, we incurred $333.7 million of mortgage loans with maturities ranging from August 2029 to May 2031 in connection with certain of our senior housing acquisitions.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of September 30, 2026, our indebtedness had the following maturities (dollars in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility and Commercial Paper Notes (1)	Scheduled Periodic Amortization	Total Maturities
Remainder of 2026	$450,000	$—	$13,558	$463,558
2027	1,006,066	—	49,815	1,055,881
2028	1,479,959	17,000	41,656	1,538,615
2029	1,923,503	—	35,591	1,959,094
2030	1,377,500	—	25,070	1,402,570
Thereafter	6,006,133	—	85,949	6,092,082
Total maturities	$12,243,161	$17,000	$251,639	$12,511,800
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2026, our variable rate debt obligations of $1.6 billion reflect, in part, the effect of $74.4 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

As of September 30, 2026, our fixed rate debt obligations of $10.9 billion reflect, in part, the effect of $124.8 million and C$583.6 million ($410.2 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2026 Activity

During the three and nine months ended September 30, 2026, $0.1 million and $0.8 million, respectively, of realized losses primarily relating to our interest rate swaps and treasury locks were reclassified into Interest expense in our Consolidated Statements of Income. Approximately $2.8 million of unrealized gains, which are included in Accumulated other comprehensive income as of September 30, 2026, are expected to be reclassified into earnings within the next 12 months.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Measured at Fair Value

The table below summarizes the carrying amounts and fair values of our financial instruments either recorded or disclosed on a recurring basis (dollars in thousands):

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (1)	$202,009	$202,009	$741,067	$741,067
Escrow deposits and restricted cash (1)	27,623	27,623	45,070	45,070
Secured loans receivable and investments, net (3)(4)	442,287	434,913	143,913	146,364
Non-mortgage loans receivable, net (3)(4)(5)	20,682	19,598	20,827	20,432
Derivative instruments (3)(4)(5)	27,111	27,111	12,390	12,390
Liabilities:
Senior notes payable and other debt, gross (3)(4)	$12,511,800	$12,011,234	$13,103,627	$13,429,007
Derivative instruments (3)(6)	1,911	1,911	5,267	5,267
Temporary Equity:
Redeemable OP Units (2)	$274,550	$274,550	$260,672	$260,672
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

Items Measured at Fair Value on a Recurring Basis

Our derivative instrument assets as of September 30, 2026 consist primarily of interest rate swaps and the Scion Warrants. The fair value of our interest rate swaps is based on Level 2 inputs. The Scion Warrants represent a financial interest in a private entity whose fair value is based on Level 3 inputs that reflect significant assumptions including underlying enterprise value, market volatility, duration, dividend rate and risk-free rate. Changes in one or more of these inputs could significantly impact the fair value determination.

Substantially all of our derivative instrument liabilities as of September 30, 2026 consist of interest rate swaps. Their fair value is based on Level 2 inputs.

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

As of September 30, 2026, no triggering events relating to our guarantees, indemnities or similar contingent obligations have occurred. Accordingly, no contingent liability is recorded in our Consolidated Balance Sheets.

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

Although the TRS entities and certain other foreign entities have paid minimal federal, state and foreign income taxes for the nine months ended September 30, 2026, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our operations grow. Such increases could be significant.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our consolidated provision for income taxes for the three months ended September 30, 2026 and 2025 was a benefit of $19.3 million and $6.3 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2026 and 2025 was a benefit of $60.9 million and $13.0 million, respectively. The income tax benefits for the three and nine months ended September 30, 2026 and 2025 are primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities, partially offset by increases in the valuation allowance for certain TRS entities during the period.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Deferred tax liabilities with respect to our TRS entities totaled $31.8 million and $23.4 million as of September 30, 2026 and December 31, 2025, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. Deferred tax assets with respect to our TRS entities totaled $2.8 million as of September 30, 2026 and December 31, 2025, and related primarily to loss carryforwards.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2022 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2021 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2022 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2024.

NOTE 14—STOCKHOLDERS' EQUITY

Capital Stock

Equity Forward Sales Agreements

We have established an at-the-market offering program that provides for the sale, from time to time, of shares of our common stock, including through forward sales agreements, as described in more detail below (the "ATM Program"). In May 2026, we amended the existing ATM Program such that the aggregate gross sales price of common stock available for issuance increased from $2.5 billion to $3.0 billion. As of September 30, 2026, the remaining amount available under the ATM Program for future sales of common stock was $1.6 billion.

During the three months ended September 30, 2026, we entered into equity forward sales agreements under the ATM Program for 7.8 million shares of our common stock for gross proceeds of $0.7 billion, representing an average price of $90.87 per share. During the three months ended September 30, 2026, we settled 15.9 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $1.4 billion.

During the nine months ended September 30, 2026, we entered into equity forward sales agreements under the ATM Program for 42.5 million shares of our common stock for gross proceeds of $3.7 billion, representing an average price of $86.91 per share. During the nine months ended September 30, 2026, we settled 47.3 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $3.9 billion.

As of September 30, 2026, we maintained unsettled equity forward sales agreements for 9.1 million shares of common stock, or approximately $0.8 billion in gross proceeds, with varying maturities through April 2028.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Accumulated Other Comprehensive Loss

The following is a summary of our Accumulated other comprehensive loss (dollars in thousands):

	As of September 30, 2026	As of December 31, 2025
Foreign currency translation loss	$(26,961)	$(33,081)
Unrealized loss on available for sale securities	(2,628)	(1,298)
Unrealized gain (loss) on derivative instruments	5,900	(5,472)
Total Accumulated other comprehensive loss	$(23,689)	$(39,851)

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$67,281	$68,708	$198,549	$188,526
Net income attributable to noncontrolling interests	1,901	2,661	6,687	7,347
Net income attributable to common stockholders	$65,380	$66,047	$191,862	$181,179
Denominator:
Denominator for basic earnings per share—weighted average shares	513,946	456,032	493,324	449,572
Effect of dilutive securities:
Restricted stock awards	530	573	556	553
OP unitholder interests	3,248	3,376	3,308	3,386
Exchangeable Notes	—	2,912	3,036	2,556
Equity forward sales agreements	1,213	522	1,060	325
Denominator for diluted earnings per share—adjusted weighted average shares	518,937	463,415	501,284	456,392
Basic earnings per share:
Net income	$0.13	$0.15	$0.40	$0.42
Net income attributable to common stockholders	0.13	0.14	0.39	0.40
Diluted earnings per share:
Net income	$0.13	$0.15	$0.40	$0.41
Net income attributable to common stockholders	0.13	0.14	0.38	0.40

The dilutive effect of our Exchangeable Notes, during the period the principal was outstanding, was calculated using the if-converted method in accordance with ASU 2020-06. We were required, pursuant to the indenture governing the Exchangeable Notes, to settle the aggregate principal amount of the Exchangeable Notes in cash and were able to elect to settle any remaining exchange obligation (i.e., the stock price in excess of the exchange obligation) in cash, shares of our common stock or a combination thereof. Under the if-converted method, we included the number of shares required to satisfy the exchange obligation, assuming all the Exchangeable Notes are exchanged. All Exchangeable Notes were settled in the six months ended June 30, 2026. Refer to “Note 10 – Senior Notes Payable and Other Debt”. As a result, shares issued upon settlement were included in the calculation of basic weighted shares outstanding beginning on the settlement date. For the period in which the dilutive securities were outstanding, the average closing price of our common stock was used as the basis for determining the dilutive effect on earnings per share.

Our unsettled equity forward sales agreements do not impact basic earnings per share. We apply the treasury stock method to our unsettled equity forward sales agreements to determine their dilutive effect, if any. See “Note 14 – Stockholders' Equity.”

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16—SEGMENT INFORMATION

As of September 30, 2026, we operated through three reportable segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease the properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable. Total assets by reportable segment is not disclosed as the CODM does not review such information to evaluate business performance and allocate resources.

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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary information by reportable segment is as follows (dollars in thousands):

	For the Three Months Ended September 30, 2026
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$233,239	$129,484	$—	$362,723
Resident fees and services	1,450,802	—	—	—	1,450,802
Third-party capital management revenues	—	723	—	3,417	4,140
Income from loans and investments	—	—	—	12,165	12,165
Interest and other income	—	—	—	1,961	1,961
Total revenues	$1,450,802	$233,962	$129,484	$17,543	$1,831,791

Total revenues	$1,450,802	$233,962	$129,484	$17,543	$1,831,791
Less:
Interest and other income	—	—	—	1,961	1,961
Labor (1)	571,830	—	—	—	571,830
Management fees	76,389	—	—	—	76,389
Other segment expenses (2)	372,613	80,529	3,201	—	456,343
Property-level operating expenses	1,020,832	80,529	3,201	—	1,104,562
Third-party capital management expenses	—	—	—	1,794	1,794
NOI	$429,970	$153,433	$126,283	$13,788	723,474
Interest and other income					1,961
Interest expense					(161,388)
Depreciation and amortization					(446,013)
General, administrative and professional fees					(47,698)
Loss on extinguishment of debt, net					(14)
Transaction, transition and restructuring costs					(7,872)
Other expense					(9,821)
Loss from unconsolidated entities					(5,464)
Gain on real estate dispositions					815
Income tax benefit					19,301
Net income					67,281
Net income attributable to noncontrolling interests					1,901
Net income attributable to common stockholders					$65,380
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

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30, 2026
	SHOP	OM&R	NNN	Non-Segment	Total
Revenues
Rental income	$—	$691,948	$377,411	$—	$1,069,359
Resident fees and services	4,107,090	—	—	—	4,107,090
Third-party capital management revenues	—	2,231	—	10,565	12,796
Income from loans and investments	—	—	—	22,866	22,866
Interest and other income	—	—	—	6,238	6,238
Total revenues	$4,107,090	$694,179	$377,411	$39,669	$5,218,349

Total revenues	$4,107,090	$694,179	$377,411	$39,669	$5,218,349
Less:
Interest and other income	—	—	—	6,238	6,238
Labor (1)	1,625,102	—	—	—	1,625,102
Management fees	216,938	—	—	—	216,938
Other segment expenses (2)	1,057,123	238,611	9,244	—	1,304,978
Property-level operating expenses	2,899,163	238,611	9,244	—	3,147,018
Third-party capital management expenses	—	—	—	5,333	5,333
NOI	$1,207,927	$455,568	$368,167	$28,098	2,059,760
Interest and other income					6,238
Interest expense					(477,564)
Depreciation and amortization					(1,236,192)
General, administrative and professional fees					(157,430)
Loss on extinguishment of debt, net					(546)
Transaction, transition and restructuring costs					(28,009)
Other expense					(23,975)
Loss from unconsolidated entities					(20,626)
Gain on real estate dispositions					16,037
Income tax benefit					60,856
Net income					198,549
Net income attributable to noncontrolling interests					6,687
Net income attributable to common stockholders					$191,862
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

Forward-looking statements are based on management’s beliefs as well as on a number of assumptions concerning future events. You should not put undue reliance on these forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made. We urge you to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below and in our filings with the Securities and Exchange Commission, such as in the sections titled “Cautionary Statements — Summary Risk Factors” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K as we file them with the Securities and Exchange Commission.

Certain factors that could affect our future results and our ability to achieve our stated goals include, but are not limited to: (a) our exposure and the exposure of our managers, tenants and borrowers to complex and evolving governmental policy, laws and regulations, including relating to healthcare, data privacy, cybersecurity, artificial intelligence, international trade and environmental matters, the impact of such policies, laws and regulations on our and our managers’, tenants’ and borrowers’ business and the challenges and expense associated with complying with such policies, laws and regulations; (b) the impact of market, macroeconomic and general economic conditions on us, our managers, tenants and borrowers and in areas in which our properties are geographically concentrated, including changes in or elevated inflation, interest rates and exchange rates, labor market dynamics and rises in unemployment, tightening of lending standards and reduced availability of credit or capital, events that affect consumer confidence, and the actual and perceived state of the real estate markets and public and private capital markets; (c) our ability, and the ability of our managers, tenants and borrowers, to navigate the trends impacting our or their businesses and the industries in which we or they operate, including their ability to respond to the impact of the U.S. political environment on government funding and reimbursement programs, and the financial condition or business prospect of our managers, tenants and borrowers; (d) our ability to achieve the anticipated benefits and synergies from, and effectively integrate, our completed or anticipated acquisitions and investments; (e) our ability to identify and consummate future investments in healthcare assets and effectively manage our portfolio opportunities and our investments in co-investment vehicles, joint ventures and minority interests; (f) the potential for significant general and commercial claims, legal actions, investigations, regulatory proceedings and enforcement actions that could subject us or our managers, tenants or borrowers to increased operating costs, uninsured liabilities, including fines and other penalties, reputational harm or significant operational limitations, including the loss or suspension of or moratoriums on accreditations, licenses or certificates of need, suspension of or nonpayment for new admissions, denial of reimbursement, suspension, decertification or exclusion from federal, state or foreign healthcare programs or the closure of facilities or communities; (g) our reliance on third-party managers and tenants to operate or exert substantial control over properties they manage for, or lease from, us, which limits our control and influence over such properties, their operations and their performance; (h) our reliance and the reliance of our managers, tenants and borrowers on the financial, credit and capital markets and the risk that those markets may be disrupted or become constrained; (i) the risk of bankruptcy, inability to obtain benefits from governmental programs, insolvency or financial deterioration of our managers, tenants, borrowers and other obligors which may, among other things, have an adverse impact on the ability of such parties to make payments or meet their other obligations to us; (j) our dependency on a limited number of managers and tenants for a significant portion of our revenues and operating income; (k) our exposure to various operational risks, liabilities and claims from our operating assets; (l) our exposure to particular risks due to our specific asset classes and operating markets, such as adverse changes affecting our specific asset classes and the healthcare real estate sector, the competitiveness or financial viability of hospitals on or near the campuses where our outpatient medical buildings are located, our relationships with universities, the level of expense and uncertainty of our research tenants, and the limitation of our uses of some properties we own that are subject to ground lease, air rights or other restrictive agreements; (m) our ownership of properties or operation of business outside of the U.S. that may subject us to different or greater risks than those associated with our domestic operations; (n) the risk that our management agreements or leases are not renewed or are renewed on less favorable terms, that our managers or tenants default under those agreements or that we are unable to replace managers or tenants on a timely basis or on favorable terms, if at all; (o) the risk that the borrowers under our loans or other investments default or that, to the extent we are able to foreclose or otherwise acquire the collateral securing our loans or other investments, we will be required to incur additional expense or indebtedness in connection therewith, that the assets will underperform expectations or that we may not be able to subsequently dispose of all or part of such assets on favorable terms; (p) risks related to the recognition of reserves, allowances, credit losses or impairment charges which are inherently uncertain and may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets; (q) the risk of exposure to unknown liabilities from our investments in properties or businesses; (r) the impact of merger, acquisition and investment activity in the healthcare industry or otherwise affecting our managers, tenants or borrowers; (s) risks related to development, redevelopment and construction projects, including costs associated with inflation, rising or elevated interest rates, labor conditions and supply chain pressures, and risks related to increased construction and development in markets in which our properties are located, including adverse effect on our future occupancy rates; (t) our current and future amount of outstanding indebtedness, and our ability to access capital and to incur additional debt which is subject to our compliance with covenants in instruments governing our and our subsidiaries’ existing indebtedness; (u) increases in our borrowing costs as a result of becoming more leveraged, including in connection with acquisitions or other investment activity and rising or elevated interest rates; (v) the risk of potential dilution resulting from future sales or issuances of our equity securities; (w) the availability, adequacy and pricing of insurance coverage provided by our policies and policies maintained by our managers, tenants, borrowers or other counterparties; (x) the risks or uncertainties relating to the use of, or inability to take advantage of, the benefits of artificial intelligence by us or our managers, tenants or borrowers; (y) the occurrence of cybersecurity threats and incidents that could disrupt our or our managers’, tenants’ or borrower’s operations, result in the loss of confidential or personal information or damage our business relationships and reputation; (z) the risk of catastrophic or extreme weather and other natural events; (aa) our ability to attract and retain talented employees; (bb) our ability to maintain a positive reputation for quality and service with our key stakeholders; (cc) the limitations and significant requirements imposed upon our business as a result of our status as a REIT and the adverse consequences (including the possible loss of our status as a REIT) that would result if we are not able to comply with such requirements; (dd) the ownership limits contained in our certificate of incorporation with respect to our capital stock in order to preserve our qualification as a REIT, which may delay, defer or prevent a change of control of our company; (ee) risks and uncertainties related to the UPREIT Reorganization; and (ff) the other factors set forth in our periodic filings with the Securities and Exchange Commission.

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

Company Overview

Ventas, Inc. is an S&P 500 company focused on delivering strong, sustainable shareholder returns by enabling exceptional environments that benefit a large and growing aging population. We hold a portfolio that includes senior housing communities, outpatient medical buildings, research centers, hospitals and healthcare facilities located in North America and the United Kingdom. As of September 30, 2026, we owned or had investments in 1,491 properties consisting of 1,454 properties in our reportable segments (“Segment Properties”) and 37 properties held by unconsolidated real estate entities in our non-segment operations. We are headquartered in Chicago, Illinois with additional corporate offices in Louisville, Kentucky and New York, New York.

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

The following table summarizes information for our portfolio for the nine months ended September 30, 2026 (dollars in thousands):

Segment	NOI (1)	Percentage of Total NOI	Segment Properties
Senior housing operating portfolio (SHOP)	$1,207,927	58.6%	848
Outpatient medical and research portfolio (OM&R)	455,568	22.1	407
Triple-net leased properties (NNN)	368,167	17.9	199
Non-segment (2)	28,098	1.4	n/a
	$2,059,760	100.0%	1,454
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
n/a—not applicable.

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

2026 Highlights

Investments and Dispositions

•During the nine months ended September 30, 2026, we acquired 101 senior housing communities in our SHOP segment for an aggregate purchase price of $3.9 billion.

•During the nine months ended September 30, 2026, we sold six senior housing communities in our SHOP segment, two properties in our OM&R segment and 11 properties in our NNN segment, for aggregate consideration of $66.8 million and recognized $16.0 million in Gain on real estate dispositions in our Consolidated Statements of Income.

•In October 2026, we acquired 13 senior housing communities in our SHOP segment, for an aggregate purchase price of $803.5 million.

•In October 2026, we sold one senior housing community in our SHOP segment and seven properties in our OM&R segment for aggregate consideration of $135.8 million and expect to recognize a gain of $77.4 million.

Liquidity and Capital

•As of September 30, 2026, we had $4.5 billion in liquidity, including approximately $3.5 billion of availability under our unsecured revolving credit facility, $202.0 million of cash and cash equivalents on hand, and $0.8 billion of estimated proceeds available under unsettled equity forward sales agreements, calculated using the forward price, net of fees, partially offset by $17.0 million in borrowings outstanding under our commercial paper program and $28.1 million outstanding under our uncommitted line for standby letters of credit.

•In January 2026, VRLP amended the existing $500 million unsecured term loan due June 2027 to, among other things, extend the maturity to January 2031 and increase the aggregate principal borrowings to up to

$1.25 billion. In connection with the amendment, VRLP also repaid in full a $200 million unsecured term loan due February 2027. As of September 30, 2026, aggregate principal of $1.25 billion was outstanding.

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

•During the nine months ended September 30, 2026, we settled the outstanding aggregate principal amount of $862.5 million of the exchangeable notes in cash and the conversion premium by issuing 6.0 million shares of Ventas common stock.

•In October 2026, we repaid upon maturity $450.0 million aggregate principal amount of 3.25% Senior Notes due 2026.

Mortgages

•During the nine months ended September 30, 2026, we used the proceeds from new mortgage loans with a total principal amount of $198.1 million with maturities ranging from February 2031 to October 2036 to refinance existing mortgage loans with a principal balance of $185.0 million.

•During the nine months ended September 30, 2026, we incurred $333.7 million of mortgage loans with maturities ranging from August 2029 to May 2031 in connection with certain of our senior housing acquisitions.

Equity

•In May 2026, we amended the existing ATM Program such that the aggregate gross sales price of common stock available for issuance increased from $2.5 billion to $3.0 billion.

•During the three months ended September 30, 2026, we entered into equity forward sales agreements under the ATM Program for 7.8 million shares of our common stock for gross proceeds of $0.7 billion, representing an average price of $90.87 per share. During the three months ended September 30, 2026, we settled 15.9 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $1.4 billion.

Other Items

•During the nine months ended September 30, 2026, the Ventas Fund, an equity method investee, acquired three senior housing communities for an aggregate purchase price of $172.5 million.

•During the nine months ended September 30, 2026, the Pension Fund Joint Venture, an equity method investee, sold one senior housing community for proceeds of $37.8 million. In October 2026, this entity sold its last remaining senior housing community for aggregate consideration of $142.0 million.
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

Results of Operations

As of September 30, 2026, we operated through three reportable segments: SHOP, OM&R and NNN. In our SHOP segment, we own and invest in senior housing communities and engage operators to operate those communities. In our OM&R segment, we primarily acquire, own, develop, lease and manage outpatient medical buildings and research centers. In our NNN segment, we invest in and own senior housing communities, skilled nursing facilities (“SNFs”), long-term acute care facilities (“LTACs”), freestanding inpatient rehabilitation facilities (“IRFs”) and other healthcare facilities and lease the properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Information provided for “non-segment” includes management fees and promote revenues, net of expenses related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable segments. Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, loans receivable and investments and accounts receivable.

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

Three Months Ended September 30, 2026 and 2025

The table below shows our results of operations for the three months ended September 30, 2026 and 2025 and the effect of changes in those results from period to period on our Net income attributable to common stockholders (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2026	2025	$	%
NOI:
SHOP	$429,970	$302,296	$127,674	42.2%
OM&R	153,433	147,745	5,688	3.8
NNN	126,283	157,038	(30,755)	(19.6)
Non-segment	13,788	7,818	5,970	76.4
Total NOI	723,474	614,897	108,577	17.7
Interest and other income	1,961	4,184	(2,223)	(53.1)
Interest expense	(161,388)	(158,124)	(3,264)	(2.1)
Depreciation and amortization	(446,013)	(357,173)	(88,840)	(24.9)
General, administrative and professional fees	(47,698)	(40,387)	(7,311)	(18.1)
Loss on extinguishment of debt, net	(14)	(119)	105	88.2
Transaction, transition and restructuring costs	(7,872)	(5,472)	(2,400)	(43.9)
Other expense	(9,821)	(13,370)	3,549	26.5
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	52,629	44,436	8,193	18.4
(Loss) income from unconsolidated entities	(5,464)	16,644	(22,108)	(132.8)
Gain on real estate dispositions	815	1,283	(468)	(36.5)
Income tax benefit	19,301	6,345	12,956	nm
Net income	67,281	68,708	(1,427)	(2.1)
Net income attributable to noncontrolling interests	1,901	2,661	(760)	(28.6)
Net income attributable to common stockholders	$65,380	$66,047	$(667)	(1.0)
______________________________
nm - not meaningful

NOI—SHOP Segment

The following table summarizes results of operations in our SHOP segment for the three months ended September 30, 2026 (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2026	2025	$	%
NOI—SHOP:
Resident fees and services	$1,450,802	$1,088,546	$362,256	33.3%
Less: Property-level operating expenses	(1,020,832)	(786,250)	(234,582)	(29.8)
NOI	$429,970	$302,296	$127,674	42.2

	Segment Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Total communities	848	714	89.9%	87.9%	$5,680	$5,307

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

The increase in our SHOP segment NOI for the three months ended September 30, 2026 compared to the same period in 2025 was primarily driven by revenue growth due to an increase in average occupancy, revenue per occupied room, additional properties acquired and conversions of senior housing communities from our NNN segment to our SHOP segment. The revenue increase is partially offset by higher operating expenses in 2026, driven by an increase in the number of communities in our SHOP segment, and increases in occupancy and inflation.

The following table compares results of operations for our 600 Same-Store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding Same-Store NOI for each of our reportable business segments.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2026	2025	$	%
Same-Store NOI—SHOP:
Resident fees and services	$1,037,550	$958,730	$78,820	8.2%
Less: Property-level operating expenses	(719,803)	(683,046)	(36,757)	(5.4)
NOI	$317,747	$275,684	$42,063	15.3

	Segment Properties at September 30,		Average Unit Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Same-Store communities	600	600	92.1%	89.2%	$5,514	$5,258

The increase in our Same-Store SHOP segment NOI for the three months ended September 30, 2026 compared to the same period in 2025 was primarily driven by higher average occupancy and revenue per occupied room, partially offset by higher property-level operating expenses due to higher occupancy and inflation.

NOI—OM&R Segment

The following table summarizes results of operations in our OM&R segment for the three months ended September 30, 2026 (dollars in thousands). For properties in our OM&R segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2026	2025	$	%
NOI—OM&R:
Rental income	$233,239	$226,200	$7,039	3.1%
Third-party capital management revenues	723	681	42	6.2
Total revenues	233,962	226,881	7,081	3.1
Less:
Property-level operating expenses	(80,529)	(79,136)	(1,393)	(1.8)
NOI	$153,433	$147,745	$5,688	3.8

	Segment Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Total OM&R	407	411	88.8%	88.4%	$40	$39

The $5.7 million increase in our OM&R segment NOI for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to new leasing activity, high tenant retention and additional NOI from a development project placed in service, partially offset by higher property-level operating expenses and dispositions.

The following table compares results of operations for our 393 Same-Store OM&R properties (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2026	2025	$	%
Same-Store NOI—OM&R:
Rental income	$223,196	$215,402	$7,794	3.6%
Less: Property-level operating expenses	(76,617)	(73,889)	(2,728)	(3.7)
NOI	$146,579	$141,513	$5,066	3.6

	Segment Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Same-Store OM&R	393	393	89.6%	89.7%	$40	$38

The $5.1 million increase in our Same-Store OM&R segment NOI for the three months ended September 30, 2026 compared to the same period in 2025 is primarily due to new leasing activity and high tenant retention, partially offset by higher property-level operating expenses.

NOI—NNN Segment

The following table summarizes results of operations in our 199 NNN segment properties for the three months ended September 30, 2026 (dollars in thousands):

	For the Three Months Ended September 30,		Decrease to NOI
	2026	2025	$	%
NOI—NNN:
Rental income	$129,484	$160,050	$(30,566)	(19.1)%
Less: Property-level operating expenses	(3,201)	(3,012)	(189)	(6.3)
NOI	$126,283	$157,038	$(30,755)	(19.6)

In our NNN segment, our revenues generally consist of fixed rental amounts (subject to contractual escalations) received from our tenants in accordance with the applicable lease terms. We report revenues and property-level operating expenses within our NNN segment for real estate tax and insurance expenses that are paid from escrows collected from our tenants.

The $30.8 million decrease in our NNN segment NOI for the three months ended September 30, 2026 compared to the same period in 2025 was primarily driven by a $22.7 million decrease in rental income from senior housing communities that converted to our SHOP segment and a prior year $14.6 million net non-cash revenue impact of a change in revenue recognition from cash to straight-line related to a senior housing triple-net tenant.

Occupancy rates may affect the profitability of our tenants’ operations. For senior housing communities and post-acute properties in our NNN segment, occupancy generally reflects average operator-reported unit and bed occupancy, respectively, for the reporting period. Because triple-net occupancy reporting is delivered to us following the reporting period, occupancy is reported in arrears. The following table sets forth average continuing occupancy rates for the trailing 12 months ended June 30, 2026 and 2025 related to the triple-net leased properties we owned and that were included in our NNN segment at September 30, 2026 and 2025, respectively. The table excludes (i) properties classified as held for sale, (ii) non-stabilized properties, (iii) certain properties for which we do not receive occupancy information and (iv) properties acquired or properties that transitioned operators for which we do not have a full quarter of occupancy results.

	Number of Properties at September 30, 2026	Average Occupancy for the 12 Months Ended June 30, 2026	Number of Properties at September 30, 2025	Average Occupancy for the 12 Months Ended June 30, 2025
Senior housing communities	117	79.8%	143	79.1%
SNFs	25	80.7	17	85.6
IRFs and LTACs	42	58.2	34	55.5

The following table compares results of operations for our 198 Same-Store NNN segment properties (dollars in thousands):

	For the Three Months Ended September 30,		Decrease to NOI
	2026	2025	$	%
Same-Store NOI—NNN:
Rental income	$129,179	$135,871	$(6,692)	(4.9)%
Less: Property-level operating expenses	(3,129)	(2,858)	(271)	(9.5)
NOI	$126,050	$133,013	$(6,963)	(5.2)

The decrease in our Same-Store NNN segment rental income for the three months ended September 30, 2026 compared to the same period in 2025 was attributable primarily due to a prior year $14.6 million net non-cash revenue impact of a change in revenue recognition from cash to straight-line related to a senior housing triple-net tenant, partially offset by increases in rental income from lease renewals and contractual rent escalators.

NOI—Non-Segment

Non-segment NOI includes management fees and promote revenues, net of expenses, related to our third-party institutional private capital management platform, income from loans and investments and corporate-level expenses not directly attributable to any of our three reportable business segments. The $6.0 million increase in non-segment NOI for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to interest income from a new secured loan investment.

Corporate Results

Interest and other income

The $2.2 million decrease in Interest and other income for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to a decrease in overall cash and cash equivalents invested in short-term money market funds.

Interest expense

The $3.3 million increase in Interest expense for the three months ended September 30, 2026 compared to the same period in 2025 was driven primarily by an increase in the weighted average effective interest rate. Our weighted average effective interest rate was 4.65% and 4.59% for the three months ended September 30, 2026 and 2025, respectively. Our weighted average debt outstanding was $13.2 billion and $13.3 billion for the three months ended September 30, 2026 and 2025, respectively. Total debt decreased from $13.0 billion as of December 31, 2025 to $12.4 billion as of September 30, 2026.

Depreciation and amortization

The $88.8 million increase in Depreciation and amortization expense for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to an increase of $77.7 million associated with recent acquisition activities in 2026 compared to 2025, and a $21.4 million increase in impairment charges.

General, administrative and professional fees

The $7.3 million increase in General, administrative and professional fees for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to an increase in our portfolio from acquisition activities, strategic initiatives and investments in our enterprise, including artificial intelligence capabilities.

Transaction, transition and restructuring costs

The $2.4 million increase in Transaction, transition and restructuring costs for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher costs for the UPREIT Reorganization.

Other expense

The $3.5 million decrease in Other expense for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to a mark to market loss on derivative instruments in the prior year.

(Loss) income from unconsolidated entities

The $5.5 million loss from unconsolidated entities for the three months ended September 30, 2026 compared to the $16.6 million of income for the same period in 2025 was primarily due to a gain on real estate dispositions by the Pension Fund Joint Venture in 2025.

Gain on real estate dispositions

Gain on real estate dispositions for the three months ended September 30, 2026 and 2025 was relatively consistent.

Income tax benefit

The $19.3 million and $6.3 million income tax benefits for the three months ended September 30, 2026 and 2025 are primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities, partially offset by increases in the valuation allowance for certain TRS entities during the period.

Nine Months Ended September 30, 2026 and 2025

The table below shows our results of operations for the nine months ended September 30, 2026 and 2025 and the effect of changes in those results from period to period on our Net income attributable to common stockholders (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2026	2025	$	%
NOI:
SHOP	$1,207,927	$853,212	$354,715	41.6%
OM&R	455,568	440,273	15,295	3.5
NNN	368,167	458,360	(90,193)	(19.7)
Non-segment	28,098	20,465	7,633	37.3
Total NOI	2,059,760	1,772,310	287,450	16.2
Interest and other income	6,238	13,133	(6,895)	(52.5)
Interest expense	(477,564)	(457,778)	(19,786)	(4.3)
Depreciation and amortization	(1,236,192)	(1,026,417)	(209,775)	(20.4)
General, administrative and professional fees	(157,430)	(136,392)	(21,038)	(15.4)
Loss on extinguishment of debt, net	(546)	(119)	(427)	nm
Transaction, transition and restructuring costs	(28,009)	(16,081)	(11,928)	(74.2)
Other expense	(23,975)	(20,621)	(3,354)	(16.3)
Income before unconsolidated entities, real estate dispositions, income taxes and noncontrolling interests	142,282	128,035	14,247	11.1
(Loss) income from unconsolidated entities	(20,626)	12,195	(32,821)	nm
Gain on real estate dispositions	16,037	35,268	(19,231)	(54.5)
Income tax benefit	60,856	13,028	47,828	nm
Net income	198,549	188,526	10,023	5.3
Net income attributable to noncontrolling interests	6,687	7,347	(660)	(9.0)
Net income attributable to common stockholders	$191,862	$181,179	$10,683	5.9
______________________________
nm - not meaningful

NOI—SHOP Segment

The following table summarizes results of operations in our SHOP segment for the nine months ended September 30, 2026 (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2026	2025	$	%
NOI—SHOP:
Resident fees and services	$4,107,090	$3,090,164	$1,016,926	32.9%
Less: Property-level operating expenses	(2,899,163)	(2,236,952)	(662,211)	(29.6)
NOI	$1,207,927	$853,212	$354,715	41.6

	Segment Properties at September 30,		Average Unit Occupancy for the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Total communities	848	714	89.1%	86.8%	$5,627	$5,228

The increase in our SHOP segment NOI for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily driven by revenue growth due to an increase in average occupancy, revenue per occupied room, additional properties acquired and conversions of senior housing communities from our NNN segment to our SHOP segment. The revenue increase is partially offset by higher operating expenses in 2026, driven by an increase in the number of communities in our SHOP segment, and increases in occupancy and inflation.

The following table compares results of operations for our 543 Same-Store SHOP communities (dollars in thousands). See “Non-GAAP Financial Measures—NOI” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure regarding Same-Store NOI for each of our reportable business segments.

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2026	2025	$	%
Same-Store NOI—SHOP:
Resident fees and services	$2,820,552	$2,598,029	$222,523	8.6%
Less: Property-level operating expenses	(1,956,312)	(1,850,730)	(105,582)	(5.7)
NOI	$864,240	$747,299	$116,941	15.6

	Segment Properties at September 30,		Average Unit Occupancy for the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room for the Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Same-Store communities	543	543	91.3%	88.3%	$5,510	$5,249

The increase in our Same-Store SHOP segment NOI for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily driven by higher average occupancy and revenue per occupied room, partially offset by higher property-level operating expenses due to higher occupancy and inflation.

NOI—OM&R Segment

The following table summarizes results of operations in our OM&R segment for the nine months ended September 30, 2026 (dollars in thousands). For properties in our OM&R segment, occupancy generally reflects occupied square footage divided by net rentable square footage as of the end of the reporting period.

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2026	2025	$	%
NOI—OM&R:
Rental income	$691,948	$668,333	$23,615	3.5%
Third-party capital management revenues	2,231	2,034	197	9.7
Total revenues	694,179	670,367	23,812	3.6
Less:
Property-level operating expenses	(238,611)	(230,094)	(8,517)	(3.7)
NOI	$455,568	$440,273	$15,295	3.5

	Segment Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Total OM&R	407	411	88.8%	88.4%	$40	$38

The $15.3 million increase in our OM&R segment NOI for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to new leasing activity, high tenant retention and additional NOI from a development project placed in service, partially offset by higher property-level operating expenses and dispositions.

The following table compares results of operations for our 392 Same-Store OM&R properties (dollars in thousands):

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2026	2025	$	%
Same-Store NOI—OM&R:
Rental income	$649,224	$627,839	$21,385	3.4%
Less: Property-level operating expenses	(222,040)	(213,521)	(8,519)	(4.0)
NOI	$427,184	$414,318	$12,866	3.1

	Segment Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Same-Store OM&R	392	392	89.8%	90.1%	$40	$38

The $12.9 million increase in our Same-Store OM&R segment NOI for the nine months ended September 30, 2026 compared to the same period in 2025 is primarily due to new leasing activity and high tenant retention, partially offset by higher property-level operating expenses.

NOI— NNN Segment

The following table summarizes results of operations in our 199 NNN segment properties for the nine months ended September 30, 2026 (dollars in thousands):

	For the Nine Months Ended September 30,		(Decrease) Increase to NOI
	2026	2025	$	%
NOI—NNN:
Rental income	$377,411	$468,865	$(91,454)	(19.5)%
Less: Property-level operating expenses	(9,244)	(10,505)	1,261	12.0
NOI	$368,167	$458,360	$(90,193)	(19.7)

The $90.2 million decrease in our NNN segment NOI for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily driven by a $69.5 million decrease in rental income from senior housing communities that converted to our SHOP segment, a prior year $14.6 million net non-cash revenue impact of a change in revenue recognition from cash to straight-line related to a senior housing tenant and a $17.0 million decrease in rental income from dispositions.

The following table compares results of operations for our 198 Same-Store NNN segment properties (dollars in thousands):

	For the Nine Months Ended September 30,		Decrease to NOI
	2026	2025	$	%
Same-Store NOI—NNN:
Rental income	$376,527	$380,405	$(3,878)	(1.0)%
Less: Property-level operating expenses	(9,030)	(8,950)	(80)	(0.9)
NOI	$367,497	$371,455	$(3,958)	(1.1)

The decrease in our Same-Store NNN segment rental income for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to a prior year $14.6 million net non-cash revenue impact of a change in revenue recognition from cash to straight-line related to a senior housing triple-net tenant, partially offset by increases in rental income from lease renewals and contractual rent escalators.

NOI—Non-Segment

The $7.6 million increase in non-segment NOI for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to interest income from a new secured loan investment.

Corporate Results

Interest and other income

The $6.9 million decrease in Interest and other income for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to a decrease in overall cash and cash equivalents invested in short-term money market funds.

Interest expense

The $19.8 million increase in Interest expense, net of capitalized interest for the nine months ended September 30, 2026 compared to the same period in 2025 was driven by an increase in the weighted average effective interest rate and the weighted average debt outstanding. Our weighted average effective interest rate was 4.61% and 4.54% for the nine months ended September 30, 2026 and 2025, respectively. Our weighted average debt outstanding was $13.3 billion and $13.2 billion for the nine months ended September 30, 2026 and 2025, respectively. Total debt decreased from $13.0 billion as of December 31, 2025 to $12.4 billion as of September 30, 2026.

Depreciation and amortization

The $209.8 million increase in Depreciation and amortization expense for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to an increase of $196.5 million from recent acquisitions and $24.6 million increase in impairment charges.

General, administrative and professional fees

The $21.0 million increase in General, administrative and professional fees for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to an increase in our portfolio from acquisition activities, strategic initiatives and investments in our enterprise, including artificial intelligence capabilities.

Transaction, transition and restructuring costs

The $11.9 million increase in Transaction, transition and restructuring costs for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher costs for the UPREIT Reorganization and increased transaction costs.

Other expense

The $3.4 million increase in Other expense for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher net insurance costs.

(Loss) income from unconsolidated entities

The $20.6 million loss from unconsolidated entities for the nine months ended September 30, 2026 compared to $12.2 million of income for the same period in 2025 was primarily due to a gain on real estate dispositions by the Pension Fund Joint Venture in 2025 and higher costs incurred as a result of more assets being fully placed in service during 2026.

Gain on real estate dispositions

For the nine months ended September 30, 2026, we sold 19 properties for a gain of $16.0 million. For the nine months ended September 30, 2025, we sold 15 properties for a gain of $14.4 million and entered into a sales-type lease which resulted in a gain of $20.8 million.

Income tax benefit

The $60.9 million and $13.0 million income tax benefits for the nine months ended September 30, 2026 and 2025, respectively, are primarily due to the reversal of valuation allowances recorded against the net deferred tax assets of certain of our TRS entities, partially offset by increases in the valuation allowance for certain TRS entities during the period.

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

The following table summarizes our FFO and Normalized FFO for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$65,380	$66,047	$191,862	$181,179
Adjustments:
Depreciation and amortization on real estate assets	444,220	355,453	1,231,068	1,021,865
Depreciation on real estate assets related to noncontrolling interests	(6,343)	(4,252)	(16,836)	(12,396)
Depreciation on real estate assets related to unconsolidated entities	22,149	20,812	66,849	55,523
Gain on real estate dispositions	(815)	(1,283)	(16,037)	(35,268)
Loss (gain) on real estate dispositions related to unconsolidated entities	3	(28,003)	66	(28,027)
Nareit FFO attributable to common stockholders	524,594	408,774	1,456,972	1,182,876
Adjustments:
Loss (gain) on derivatives, net	693	8,478	679	(980)
Non-cash impact of income tax benefit	(23,901)	(8,970)	(72,155)	(22,002)
Loss on extinguishment of debt, net	14	119	546	119
Transaction, transition and restructuring costs	7,872	5,472	28,009	16,081
Amortization of other intangibles	119	115	358	358
Non-cash stock-based compensation expense (1)	5,926	5,905	36,080	32,415
Significant disruptive events, net	(1,516)	1,161	(396)	6,185
Normalizing items related to noncontrolling interests and unconsolidated entities, net	426	8,111	3,470	9,060
Other normalizing items, net (2)	—	(14,298)	—	(14,299)
Normalized FFO attributable to common stockholders (1)	$514,227	$414,867	$1,453,563	$1,209,813
______________________________
(1)Beginning with the first quarter of 2026, the Company excludes non-cash stock-based compensation expense from the calculation of Normalized FFO. Results for prior periods have been updated to conform to this presentation.
(2)For the three and nine months ended September 30, 2025, primarily due to the non-cash revenue impact of changed revenue recognition from cash to straight-line related to a senior housing triple-net tenant.
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

The following table sets forth a reconciliation of Net income attributable to common stockholders to NOI (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$65,380	$66,047	$191,862	$181,179
Adjustments:
Interest and other income	(1,961)	(4,184)	(6,238)	(13,133)
Interest expense	161,388	158,124	477,564	457,778
Depreciation and amortization	446,013	357,173	1,236,192	1,026,417
General, administrative and professional fees	47,698	40,387	157,430	136,392
Loss on extinguishment of debt, net	14	119	546	119
Transaction, transition and restructuring costs	7,872	5,472	28,009	16,081
Other expense	9,821	13,370	23,975	20,621
Net income attributable to noncontrolling interests	1,901	2,661	6,687	7,347
Loss (income) from unconsolidated entities	5,464	(16,644)	20,626	(12,195)
Gain on real estate dispositions	(815)	(1,283)	(16,037)	(35,268)
Income tax benefit	(19,301)	(6,345)	(60,856)	(13,028)
NOI	$723,474	$614,897	$2,059,760	$1,772,310

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

To eliminate the impact of exchange rate movements, our same-store NOI and same-store SHOP communities average monthly revenue per occupied room (“RevPOR”) performance-based disclosures assume constant exchange rates across comparable periods using the following methodology: the current period’s results are shown in actual reported USD, while prior comparison period’s results are adjusted and converted to USD based on the average monthly exchange rate for the current period.

The following tables show the same-store metrics for the prior year’s results with and without the impact from applying a constant exchange rate:

	For the Three Months Ended September 30, 2025
	Constant Exchange Rate	Without Constant Exchange Rate
Same-Store NOI—SHOP
Resident fees and services	$958,730	$960,907
Less: Property-level operating expenses	(683,046)	(684,354)
NOI	$275,684	$276,553

Same-Store NOI—NNN
Rental income	$135,871	$135,882
Less: Property-level operating expenses	(2,858)	(2,858)
NOI	$133,013	$133,024

	For the Three Months Ended September 30, 2025
	Constant Exchange Rate	Without Constant Exchange Rate
Same-Store RevPOR - SHOP Communities	$5,258	$5,270

	For the Nine Months Ended September 30, 2025
	Constant Exchange Rate	Without Constant Exchange Rate
Same-Store NOI—SHOP
Resident fees and services	$2,598,029	$2,594,592
Less: Property-level operating expenses	(1,850,730)	(1,848,646)
NOI	$747,299	$745,946

Same-Store NOI—NNN
Rental income	$380,405	$380,139
Less: Property-level operating expenses	(8,950)	(8,950)
NOI	$371,455	$371,189

	For the Nine Months Ended September 30, 2025
	Constant Exchange Rate	Without Constant Exchange Rate
Same-Store RevPOR - SHOP Communities	$5,249	$5,242

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

The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of September 30, 2026	As of December 31, 2025
Investment mix by asset type (1):
Senior housing communities	71.9%	69.2%
Outpatient medical buildings	16.0	18.2
Research centers	5.0	5.6
Other healthcare facilities	3.8	4.1
Inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”)	1.6	1.8
Skilled nursing facilities (“SNFs”)	0.6	0.7
Secured loans receivable and investments, net	1.1	0.4
Total	100.0%	100.0%
Investment mix by manager and tenant (1):
Atria	17.7%	19.6%
Lillibridge	8.6	9.5
Sunrise	8.4	9.3
Discovery	7.1	5.4
Le Groupe Maurice	5.4	6.2
Wexford	4.8	5.3
Ardent	4.0	4.5
PMB RES	3.8	4.0
All other	40.2	36.2
Total	100.0%	100.0%
______________________________
(1)Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale, development properties not yet operational and land parcels and including secured loan receivable and investments, net) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operations mix by manager and tenant and business model:
Total Revenues:
SHOP	79.2%	73.1%	78.7%	72.4%
Ardent	2.2	2.6	2.3	2.7
Kindred (1)	2.1	2.3	2.0	2.5
All others	16.5	22.0	17.0	22.4
Total	100.0%	100.0%	100.0%	100.0%
Net operating income (“NOI”):
SHOP	59.4%	49.2%	58.6%	48.1%
Ardent	5.4	6.3	5.7	6.5
Kindred (1)	5.3	5.5	5.2	5.9
All other	29.9	39.0	30.5	39.5
Total	100.0%	100.0%	100.0%	100.0%
Operations mix by geographic location:
Total Revenues:
California	11.3%	12.1%	11.5%	11.6%
Texas	9.0	8.4	9.0	9.0
New York	7.7	7.5	7.8	7.9
Florida	5.9	3.7	5.2	4.8
Quebec, Canada	4.5	5.3	4.7	4.8
All others	61.6	63.0	61.8	61.9
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1)     Includes financial impact from leasing and loan agreements with Kindred.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Net income attributable to common stockholders, as computed in accordance with GAAP, to NOI.

Triple-Net Lease Performance and Expirations

Any failure, inability or unwillingness by our tenants to satisfy their obligations under our triple-net leases could have a material adverse effect on us. Also, if our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on us. During the nine months ended September 30, 2026, we had no triple-net lease expirations that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

Tenant Lease Expirations

The following table summarizes our lease expirations in our OM&R and NNN segments, excluding real estate assets classified as held for sale, over the next 10 years and thereafter, assuming that none of the tenants exercise any of their renewal or purchase options, as of September 30, 2026 (dollars and square feet in thousands). See “Risk Factors—Risks Relating to Our Business Operations and Strategy—Our inability to renew our management agreements with our SHOP managers or our leases with our NNN and OM&R tenants on as favorable terms or at all, and our inability when necessary, to effectively and efficiently transition a SHOP community to a new manager or a NNN or OM&R property to a new tenant, may have an adverse effect on our business, financial condition and results of operations” included in Part I, Item 1A of our 2025 Annual Report.

	Expiration Year
	Remainder of 2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	Thereafter
OM&R:
Square Feet	963	2,629	2,529	2,462	2,221	1,974	1,617	1,249	2,654	889	2,531
OM&R Annualized Base Rent (1)	$28,783	$80,326	$76,078	$74,395	$64,036	$51,742	$49,114	$39,850	$75,021	$25,425	$70,055
% of Total OM&R Annualized Base Rent	5%	13%	12%	12%	10%	8%	8%	6%	12%	4%	11%

NNN:
Segment Properties	11	4	10	18	7	20	9	4	—	80	36
NNN Annualized Base Rent (1)	$11,519	$10,165	$18,127	$17,344	$7,400	$30,106	$10,371	$1,570	$—	$218,911	$145,607
% of Total NNN Annualized Base Rent	2%	2%	4%	4%	2%	6%	2%	—%	—%	46%	31%

Total OM&R and NNN Annualized Base Rent	$40,303	$90,491	$94,205	$91,739	$71,436	$81,848	$59,485	$41,420	$75,021	$244,336	$215,662
% of Total OM&R and NNN Annualized Base Rent	4%	8%	9%	8%	6%	7%	5%	4%	7%	22%	20%
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

Our material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, and operating obligations which include ground lease obligations. During the nine months ended September 30, 2026, our material contractual obligations decreased primarily due to the net repayment of debt. See “Note 10 – Senior Notes Payable and Other Debt” and “Note 12 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our long-term debt obligations and operating obligations, respectively.

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

Credit Facilities, Commercial Paper, Unsecured Term Loans and Letters of Credit

As of September 30, 2026, our $3.5 billion unsecured revolving credit facility had no borrowings outstanding and $0.8 million restricted to support outstanding letters of credit. We use our unsecured revolving credit facility to support our commercial paper program and for general corporate purposes.

Our wholly-owned subsidiary, VRLP, may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.5 billion. The notes are sold under customary terms in the U.S. commercial paper note market and are ranked pari passu with VRLP’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by Ventas. As of September 30, 2026 and December 31, 2025, we had $17.0 million and no borrowings, respectively, outstanding under our commercial paper program.

As of September 30, 2026, VRLP had an unsecured term loan in aggregate principal of $1.25 billion. The term loan is priced at SOFR plus 0.85%, which is subject to adjustment based on VRLP’s debt ratings. This term loan is fully and unconditionally guaranteed by Ventas and subject to certain customary covenants and other terms and conditions. It is scheduled to mature in January 2031 and includes an accordion feature that permits VRLP to increase the aggregate borrowings thereunder to up to $1.75 billion, subject to the satisfaction of certain conditions, including the receipt of additional commitments for such increase.

As of September 30, 2026, we had a $100.0 million uncommitted line for standby letters of credit, which had an outstanding balance of $28.1 million. The agreement governing the line contains certain customary covenants and other terms and conditions. Under its terms, we are required to pay a fixed rate commission on each outstanding letter of credit.

Exchangeable Senior Notes

In June 2023, VRLP issued $862.5 million aggregate principal amount of its 3.75% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”) in a private placement. The Exchangeable Notes were senior, unsecured obligations of VRLP and fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Ventas. The Exchangeable Notes bore interest at a rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Exchangeable Notes matured in June 2026. During the nine months ended September 30, 2026, we settled the aggregate principal amount of the Exchangeable Notes with $862.5 million in cash and the conversion premium by issuing 6.0 million shares of Ventas common stock.

During the three and nine months ended September 30, 2026, we recognized zero and $13.2 million, respectively, of contractual interest expense and amortization of issuance costs of zero and $3.1 million, respectively, related to the Exchangeable Notes.

Senior Notes

In January 2026, we repaid $500.0 million aggregate principal amount of 4.125% Senior Notes due 2026.

In October 2026, we repaid upon maturity $450.0 million aggregate principal amount of 3.25% Senior Notes due 2026.

Mortgages

During the three months ended September 30, 2026, we used the proceeds from new mortgage loans with a total principal amount of $130.7 million with maturities ranging from September 2031 to October 2036 to refinance existing mortgage loans with a principal balance of $121.2 million.

During the nine months ended September 30, 2026, we used the proceeds from new mortgage loans with a total principal amount of $198.1 million with maturities ranging from February 2031 to October 2036 to refinance existing mortgage loans with a principal balance of $185.0 million.

During the nine months ended September 30, 2026, we incurred $333.7 million of mortgage loans with maturities ranging from August 2029 to May 2031 in connection with certain of our senior housing acquisitions.

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

As of September 30, 2026, our variable rate debt obligations of $1.6 billion reflect, in part, the effect of $74.4 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. These interest rate swaps were not designated for hedge accounting.

As of September 30, 2026, our fixed rate debt obligations of $10.9 billion reflect, in part, the effect of $124.8 million and C$583.6 million ($410.2 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, that effectively convert variable rate debt to fixed rate debt. These interest rate swaps were designated as cash flow hedges.

2026 Activity

During the three and nine months ended September 30, 2026, $0.1 million and $0.8 million, respectively, of realized losses primarily relating to our interest rate swaps and treasury locks were reclassified into Interest expense in our Consolidated Statements of Income. Approximately $2.8 million of unrealized gains, which are included in Accumulated other comprehensive income as of September 30, 2026, are expected to be reclassified into earnings within the next 12 months.

Capital Stock

Equity Forward Sales Agreements

In May 2026, we amended the existing ATM Program such that the aggregate gross sales price of common stock available for issuance increased from $2.5 billion to $3.0 billion. As of September 30, 2026, the remaining amount available under the ATM Program for future sales of common stock was $1.6 billion.

During the three months ended September 30, 2026, we entered into equity forward sales agreements under the ATM Program for 7.8 million shares of our common stock for gross proceeds of $0.7 billion, representing an average price of $90.87 per share. During the three months ended September 30, 2026, we settled 15.9 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $1.4 billion.

During the nine months ended September 30, 2026, we entered into equity forward sales agreements under the ATM Program for 42.5 million shares of our common stock for gross proceeds of $3.7 billion, representing an average price of $86.91 per share. During the nine months ended September 30, 2026, we settled 47.3 million shares of common stock under outstanding equity forward sales agreements entered into under the ATM Program for net cash proceeds of $3.9 billion.

As of September 30, 2026, the remaining amount available under the ATM Program for future sales of common stock was $1.6 billion, and we maintained unsettled equity forward sales agreements for 9.1 million shares of common stock, or approximately $0.8 billion in gross proceeds, with varying maturities through April 2028.

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

Dividends

During the nine months ended September 30, 2026, we declared a dividend of $0.52 per share of our common stock in each of the first, second and third quarters. In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2026.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,		Change
	2026	2025	$	%
Cash, cash equivalents and restricted cash at beginning of period	$786,137	$957,233	$(171,096)	(17.9)%
Net cash provided by operating activities	1,440,759	1,175,063	265,696	22.6
Net cash used in investing activities	(4,317,055)	(2,265,696)	(2,051,359)	(90.5)
Net cash provided by financing activities	2,321,926	373,901	1,948,025	nm
Effect of foreign currency translation	(2,135)	2,050	(4,185)	nm
Cash, cash equivalents and restricted cash at end of period	$229,632	$242,551	$(12,919)	(5.3)
______________________________
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $265.7 million during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to growth in our SHOP business.

Cash Flows from Investing Activities

Net cash used in investing activities increased $2.1 billion during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a $1.6 billion increase from higher real estate investments in our SHOP business, a $309.0 million increase in loan investments, a $92.0 million decrease in proceeds from dispositions and a $123.1 million increase in aggregate redevelopment and development projects and other capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $1.9 billion during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a $1.8 billion increase in proceeds from common stock issuances, a $280.6 million increase in debt proceeds, net of debt repayment, partially offset by a $116.2 million increase in dividends.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated entities as described in “Note 7 – Investments in Unconsolidated Entities.” Except in limited circumstances, our risk of loss is limited to our investment in the entities and any outstanding loans receivable. Further, we use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Finally, as of September 30, 2026, we had $28.9 million outstanding letters of credit obligations.

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

VRLP is a wholly owned subsidiary of Ventas, Inc. Excluding investments in subsidiaries, the assets, liabilities and results of operations of VRLP and Ventas, Inc., on a combined basis, are not material to the consolidated financial position or consolidated results of operations of Ventas. Therefore, in accordance with Rule 13-01 of Regulation S-X, we have elected to exclude summarized financial information for the issuer and guarantor of our registered senior notes.

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

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30, 2026	As of December 31, 2025	As of September 30, 2025
Balance:
Fixed rate:
Senior notes/Exchangeable senior notes	$8,347,064	$9,761,830	$9,241,054
Unsecured term loans	—	—	—
Mortgage loans and other	2,551,219	2,202,886	2,194,520
Subtotal fixed rate	10,898,283	11,964,716	11,435,574
Variable rate:
Unsecured revolving credit facility	—	—	—
Unsecured term loans	1,250,000	700,000	700,000
Commercial paper notes	17,000	—	—
Mortgage loans and other	346,517	438,911	528,608
Subtotal variable rate	1,613,517	1,138,911	1,228,608
Total	$12,511,800	$13,103,627	$12,664,182
Percentage of total debt:
Fixed rate:
Senior notes/Exchangeable senior notes	66.7%	74.5%	73.0%
Unsecured term loans	—	—	—
Mortgage loans and other	20.4	16.8	17.3
Variable rate:
Unsecured revolving credit facility	—	—	—
Unsecured term loans	10.0	5.3	5.5
Commercial paper notes	0.1	—	—
Mortgage loans and other	2.8	3.4	4.2
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes/Exchangeable senior notes	4.3%	4.3%	4.2%
Unsecured term loans	—	—	—
Mortgage loans and other	4.6	4.4	4.3
Variable rate:
Unsecured revolving credit facility	—	—	—
Unsecured term loans	4.8	4.7	5.1
Commercial paper notes	4.1	—	—
Mortgage loans and other	5.5	4.9	5.0
Total	4.5	4.3	4.3

The variable rate debt as of September 30, 2026 in the table above reflects, in part, the effect of $74.4 million notional amount of interest rate swaps with maturities in March 2027, that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt as of September 30, 2026 in the table above reflects, in part, the effect of $124.8 million and C$583.6 million ($410.2 million) notional amount of interest rate swaps with maturities ranging from June 2027 to April 2031, in each case, that effectively convert variable rate debt to fixed rate debt. See “Note 10 – Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

The increase in our outstanding variable rate debt at September 30, 2026 compared to December 31, 2025 was primarily attributable to a $550.0 million term loan draw and an increase of $17.0 million in commercial paper notes outstanding.

The decrease in our outstanding fixed rate debt at September 30, 2026 compared to December 31, 2025 was primarily attributable to the repayment of senior notes.

Assuming a 100 basis point increase in the weighted average interest rate related to our consolidated variable rate debt and assuming no change in our consolidated variable rate debt outstanding as of September 30, 2026 of $1.6 billion, interest expense on an annualized basis would increase by approximately $16.1 million, or approximately $0.03 per diluted common share.

As of September 30, 2026 and December 31, 2025, our joint venture partners’ aggregate share of total consolidated debt was $335.6 million and $328.2 million, respectively, with respect to certain properties we owned through consolidated joint ventures.

Total consolidated debt does not include our portion of unconsolidated debt related to investments in unconsolidated real estate entities, which was $761.8 million and $732.5 million as of September 30, 2026 and December 31, 2025, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates (dollars in thousands):

	As of September 30, 2026	As of December 31, 2025
Gross book value	$10,898,283	$11,964,716
Fair value	10,397,717	12,290,096
Fair value reflecting change in interest rates:
-100 basis points	10,806,365	12,826,536
+100 basis points	10,018,495	11,859,768

As of September 30, 2026 and December 31, 2025, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $454.5 million and $166.8 million, respectively. See “Note 6 – Loans Receivable and Investments” and “Note 11 – Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2026 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our Net Income and Normalized FFO for the nine months ended September 30, 2026 would decrease or increase by less than $0.01 per diluted common share. We will continue to mitigate these risks through a layered approach to hedging and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have a significant effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026, at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of 2026 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2026:

	Number of Shares Repurchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31	—	$—	—	—
August 1 through August 31	150	92.53	—	—
September 1 through September 30	75	90.27	—	—
Total	225	$91.78	—	—
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: October 28, 2026

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst
Executive Vice President and Chief Financial Officer